Form 10-Q
period 2005-04-30
Citi Trends Inc
filed 2005-06-10
CIK 1318484

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

|X|          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2005

                                       OR

|_|         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


Commission File Number  333-123028

                                CITI TRENDS, INC.
             (Exact name of registrant as specified in its charter)

                     DELAWARE                                   52-2150697
          (State or other jurisdiction of                    (I.R.S. Employer
          incorporation or organization)                   Identification No.)

                  102 Fahm Street
                   Savannah, GA                                   31401
     (Address of principal executive offices)                   (Zip Code)

         Registrant's telephone number, including area code 912-236-1561


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  |_| No   |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b of the Exchange Act). Yes |_| No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                           Outstanding at June 1, 2005
-------------------------------------      -------------------------------------
     Common Stock, $.01 par value                     12,602,154 shares


--------------------------------------------------------------------------------



                                                          CITI TRENDS, INC.
                                                          -----------------
                                                              FORM 10-Q
                                                              ---------
                                                          TABLE OF CONTENTS
                                                          -----------------


                                                                                                                              PAGE
                                                                                                                             NUMBER
                                                                                                                            ________
PART I       FINANCIAL INFORMATION

Item 1       Financial Statements                                                                                              3

             Condensed Balance Sheets (unaudited)
             April 30, 2005 and January 29, 2005                                                                               3

             Condensed Statements of Income (unaudited)
             Thirteen weeks ended April 30, 2005 and May 1, 2004                                                               4

             Condensed Statements of Cash Flows (unaudited)
             Thirteen weeks ended April 30, 2005 and May 1, 2004                                                               5

             Notes to the Condensed Financial Statements (unaudited)                                                           6



Item 2       Management's Discussion and Analysis of Financial Condition and Results of Operations                             9

Item 3       Quantitative and Qualitative Disclosures about Market Risk                                                        13

Item 4       Controls and Procedures                                                                                           13

PART II      OTHER INFORMATION                                                                                                 14

Item 1       Legal Proceedings                                                                                                 14

Item 2       Unregistered Sales of Equity Securities and Use of Initial Public Offering Proceeds                               14

Item 3       Defaults Upon Senior Securities                                                                                   14

Item 4       Submissions of Matter to a Vote of Security Holders                                                               14

Item 5       Other Information                                                                                                 14

Item 6       Exhibits                                                                                                          14

             SIGNATURES                                                                                                        16



Item 1. Financial Statements.
                                                          Citi Trends, Inc.

                                                      Condensed Balance Sheets
                                                 April 30, 2005 and January 29, 2005
                                                             (unaudited)

                                                                                                      April 30,        January 29,
                                                                                                        2005              2005
                                                                                                   ---------------   ---------------
                                                                Assets
Current assets:
  Cash and cash equivalents....................................................................... $    10,892,459   $   11,801,442
  Inventory.......................................................................................      41,269,527       36,172,832
  Prepaid and other current assets................................................................       4,321,732        2,600,933
  Deferred tax asset..............................................................................       1,108,297        1,139,000
                                                                                                   ---------------   --------------
   Total current assets...........................................................................      57,592,016       51,714,207
Property and equipment, net.......................................................................      18,993,336       17,573,767
Goodwill..........................................................................................       1,371,404        1,371,404
Other assets......................................................................................         170,557          130,182
                                                                                                   ---------------   --------------
   Total assets................................................................................... $    78,127,313   $   70,789,560
                                                                                                   ===============   ==============
                                               Liabilities and Stockholders' Equity
Current liabilities:
  Borrowings under revolving lines of credit...................................................... $           --    $           --
  Accounts payable................................................................................     29,124,514        28,132,301
  Accrued expenses................................................................................      5,421,749         3,199,772
  Accrued compensation............................................................................      2,860,459         2,537,643
  Current portion of long-term debt...............................................................         81,058            78,953
  Current portion of capital lease obligations....................................................        704,592           718,425
  Income taxes payable............................................................................      1,860,647         2,455,247
  Layaway deposits................................................................................        874,448           252,791
                                                                                                   ---------------   --------------
   Total current liabilities......................................................................     40,927,466        37,375,132
Long-term debt, less current portion..............................................................      1,505,753         1,526,110
Capital lease obligations, less current portion...................................................        633,172           688,473
Preferred shares subject to mandatory redemption..................................................      3,565,860         3,984,763
Deferred tax liability............................................................................      1,131,397           818,000
Other long-term liabilities.......................................................................      3,284,767         2,632,114
                                                                                                   ---------------   --------------
   Total liabilities..............................................................................     51,048,413        47,024,592
                                                                                                   ---------------   --------------
Stockholders' equity:
  Common stock, $0.01 par value. Authorized 20,000,000; 9,460,750 shares issued; 9,295,000
   shares outstanding.............................................................................          3,639             3,639
  Paid-in-capital.................................................................................      4,146,074         4,120,894
  Retained earnings...............................................................................     23,093,737        19,828,628
  Treasury stock, at cost; 165,750 shares.........................................................       (164,550)         (164,550)
  Subscription receivable.........................................................................             --           (23,643)
                                                                                                   ---------------   --------------
   Total stockholders' equity.....................................................................     27,078,900        23,764,968
                                                                                                   ---------------   --------------
Commitments and contingencies (notes 6 and 7)
   Total liabilities and stockholders' equity..................................................... $   78,127,313    $   70,789,560
                                                                                                   ==============    ==============

See accompanying notes to the condensed financial statements.



                                                          Citi Trends, Inc.

                                                   Condensed Statements of Income
                                         Thirteen Weeks Ended April 30, 2005 and May 1, 2004
                                                             (unaudited)



                                                                                                       April 30,          May 1,
                                                                                                         2005              2004
                                                                                                  ----------------  ----------------
Net sales........................................................................................ $     63,616,469  $     48,068,746
Cost of sales....................................................................................       38,483,030        29,034,125
                                                                                                  ----------------  ----------------
    Gross profit.................................................................................       25,133,439        19,034,620
Selling, general and administrative expenses.....................................................       19,757,812        15,220,695
                                                                                                  ----------------  ----------------
   Income from operations........................................................................        5,375,627         3,813,925
Interest expense, including redeemable preferred stock dividend..................................          110,519           173,369
                                                                                                  ----------------  ----------------
   Income before provision for income taxes......................................................        5,265,108         3,640,556
Provision for income taxes.......................................................................        2,000,000         1,401,614
                                                                                                  ----------------  ----------------
   Net income.................................................................................... $      3,265,108  $      2,238,942
                                                                                                  ================  ================
Basic income per common share.................................................................... $            .35  $            .24
                                                                                                  ================= ================
Diluted income per common share.................................................................. $            .30  $            .21
                                                                                                  ================= ================
Average number of shares outstanding
  Basic..........................................................................................        9,295,000         9,305,400
                                                                                                  ================  ================
  Diluted........................................................................................       10,986,959        10,907,508
                                                                                                  ================  ================

See accompanying notes to the condensed financial statements.



                                                          Citi Trends, Inc.

                                                 Condensed Statements of Cash Flows
                                         Thirteen Weeks Ended April 30, 2005 and May 1, 2004
                                                             (unaudited)


                                                                                                       April 30,         May 1,
                                                                                                         2005             2004
                                                                                                   ---------------  ----------------
  Operating activities:
   Net income..................................................................................... $    3,265,108   $    2,238,942
   Adjustment to reconcile net income to net cash provided by operating activities:
     Dividends on preferred shares subject to mandatory redemption................................         81,113           81,113
     Depreciation and amortization................................................................      1,394,469        1,076,535
     Deferred income taxes........................................................................        344,100               --
     Loss on disposal of fixed assets
     Noncash compensation expense.................................................................         25,180           11,157
     Changes in assets and liabilities:
       Inventory..................................................................................     (5,096,695)      (7,330,653)
       Prepaid and other current assets...........................................................     (1,720,799)         118,703
       Other assets...............................................................................        (50,156)          (5,974)
       Accounts payable...........................................................................        992,213        5,493,741
       Accrued expenses and other long-term liabilities...........................................      2,374,567        1,327,576
       Accrued compensation.......................................................................        322,816          289,361
       Income tax payable.........................................................................       (594,600)       1,101,966
       Layaway deposits...........................................................................        621,657          322,212
                                                                                                     ------------   --------------
        Net cash provided by operating activities.................................................      1,958,973        4,724,678
                                                                                                     ------------   --------------
  Investing activities:
   Purchase of property and equipment.............................................................     (2,664,073)      (2,908,951)
                                                                                                     ------------   --------------
  Financing activities:
   Repayments on long-term debt and capital lease obligations.....................................       (227,574)        (162,339)
   Proceeds from payment of shareholder note receivable...........................................         23,691           11,000
   Proceeds from sale of stock....................................................................             --            6,000
                                                                                                     ------------    -------------
        Net cash used in financing activities.....................................................       (203,883)        (145,339)
                                                                                                     ------------   --------------
        Net increase (decrease) in cash and cash equivalents......................................       (908,983)       1,670,389
  Cash and cash equivalents:
    Beginning of period...........................................................................     11,801,442        9,954,232
                                                                                                      -----------    -------------
    End of period................................................................................. $   10,892,459   $   11,624,621
                                                                                                   ==============   ==============

    Supplemental disclosure of cash flow information:
         Cash paid for interest................................................................... $      453,915   $       85,933
         Cash paid for income taxes............................................................... $    2,250,500   $      299,650
    Purchases of property and equipment financed by entering into capital leases ................. $      140,188   $      526,692


See accompanying notes to the condensed financial statements.

Citi Trends, Inc
----------------
Notes to the Condensed Financial Statements (unaudited)
-------------------------------------------------------

1. Basis of Presentation
   ---------------------

The condensed balance sheet as of April 30, 2005, the interim condensed statements of income for each of the thirteen week periods ended April 30, 2005 and May 1, 2004, and the interim condensed statements of cash flows for the thirteen week periods ended April 30, 2005 and May 1, 2004 have been prepared by Citi Trends, Inc. (the "Company"), without audit. The condensed balance sheet at January 29, 2005 has been derived from the audited financials statements at that date, but does not include all required year end disclosures. In the opinion of management, such statements include all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the Company's financial position as of April 30, 2005 and January 29, 2005, results of operations and cash flows at April 30, 2005 and May 1, 2004 and for all periods presented.

Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted from these interim financial statements. The Company suggests that you read its condensed financial statements in conjunction with the financial statements and notes thereto included in its Rule 424(b) prospectus filed May 18, 2005.

The results of operations for the thirteen weeks ended April 30, 2005 are not necessarily indicative of the operating results that may be expected for the year ending January 28, 2006.

2. Stock-Based Compensation
   ------------------------

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board ("FASB") interpretation (FIN) No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current fair value of the underlying stock exceeds the exercise price. The Company recognizes the fair value of stock rights granted to non-employees in the accompanying condensed financial statements. SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure, an amendment of FASB Statement No. 123, establishes accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and the Company has adopted only the disclosure requirements of SFAS No. 123, as amended. The following table illustrates the effect on net income for the thirteen weeks ended April 30, 2005 and May 1, 2004 if the fair-value-based method had been applied to all outstanding and unvested awards in the periods. Pro forma information regarding net income and net income per share is required in order to disclose the Company's net income as if it had accounted for employee stock options under the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation--Transition Disclosure. The fair values of options and shares issued pursuant to its option plan at each grant date were estimated using the Black-Scholes option pricing model.



                                                                                                2005            2004
                                                                                           --------------  --------------
  Net income, as reported................................................................  $   3,265,108   $   2,238,942
  Add stock-based employee compensation expense included in reported net income, net
   of tax of $9,568 and $4,298, respectively.............................................         15,612           6,859
  Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax of $11,790 and $14,423,
   respectively..........................................................................        (19,237)        (23,020)
                                                                                           -------------   -------------
     Pro forma net income................................................................  $   3,261,483   $   2,222,781
                                                                                           =============   =============
  As reported basic income per common share..............................................  $         .35   $         .24
                                                                                           =============   =============
  Pro forma basic income per common share................................................  $         .35   $         .24
                                                                                           =============   =============
  As reported diluted income per common share............................................  $         .30   $         .21
                                                                                           =============   =============
  Pro forma diluted income per common share..............................................  $         .30   $         .20
                                                                                           =============   =============

3. Earnings per Share
   ------------------

Earnings per common share amounts are based on the weighted average number of common shares outstanding and diluted earnings per share amounts are based on the weighted average number of common shares outstanding plus the incremental shares that would have been outstanding upon the assumed exercise of all dilutive stock options.

The following table provides a reconciliation of the number of average common shares outstanding used to calculate earnings per share to the number of common shares and common share equivalents outstanding used in calculating diluted earnings per share for the thirteen weeks ended April 30, 2005 and May 1, 2004:



                                                                                             2005           2004
                                                                                             ----           ----
  Average number of common shares outstanding............................................   9,295,000      9,305,400
  Incremental shares from assumed exercises of stock options.............................   1,691,959      1,602,108
                                                                                          -----------    -----------
  Average number of common shares and common stock equivalents outstanding...............  10,986,959     10,907,508
                                                                                          ===========    ===========

For the thirteen weeks ended April 30, 2005 and May 1, 2004 there were no options outstanding to purchase shares of common stock excluded from the calculation of diluted earnings per share because of antidilution.

4. Revolving Lines of Credit
   -------------------------

The Company has a revolving line of credit secured by substantially all of the Company's assets pursuant to which the Company pays customary fees. This secured line of credit expires in April 2007. At April 30, 2005, the line of credit provided for aggregate cash borrowings and the issuance of letters of credit up to the lesser of $25,000,000 or the Company's borrowing base (approximately $25,000,000 at April 30, 2005), as defined in the credit agreement. Borrowings under this secured line of credit bear interest at either the prime rate or the Eurodollar rate plus 2.25%, at the Company's election, based on conditions in the credit agreement. Additionally, there is a letter of credit fee of 1.25% per annum on the outstanding balance of letters of credit. At April 30, 2005, there were no outstanding borrowings on the revolving line of credit, nor were there any outstanding letters of credit. Under the terms of the credit agreement, the Company is required to maintain a minimum tangible net worth. The Company was in compliance with this requirement at April 30, 2005.

In September 2003, the Company entered into an annual unsecured revolving line of credit with Bank of America that expires on June 30, 2005. At April 30, 2005, the line of credit provided for aggregate cash borrowings up to $3,000,000. Borrowings under the credit agreement bear interest at the London Interbank Offered Rate ("LIBOR") plus 2.00%. At April 30, 2005, there were no outstanding borrowings on the unsecured revolving line of credit.

5. Equity Transactions with Majority Shareholder
   ---------------------------------------------

In August 2003, the Company's board of directors adopted a plan (the "Anti-Dilution Plan") whereby stock options were to be issued to the Company's majority stockholder, as well as certain defined members of management, in amounts necessary to prevent the dilution of their ownership percentage as a result of the issuance of stock options to other employees of the Company. Options granted under this Anti-Dilution Plan were to be issued at the estimated fair market value of the Company's common stock on the date of grant and vest immediately. On April 28, 2005 the Company terminated the Anti-Dilution Plan. During the thirteen week periods ended April 30, 2005 and May 1, 2004, the Company issued no stock options under this Anti-Dilution Plan.

6. Contingencies
   -------------

The Company from time to time is involved in various legal proceedings incidental to the conduct of its business, including claims by customers, employees or former employees. The Company was recently the subject of two putative collective action lawsuits commenced by former employees under the Fair Labor Standards Act. The plaintiffs sought unpaid compensation and benefits, liquidated damages, attorneys fees, costs and injunctive relief. The suits were dismissed with prejudice pending enforcement proceedings in District Court of the United States for the Middle District of Alabama, Northern Division of favorable settlement agreements. The Company has reviewed the allegations in both of these cases and it believes that its business practices are, and were during the relevant periods, in compliance with the law. The settlement costs did not and will not have a material impact on the Company's results of operations or financial condition.

7. Related Party Transactions - Management Consulting Agreement
   ------------------------------------------------------------

The Company was a party to an Amended and Restated Management Consulting Agreement, or the consulting agreement, effective as of February 1, 2004 with Hampshire Management Company LLC, or the consultant, which is an affiliate of the Company's majority shareholder, pursuant to which the consultant provided the Company with certain consulting services related to, but not limited to, financial affairs, relationships with lenders, stockholders and other third-party associates or affiliates, and the expansion of the Company's business. In connection with the Company's initial public offering (see note 9
(a)), the parties terminated the consulting agreement and the Company is obligated to pay the consultant a termination fee of $1.2 million no later than December 31, 2005.

Included in operating expenses are management fees of $60,000 for the thirteen weeks ended April 30, 2005 and May 1, 2004.

8. Long-Term Incentive Plan
   ------------------------

On March 8, 2005 the Company adopted the 2005 Long-Term Incentive Plan which became effective upon the consummation of the initial public offering. Under the Incentive Plan, the Company may grant up to 1.3 million shares of common stock that may be issued for the grant of stock options and other equity incentive awards.

9. Subsequent Events
   -----------------

(a) Initial Public Offering

On May 18, 2005, the Company completed the initial public offering, or IPO, of its common stock as a result of which the Company sold 2,700,000 shares of common stock at $14.00 per share. In addition, the Company received notice on May 27, 2005, that the underwriters had exercised the over-allotment option granted in connection with the IPO, pursuant to which the Company issued and sold an additional 577,500 shares on June 1, 2005. Upon completing the offering and the over-allotment option, the Company received net proceeds of approximately $40.8 million and incurred approximately $5.1 million in expenses in connection with the IPO. In addition, 1,150,000 shares of common stock were sold in the IPO by certain selling stockholders of the Company, for which the Company received no proceeds. As a result, upon the closing of the offering, there were 12,602,154 shares of common stock outstanding. The Company's common stock is listed on NASDAQ under the symbol "CTRN". A summary of the terms of the IPO can be found in the Company's Registration Statement on Form S-1 (File No. 333-123028), or the Registration Statement, which was declared effective by the SEC on May 17, 2005. Copies of the prospectus relating to the offering may be obtained from CIBC World Markets Corp., 417 Fifth Avenue, New York, New York 10016, by fax at (212) 667-6303 or by e-mail at useprospectus@us.cibc.com.

(b) Stock Split

In connection with the IPO, on May 11, 2005, the Board of Directors approved a 26-for-1 stock split of the Company's common stock. All share and per share amounts related to common stock and stock options included in the accompanying condensed financial statements and notes have been restated to reflect the stock split.

(c) Use of IPO Proceeds

Following the closing of the IPO, each of the Company's 3,605 shares of mandatory redeemable preferred stock were redeemed and extinguished for $3.6 million, and the Company repaid in full the mortgage on its Fahm Street Headquarters and Distribution Center in the amount of $1.5 million. The Company intends to acquire, lease or design and construct a new distribution center in the next 18 months using the proceeds from the IPO and cash flow from operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

             The Thirteen Weeks (First Quarter) Ended April 30, 2005
              The Thirteen Weeks (First Quarter) Ended May 1, 2004

Forward-Looking Statements

Except for specific historical information, many of the matters discussed in this Form 10-Q may express or imply projections of revenues or expenditures, statements of plans and objectives for future operations, growth or initiatives, statements of future economic performance, or statements regarding the outcome or impact of pending or threatened litigation. These, and similar statements, are forward-looking statements concerning matters that involve risks, uncertainties and other factors that may cause the actual performance of the Company to differ materially from those expressed or implied by these statements. All forward-looking information should be evaluated in the context of these risks, uncertainties and other factors. The words "believe," "anticipate," "project," "plan," "expect," "estimate," "objective," "forecast," "goal," "intend," "will likely result," or "will continue" and similar expressions generally identify forward-looking statements. The Company believes the assumptions underlying these forward-looking statements are reasonable; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in the forward-looking statements.

The factors that may result in actual results differing from such forward-looking information include, but are not limited to: transportation and distribution delays or interruptions; changes in freight rates; the Company's ability to negotiate effectively the cost and purchase of merchandise; inventory risks due to shifts in market demand; changes in product mix; interruptions in suppliers' businesses; interest rate fluctuations; a continued rise in insurance costs; a deterioration in general economic conditions caused by acts of war or terrorism; temporary changes in demand due to weather patterns; seasonality of the Company's business; delays associated with building, opening and operating new stores; delays associated with building, opening, expanding or converting new or existing distribution centers; and other factors.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q. Except as may be required by law, the Company undertakes no obligation to update or revise publicly any forward-looking statements contained herein to reflect events or circumstances occurring after the date of this Form 10-Q or to reflect the occurrence of unanticipated events. Readers are advised, however, to read any further disclosures the Company may make on related subjects in its public disclosures or documents filed with the SEC.

Overview

The Company is a rapidly growing, value-priced retailer of urban fashion apparel and accessories for the entire family. The Company's merchandise offerings are designed to appeal to the preferences of fashion conscious consumers, particularly African-Americans. Stores were originally located in only the Southeast, but have recently expanded into the Mid-Atlantic region and Texas. As of April 30, 2005 there are 214 stores in operation in both urban and rural markets in twelve states.

The Company measures its performance using key operating statistics. One of the main performance measures is comparable store sales growth. A comparable store is defined as a store that has been open for an entire fiscal year. Therefore, a store will not be considered a comparable store until its 13th month of operation at the earliest or its 24th month at the latest. As an example, all stores opened in fiscal 2003 and fiscal 2004 were not considered comparable stores in fiscal 2004. Relocated and expanded stores are included in the comparable store sales results. Other operating statistics, most notably average sales per store, are utilized in managing the Company. The Company typically occupies existing footprints in established shopping centers rather than sites built specifically for its stores, and, therefore, store square footage (and therefore sales per square foot) varies by store. The Company focuses on the overall store sales volume as the critical driver of profitability. Average sales per store has increased, since new stores and relocated stores are generally larger than existing stores. Average sales per store have increased from approximately $0.8 million in fiscal 2000 to approximately $1.1 million in fiscal 2004. Beyond sales, the Company measures gross margin percentage and store operating expenses, with a particular focus on labor as a percentage of sales. These results translate into store level contribution, which are used to evaluate overall performance of each individual store. Finally, corporate expenses are monitored in absolute amounts.

The Company's cash requirements are primarily for working capital, construction of new stores, remodeling of existing stores and improvements to its information systems. Historically, these cash requirements have been met from cash flow from operations, short-term trade credit and borrowings under the revolving lines of credit, long-term debt and capital leases.

Accounting Periods

The following contains references to years 2005 and 2004, which represent fiscal years ending or ended on January 28, 2006 and January 29, 2005, respectively, each of which have a 52-week accounting period. This discussion and analysis should be read with the condensed financial statements and the notes thereto.

Results of Operations

The following discussion of the Company's financial performance is based on the condensed financial statements set forth herein. The nature of the Company's business is seasonal. Historically, sales in the first and fourth quarters have been higher than sales achieved in the second and third quarters of the fiscal year. Expenses, and to a greater extent operating income, vary by quarter. Results of a period shorter than a full year may not be indicative of results expected for the entire year. Furthermore, the seasonal nature of the Company's business may affect comparisons between periods.

13 Weeks Ended April 30, 2005 and May 1, 2004

Net Sales. Net sales increased $15.5 million, or 32.3%, to $63.6 million for the thirteen weeks ended April 30, 2005 from $48.1 million in the thirteen weeks ended May 1, 2004. The increase in net sales was primarily due to 37 new stores opened since May 1, 2004 and a comparable store sales increase of 6.9% for the thirteen weeks ended April 30, 2005 compared to the thirteen weeks ended May 1, 2004. The 37 stores opened since May 1, 2004 accounted for $11.3 million of the total increase in sales, the 17 stores opened between February 1, 2004 and May 1, 2004 accounted for $1.2 million and the 158 comparable stores contributed $2.9 million of the increase in sales. The increase in comparable store sales resulted, in part, from an increase in the number of customer transactions, items sold and average price per item. Three stores were relocated since May 1, 2004, of which, two of the relocations occurred in the thirteen weeks ended April 30, 2005. The relocated stores contributed 0.5% of the 6.9% comparable sales growth.

Gross Profit. Gross profit increased $6.1 million, or 32.0%, to $25.1 million in the thirteen weeks ended April 30, 2005 from $19.0 million in the thirteen weeks ended May 1, 2004. The increase resulted primarily from the operation of 37 new stores opened since May 1, 2004 and the full period impact of 17 stores opened in the thirteen weeks ended May 1, 2004. As a percentage of net sales, gross profit decreased from 39.6% in the thirteen weeks ended May 1, 2004 to 39.5% in the thirteen weeks ended April 30, 2005. This decrease, as a percentage of net sales, was primarily due to higher inbound and outbound freight costs primarily due to fuel surcharges in the thirteen weeks ended May 1, 2004 compared to the thirteen weeks ended April 30, 2005.

Selling, General and Administrative Expense. Selling, general and administrative expenses increased $4.5 million, or 29.8%, to $19.8 million in the thirteen weeks ended April 30, 2005 from $15.2 million in the thirteen weeks ended May 1, 2004. The increase in these expenses was due primarily to additional store level, distribution and corporate costs arising from the opening of 37 new stores since May 1, 2004. Selling, general and administrative expense as a percent of sales decreased to 31.1% in April 30, 2005 from 31.7% in the thirteen weeks ended May 1, 2004. This decrease was primarily due to a prior year charge in the thirteen weeks ended May 1, 2004 of approximately $300,000 for additional vacation pay accrual pursuant to a change in the Company's vacation policy.

Interest Expense, Net. Interest expense decreased by 35.8% from approximately $173,000 in the thirteen weeks ended May 1, 2004 to approximately $111,000 in the thirteen weeks ended April 30, 2005. The decrease in net interest expense in the thirteen weeks ended April 30, 2005 compared to the thirteen weeks ended May 1, 2004 is due primarily to interest income earned on outstanding cash balances.

Provision for Income Taxes. The provision for income taxes increased to $2.0 million in the thirteen weeks ended April 30, 2005 from $1.4 million in the thirteen weeks ended May 1, 2004. The effective income tax rates for fiscal 2005 and fiscal 2004 are 38.0%, and 38.5%, respectively.

Net Income. Net income increased 45.8% to $3.3 million in the thirteen weeks ended April 30, 2005 from $2.2 million in the thirteen weeks ended May 1, 2004. The increase in net income is due to the factors discussed previously.

Liquidity and Capital Resources

Current financial condition. At April 30, 2005, the Company had a net cash position of $10.9 million, compared with a net cash position of $11.8 million at January 29, 2005. The most significant factors in the change in the Company's net debt/cash position during the first 13 weeks of 2005 were positive net income from operations adjusted for depreciation and other non-cash charges, offset by the purchase of additional inventory and capital expenditures to open new stores, and the earlier occurrence of Easter in fiscal 2005 compared to fiscal 2004 resulted in a shift in the timing of merchandise receipts and payments between the years.

Inventory represented approximately 53% of the Company's total assets as of April 30, 2005. Management's ability to manage its inventory can have a significant impact on the Company's cash flows from operations during a given interim period or fiscal year. In addition, inventory purchases can be somewhat seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise.

Cash flows provided by (used in) operating activities. Net cash provided by operating activities was $2.0 million in the thirteen weeks ended April 30, 2005 compared to $4.7 million in the thirteen weeks ended May 1, 2004. The main sources of cash provided during the thirteen weeks ended April 30, 2005 was net income adjusted for depreciation and other non-cash charges of $5.1 million, increases in accrued expenses of $2.4 million, deposits taken on layaway transactions of approximately $622,000 and increases in accrued compensation of approximately $323,000. Uses of cash consisted of the net increase in inventory of $4.1 million, a $1.7 million increase in prepaid assets related to receivables for tenant improvements and deferred charges related to the Company's IPO on May 17, 2005 and a decrease in income tax liability of approximately $595,000 from payments made for the prior year's tax liability.

Cash flows used in investing activities. Cash used in investing activities was $2.7 million in the thirteen weeks ended April 30, 2005 and $2.9 million in the thirteen weeks ended May 1, 2004. Investing activities consisted of $2.8 million used for the purchase of property and equipment for the build out of 14 new stores. Of the $2.8 million in capital expenditures, $2.7 million related to equipment purchased directly by the Company while approximately $140,000 was facilitated through capital leases. Approximately $911,000 of the Company's capital expenditures on new stores in the thirteen weeks ended April 30, 2005 will be reimbursed to the Company by the landlords of the leased properties. These tenant improvement dollars will be amortized over the life of the individual store's lease as a reduction to occupancy expense. Capital expenditures during fiscal 2005 are projected to be approximately $10.0 million. The Company anticipates funding its fiscal 2005 and longer term capital requirements with cash flows from operations, and the proceeds from the IPO, if necessary.

Cash flows used in financing activities. Cash used in financing activities was approximately $204,000 in the thirteen weeks ended April 30, 2005 and $145,000 in the thirteen weeks ended May 1, 2004. Financing activities in the thirteen weeks ended April 30, 2005 included scheduled repayments of approximately $228,000 on capital leases and receipt of approximately $24,000 in payment of a shareholder note.

IPO Proceeds and Cash Requirements

On May 18, 2005, the Company completed the IPO of its common stock, as a result of which the Company sold 2,700,000 shares of common stock at $14.00 per share. In addition, the Company received notice on May 27, 2005, that the underwriters had exercised the over-allotment option, pursuant to which the Company issued and sold an additional 577,500 shares on June 1, 2005. Upon completing the offering and the over-allotment option granted in connection with the IPO, the Company received net proceeds of approximately $40.8 million and incurred approximately $5.1 million in expenses in connection with the IPO. In addition, 1,150,000 shares of common stock were sold in the IPO by certain selling stockholders of the Company, for which the Company received no proceeds. As a result, upon the closing of the offering, there were 12,602,154 shares of common stock outstanding.

Following the closing of the IPO on May 23, 2005, each of the Company's 3,605 shares of mandatory redeemable preferred stock were redeemed and extinguished for $3.6 million, and the Company repaid in full the mortgage on its Fahm Street Headquarters and Distribution Center in the amount of $1.5 million.

The Company currently intends to acquire, lease or design and construct a new distribution center in the next 18 months using the proceeds from the IPO and cash flow from operations. The Company has hired a third party to conduct a site and feasibility study regarding the necessary size and location of the new distribution center. The Company expects to receive the results of the study in the near future. After receipt of the report, the Company will determine whether to construct, acquire or lease a new distribution center and will select a suitable location.

The Company's cash requirements are primarily for working capital, construction of new stores, remodeling of existing stores and improvements to its information systems. Historically, the Company has met these cash requirements from cash flow from operations, short-term trade credit and borrowings under the revolving lines of credit, long-term debt and capital leases. Due to the IPO on May 18, 2005, the Company expects to be able to meet its cash requirements using cash flow from operations and the cash proceeds from the IPO.

Critical Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company believes the following critical accounting policies describe the more significant judgments and estimates used in the preparation of its financial statements:

     Revenue Recognition
While the recognition of revenue is predominantly derived from routine retail transactions and does not involve significant judgment, revenue recognition represents an important accounting policy of the Company. The Company recognizes retail sales at the time the customer takes possession of the merchandise and purchases are paid for less an allowance for returns. The Company allows for returns up to 10 days after the date of sales and the estimate for returns is based on actual observed return activity 10 days after the period ends. Revenue from layaway sales is recognized when the customer has paid for and received the merchandise. However, revenue from the $2.00 service charge for participating in the program and from the $5.00 re-stocking fee, if charged as part of the layaway program, is recognized at the time of payment. All sales are from cash, check or major credit card company transactions.

     Inventory
Inventory is stated at the lower of cost (first-in, first-out basis) or market as determined by the retail inventory method less a provision for inventory shrinkage. Under the retail inventory method, the cost value of inventory and gross margins are determined by calculating a cost-to-retail ratio and applying it to the retail value of inventory. Inherent in the retail inventory calculation are certain significant management judgments and estimates including, among others, merchandise markups, markdowns and shrinkage, which impact the ending inventory valuation at cost as well as resulting gross margins. The Company estimates a shrinkage reserve for the period between the last physical count and the balance sheet date. The estimate for the shrinkage reserve can be affected by changes in actual shrinkage trends. The Company believes the first-in first-out retail inventory method results in an inventory valuation that is fairly stated. Many retailers have arrangements with vendors that provide for rebates and allowances under certain conditions, which ultimately affect the value of the inventory. The Company has not entered into such arrangements with its vendors.

     Property and Equipment, net
The Company has a significant investment in property and equipment. Property and equipment are stated at cost. Equipment under capital leases is stated at the present value of minimum lease payments. Depreciation and amortization are computed using the straight-line method over the lesser of the estimated useful lives (primarily three to five years for computer equipment and furniture, fixtures and equipment, five years for leasehold improvements, and 15 years for buildings) of the related assets or the relevant lease term, whichever is shorter. Any reduction in these estimated useful lives would result in a higher annual depreciation expense for the related assets.

     Impairment of Long-Lived Assets
The Company continually evaluates whether events and changes in circumstances warrant revised estimates of the useful lives or recognition of an impairment loss for intangible assets. Future adverse changes in market and legal conditions or poor operating results of underlying assets could result in losses or an inability to recover the carrying value of the intangible asset, thereby possibly requiring an impairment charge in the future. If facts and circumstances indicate that a long-lived asset, including property and equipment, may be impaired, the carrying value is reviewed. If this review indicates that the carrying value of the asset will not be recovered as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value. Impairment losses in the future are dependent on a number of factors such as site selection and general economic trends, and thus could be significantly different from historical results. To the extent the Company's estimates for net sales, gross profit and store expenses are not realized, future assessments of recoverability could result in impairment charges.

     Stock-Based Compensation
The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees , and related interpretations including FASB interpretation (FIN) No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current fair value of the underlying stock exceeds the exercise price. The Company recognizes the fair value of stock rights granted to non-employees in the accompanying condensed financial statements. SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123 , establishes accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123, as amended. Pro forma information regarding net income and net income per share is required in order to disclose the Company's net income as if it had accounted for employee stock options under the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation , as amended by SFAS No. 148, Accounting for Stock-Based Compensation-- Transition Disclosure . This information is contained in Note 2 of the condensed financial statements. The fair values of options and shares issued pursuant to the Company's option plan at each grant date were estimated using the Black-Scholes option pricing model.

Accounting for Income Taxes
The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. The computation of income taxes is subject to estimation due to the judgment required and the uncertainty related to the recoverability of deferred tax assets or the outcome of tax audits. The Company adjusts its income tax provision in the period it is determined that actual results will differ from its estimates. Tax law and rate changes are reflected in the income tax provision in which such changes are enacted.

The above listing is not intended to be a comprehensive list of all the Company's accounting policies. In many cases the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The market risk of the Company's financial instruments as of April 1, 2005 has not significantly changed since January 29, 2005. The Company's risk profile as of January 29, 2005 is disclosed in Quantitative and Qualitative Disclosures About Market Risk in the Company's Registration Statement on Form S-1 filed May 17, 2005.

Item 4. Controls and Procedures.

The Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of April 30, 2005 pursuant to Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There were no changes in internal controls over financial reporting during the fiscal quarter ended April 30, 2005 identified in connection with the Chief Executive Officer's and Chief Financial Officer's evaluation that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

At the end of fiscal 2006, Section 404 of the Sarbanes-Oxley Act will require the Company's management to provide an assessment of the effectiveness of the Company's internal control over financial reporting, and the Company's independent registered public accountants will be required to audit management's assessment. The Company is in the process of performing the system and process documentation, evaluation and testing required for management to make this assessment and for its independent registered public accountants to provide their attestation report. The Company has not completed this process or its assessment, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company from time to time is involved in various legal proceedings incidental to the conduct of its business, including claims by customers, employees or former employees. The Company was recently the subject of two putative collective action lawsuits commenced by former employees under the Fair Labor Standards Act. The plaintiffs sought unpaid compensation and benefits, liquidated damages, attorneys fees, costs and injunctive relief. The suits were dismissed with prejudice pending enforcement proceedings in District Court of the United States for the Middle District of Alabama, Northern Division of favorable settlement agreements. The Company has reviewed the allegations in both of these cases and it believes that its business practices are, and were during the relevant periods, in compliance with the law. The settlement costs did not and will not have a material impact on the Company's results of operations or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Initial Public Offering Proceeds.

        (a) The Company did not sell any unregistered equity securities during the thirteen week period ending April 30, 2005.

        (b) Use of Initial Public Offering Proceeds.

               On May 18, 2005, the Company completed the IPO of its common stock as a result of which the Company sold 2,700,000 shares of common stock at $14.00 per share. In addition, the Company received notice on May 27, 2005, that the underwriters had exercised the over-allotment option granted in connection with the IPO, pursuant to which the Company issued and sold an additional 577,500 shares on June 1, 2005. Upon completing the offering and the over-allotment option, the Company received net proceeds of $40.8 million and incurred approximately $5.1 million in expenses in connection with the IPO. In addition, 1,150,000 shares of common stock were sold in the IPO by certain selling stockholders of the Company, for which the Company received no proceeds. As a result, upon the closing of the offering, there were 12,602,154 shares of common stock outstanding. The Company used the proceeds to repay outstanding debt and intends to use the remaining proceeds, together with cash flow from operations, to fund new store openings and for working capital and other general corporate purposes. Following the closing of the IPO, each of the Company's 3,605 shares of mandatory redeemable preferred stock were redeemed and extinguished for $3.6 million, and the Company repaid in full the mortgage on its Fahm Street Headquarters and Distribution Center in the amount of $1.5 million. The Company intends to acquire, lease or design and construct a new distribution center in the next 18 months using the proceeds from the IPO and cash flow from operations. The Company has hired a third party to conduct a site and feasibility study regarding the necessary size and location of the new distribution center. The Company expects to receive the results of the study in the near future. After receipt of the report, the Company will determine whether to construct, acquire or lease a new distribution center and will select a suitable location. The Company's common stock is listed on NASDAQ under the symbol "CTRN". A summary of the terms of the IPO can be found in the Company's Registration Statement on Form S-1 (File No. 333-123028), which was declared effective by the SEC on May 17, 2005. Copies of the prospectus relating to this offering may be obtained from CIBC World Markets Corp., 417 Fifth Avenue, New York, New York 10016, by fax at (212) 667-6303 or by e-mail at useprospectus@us.cibc.com.

Item 3. Defaults Upon Senior Securities.

        Not applicable.

Item 4. Submission of Matter to a Vote of Security Holders.

        Not applicable.

Item 5. Other Information.

        Not applicable.

Item 6. Exhibits.

               31.1 Certification of Chief Executive Officer Pursuant to Rule
                    13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
               31.2 Certification of Chief Financial Officer Pursuant to Rule
                    13a-14(a) of the Securities Exchange Act of 1934,

                    Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
               32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*+


                    * Filed herewith.
                    + Pursuant to Securities and Exchange Commission Release No.
                      33-8238, this certification will be treated as "accompanying" this Quarterly Report on Form 10-Q and not "filed" as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of Section 18 of the Securities Exchange Act of 1934 and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act 1934, except to the extent that the registrant specifically incorporates it by reference.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized, and the undersigned also has signed this Quarterly Report in his capacity as the Registrant's Secretary and Chief Financial Officer (Principal Financial Officer).





                                    CITI TRENDS, INC.


Date: June 10, 2005


                                    By:    /s/ Thomas W. Stoltz
                                           --------------------
                                    Name:  Thomas W. Stoltz
                                    Title: Secretary and Chief Financial Officer