Form 10-Q
period 2005-07-30
Citi Trends Inc
filed 2005-08-30
CIK 1318484

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

|X|         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 30, 2005


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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b of the Exchange Act). Yes |_| No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                          Outstanding at August 30, 2005
-------------------------------------     --------------------------------------
    Common Stock, $.01 par value                     12,796,520 shares


--------------------------------------------------------------------------------

                                CITI TRENDS, INC.
                                -----------------
                                    FORM 10-Q
                                    ---------
                                TABLE OF CONTENTS
                                -----------------



                                                                                                                             PAGE
                                                                                                                            NUMBER

                                                                                                                           _________
PART I       FINANCIAL INFORMATION

Item 1       Financial Statements                                                                                              3

             Condensed Balance Sheets (unaudited)
             July 30, 2005 and January 29, 2005                                                                                3

             Condensed Statements of Operations (unaudited)
             Twenty-six weeks ended July 30, 2005 and July 31, 2004                                                            4

             Condensed Statements of Operations (unaudited)
             Thirteen weeks ended July 30, 2005 and July 31, 2004                                                              5

             Condensed Statements of Cash Flows (unaudited)
             Twenty-six weeks ended July 30, 2005 and July 31, 2004                                                            6

             Notes to the Condensed Financial Statements (unaudited)                                                           7


Item 2       Management's Discussion and Analysis of Financial Condition and Results of Operations                             11

Item 3       Quantitative and Qualitative Disclosures about Market Risk                                                        16

Item 4       Controls and Procedures                                                                                           17

PART II      OTHER INFORMATION                                                                                                 17

Item 1       Legal Proceedings                                                                                                 17

Item 2       Unregistered Sales of Equity Securities and Use of Initial Public Offering Proceeds                               17

Item 3       Defaults Upon Senior Securities                                                                                   17

Item 4       Submissions of Matter to a Vote of Security Holders                                                               17

Item 5       Other Information                                                                                                 17

Item 6       Exhibits                                                                                                          17

             SIGNATURES                                                                                                        19

Item 1. Financial Statements.
                                Citi Trends, Inc.

                            Condensed Balance Sheets
                       July 30, 2005 and January 29, 2005
                                   (unaudited)


                                                                                                      July 30,        January 29,
                                                                                                        2005             2005
                                                                                                    ---------------    ---------
                                                                Assets
Current assets:
  Cash and cash equivalents.......................................................................  $  30,759,597   $   11,801,442
  Marketable securities...........................................................................     12,012,915               --
  Inventory.......................................................................................     50,063,900       36,172,832
  Prepaid and other current assets................................................................      3,324,742        2,600,933
  Income tax receivable...........................................................................      1,236,504               --
  Deferred tax asset..............................................................................      1,171,959        1,139,000
                                                                                                     ------------   --------------
   Total current assets...........................................................................     98,569,617       51,714,207
Property and equipment, net.......................................................................     20,128,751       17,573,767
Goodwill..........................................................................................      1,371,404        1,371,404
Other assets......................................................................................        175,020          130,182
                                                                                                     ------------   --------------
   Total assets...................................................................................  $ 120,244,792   $   70,789,560
                                                                                                    =============   ==============
                                               Liabilities and Stockholders' Equity
Current liabilities:
  Borrowings under revolving lines of credit......................................................  $          --   $           --
  Accounts payable................................................................................     36,248,067       28,132,301
  Accrued expenses................................................................................      4,445,125        3,199,772
  Accrued compensation............................................................................      3,020,153        2,537,643
  Current portion of long-term debt...............................................................             --           78,953
  Current portion of capital lease obligations....................................................        769,660          718,425
  Income taxes payable............................................................................             --        2,455,247
  Layaway deposits................................................................................        997,363          252,791
                                                                                                     ------------   --------------
   Total current liabilities......................................................................     45,480,368       37,375,132
Long-term debt, less current portion..............................................................             --        1,526,110
Capital lease obligations, less current portion...................................................        735,064          688,473
Preferred shares subject to mandatory redemption..................................................             --        3,984,763
Deferred tax liability............................................................................      1,414,635          818,000
Other long-term liabilities.......................................................................      3,496,705        2,632,114
                                                                                                     ------------   --------------
   Total liabilities..............................................................................     51,126,772       47,024,592
                                                                                                     ------------   --------------
Stockholders' equity:
  Common stock, $0.01 par value. Authorized 20,000,000; 12,865,614 shares issued; 12,699,864               37,688
   shares outstanding.............................................................................                           3,639
  Paid-in-capital.................................................................................     45,770,403        4,120,894
  Retained earnings...............................................................................     23,474,479       19,828,628
  Treasury stock, at cost; 165,750 shares.........................................................       (164,550)        (164,550)
  Subscription receivable.........................................................................             --          (23,643)
                                                                                                     -------------   --------------
   Total stockholders' equity.....................................................................     69,118,020       23,764,968
                                                                                                     ------------   --------------
Commitments and contingencies (note 7)
   Total liabilities and stockholders' equity.....................................................  $ 120,244,792   $   70,789,560
                                                                                                    =============   ==============

See accompanying notes to the condensed financial statements.

                                Citi Trends, Inc.

                       Condensed Statements of Operations
             Twenty-Six Weeks Ended July 30, 2005 and July 31, 2004
                                   (unaudited)



                                                                                                       July 30,          July 31,
                                                                                                         2005              2004
                                                                                                  ----------------  ----------------
Net sales........................................................................................ $    123,065,929  $     91,079,702
Cost of sales....................................................................................       76,165,891        57,129,568
                                                                                                  ----------------  ----------------
    Gross profit.................................................................................       46,900,038        33,950,134
Selling, general and administrative expenses.....................................................       41,028,800        30,026,241
                                                                                                  ----------------  ----------------
   Income from operations........................................................................        5,871,238         3,923,893
Interest income..................................................................................          187,221            16,734
Interest expense, including redeemable preferred stock dividend..................................          242,608           366,270
                                                                                                  ----------------  ----------------
   Income before provision for income taxes......................................................        5,815,851         3,574,357
Provision for income taxes.......................................................................        2,170,000         1,376,128
                                                                                                  ----------------  ----------------
   Net income.................................................................................... $      3,645,851  $      2,198,229
                                                                                                  ================  ================
Basic income per common share.................................................................... $           0.34  $           0.24
                                                                                                  ================= ================
Diluted income per common share.................................................................. $           0.30  $           0.20
                                                                                                  ================  ================
Average number of shares outstanding
  Basic..........................................................................................       10,610,154         9,308,000
                                                                                                  ================  ================
  Diluted........................................................................................       12,230,180        10,928,216
                                                                                                  ================  ================

See accompanying notes to the condensed financial statements.

                                Citi Trends, Inc.

                       Condensed Statements of Operations
              Thirteen Weeks Ended July 30, 2005 and July 31, 2004
                                   (unaudited)



                                                                                                     July 30,          July 31,
                                                                                                       2005              2004
                                                                                                 ----------------  ----------------
Net sales....................................................................................... $     59,449,429  $     43,010,956
Cost of sales...................................................................................       37,682,861        28,095,173
                                                                                                 ----------------  ----------------
    Gross profit................................................................................       21,766,568        14,915,783
Selling, general and administrative expenses....................................................       21,270,958        14,805,544
                                                                                                 ----------------  ----------------
   Income from operations.......................................................................          495,610           110,239
Interest income.................................................................................          135,782             9,604
Interest expense, including redeemable preferred stock dividend.................................           80,649           185,772
                                                                                                 ----------------  ----------------
   Income before provision for income taxes.....................................................          550,743           (65,929)
Provision (benefit) for income taxes............................................................          170,000           (25,486)
                                                                                                 ----------------  -----------------
   Net income (loss)............................................................................ $        380,743  $        (40,443)
                                                                                                 ================  =================
Basic income (loss) per common share............................................................ $           0.03  $          (0.00)
                                                                                                 ================= =================
Diluted income (loss) per common share.......................................................... $           0.03  $          (0.00)
                                                                                                 ================= =================
Average number of shares outstanding
  Basic.........................................................................................       11,925,307         9,310,600
                                                                                                 ================  ================
  Diluted.......................................................................................       13,587,400        10,952,838
                                                                                                 ================  ================

See accompanying notes to the condensed financial statements.

                                Citi Trends, Inc.

                       Condensed Statements of Cash Flows
             Twenty-six Weeks Ended July 30, 2005 and July 31, 2004
                                   (unaudited)



                                                                                                       July 30,        July 31,
                                                                                                         2005           2004
                                                                                                     ------------  --------------
  Operating activities:
   Net income......................................................................................  $  3,645,851   $   2,198,229
   Adjustment to reconcile net income to net cash provided by operating activities:
     Dividends on preferred shares subject to mandatory redemption..................................      100,308         162,225
     Depreciation and amortization..................................................................    2,846,538       2,291,400
     Deferred income taxes..........................................................................      563,676              --
     Noncash compensation expense...................................................................       50,357          22,314
     Tax benefit on stock option exercise...........................................................      412,544              --
     Changes in assets and liabilities:
       Inventory....................................................................................  (13,891,068)    (14,223,676)
       Prepaid and other current assets.............................................................     (723,809)     (1,122,452)
       Other assets.................................................................................      (59,063)        (17,251)
       Accounts payable.............................................................................    8,115,766       5,107,855
       Accrued expenses and other long-term liabilities.............................................    1,629,826       1,469,568
       Accrued compensation.........................................................................      482,510         175,657
       Income tax payable/receivable................................................................   (3,691,751)     (1,121,119)
       Layaway deposits.............................................................................      744,572         515,789
                                                                                                     ------------  --------------
        Net cash provided by (used in) operating activities.........................................      226,256      (4,541,461)
                                                                                                     ------------  --------------
  Investing activities:
   Investments in marketable securities.............................................................  (12,012,915)             --
   Purchase of property and equipment...............................................................   (4,873,106)     (4,279,710)
                                                                                                     ------------  --------------
        Net cash used in investing activities.......................................................  (16,886,021)     (4,279,710)
                                                                                                     ------------- --------------
  Financing activities:
    Gross borrowings under revolving line of credit.................................................           --      13,600,404
    Gross repayments under revolving line of credit.................................................           --      (7,940,549)
    Repayments on long-term debt and capital lease obligations......................................   (2,021,428)       (415,656)
    Proceeds from payment of shareholder note receivable............................................       23,691          11,000
    Repayment of preferred shares subject to mandatory redemption...................................   (3,605,000)       (500,000)
    Proceeds from sale of stock.....................................................................   41,220,657           6,000
                                                                                                     ------------  --------------
        Net cash provided by financing activities...................................................   35,617,920       4,761,199
                                                                                                     ------------  --------------
        Net increase (decrease) in cash and cash equivalents........................................   18,958,155      (4,059,972)
  Cash and cash equivalents:
    Beginning of period.............................................................................   11,801,442       9,954,232
                                                                                                     ------------  --------------
    End of period................................................................................... $ 30,759,597   $   5,894,260
                                                                                                     ============  ==============
    Supplemental disclosure of cash flow information:
         Cash paid for interest..................................................................... $    421,375   $     198,131
         Cash paid for income taxes................................................................. $  4,885,531   $   2,497,248
         Purchases of property and equipment financed by entering into capital leases .............. $    514,191   $     526,692


See accompanying notes to the condensed financial statements.

Citi Trends, Inc
----------------
Notes to the Condensed Financial Statements (unaudited)
-------------------------------------------------------
July 30, 2005
-------------

1.  Basis of Presentation
    ---------------------

The condensed balance sheet as of July 30, 2005, the condensed statements of operations for each of the thirteen week and twenty-six week periods ended July 30, 2005 and July 31, 2004, and the condensed statements of cash flows for the twenty-six week periods ended July 30, 2005 and July 31, 2004 have been prepared by Citi Trends, Inc. (the "Company"), without audit. The condensed balance sheet at January 29, 2005 has been derived from the audited financials statements at that date, but does not include all required year end disclosures. In the opinion of management, such statements include all adjustments considered necessary to present fairly the Company's financial position as of July 30, 2005 and January 29, 2005, and its results of operations and cash flows at July 30, 2005 and July 31, 2004 and for all periods presented.

Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted from these condensed financial statements. The Company suggests that you read its condensed financial statements in conjunction with the financial statements and notes thereto included in its Rule 424(b) prospectus filed May 18, 2005.

The results of operations for the thirteen and twenty-six weeks ended July 30, 2005 are not necessarily indicative of the operating results that may be expected for the year ending January 28, 2006.

2.  Stock-Based Compensation
    ------------------------

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board ("FASB") interpretation (FIN) No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current fair value of the underlying stock exceeds the exercise price. The Company recognizes the fair value of stock rights granted to non-employees in the accompanying condensed financial statements. SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure, an amendment of FASB Statement No. 123, establishes accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and the Company has adopted only the disclosure requirements of SFAS No. 123, as amended. The following table illustrates the effect on net income for the twenty-six and thirteen weeks ended July 30, 2005 and July 31, 2004 if the fair-value-based method had been applied to all outstanding and unvested awards in the periods. Pro forma information regarding net income and net income per share is required in order to disclose the Company's net income as if it had accounted for employee stock options under the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation--Transition Disclosure. The fair values of options and shares issued pursuant to its option plan at each grant date were estimated using the Black-Scholes option pricing model.


                                                                                Twenty-six Weeks                Thirteen Weeks
                                                                                ----------------                --------------
                                                                              2005            2004         2005           2004
                                                                          -------------  ------------- -------------  -------------
Net income (loss), as reported............................................$  3,645,851   $  2,198,229  $    380,743   $    (40,443)
Add stock-based employee compensation expense included in reported net income, net of tax of $18,784 and $8,595, respectively, for the twenty-six weeks and $9,392 and $4,298, respectively, in the thirteen
 weeks....................................................................      31,576         13,719        15,788           6,859
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax of $153,544 and
  $26,920, respectively, for the twenty-six weeks and $141,971 and
  $12,497, respectively, in the thirteen weeks............................    (258,102)       (42,966)     (238,648)       (19,946)
                                                                          -------------  ------------  ------------   ------------
   Pro forma net income (loss)............................................$  3,419,325   $  2,168,982  $    157,883   $    (53,530)
                                                                          ============   ============  ============   ============
As reported basic income (loss) per common share..........................$       0.34   $       0.24  $       0.03   $      (0.00)
                                                                          ============   ============  ============   ============
Pro forma basic income (loss) per common share............................$       0.32   $       0.23  $       0.01   $      (0.01)
                                                                          ============   ============  ============   ============
As reported diluted income (loss) per common share........................$       0.30   $       0.20  $       0.03   $      (0.00)
                                                                          ============   ============  ============   ============
Pro forma diluted income (loss) per common share..........................$       0.28   $       0.20  $       0.01   $      (0.00)
                                                                          ============   ============  ============   ============

3.  Earnings per Share
    ------------------

Earnings per common share amounts are based on the weighted average number of common shares outstanding and diluted earnings per share amounts are based on the weighted average number of common shares outstanding plus the incremental shares that would have been outstanding upon the assumed exercise of all dilutive stock options.

The following table provides a reconciliation of the number of average common shares outstanding used to calculate earnings per share to the number of common shares and common share equivalents outstanding used in calculating diluted earnings per share for the twenty-six weeks ended July 30, 2005 and July 31, 2004:


                                                                                               2005           2004
                                                                                               ----           ----
  Average number of common shares outstanding.............................................  10,610,154      9,308,000
  Incremental shares from assumed exercises of stock options..............................   1,620,026      1,620,216
                                                                                             ---------      ---------
  Average number of common shares and common stock equivalents outstanding................  12,230,180     10,928,216
                                                                                            ==========     ==========

For the twenty-six weeks ended July 30, 2005 and July 31, 2004 there were no options outstanding to purchase shares of common stock excluded from the calculation of diluted earnings per share because of antidilution.

The following table provides a reconciliation of the number of average common shares outstanding used to calculate earnings per share to the number of common shares and common share equivalents outstanding used in calculating diluted earnings per share for the thirteen weeks ended July 30, 2005 and July 31, 2004:


                                                                                               2005           2004
                                                                                               ----           ----
  Average number of common shares outstanding.............................................  11,925,307      9,310,600
  Incremental shares from assumed exercises of stock options..............................   1,662,093      1,642,238
                                                                                             ---------      ---------
  Average number of common shares and common stock equivalents outstanding................  13,587,400     10,952,838
                                                                                            ==========     ==========

For the thirteen weeks ended July 30, 2005 and July 31, 2004 there were no options outstanding to purchase shares of common stock excluded from the calculation of diluted earnings per share because of antidilution.

4.  Marketable Securities
    ---------------------

Marketable securities consist primarily of auction rate municipal securities which are highly liquid, variable rate debt securities. While the underlying security has a long-term nominal maturity, the interest rate is periodically reset through dutch auctions typically every thirty-five days. Since these auction rate securities are priced and subsequently trade at short-term intervals they are classified as current assets.

The Company classifies all investments as available-for-sale. Available-for-sale securities are carried at estimated fair value, based on available market information, with unrealized gains and losses, if any, reported as a component of stockholders' equity. As a result of the resetting variable rates, the carrying value of available-for-sale securities approximates fair market value due to their short maturities. For these reasons, the Company has no cumulative gross unrealized or realized gains or losses from these investments. All income generated from these investments was recorded as interest income. The Company has no investments considered to be trading securities.

5.  Revolving Lines of Credit
    -------------------------

The Company has a revolving line of credit secured by substantially all of the Company's assets pursuant to which the Company pays customary fees. This secured line of credit expires in April 2007. At July 30, 2005, the line of credit provided for aggregate cash borrowings and the issuance of letters of credit up to the lesser of $25,000,000 or the Company's borrowing base (approximately $25,000,000 at July 30, 2005), as defined in the credit agreement. Borrowings under this secured line of credit bear interest at either the prime rate or the Eurodollar rate plus 2.25%, at the Company's election, based on conditions in the credit agreement. Additionally, there is a letter of credit fee of 1.25% per annum on the outstanding balance of letters of credit. At July 30, 2005, there were no outstanding borrowings on the revolving line of credit, nor were there any outstanding letters of credit. Under the terms of the credit agreement, the Company is required to maintain a minimum tangible net worth. The Company was in compliance with this requirement at July 30, 2005.

In September 2003, the Company entered into an annual unsecured revolving line of credit with Bank of America that expires on June 30, 2006. At July 30, 2005, the line of credit provided for aggregate cash borrowings up to $3,000,000. Borrowings under the credit agreement bear interest at the London Interbank Offered Rate ("LIBOR") plus 2.00%. At July 30, 2005, there were no outstanding borrowings on the unsecured revolving line of credit.

6.  Equity Transactions with Majority Shareholder
    ---------------------------------------------

In August 2003, the Company's board of directors adopted a plan (the "Anti-Dilution Plan") whereby stock options were to be issued to the Company's majority stockholder, as well as certain defined members of management, in amounts necessary to prevent the dilution of their ownership percentage as a result of the issuance of stock options to other employees of the Company. Options granted under this Anti-Dilution Plan were to be issued at the estimated fair market value of the Company's common stock on the date of grant and vest immediately. On April 28, 2005 the Company terminated the Anti-Dilution Plan. During the twenty-six week periods ended July 30, 2005 and July 31, 2004, the Company issued no stock options under this Anti-Dilution Plan.

7.  Contingencies
    -------------

The Company from time to time is involved in various legal proceedings incidental to the conduct of its business, including claims by customers, employees or former employees. The Company was recently the subject of two putative collective action lawsuits commenced by former employees under the Fair Labor Standards Act. The plaintiffs sought unpaid compensation and benefits, liquidated damages, attorneys fees, costs and injunctive relief. The suits were dismissed with prejudice pending enforcement proceedings in District Court of the United States for the Middle District of Alabama, Northern Division of the favorable settlement agreements that were entered into between the Company and the plaintiffs in the twenty-six weeks ended July 30, 2005. The Company has reviewed the allegations in both of these cases and it believes that its business practices are, and were during the relevant periods, in compliance with the law. The settlement costs did not and will not have a material impact on the Company's results of operations or financial condition.

8.  Related Party Transactions - Management Consulting Agreement
    ------------------------------------------------------------

The Company was a party to an Amended and Restated Management Consulting Agreement (the "Consulting Agreement"), effective as of February 1, 2004 with Hampshire Management Company LLC (the "Consultant"), which is an affiliate of the Company's majority shareholder, pursuant to which the Consultant provided the Company with certain consulting services related to, but not limited to, financial affairs, relationships with lenders, stockholders and other third-party associates or affiliates, and the expansion of the Company's business. In connection with the Company's initial public offering (see note
10), the parties terminated the Consulting Agreement and the Company paid the Consultant a one time termination fee of $1.2 million in the second quarter.

Included in operating expenses were management fees of $72,857 and the termination fee of $1.2 million for the twenty-six weeks ended July 30, 2005 and management fees of approximately $120,000 for the twenty-six weeks ended July 31, 2004. Included in operating expenses for the thirteen weeks ended July 30, 2005 were management fees of $12,857 and the termination fee of $1.2 million compared to management fees of $60,000 for the thirteen weeks ended July 31, 2004.

9.  Long-Term Incentive Plan
    ------------------------

On March 8, 2005 the Company adopted the 2005 Long-Term Incentive Plan which became effective upon the consummation of the initial public offering. Under the Incentive Plan, the Company may grant up to 1.3 million shares of common stock that may be issued for the grant of stock options and other equity incentive awards. In the twenty-six weeks ended July 30, 2005, the Company issued approximately 168,000 options under this plan.

10. Initial Public Offering
    -----------------------

On May 18, 2005, the Company completed the initial public offering, or IPO, of its common stock as a result of which the Company issued and sold 2,700,000 shares of common stock at $14.00 per share. In addition, the Company received notice on May 27, 2005, that the underwriters had exercised the over-allotment option granted in connection with the IPO, pursuant to which the Company issued and sold an additional 577,500 shares on June 1, 2005. Upon completing the offering and the over-allotment option, the Company received net proceeds of approximately $41.2 million and incurred approximately $4.8 million in expenses in connection with the IPO. In addition, 1,150,000 shares of common stock were sold in the IPO by certain selling stockholders of the Company, for which the Company received no proceeds. As a result, upon the closing of the offering, there were 12,602,154 shares of common stock outstanding. The Company's common stock is listed on NASDAQ under the symbol "CTRN". A summary of the terms of the IPO can be found in the Company's Registration Statement on Form S-1 (File No. 333-123028), or the Registration Statement, which was declared effective by the SEC on May 17, 2005. Copies of the prospectus relating to the offering may be obtained from CIBC World Markets Corp., 417 Fifth Avenue, New York, New York 10016, by fax at (212) 667-6303 or by e-mail at useprospectus@us.cibc.com.

11. Stock Split
    -----------

In connection with the IPO, on May 11, 2005, the Board of Directors approved a 26-for-1 stock split of the Company's common stock. All share and per share amounts related to common stock and stock options included in the accompanying condensed financial statements and notes have been restated to reflect the stock split.

12. Use of IPO Proceeds
    -------------------

Following the closing of the IPO, each of the Company's 3,605 shares of mandatory redeemable preferred stock were redeemed and extinguished for approximately $3.6 million, and the Company repaid in full the mortgage on its Fahm Street Headquarters and Distribution Center in the amount of approximately $1.5 million. Subsequent to the IPO the Company has invested approximately $12.0 million of the proceeds in short term investments and has spent approximately $2.2 million on capital expenditures for new stores and approximately $1.5 million for general corporate purposes.

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

Overview

The Company is a rapidly growing, value-priced retailer of urban fashion apparel and accessories for the entire family. The Company's merchandise offerings are designed to appeal to the preferences of fashion conscious consumers, particularly African-Americans. Stores are located in the Southeast, the Mid-Atlantic region and Texas. As of July 30, 2005 there are 221 stores in operation in both urban and rural markets in twelve states.

The Company measures its performance using key operating statistics. One of the main performance measures is comparable store sales growth. A comparable store is defined as a store that has been open for an entire fiscal year. Therefore, a store will not be considered a comparable store until its 13th month of operation at the earliest or its 24th month at the latest. As an example, all stores opened in fiscal 2003 and fiscal 2004 were not considered comparable stores in fiscal 2004. Relocated and expanded stores are included in the comparable store sales results. Other operating statistics, most notably average sales per store, are utilized in managing the Company. The Company typically occupies existing footprints in established shopping centers rather than sites built specifically for its stores, and, therefore, store square footage (and therefore sales per square foot) varies by store. The Company focuses on the overall store sales volume as the critical driver of profitability. Average sales per store have increased from approximately $0.8 million in fiscal 2000 to approximately $1.1 million in fiscal 2004. Beyond sales, the Company measures gross margin percentage and store operating expenses, with a particular focus on labor as a percentage of sales. These results translate into store level contribution, which is used to evaluate overall performance of each individual store. Finally, corporate expenses are monitored in absolute amounts.

The Company's cash requirements are primarily for working capital, construction of new stores, remodeling of existing stores and improvements to its information systems. Historically, these cash requirements have been met from cash flow from operations, short-term trade credit and borrowings under the revolving lines of credit, long-term debt, capital leases and the proceeds from the IPO.

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

Twenty-Six Weeks Ended July 30, 2005 and July 31, 2004

Net Sales. Net sales increased $32.0 million, or 35.1%, to $123.1 million for the twenty-six weeks ended July 30, 2005 from $91.1 million in the twenty-six weeks ended July 31, 2004. The increase in net sales was primarily due to 39 new stores opened since July 31, 2004 and a comparable store sales increase of 9.0% for the twenty-six weeks ended July 30, 2005 compared to the twenty-six weeks ended July 31, 2004. The 39 stores opened since July 31, 2004 accounted for $20.5 million of the total increase in sales, the 22 stores opened between February 1, 2004 and July 31, 2004 accounted for $4.5 million and the 158 comparable stores contributed $7.4 million of the increase in sales. The increase in comparable store sales resulted, primarily from an increase in the number of customer transactions. Three stores were expanded and/or relocated since July 31, 2004, all of which, occurred in the twenty-six weeks ended July 30, 2005.

Gross Profit. Gross profit increased $12.9 million, or 37.9%, to $46.9 million in the twenty-six weeks ended July 30, 2005 from $34.0 million in the twenty-six weeks ended July 31, 2004. The increase resulted primarily from the operation of 39 new stores opened since July 31, 2004 and the full period impact of 22 stores opened in the twenty-six weeks ended July 31, 2004. As a percentage of net sales, gross profit increased to 38.1% in the twenty-six weeks ended July 30, 2005 from 37.3% in the twenty-six weeks ended July 31, 2004. This increase, as a percentage of net sales, was primarily due to reduced markdown rates as a result of well balanced inventories and strong sales increases in the twenty-six weeks ended July 30, 2005 compared to the twenty-six weeks ended July 31, 2004.

Selling, General and Administrative Expense. Selling, general and administrative expenses increased $11.0 million, or 36.6%, to $41.0 million in the twenty-six weeks ended July 30, 2005 from $30.0 million in the twenty-six weeks ended July 31, 2004. The increase in these expenses was due primarily to additional store level, distribution and corporate costs arising from the opening of 39 new stores since July 31, 2004. Selling, general and administrative costs increased additionally due to costs associated with "being public" of approximately $390,000. Selling, general and administrative expense as a percentage of net sales increased to 33.3% in the twenty-six weeks ended July 30, 2005 from 33.0% in the twenty-six weeks ended July 31, 2004. The increase as a percentage of net sales was due in part to the payment of a $1.2 million fee to terminate the consulting agreement with Hampshire Equity Partners. This increase is offset in part due to a prior year charge in the twenty-six weeks ended July 31, 2004 of approximately $300,000 for additional vacation pay accrual pursuant to a change in the Company's vacation policy.

Interest Income. Interest income increased to approximately $187,000 in the twenty-six weeks ended July 30, 2005 from approximately $16,700 in the twenty-six weeks ended July 31, 2004. The increase in interest income was due primarily to interest income earned on proceeds from the IPO.

Interest Expense. Interest expense decreased 34% to approximately $243,000 in the twenty-six weeks ended July 30, 2005 from approximately $366,000 in the twenty-six weeks ended July 31, 2004. The decrease in interest expense was due primarily to the Company's redemption of the preferred shares subject to mandatory redemption, the absence of any borrowings under the line of credit and the Company repaying in full the mortgage on the Fahm Street Distribution Center.

Provision for Income Taxes. The provision for income taxes increased to approximately $2.2 million in the twenty-six weeks ended July 30, 2005 from $1.4 million in the twenty-six weeks ended July 31, 2004. The effective income tax rates for fiscal 2005 and fiscal 2004 were 37.3%, and 38.5%, respectively.

Net Income. Net income increased 65.0% to $3.6 million in the twenty-six weeks ended July 30, 2005 from $2.2 million in the twenty-six weeks ended July 31, 2004. The increase in net income was due to the factors discussed previously.

Thirteen Weeks Ended July 30, 2005 and July 31, 2004

Net Sales. Net sales increased $16.4 million, or 38.2%, to $59.4 million for the thirteen weeks ended July 30, 2005 from $43.0 million in the thirteen weeks ended July 31, 2004. The increase in net sales was primarily due to 39 new stores opened since July 31, 2004 and a comparable store sales increase of 11.5% for the thirteen weeks ended July 30, 2005 compared to the thirteen weeks ended July 31, 2004. The 39 stores opened since July 31, 2004 accounted for $10.6 million of the total increase in sales, the 22 stores opened between February 1, 2004 and July 31, 2004 accounted for $1.5 million and the 158 comparable stores contributed $4.2 million of the increase in sales. The increase in comparable store sales resulted primarily from an increase in the number of customer transactions. Three stores have been expanded and/or relocated since July 31, 2004, one of which occurred in the thirteen weeks ended July 30,

2005.

Gross Profit. Gross profit increased $6.9 million, or 46.3%, to $21.8 million in the thirteen weeks ended July 30, 2005 from $14.9 million in the thirteen weeks ended July 31, 2004. The increase resulted primarily from the operation of 39 new stores opened since July 31, 2004 and the full period impact of 22 stores opened in the thirteen weeks ended July 31, 2004. As a percentage of net sales, gross profit increased to 36.6% in the thirteen weeks ended July 30, 2005 from 34.7% in the thirteen weeks ended July 31, 2004. This increase, as a percentage of net sales, was primarily due to reduced markdown rates as a result of well balanced inventories and strong sales increases in the thirteen weeks ended July 30, 2005 compared to the thirteen weeks ended July 31, 2004.

Selling, General and Administrative Expense. Selling, general and administrative expenses increased $6.5 million, or 43.7%, to $21.3 million in the thirteen weeks ended July 30, 2005 from $14.8 million in the thirteen weeks ended July 31, 2004. The increase in these expenses was due primarily to additional store level, distribution and corporate costs arising from the opening of 39 new stores since July 31, 2004. Selling, general and administrative costs increased additionally due to costs associated with `being public" of approximately $390,000. Selling, general and administrative expense as a percentage of net sales increased to 35.8% in the thirteen weeks ended July 30, 2005 from 34.4% in the thirteen weeks ended July 31, 2004. The increase as a percentage of net sales was primarily due to the payment of a $1.2 million fee to terminate the consulting agreement with Hampshire Equity Partners.

Interest Income. Interest income increased to approximately $136,000 in the thirteen weeks ended July 30, 2005 from approximately $10,000 in the thirteen weeks ended July 31, 2004. The increase in interest income was due primarily to interest income earned on proceeds from the IPO.

Interest Expense. Interest expense decreased 57% to approximately $81,000 in the twenty-six weeks ended July 30, 2005 from approximately $186,000 in the twenty-six weeks ended July 31, 2004. The decrease in interest expense was due primarily to the Company's redemption of the preferred shares subject to mandatory redemption, the absence of any borrowings under the line of credit and the Company repaying in full the mortgage on the Fahm Street Distribution Center.

Provision for Income Taxes. The provision for income taxes increased to approximately $170,000 in the thirteen weeks ended July 30, 2005 from approximately ($25,000) in the thirteen weeks ended July 31, 2004. The income tax rate for the thirteen weeks ended July 30, 2005 was 30.8% which is lower than the projected annual rate of 37.3% for fiscal 2005. The rate is lower primarily due to the reduction of the projected annual rate from 38.0% to 37.3%. This reduction in the tax rate occurred due to the redemption of the preferred shares subject to mandatory redemption, the interest expense from this instrument was not deductible for tax purposes and the Company's investing part of the IPO proceeds in municipal securities. The effective income tax rates for fiscal 2005 and fiscal 2004 are 37.3%, and 38.5%, respectively.

Net Income (loss). Net income (loss) increased to approximately $381,000 in the thirteen weeks ended July 30, 2005 from a loss of approximately ($41,000) in the thirteen weeks ended July 31, 2004. The increase in net income was due to the factors discussed previously.

Liquidity and Capital Resources

Current financial condition. At July 30, 2005, the Company had total cash and marketable securities of $42.8 million compared with total cash and marketable securities of $11.8 million at January 29, 2005. The most significant factors in the change in the Company's net liquidity position during the first twenty-six weeks of 2005 were the proceeds from the Company's IPO, positive net income from operations adjusted for depreciation and other non-cash charges, offset by the purchase of additional inventory and capital expenditures to open new stores.

Inventory represented approximately 42% of the Company's total assets as of July 30, 2005. Management's ability to manage its inventory can have a significant impact on the Company's cash flows from operations during a given interim period or fiscal year. In addition, inventory purchases can be somewhat seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise.

Cash flows provided by (used in) operating activities. Net cash provided by (used in) operating activities was approximately $226,000 in the twenty-six weeks ended July 30, 2005 compared to ($4.5) million in the twenty-six weeks ended July 31, 2004. The main sources of cash provided during the twenty-six weeks ended July 30, 2005 was net income adjusted for depreciation and other non-cash charges of $7.6 million, increases in accrued expenses of $1.6 million, deposits taken on layaway transactions of approximately $745,000 and increases in accrued compensation of approximately $482,000. Uses of cash consisted of the net increase in net inventory of $5.8 million, a $3.7 million change in the net income tax liability, and an approximately $723,000 increase in prepaid assets related to receivables for tenant improvements.

Cash flows used in investing activities. Cash used in investing activities was $16.9 million in the twenty-six weeks ended July 30,

2005 and $4.3 million in the twenty-six weeks ended July 30, 2004. Investment activities in marketable securities consisted of investing $12.0 million of cash in municipal auction rate securities. Capital expenditure activities consisted of $5.4 million used for the purchase of property and equipment for the build out of 21 new stores, three relocations and remodels, and other general corporate purposes. Of the $5.4 million in capital expenditures, $4.9 million related to equipment purchased directly by the Company while approximately $514,000 was facilitated through capital leases. Approximately $911,000 of the Company's capital expenditures on new stores in the twenty-six weeks ended July 30, 2005 will be reimbursed to the Company by the landlords of the leased properties. These tenant improvement dollars will be amortized over the life of the individual store's lease as a reduction to occupancy expense. Capital expenditures during fiscal 2005, excluding expenditures for any new distribution center, are projected to be approximately $10.0 million. The Company anticipates funding its fiscal 2005 and longer term capital requirements with cash flows from operations, and the proceeds from the IPO, if necessary.

Cash flows used in financing activities. Cash provided by (used in) financing activities was $35.6 million in the twenty-six weeks ended July 30, 2005 and $4.8 million in the twenty-six weeks ended July 31, 2005. Financing activities in the twenty-six weeks ended July 30, 2005 included the receipt of $41.2 million from the initial public offering and subsequent option exercises by employees, payment of $3.6 million redeeming the preferred shares subject to mandatory redemption, the $1.5 million payoff of the mortgage on the Fahm street distribution center and scheduled repayments of approximately $516,000 on outstanding capital leases.

IPO Proceeds and Cash Requirements

On May 18, 2005, the Company completed the IPO of its common stock, as a result of which the Company issued and sold 2,700,000 shares of common stock at $14.00 per share. In addition, the Company received notice on May 27, 2005, that the underwriters had exercised the over-allotment option, pursuant to which the Company issued and sold an additional 577,500 shares on June 1, 2005. Upon completing the offering and the over-allotment option granted in connection with the IPO, the Company received net proceeds of approximately $41.2 million and incurred approximately $4.8 million in expenses in connection with the IPO. In addition, 1,150,000 shares of common stock were sold in the IPO by certain selling stockholders of the Company, for which the Company received no proceeds. As a result, upon the closing of the offering, there were 12,602,154 shares of common stock outstanding.

Following the closing of the IPO on May 23, 2005, each of the Company's 3,605 shares of mandatory redeemable preferred stock were redeemed and extinguished for approximately $3.6 million, and the Company repaid in full the mortgage on its Fahm Street Headquarters and Distribution Center in the amount of approximately $1.5 million.

The Company currently intends to acquire, lease or design and construct a new distribution center no later than December 31, 2006 using the proceeds from the IPO and cash flow from operations. The Company is in the process of determining whether to construct, acquire or lease a new distribution center.

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

     Inventory

Inventory is stated at the lower of cost (first-in, first-out basis) or market as determined by the retail inventory method less a provision for inventory shrinkage. Under the retail inventory method, the cost value of inventory and gross margins are determined by calculating a cost-to-retail ratio and applying it to the retail value of inventory. Inherent in the retail inventory calculation are certain significant management judgments and estimates including, among others, merchandise markups, markdowns and shrinkage, which impact the ending inventory valuation at cost as well as resulting gross margins. The Company estimates a shrinkage reserve for the period between the last physical count and the balance sheet date. The estimate for the shrinkage reserve can be affected by changes in actual shrinkage trends. The Company believes the first-in first-out retail inventory method results in an inventory valuation that is fairly stated. Many retailers have arrangements with vendors that provide for rebates and allowances under certain conditions, which ultimately affect the value of the inventory. The Company has not entered into any such material arrangements with its vendors.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The market risk of the Company's financial instruments as of July 30, 2005 has not significantly changed since January 29, 2005 with the exception of its investments in auction rate securities. The Company's risk profile as of January 29, 2005 is disclosed in Quantitative and Qualitative Disclosures About Market Risk in the Company's Registration Statement on Form S-1 filed May 17, 2005.

In June 2005 the Company began investing excess cash in auction rate securities. These securities are highly liquid, variable-rate debt securities. While the underlying security has a long-term nominal maturity, the interest rate is reset through dutch auctions that are typically held every 35 days, creating a short-term instrument. Due to the short-term nature of these investments, the Company believes that it does not have material exposure to changes in the fair value of its investments as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. The Company does not enter into investments for trading or speculative purposes.

Item 4. Controls and Procedures.

The Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of July 30, 2005 pursuant to Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There were no changes in internal controls over financial reporting during the fiscal quarter ended July 30, 2005 identified in connection with the Chief Executive Officer's and Chief Financial Officer's evaluation that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company from time to time is involved in various legal proceedings incidental to the conduct of its business, including claims by customers, employees or former employees. The Company was recently the subject of two putative collective action lawsuits commenced by former employees under the Fair Labor Standards Act. The plaintiffs sought unpaid compensation and benefits, liquidated damages, attorneys fees, costs and injunctive relief. The suits were dismissed with prejudice pending enforcement proceedings in District Court of the United States for the Middle District of Alabama, Northern Division of the favorable settlement agreements that were entered into between the Company and the plaintiffs in the twenty-six weeks ended July 30, 2005. The Company has reviewed the allegations in both of these cases and it believes that its business practices are, and were during the relevant periods, in compliance with the law. The settlement costs did not and will not have a material impact on the Company's results of operations or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Initial Public Offering Proceeds.

        (a) The Company did not sell any unregistered equity securities during the thirteen week period ending July 30, 2005.

        (b) Use of Initial Public Offering Proceeds.

              On May 18, 2005, the Company completed the IPO of its common stock as a result of which the Company issued and sold 2,700,000 shares of common stock at $14.00 per share. In addition, the Company received notice on May 27, 2005, that the underwriters had exercised the over-allotment option granted in connection with the IPO, pursuant to which the Company issued and sold an additional 577,500 shares on June 1, 2005. Upon completing the offering and the over-allotment option, the Company received net proceeds of approximately $41.2 million and incurred approximately $4.8 million in expenses in connection with the IPO. In addition, 1,150,000 shares of common stock were sold in the IPO by certain selling stockholders of the Company, for which the Company received no proceeds. As a result, upon the closing of the offering, there were 12,602,154 shares of common stock outstanding. The Company used the proceeds to repay outstanding debt and intends to use the remaining proceeds, together with cash flow from operations, to fund new store openings and for working capital and other general corporate purposes. Following the closing of the IPO, each of the Company's 3,605 shares of mandatory redeemable preferred stock were redeemed and extinguished for approximately $3.6 million, and the Company repaid in full the mortgage on its Fahm Street Headquarters and Distribution Center in the amount of approximately $1.5 million. Subsequent to the IPO the Company has invested approximately $12 million of the proceeds in short term investments and has spent approximately $2.2 million on capital expenditures for new stores and approximately $1.5 million for general corporate purposes. The Company intends to acquire, lease or design and construct a new distribution center no later than December 31, 2006 using the proceeds from the IPO and cash flow from operations. The Company is in the process of determining whether to construct, acquire or lease a new distribution center. The Company's common stock is listed on NASDAQ under the symbol "CTRN". A summary of the terms of the IPO can be found in the Company's Registration Statement on Form S-1 (File No. 333-123028), which was declared effective by the SEC on May 17, 2005. Copies of the prospectus relating to this offering may be obtained from CIBC World Markets Corp., 417 Fifth Avenue, New York, New York 10016, by fax at (212) 667-6303 or by e-mail at useprospectus@us.cibc.com.

Item 3.  Defaults Upon Senior Securities.

         Not applicable.

Item 4. Submission of Matter to a Vote of Security Holders.

         Not applicable.

Item 5. Other Information.

         Not applicable.

Item  6. Exhibits.

         Exhibits
              31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

              31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
              32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*+


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


Date: August 30, 2005


                                   By:    /s/ Thomas W. Stoltz
                                          --------------------
                                   Name:  Thomas W. Stoltz
                                   Title: Secretary and Chief Financial Officer