Form 10-Q
period 2005-10-29
Citi Trends Inc
filed 2005-12-02
CIK 1318484

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

|X|       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended October 29, 2005



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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Exchange Act).Yes |_| No |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                        Outstanding at October 29, 2005
------------------------------------    ----------------------------------------
     Common Stock, $.01 par value                   12,868,520 shares



--------------------------------------------------------------------------------

                                CITI TRENDS, INC.
                                -----------------
                                    FORM 10-Q
                                    ---------
                                TABLE OF CONTENTS
                                -----------------



                                                                                                                              PAGE
                                                                                                                             NUMBER
PART I       FINANCIAL INFORMATION

Item 1       Financial Statements                                                                                              3

             Condensed Balance Sheets (unaudited)
             October 29, 2005 and January 29, 2005                                                                             3

             Condensed Statements of Operations (unaudited)
             Thirty-nine weeks ended October 29, 2005 and October 30, 2004                                                     4

             Condensed Statements of Operations (unaudited)
             Thirteen weeks ended October 29, 2005 and October 30, 2004                                                        5

             Condensed Statements of Cash Flows (unaudited)
             Thirty-nine weeks ended October 29, 2005 and October 30, 2004                                                     6

             Notes to the Condensed Financial Statements (unaudited)                                                           7



Item 2       Management's Discussion and Analysis of Financial Condition and Results of Operations                             11

Item 3       Quantitative and Qualitative Disclosures about Market Risk                                                        17

Item 4       Controls and Procedures                                                                                           17

PART II      OTHER INFORMATION                                                                                                 18

Item 1       Legal Proceedings                                                                                                 18

Item 2       Unregistered Sales of Equity Securities and Use of Initial Public Offering Proceeds                               18

Item 3       Defaults Upon Senior Securities                                                                                   18

Item 4       Submissions of Matter to a Vote of Security Holders                                                               18

Item 5       Other Information                                                                                                 18

Item 6       Exhibits                                                                                                          18

             SIGNATURES                                                                                                        20

Item 1. Financial Statements.
                                Citi Trends, Inc.

                            Condensed Balance Sheets
                      October 29, 2005 and January 29, 2005
                                   (unaudited)


                                                                                                   October  29,       January 29,
                                                                                                       2005              2005
                                                                                                 --------------     --------------
                                                                Assets
Current assets:

  Cash and cash equivalents....................................................................  $    9,371,132     $   11,801,442
  Marketable securities........................................................................      32,581,066                 --
  Inventory....................................................................................      53,978,475         36,172,832
  Prepaid and other current assets.............................................................       3,388,950          2,600,933
  Income tax receivable........................................................................       1,285,052                 --
  Deferred tax asset...........................................................................       1,420,102          1,139,000
                                                                                                 --------------     --------------
   Total current assets........................................................................     102,024,777         51,714,207
Property and equipment, net....................................................................      21,796,574         17,573,767
Goodwill.......................................................................................       1,371,404          1,371,404
Other assets...................................................................................         184,900            130,182
                                                                                                 --------------     --------------
   Total assets................................................................................  $  125,377,655     $   70,789,560
                                                                                                 ==============     ==============
                                               Liabilities and Stockholders' Equity
Current liabilities:
  Borrowings under revolving lines of credit...................................................  $           --     $           --
  Accounts payable.............................................................................      34,798,307         28,132,301
  Accrued expenses.............................................................................       5,691,159          3,199,772
  Accrued compensation.........................................................................       5,014,246          2,537,643
  Current portion of long-term debt............................................................              --             78,953
  Current portion of capital lease obligations.................................................         725,291            718,425
  Income taxes payable.........................................................................              --          2,455,247
  Layaway deposits.............................................................................       1,494,753            252,791
                                                                                                 --------------     --------------
   Total current liabilities...................................................................      47,723,756         37,375,132
Long-term debt, less current portion...........................................................              --          1,526,110
Capital lease obligations, less current portion................................................         563,565            688,473
Preferred shares subject to mandatory redemption...............................................              --          3,984,763
Deferred tax liability.........................................................................       1,075,690            818,000
Other long-term liabilities....................................................................       3,221,896          2,632,114
                                                                                                 --------------     --------------
   Total liabilities...........................................................................      52,584,907         47,024,592
                                                                                                 --------------     --------------
Stockholders' equity:
  Common stock, $0.01 par value. Authorized 20,000,000; 13,034,270 shares issued at October             130,343
   29, 2005 and 9,460,750 shares issued at January 29, 2005; 12,868,520 shares outstanding at
   October 29, 2005 and 9,295,000 outstanding at January 29, 2005..............................                             94,608
  Paid-in-capital..............................................................................      46,720,247          4,029,925
  Retained earnings............................................................................      26,106,708         19,828,628
  Treasury stock, at cost; 165,750 shares as of October 29, 2005 and January 29, 2005..........        (164,550)          (164,550)
  Subscription receivable......................................................................              --            (23,643)
                                                                                                 --------------     --------------
   Total stockholders' equity..................................................................      72,792,748         23,764,968
                                                                                                 --------------     --------------
Commitments and contingencies (note 7)
   Total liabilities and stockholders' equity..................................................  $  125,377,655     $   70,789,560
                                                                                                 ==============     ==============

See accompanying notes to the condensed financial statements.

                                Citi Trends, Inc.

                       Condensed Statements of Operations
          Thirty-nine Weeks Ended October 29, 2005 and October 30, 2004
                                   (unaudited)



                                                                                   October 29,      October 30,
                                                                                      2005              2004
                                                                               ----------------  ----------------
Net sales..................................................................... $    192,960,784  $    137,128,891
Cost of sales.................................................................      119,038,450        86,288,238
                                                                               ----------------  ----------------
    Gross profit..............................................................       73,922,334        50,840,653
Selling, general and administrative expenses..................................       64,281,322        46,439,668
                                                                               ----------------  ----------------
   Income from operations.....................................................        9,641,012         4,400,985
Interest income...............................................................          499,403            16,734
Interest expense, including redeemable preferred stock dividend...............         (302,335)         (574,324)
                                                                               ----------------- -----------------
   Income before provision for income taxes...................................        9,838,080         3,843,395
Provision for income taxes....................................................        3,560,000         1,479,707
                                                                               ----------------  ----------------
   Net income................................................................. $      6,278,080  $      2,363,688
                                                                               ================  ================
Basic income per common share................................................. $           0.55  $           0.25
                                                                               ================= ================
Diluted income per common share............................................... $           0.49  $           0.22
                                                                               ================  ================
Average number of shares outstanding
  Basic.......................................................................       11,348,502         9,305,400
                                                                               ================  ================
  Diluted.....................................................................       12,847,419        10,945,038
                                                                               ================  ================

See accompanying notes to the condensed financial statements.

                                Citi Trends, Inc.

                       Condensed Statements of Operations
           Thirteen Weeks Ended October 29, 2005 and October 30, 2004
                                   (unaudited)



                                                                                   October 29,      October 30,
                                                                                      2005              2004
                                                                                ----------------  ----------------
Net sales...................................................................... $     69,894,855  $     46,049,189
Cost of sales..................................................................       42,872,559        29,158,670
                                                                                ----------------  ----------------
    Gross profit...............................................................       27,022,296        16,890,519
Selling, general and administrative expenses...................................       23,252,521        16,413,427
                                                                                ----------------  ----------------
   Income from operations......................................................        3,769,775           477,091
Interest income................................................................          314,089                --
Interest expense, including redeemable preferred stock dividend................          (61,635)         (208,054)
                                                                                ----------------- -----------------
   Income before provision for income taxes....................................        4,022,229           269,037
Provision for income taxes.....................................................        1,390,000           103,579
                                                                                ----------------  ----------------
   Net income.................................................................. $      2,632,229  $        165,458
                                                                                ================  ================
Basic income per common share.................................................. $           0.21  $           0.02
                                                                                ================= ================
Diluted income per common share................................................ $           0.18  $           0.02
                                                                                ================= ================
Average number of shares outstanding
  Basic........................................................................       12,825,199         9,300,200
                                                                                ================  ================
  Diluted......................................................................       14,379,974        10,967,346
                                                                                ================  ================

See accompanying notes to the condensed financial statements.

                                Citi Trends, Inc.

                       Condensed Statements of Cash Flows
          Thirty-nine Weeks Ended October 29, 2005 and October 30, 2004
                                   (unaudited)



                                                                                                     October 29,      October 30,
                                                                                                         2005             2004
                                                                                                    -------------   --------------
  Operating activities:
   Net income..................................................................................    $    6,278,080   $    2,363,688
   Adjustment to reconcile net income to net cash provided by operating activities:
     Dividends on preferred shares subject to mandatory redemption.............................           100,308          243,338
     Depreciation and amortization.............................................................         4,369,232        3,587,207
     Loss on disposal of property and equipment due to hurricane damage........................           161,506               --
     Deferred income taxes.....................................................................           (23,412)              --
     Noncash compensation expense..............................................................            75,531           92,142
     Tax benefit on stock option exercise......................................................         1,316,621               --
     Changes in assets and liabilities:
       Inventory...............................................................................       (17,805,643)     (17,618,342)
       Prepaid and other current assets........................................................          (576,850)        (723,555)
       Other assets............................................................................           (73,388)         (13,071)
       Accounts payable........................................................................         6,666,006        3,929,299
       Accrued expenses and other long-term liabilities........................................         2,601,051        1,969,512
       Accrued compensation....................................................................         2,476,603          887,067
       Income tax payable/receivable...........................................................        (3,740,299)      (1,074,618)
       Layaway deposits........................................................................         1,241,962        1,008,628
                                                                                                    -------------   --------------
        Net cash provided by (used in) operating activities....................................         3,067,308       (5,348,705)
                                                                                                    -------------   --------------
  Investing activities:
   Investments in marketable securities........................................................       (32,581,066)              --
   Purchase of property and equipment..........................................................        (8,431,852)      (6,228,499)
                                                                                                    -------------   --------------
        Net cash used in investing activities..................................................       (41,012,918)      (6,228,499)
                                                                                                    -------------   --------------
  Financing activities:
    Gross borrowings under revolving line of credit............................................                --       27,860,104
    Gross repayments under revolving line of credit............................................                --      (22,472,037)
    Repayments on long-term debt and capital lease obligations.................................        (2,237,296)        (626,077)
    Proceeds from payment of shareholder note receivable.......................................            23,691           11,000
    Repayment of preferred shares subject to mandatory redemption..............................        (3,605,000)      (1,000,000)
    Proceeds from sale of stock................................................................        41,333,905            6,000
                                                                                                    -------------   --------------
        Net cash provided by financing activities..............................................        35,515,300        3,778,990
                                                                                                    -------------   --------------
        Net decrease in cash and cash equivalents..............................................        (2,430,310)      (7,798,214)
  Cash and cash equivalents:
    Beginning of period........................................................................        11,801,442        9,954,232
                                                                                                    -------------   --------------
    End of period..............................................................................    $    9,371,132   $    2,156,019
                                                                                                   ==============   ==============

    Supplemental disclosure of cash flow information:
         Cash paid for interest................................................................    $      664,750   $      296,900
         Cash paid for income taxes............................................................    $    6,007,090   $    2,559,729
             Purchases of property and equipment financed by entering into capital leases .....    $      514,191   $      670,503



See accompanying notes to the condensed financial statements.

Citi Trends, Inc
Notes to the Condensed Financial Statements (unaudited)
October 29, 2005

1. Basis of Presentation

The condensed balance sheet as of October 29, 2005, the condensed statements of operations for each of the thirteen-week and thirty-nine-week periods ended October 29, 2005 and October 30, 2004, and the condensed statements of cash flows for the thirty-nine week periods ended October 29, 2005 and October 30, 2004 have been prepared by Citi Trends, Inc. (the "Company"), without audit. The condensed balance sheet at January 29, 2005 has been derived from the audited financials statements at that date, but does not include all required year end disclosures. In the opinion of management, such statements include all adjustments considered necessary to present fairly the Company's financial position as of October 29, 2005 and January 29, 2005, and its results of operations and cash flows at October 29, 2005 and October 30, 2004 and for all periods presented.

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

The results of operations for the thirteen and thirty-nine weeks ended October 29, 2005 are not necessarily indicative of the operating results that may be expected for the year ending January 28, 2006.

2.  Stock-Based Compensation

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board ("FASB") interpretation (FIN) No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current fair value of the underlying stock exceeds the exercise price. The Company recognizes the fair value of stock rights granted to non-employees in the accompanying condensed financial statements. SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure, an amendment of FASB Statement No. 123, establishes accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and the Company has adopted only the disclosure requirements of SFAS No. 123, as amended. The following table illustrates the effect on net income for the thirty-nine and thirteen weeks ended October 29, 2005 and October 30, 2004 as if the fair-value-based method had been applied to all outstanding and unvested awards in the periods. Pro forma information regarding net income and net income per share is required in order to disclose the Company's net income as if it had accounted for employee stock options under the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation--Transition Disclosure. The fair values of options and shares issued pursuant to its option plan at each grant date were estimated using the Black-Scholes option pricing model.


                                                                                  Thirty-nine Weeks            Thirteen Weeks
                                                                                  -----------------            --------------
                                                                                2005           2004          2005           2004
                                                                             ------------  ------------- --------------  ---------
  Net income (loss), as reported..........................................   $  6,278,080 $   2,363,688 $   2,632,229   $   165,458
  Add stock-based employee compensation expense included in reported net income, net of tax of $27,336 and $33,355, respectively, for the thirty-nine weeks and $9,115 and $25,278, respectively, in the
   thirteen weeks.........................................................         48,195        58,787        16,065        44,551
  Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax of $98,350 and
    $101,582, respectively, for the thirty-nine weeks and $44,248 and
    $84,654, respectively, in the thirteen weeks..........................       (173,335      (179,032)      (77,985)     (149,196)
                                                                            ------------- ------------- ------------- -------------
     Pro forma net income.................................................  $   6,152,940 $   2,243,443 $   2,570,309 $      60,813
                                                                            ============= ============= ============= =============
  As reported basic income per common share...............................  $          55 $         .25 $        0.21 $        0.02
                                                                            ============= ============= ============= =============
  Pro forma basic income per common share.................................  $          54 $         .24 $        0.20 $        0.01
                                                                            ============= ============= ============= =============
  As reported diluted income per common share.............................  $          49 $         .22 $        0.18 $        0.02
                                                                            ============= ============= ============= =============
  Pro forma diluted income per common share...............................  $          48 $         .20 $        0.18 $        0.01
                                                                            ============= ============= ============= =============

3.  Earnings per Share

Earnings per common share amounts are based on the weighted average number of common shares outstanding and diluted earnings per share amounts are based on the weighted average number of common shares outstanding plus the incremental shares that would have been outstanding upon the assumed exercise of all dilutive stock options.

The following table provides a reconciliation of the number of average common shares outstanding used to calculate earnings per share to the number of common shares and common share equivalents outstanding used in calculating diluted earnings per share for the thirty-nine weeks ended October 29, 2005 and October 30, 2004:


                                                                                         2005           2004
                                                                                         ----           ----
  Average number of common shares outstanding......................................   11,348,502      9,305,400
  Incremental shares from assumed exercises of stock options.......................    1,498,917      1,639,638
                                                                                      ----------     ----------
  Average number of common shares and common stock equivalents outstanding.........   12,847,419     10,945,038
                                                                                      ==========     ==========

For the thirty-nine weeks ended October 29, 2005 and October 30, 2004 there were 4,000 and 0 options, respectively, outstanding to purchase shares of common stock excluded from the calculation of diluted earnings per share because of antidilution.

The following table provides a reconciliation of the number of average common shares outstanding used to calculate earnings per share to the number of common shares and common share equivalents outstanding used in calculating diluted earnings per share for the thirteen weeks ended October 29, 2005 and October 30, 2004:


                                                                                          2005           2004
                                                                                          ----           ----
  Average number of common shares outstanding......................................    12,825,199      9,300,200
  Incremental shares from assumed exercises of stock options.......................     1,554,775      1,667,146
                                                                                       ----------     ----------
  Average number of common shares and common stock equivalents outstanding.........    14,379,974     10,967,346
                                                                                       ==========     ==========

For the thirteen weeks ended October 29, 2005 and October 30, 2004 there were 4,000 and 0 options, respectively, outstanding to purchase shares of common stock excluded from the calculation of diluted earnings per share because of antidilution.

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

5. Revolving Lines of Credit

The Company has a revolving line of credit secured by substantially all of the Company's assets pursuant to which the Company pays customary fees. This secured line of credit expires in April 2007. At October 29, 2005, the line of credit provided for aggregate cash borrowings and the issuance of letters of credit up to the lesser of $25,000,000 or the Company's borrowing base (approximately $25,000,000 at October 29, 2005), as defined in the credit agreement. Borrowings under this secured line of credit bear interest at either the prime rate or the Eurodollar rate plus 2.25%, at the Company's election, based on conditions in the credit agreement. Additionally, there is a letter of credit fee of 1.25% per annum on the outstanding balance of letters of credit. At October 29, 2005, there were no outstanding borrowings on the revolving line of credit, nor were there any outstanding letters of credit. Under the terms of the credit agreement, the Company is required to maintain a minimum tangible net worth. The Company was in compliance with this requirement at October 29, 2005.

In September 2003, the Company entered into an annual unsecured revolving line of credit with Bank of America that expires on June 30, 2006. At October 29, 2005, the line of credit provided for aggregate cash borrowings up to $3,000,000. Borrowings under the credit agreement bear interest at the London Interbank Offered Rate ("LIBOR") plus 2.00%. At October 29, 2005, there were no outstanding borrowings on the unsecured revolving line of credit.

6. Equity Transactions with Majority Shareholder

In August 2003, the Company's board of directors adopted a plan (the "Anti-Dilution Plan") whereby stock options were to be issued to the Company's majority stockholder, as well as certain defined members of management, in amounts necessary to prevent the dilution of their ownership percentage as a result of the issuance of stock options to other employees of the Company. Options granted under this Anti-Dilution Plan were to be issued at the estimated fair market value of the Company's common stock on the date of grant and vest immediately. On April 28, 2005 the Company terminated the Anti-Dilution Plan. During the thirty-nine week periods ended October 29, 2005 and October 30, 2004, the Company issued 0 and 31,174 stock options, respectively, under this Anti-Dilution Plan.

7. Contingencies

The Company from time to time is involved in various legal proceedings incidental to the conduct of its business, including claims by customers, employees or former employees. While litigation is subject to uncertainties and the outcome of any litigated matter is not predictable, the Company is not aware of any legal proceedings pending or threatened against it that it expects to have a material adverse effect on its financial condition or results of operations.

8. Related Party Transactions - Management Consulting Agreement

The Company was a party to an Amended and Restated Management Consulting Agreement (the "Consulting Agreement"), effective as of February 1, 2004 with Hampshire Management Company LLC (the "Consultant"), which is an affiliate of the Company's majority shareholder, pursuant to which the Consultant provided the Company with certain consulting services related to, but not limited to, financial affairs, relationships with lenders, stockholders and other third-party associates or affiliates, and the expansion of the Company's business. In connection with the Company's initial public offering (see note
10), the parties terminated the Consulting Agreement and the Company paid the Consultant a one time termination fee of $1.2 million in the second quarter of 2005.

Included in operating expenses were management fees of $72,857 and the termination fee of $1.2 million for the thirty-nine weeks ended October 29, 2005 and management fees of approximately $180,000 for the thirty-nine weeks ended October 30, 2004. Included in operating expenses for the thirteen weeks ended October 29, 2005 were management fees of $0 compared to management fees of $60,000 for the thirteen weeks ended October 30, 2004.

9. Long-Term Incentive Plan

On March 8, 2005 the Company adopted the 2005 Long-Term Incentive Plan which became effective upon the consummation of the initial public offering. Under the Incentive Plan, the Company may grant up to 1.3 million shares of common stock that may be issued for the grant of stock options and other equity incentive awards. In the thirty-nine weeks ended October 29, 2005, the Company issued approximately 172,000 options under this plan.

10. Initial Public Offering

On May 18, 2005, the Company completed the initial public offering, or IPO, of its common stock as a result of which the Company issued and sold 2,700,000 shares of common stock at $14.00 per share. In addition, the Company received notice on May 27, 2005, that the underwriters had exercised the over-allotment option granted in connection with the IPO, pursuant to which the Company issued and sold an additional 577,500 shares on June 1, 2005. Upon completing the offering and the over-allotment option, the Company received net proceeds of approximately $41.2 million and incurred approximately $4.8 million in expenses in connection with the IPO. In addition, 1,150,000 shares of common stock were sold in the IPO by certain selling stockholders of the Company, for which the Company received no proceeds. As a result, upon the closing of the offering, there were 12,602,154 shares of common stock outstanding. The Company's common stock is listed on NASDAQ under the symbol "CTRN". A summary of the terms of the IPO can be found in the Company's Registration Statement on Form S-1 (File No. 333-123028), or the Registration Statement, which was declared effective by the SEC on May 17, 2005. Copies of the prospectus relating to the offering may be obtained from the Company, attn: Investor Relations, 102 Fahm Street, Savannah, Georgia 31401, by fax at (912) 443-3663, or by e-mail at investorrelations@cititrends.com.

11. Stock Split

In connection with the IPO, on May 11, 2005, the Board of Directors approved a 26-for-1 stock split of the Company's common stock. All share and per share amounts related to common stock and stock options included in the accompanying condensed financial statements and notes have been restated to reflect the stock split.

12. Use of IPO Proceeds

The Company received net proceeds of approximately $41.2 million from the IPO. Following the closing of the IPO, each of the Company's 3,605 shares of mandatory redeemable preferred stock were redeemed and extinguished for approximately $3.6 million, and the Company repaid in full the mortgage on its Fahm Street Headquarters and Distribution Center in the amount of approximately $1.5 million. Subsequent to the IPO the Company has invested approximately $30.2 million of the proceeds in short term investments and has spent approximately $4.3 million on capital expenditures for new stores and $1.6 million for a new distribution center in Darlington, SC.

13. Recent Accounting Pronoucements

In December of 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," which replaces the requirements under SFAS No. 123 and APB No. 25. SFAS No. 123R sets accounting requirements for "share-based" compensation to employees, including employee stock purchase plans, and requires all share-based payments, including employee stock options, to be recognized in the financial statements of the Company based on their fair value. It carries forward prior guidance on accounting for awards to non-employees. The accounting for employee stock ownership plan transactions will continue to be accounted for in accordance with Statement of Position 93-6, while awards to most non-employee directors will be accounted for as employee awards. This Statement is effective for public companies that do not file as small business issuers as of the beginning of their first annual period beginning after June 15, 2005 (the Statement is effective January 29, 2006 for the Company). The Company has not yet determined the effect the new Statement will have on its consolidated financial statements; however, the Company expects the adoption of this Statement to result in a reduction of its net income that may be material.

In May, 2005, the FASB issued SFAS No. 154 "Accounting Changes and Error
Corrections: a replacement of APB Opinion No. 20 and FASB Statement No. 3." Statement 154 requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so. The requirements are effective for accounting changes made in fiscal years beginning after December 12, 2005. The Company has assessed the impact of Statement 154, and does not expect it to have an impact on its financial position, results of operations or cash flows.

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

The factors that may result in actual results differing from such forward-looking information include, but are not limited to: transportation and distribution delays or interruptions; changes in freight rates; the Company's ability to negotiate effectively the cost and purchase of merchandise; inventory risks due to shifts in market demand; the Company's ability to gauge fashion trends and changing consumer preferences; changes in consumer spending on apparel; changes in product mix; interruptions in suppliers' businesses; interest rate fluctuations; a continued rise in insurance costs; a deterioration in general economic conditions caused by acts of war or terrorism; temporary changes in demand due to weather patterns; seasonality of the Company's business; delays associated with building, opening and operating new stores; delays associated with building, opening, expanding or converting new or existing distribution centers; and other factors.

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

Overview

The Company is a rapidly growing, value-priced retailer of urban fashion apparel and accessories for the entire family. The Company's merchandise offerings are designed to appeal to the preferences of fashion conscious consumers, particularly African-Americans. Stores are located in the Southeast, the Mid-Atlantic region and Texas. As of October 29, 2005 there were 226 stores in operation (with five temporarily closed due to the hurricanes) in both urban and rural markets in twelve states.

The Company measures its performance using key operating statistics. One of the main performance measures is comparable store sales growth. A comparable store is defined as a store that has been open for an entire fiscal year. Therefore, a store will not be considered a comparable store until its 13th month of operation at the earliest or its 24th month at the latest. As an example, all stores opened in fiscal 2003 and fiscal 2004 were not considered comparable stores in fiscal 2004. Relocated and expanded stores are included in the comparable store sales results. Other operating statistics, most notably average sales per store, are utilized in managing the Company. The Company typically occupies existing space in established shopping centers rather than sites built specifically for its stores, and, therefore, store square footage (and sales per square foot) varies by store. The Company focuses on the overall store sales volume as the critical driver of profitability. Average sales per store have increased from approximately $0.8 million in fiscal 2000 to approximately $1.1 million in fiscal 2004. Beyond sales, the Company measures gross margin percentage and store operating expenses, with a particular focus on labor as a percentage of sales. These results translate into store level contribution, which is used to evaluate overall performance of each individual store. Finally, corporate expenses are monitored against budgeted amounts.

The Company's cash requirements are primarily for working capital, construction of new stores, remodeling of existing stores and improvements to its information systems. Historically, these cash requirements have been met from cash flow from operations, short-term trade credit and borrowings under the revolving lines of credit, long-term debt, capital leases and the proceeds from the IPO.

In the thirteen weeks ended October 29, 2005 the Company purchased a 286,500 square foot distribution center in Darlington, SC. The distribution center is situated on 90 acres of land and provides distribution capacity to support twice the Company's existing current sales volume. The Company spent $1.6 million to acquire the distribution center and for capital improvements necessary to prepare the location for operation. The new distribution center complements the Company's two existing distribution centers (240,000 square feet). The Company expects to begin receiving and processing shipments from the location in the thirteen weeks ending January 28, 2006.

Accounting Periods

The following contains references to years 2005 and 2004, which represent fiscal years ending or ended on January 28, 2006 (fiscal 2005) and January 29, 2005 (fiscal 2004), respectively, each of which have a 52-week accounting period. This discussion and analysis should be read with the condensed financial statements and the notes thereto.

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

Hurricanes Katrina, Rita and Wilma

During the thirteen weeks ended October 29, 2005, Hurricanes Katrina, Rita and Wilma impacted Company stores in Alabama, Florida, Mississippi, Louisiana and Texas. Thirty-eight stores were closed for one or more days due to the hurricanes, however the sales subsequent to the stores reopening more than offset the sales lost on the days the stores were closed. Four existing stores have sustained substantial damage and have not reopened at this time. In addition, one store scheduled to open in September 2005 was heavily damaged by Hurricane Katrina and remains unopened. As a result of the hurricanes the Company has incurred estimated losses of $1.2 million on inventory and damaged fixtures. The Company has reflected in its earnings the fixed costs of these damages offset by the realizable insurance recoveries, net of deductibles. Accordingly, earnings for the quarter include a net loss of approximately $700,000 on a pre-tax basis. This loss is due to flood damage in two stores in the City of New Orleans caused by Hurricane Katrina. The Company is currently in negotiations with the insurers regarding the coverage on these two New Orleans stores. The Company is contesting the insurers claim that the damages in these stores are a separate flood event and therefore require a much higher deductible.


Thirty-Nine Weeks Ended October 29, 2005 and October 30, 2004

Net Sales. Net sales increased $55.8 million, or 40.7%, to $193.0 million for the thirty-nine weeks ended October 29, 2005 from $137.1 million in the thirty-nine weeks ended October 30, 2004. The increase in net sales was primarily due to 31 new stores opened since October 30, 2004 and a comparable store sales increase of 14.1% for the thirty-nine weeks ended October 29, 2005 compared to the thirty-nine weeks ended October 30, 2004. The 31 stores opened since October 30, 2004 accounted for $21.6 million of the total increase in sales, the 35 stores opened between February 1, 2004 and October 30, 2004 accounted for $17.3 million and the 158 comparable stores contributed $16.3 million of the increase in sales. Four stores were expanded and/or relocated since October 30, 2004, all of which, occurred in the thirty-nine weeks ended October 29, 2005. The increase in same store sales was primarily from an increase in customer transactions which was due in part to improved sales trends from the increasing consumer preference for branded goods. Same store sales for the thirty-nine weeks ended October 29, 2005 also were impacted by post-hurricane sales in September and October. FEMA vouchers and other one-time assistance enabled many of the Company's customers to purchase sizeable amounts of apparel to replace what had been lost. While the hurricanes have had a negative effect on the Company by causing 38 stores to be closed for one day or more during the thirteen weeks ended October 29, 2005, the dramatic subsequent sales increases after the stores have reopened has more than offset the sales missed on those lost days. Stores in areas located contiguous to the stores affected directly by the hurricanes have also shown a dramatic increase in their sales for the thirteen weeks ended October 29, 2005. The Company expects that the sales trend for stores in the hurricane affected areas to moderate significantly in the thirteen weeks ended January 28, 2006.


Gross Profit. Gross profit increased $23.1 million, or 45.4%, to $73.9 million in the thirty-nine weeks ended October 29, 2005 from $50.8 million in the thirty-nine weeks ended October 30, 2004. The increase in gross profit is primarily a result of the strong sales increases. As a percentage of net sales, gross profit increased to 38.3% in the thirty-nine weeks ended October 29, 2005 from 37.1% in the thirty-nine weeks ended October 30, 2004. This increase, as a percentage of net sales, was primarily due to reduced markdown rates which was a result of well balanced inventories and strong sales increases in the thirty-nine weeks ended October 29, 2005 compared to the thirty-nine weeks ended October 30, 2004.

Selling, General and Administrative Expense. Selling, general and administrative expenses increased $17.8 million, or 38.4%, to $64.3 million in the thirty-nine weeks ended October 29, 2005 from $46.4 million in the thirty-nine weeks ended October 30, 2004. The increase in these expenses was due primarily to additional store level, distribution and corporate costs arising from the opening of 31 new stores since October 30, 2004. Selling, general and administrative costs increased additionally due to costs associated with the Company being a public company of approximately $700,000. Selling, general and administrative expense as a percentage of net sales decreased to 33.3% in the thirty-nine weeks ended October 29, 2005 from 33.9% in the thirty-nine weeks ended October 30, 2004. The decrease as a percentage of net sales was primarily due to the Company's strong comparable sales growth and the fixed nature of the selling, general and administrative expenses. In addition, this decrease is in part due to a prior year charge in the thirty-nine weeks ended October 30, 2004 of approximately $300,000 for additional vacation pay accrual pursuant to a change in the Company's vacation policy. The decrease as a percentage of net sales was offset in part by the payment of a $1.2 million fee to terminate the consulting agreement with Hampshire Equity Partners and property losses from Hurricanes Katrina, Rita and Wilma which totaled approximately $700,000 net of insurance recoveries anticipated in selling, general and administrative costs in the thirty nine weeks ended October 29, 2005.

Interest Income. Interest income increased to approximately $499,000 in the thirty-nine weeks ended October 29, 2005 from approximately $16,700 in the thirty-nine weeks ended October 30, 2004. The increase in interest income was due primarily to interest income earned on proceeds from the IPO.

Interest Expense. Interest expense decreased 47.4% to approximately $302,000 in the thirty-nine weeks ended October 29, 2005 from approximately $574,000 in the thirty-nine weeks ended October 30, 2004. The decrease in interest expense was due primarily to the Company's redemption of the preferred shares subject to mandatory redemption, the absence of any borrowings under the line of credit and the Company repaying in full the mortgage on the Fahm Street Distribution Center.

Provision for Income Taxes. The provision for income taxes increased to approximately $3.6 million in the thirty-nine weeks ended October 29, 2005 from $1.5 million in the thirty-nine weeks ended October 30, 2004. The effective income tax rates for fiscal 2005 and fiscal 2004 were 36.2%, and 38.5%, respectively. The tax rate decreased in fiscal 2005 as a result of tax exempt investments, a substantial increase in job tax credits and a reduction in non deductible preferred stock dividends.

Net Income. Net income increased 165.6% to $6.3 million in the thirty-nine weeks ended October 29, 2005 from $2.4 million in the thirty-nine weeks ended October 30, 2004. The increase in net income was due to the factors discussed previously.

Thirteen Weeks Ended October 29, 2005 and October 30, 2004

Net Sales. Net sales increased $23.8 million, or 51.8%, to $69.9 million for the thirteen weeks ended October 29, 2005 from $46.0 million in the thirteen weeks ended October 30, 2004. The increase in net sales was primarily due to 31 new stores opened since October 30, 2004 and a comparable store sales increase of 25.0% for the thirteen weeks ended October 29, 2005 compared to the thirteen weeks ended October 30, 2004. The 31 stores opened since October 30, 2004 accounted for $9.8 million of the total increase in sales, the 35 stores opened between February 1, 2004 and October 30, 2004 accounted for $4.5 million and the 158 comparable stores contributed $9.2 million of the increase in sales. Four stores have been expanded and/or relocated since October 30, 2004, one of which occurred in the thirteen weeks ended October 29, 2005. The increase in same store sales was due in part to improved sales trends from the increasing popularity of branded goods. Same store sales for the thirteen weeks ended October 29, 2005 also were impacted by post-hurricane sales in September and October. FEMA vouchers and other one-time assistance enabled many of the Company's customers to purchase sizeable amounts of apparel to replace what had been lost. While the hurricanes have had a negative effect on the Company by causing 38 stores to be closed for one day or more during the thirteen weeks ended October 29, 2005, the dramatic subsequent sales increases after the stores have reopened has more than offset the sales missed on those lost days. Stores in areas located contiguous to the stores affected directly by the hurricanes have also shown a dramatic increase in their sales for the thirteen weeks ended October 29, 2005. Sales in comparable stores not affected by the hurricanes increased 17-20% in the thirteen weeks ended October 29, 2005. The Company expects that the sales trend for stores in the hurricane affected areas to moderate significantly in the thirteen weeks ended January 28, 2006.

Gross Profit. Gross profit increased $10.1 million, or 60.0%, to $27.0 million in the thirteen weeks ended October 29, 2005 from $16.9 million in the thirteen weeks ended October 30, 2004. The increase in gross profit is primarily a result of the strong sales increases. As a percentage of net sales, gross profit increased to 38.7% in the thirteen weeks ended October 29, 2005 from 36.7% in the thirteen weeks ended October 30, 2004. This increase, as a percentage of net sales, was primarily due to reduced markdown rates as a result of well balanced inventories and strong sales increases in the thirteen weeks ended October 29, 2005 compared to the thirteen weeks ended October 30, 2004.

Selling, General and Administrative Expense. Selling, general and administrative expenses increased $6.8 million, or 41.7%, to $23.3 million in the thirteen weeks ended October 29, 2005 from $16.4 million in the thirteen weeks ended October 30, 2004. The increase in these expenses was due primarily to additional store level, distribution and corporate costs arising from the opening of 35 new stores since October 30, 2004. Selling, general and administrative costs increased additionally due to costs associated with the Company being a public company of approximately $300,000. Selling, general and administrative expense as a percentage of net sales decreased to 33.3% in the thirteen weeks ended October 29, 2005 from 35.6% in the thirteen weeks ended October 30, 2004. The decrease as a percentage of net sales was primarily due to the Company's strong comparable sales growth and the fixed nature of the selling, general and administrative expenses. The decrease as a percentage of net sales was offset in part by property losses from Hurricanes Katrina, Rita and Wilma which totaled approximately $700,000 net of insurance recoveries anticipated in selling, general and administrative costs in the thirteen weeks ended October 29, 2005.

Interest Income. Interest income increased to approximately $314,000 in the thirteen weeks ended October 29, 2005 from none in the thirteen weeks ended October 30, 2004. The increase in interest income was due primarily to interest income earned on proceeds from the IPO.

Interest Expense. Interest expense decreased 70.4% to approximately $62,000 in the thirty-nine weeks ended October 29, 2005 from approximately $208,000 in the thirty-nine weeks ended October 30, 2004. The decrease in interest expense was due primarily to the

Company's redemption of the preferred shares subject to mandatory redemption, the absence of any borrowings under the line of credit and the Company repaying in full the mortgage on the Fahm Street Distribution Center.

Provision for Income Taxes. The provision for income taxes increased to $1.4 million in the thirteen weeks ended October 29, 2005 from approximately $104,000 in the thirteen weeks ended October 30, 2004. The income tax rate for the thirteen weeks ended October 29, 2005 was 34.6% which is lower than the projected annual rate of 36.2% for fiscal 2005. The rate is lower primarily due to the reduction of the projected annual rate from 37.3% (projected as the annual rate in the second quarter) to 36.2%. This reduction in the tax rate occurred due to the Company's investing part of the IPO proceeds in municipal securities and the utilization of state income tax credits. The effective income tax rates for fiscal 2005 and fiscal 2004 are 36.2%, and 38.5%, respectively.

Net Income. Net income increased to $2.6 million in the thirteen weeks ended October 29, 2005 from approximately $165,000 in the thirteen weeks ended October 30, 2004. The increase in net income was due to the factors discussed previously.

Liquidity and Capital Resources

Current Financial Condition. At October 29, 2005, the Company had total cash and marketable securities of $42.0 million compared with total cash and marketable securities of $11.8 million at January 29, 2005. The most significant factors in the change in the Company's net liquidity position during the first thirty-nine weeks of 2005 were the proceeds from the Company's IPO, positive net income from operations adjusted for depreciation and other non-cash charges, offset by the purchase of additional inventory and capital expenditures to open new stores and purchase a new distribution center in Darlington, SC.

Inventory represented approximately 43% of the Company's total assets as of October 29, 2005. Management's ability to manage its inventory can have a significant impact on the Company's cash flows from operations during a given interim period or fiscal year. In addition, inventory purchases can be somewhat seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise.

Cash Flows Provided by (Used in) Operating Activities. Net cash provided by (used in) operating activities was $3.1 million in the thirty-nine weeks ended October 29, 2005 compared to ($5.3) million in the thirty-nine weeks ended October 30, 2004. The main sources of cash provided during the thirty-nine weeks ended October 29, 2005 was net income adjusted for depreciation and other non-cash charges of $12.3 million, increases in accrued expenses of $2.6 million, increases in accrued compensation of $2.5 million and deposits taken on layaway transactions of $1.2 million. Uses of cash consisted of the net increase in net inventory of $11.1 million, a $3.7 million change in the net income tax receivable/payable, and an approximately $580,000 increase in prepaid assets and other current assets related to insurance receivables for property damages from Hurricanes Katrina, Rita and Wilma.

Cash Flows Used in Investing Activities. Cash used in investing activities was $41.0 million in the thirty-nine weeks ended October 29, 2005 and $6.2 million in the thirty-nine weeks ended October 30, 2004. Investment activities in marketable securities consisted of investing $32.6 million of cash in municipal auction rate securities. Capital expenditure activities consisted of $8.9 million used for the purchase of a distribution center in Darlington SC, purchase of property and equipment for the build out of 26 new stores, four relocations and remodels, and other general corporate purposes. Of the $8.9 million in capital expenditures, $8.4 million related to equipment purchased directly by the Company while approximately $514,000 was facilitated through entering into capital leases. Approximately $988,000 of the Company's capital expenditures on new stores in the thirty-nine weeks ended October 29, 2005 will be reimbursed to the Company by the landlords of the leased properties. These tenant improvement dollars will be amortized over the life of the individual store's lease as a reduction to occupancy expense. Capital expenditures during fiscal 2005, excluding expenditures for any new distribution center, are projected to be approximately $11.5 million. The Company anticipates funding its fiscal 2005 and longer term capital requirements with cash flows from operations, and the proceeds from the IPO, if necessary.

Cash Flows Provided by Financing Activities. Cash provided by financing activities was $35.5 million in the thirty-nine weeks ended October 29, 2005 and $3.8 million in the thirty-nine weeks ended October 29, 2005. Financing activities in the thirty-nine weeks ended October 29, 2005 included the receipt of $41.3 million from the initial public offering and subsequent option exercises by employees, payment of $3.6 million redeeming the preferred shares subject to mandatory redemption, the $1.5 million payoff of the mortgage on the Fahm street distribution center and scheduled repayments of approximately $758,000 on outstanding capital leases.

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

Using the proceeds from the IPO and cash flow from operations, the Company purchased a new distribution center in Darlington, SC in the thirteen weeks ending October 29, 2005. Through the thirty-nine weeks ended October 29, 2005 the Company has expended $1.6 million on the Darlington, SC distribution center.

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


     Operating Leases

The Company leases substantially all of its store properties and accounts for the leases as operating leases in accordance with SFAS No. 13, Accounting for Leases. Many lease agreements contain tenant improvement allowances, rent holidays, rent escalation clauses and/or contingent rent provisions. For purposes of recognizing incentives and minimum rental expenses on a straight-line basis over the terms of the leases, the Company uses the date of initial possession to begin amortization, which is generally when the Company enters the space and begins to make improvements in preparation of intended use.

For scheduled rent escalation clauses during the lease terms or for rental payments commencing "rent holidays" at a date other than the date of initial occupancy, the Company records minimum rental expenses on a straight-line basis over the terms of the leases. For tenant improvement allowances the Company records a deferred rent liability on the consolidated balance sheets and amortizes the deferred rent over the terms of the leases.

Certain leases provide for contingent rents that are not measurable at inception. These contingent rents are primarily based on a percentage of sales that are in excess of a predetermined level. These amounts are excluded from minimum rent and are included in the determination of total rent expense when it is probable that the expense has been incurred and the amount is reasonably estimable.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The market risk of the Company's financial instruments as of October 29, 2005 has not significantly changed since January 29, 2005 with the exception of its investments in auction rate securities. The Company's risk profile as of January 29, 2005 is disclosed in Quantitative and Qualitative Disclosures About Market Risk in the Company's Registration Statement on Form S-1 filed May 17, 2005.

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

Item 4. Controls and Procedures.

The Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of October 29, 2005 pursuant to Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There were no changes in internal controls over financial reporting during the fiscal quarter ended October 29, 2005 identified in connection with the Chief Executive Officer's and Chief Financial Officer's evaluation that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company from time to time is involved in various legal proceedings incidental to the conduct of its business, including claims by customers, employees or former. While litigation is subject to uncertainties and the outcome of any litigated matter is not predictable, the Company is not aware of any legal proceedings pending or threatened against it that it expects to have a material adverse effect on its financial condition or results of operations.


Item 2. Unregistered Sales of Equity Securities and Use of Initial Public Offering Proceeds.

      (a) The Company did not sell any unregistered equity securities during the thirteen week period ending October 29, 2005.

      (b)  Use of Initial Public Offering Proceeds.

                On May 18, 2005, the Company completed the IPO of its common stock as a result of which the Company issued and sold 2,700,000 shares of common stock at $14.00 per share. In addition, the Company received notice on May 27, 2005, that the underwriters had exercised the over-allotment option granted in connection with the IPO, pursuant to which the Company issued and sold an additional 577,500 shares on June 1, 2005. Upon completing the offering and the over-allotment option, the Company received net proceeds of approximately $41.2 million and incurred approximately $4.8 million in expenses in connection with the IPO. In addition, 1,150,000 shares of common stock were sold in the IPO by certain selling stockholders of the Company, for which the Company received no proceeds. As a result, upon the closing of the offering, there were 12,602,154 shares of common stock outstanding. The Company used the proceeds to repay outstanding debt and intends to use the remaining proceeds, together with cash flow from operations, to fund new store openings and for working capital and other general corporate purposes. Following the closing of the IPO, each of the Company's 3,605 shares of mandatory redeemable preferred stock were redeemed and extinguished for approximately $3.6 million, and the Company repaid in full the mortgage on its Fahm Street Headquarters and Distribution Center in the amount of approximately $1.5 million. Subsequent to the IPO the Company has invested approximately $30.2 million of the proceeds in short term investments and has spent approximately $4.3 million on capital expenditures for new stores and $1.6 million for a new distribution center in Darlington, SC. The Company's common stock is listed on NASDAQ under the symbol "CTRN". A summary of the terms of the IPO can be found in the Company's Registration Statement on Form S-1 (File No. 333-123028), which was declared effective by the SEC on May 17, 2005. Copies of the prospectus relating to this offering may be obtained from the Company, attn: Investor Relations, 102 Fahm Street, Savannah, Georgia 31401, by fax at (912) 443-3663, or by e-mail at
                investorrelations@cititrends.com.

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





                                    CITI TRENDS, INC.

Date: December 2, 2005

                                    By:    /s/ Thomas W. Stoltz
                                           -------------------------------------
                                    Name:  Thomas W. Stoltz
                                    Title: Secretary and Chief Financial Officer