Form 10-K
period 2006-01-28
Citi Trends Inc
filed 2006-04-10
CIK 1318484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended January 28, 2006

or

☐ Transition Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the transition period from to

Commission File Number: 333-

CITI TRENDS, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-2150697
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

102 Fahm Street, Savannah, Georgia	31401
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(912) 236-1561

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 Par Value	NASDAQ NATIONAL MARKET

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

         Yes  ☐       No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

         Yes  ☐       No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required t file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒       No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements

incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.             ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

         Large accelerated filer  ☐      Accelerated filer  ☐      Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes  ☐       No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $128,000,000 at June 30, 2005.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: Common Stock, par value $.01 per share, 13,487,227 shares outstanding as of March 31, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information from the registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year covered by this Annual Report on Form 10-K, with respect to the Annual Meeting of Stockholders to be held on May 24, 2006.

FORM 10-K REPORT INDEX

10-K Part and Item No.

PART I
Item 1.	Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II
Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosure About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Services

PART IV
Item 15.	Exhibits, Financial Statement Schedules

PART I

This report contains “forward-looking statements” that are based on the current expectations of Citi Trends, Inc. Actual results in future periods may differ materially from those expressed or implied by those forward-looking statements because of a number of factors set forth in this Annual Report on Form 10-K (“Report”). Statements that are forward-looking may be identified by the use of the words “plan,” “estimate,” “expect,” “anticipate,” “probably,” “should,” “project,” “intend,” “continue,” and similar terms and expressions. For a discussion of the factors that may affect the Company’s future business and prospects, see Management’s Discussion and Analysis (“MD&A”) - Cautionary Statement Regarding Forward-Looking Statements.

Information is provided herein with respect to our operations related to our fiscal years ended on January 28, 2006 (“fiscal 2005”), January 29, 2005 (“fiscal 2004”) and January 31, 2004 (“fiscal 2003”).

ITEM 1. BUSINESS

Overview and History

We are a rapidly growing, value-priced retailer of urban fashion apparel and accessories for the entire family. We offer quality, branded products from nationally recognized brands, as well as private label products and a limited assortment of home décor items. Our merchandise offerings are designed to appeal to the preferences of fashion conscious consumers, particularly African-Americans. We believe that we provide merchandise at compelling values. Our goal is to provide nationally recognized branded merchandise at 20% to 60% discounts to department and specialty stores’ regular prices. Our stores average approximately 9,000 square feet of selling space and are typically located in neighborhood shopping centers that are convenient to low- to moderate-income customers. Originally our stores were located in the Southeast, and during late fiscal 2004 and fiscal 2005 were expanded into the Mid-Atlantic and Midwest regions and Texas. As of January 28, 2006, we operated 235 stores (including one store closed due to the hurricanes) in both urban and rural markets in 14 states. In fiscal 2005, we opened 36 new stores.

Our predecessor, Allied Department Stores, was founded in 1946 and grew into a chain of family apparel stores operating in the Southeast. In 1999, the Company’s chain of stores, then consisting of 85 stores throughout the Southeast, was acquired by Hampshire Equity Partners II, L.P., a private equity firm. Following the acquisition by Hampshire Equity Partners II, L. P., management implemented several strategies, which are discussed below, to refocus us on the growing urban market and improve our operating and financial performance. After the successful implementation of these strategies and the successful growth of our chain of stores from 85 stores to 212 stores, we completed an initial public offering of our common stock on May 17, 2005.

Our executive offices are located at 102 Fahm Street, Savannah, Georgia 31401 and our telephone number is 912-236-1561. Our Internet address is http//www.cititrends.com. The reference to our web site address in this report does not constitute the incorporation by reference of the information contained at the web site in this report. We make available, free of charge through publication on our web site, a copy of our Annual Report on Form 10-K and quarterly reports on Form 10-Q and any current reports on Form 8-K or amendments to those reports, filed or furnished to the Securities and Exchange Commission (“SEC”) as soon as reasonably practicable after we have filed such materials with, or furnished such materials to, the SEC. In addition, you may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549 or on the SEC’s web site at http://www.sec.gov, and you may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Company Strengths and Strategies

Our goal is to be the leading value-priced retailer of urban fashion apparel and accessories. We believe the following business strengths differentiate us from our competitors and are important to our success:

Focus on Urban Fashion Mix. We focus our merchandise on urban fashions, which we believe appeals to our core customers. We do not attempt to dictate trends, but rather devote considerable effort to identifying emerging trends and ensuring that our apparel assortment is considered timely and fashionable in the urban market. Our merchandising staff tests new merchandise before reordering and actively manages the mix of brands and products in the stores to keep our offering fresh and minimize markdowns.

Superior Value Proposition. As a value-priced retailer, we seek to offer top quality, fashionable merchandise at compelling prices. We seek to provide nationally recognized brands at 20% to 60% discounts to department and specialty stores’ regular prices. We also offer products under our proprietary brands such as “Citi Steps™,” “Diva Blue™” and “Urban Sophistication™.” These private labels enable us to expand our product selection, offer fashion merchandise at lower prices and enhance our product offerings.

Merchandise Mix that Appeals to the Entire Family. We merchandise our stores to create a destination environment capable of meeting the fashion needs of the entire value-conscious family. Each store offers a wide variety of products for men and women, as well as infants, toddlers, boys and girls. Our stores feature sportswear, dresses, plus-sized apparel, outerwear, footwear and accessories, as well as a limited assortment of home décor items. We believe that the breadth of our merchandise distinguishes our stores from many competitors that offer urban apparel primarily for women, and reduces our exposure to fashion trends and demand cycles in any single category.

Strong and Flexible Sourcing Relationships. We maintain strong sourcing relationships with a large group of suppliers. We have purchased merchandise from more than 1,000 vendors in the past 12 months. Purchasing is controlled by a 20-plus member buying team located at our Savannah, Georgia headquarters and in New York, New York, that has on average more than 20 years of retail experience. We purchase merchandise through planned programs with vendors at reduced prices and opportunistically through close-outs, with the majority of our merchandise purchased for the current season and a limited quantity held for sale in future seasons. To foster vendor relationships, we pay vendors promptly and do not ask for typical retail concessions such as promotional and markdown allowances or delivery concessions such as drop shipments to stores.

Attractive Fashion Presentation and Store Environment. We seek to provide a fashion-focused shopping environment that is similar to a specialty apparel retailer, rather than a typical off-price store. Products from nationally recognized brands are prominently displayed by brand, rather than by size, on dedicated, four-way fixtures featuring multiple sizes and styles. The remaining merchandise is arranged on hanging racks. The stores are carpeted and well-lit, with most featuring a sound system that plays urban adult and urban contemporary music throughout the store. Nearly all of our stores have either been opened or remodeled in the past six years.

Highly Profitable Store Model. We operate a proven and efficient store model that delivers strong cash flow and store level return on investment. We locate stores in high traffic strip shopping centers that are convenient to low- and moderate-income neighborhoods. We generally utilize previously occupied store sites which enables us to obtain attractive rents for our store sites. Similarly, advertising expenses are low as we do not rely on promotion-driven sales but rather seek to build our reputation for value through everyday low prices. At the same time, from an investment perspective, we seek to design stores that are inviting and easy to shop, while limiting startup and fixturing costs. As a result, our stores have generated rapid payback of investments, typically within 12 to 14 months.

Product Merchandising and Pricing

Products. Our merchandising policy is to offer high quality, branded products at attractive prices for the entire value-conscious family. We seek to maintain a diverse assortment of first quality, in-season merchandise that appeals to the distinctive tastes and preferences of our core customers. Approximately 40% of our sales are typically represented by nationally recognized brands that we purchase from approximately 30 to 50 vendors. We also offer a wide variety of products from less recognized brands that represent approximately 50% of our sales. The remaining 10% of sales represent private label products under our proprietary brands such as “Citi StepsTM,” “Diva BlueTM” and “Urban SophisticationTM.” Our private label products enable us to expand product selection, offer merchandise at lower prices and enhance our product offerings.

Our merchandise includes apparel, accessories and home décor. Within apparel, we offer men’s, women’s, which includes dresses, sportswear and plus-sized offerings, and children’s, which includes offerings for infants, toddlers, boys and girls. We also offer accessories, which includes intimate apparel, handbags, hats, jewelry, footwear, toys, belts and sleepwear, as well as a limited assortment of home décor, which includes giftware, lamps, pictures, mirrors and figurines.

The following table sets forth the approximate merchandise assortment by classification as a percentage of net sales for fiscal 2005 and fiscal 2004.

	Percentage of Net Sales
	2005	2004
Women’s	38%	38%
Children’s	25%	27%
Men’s	22%	21%
Accessories	13%	13%
Home décor	2%	1%

Pricing. We purchase our merchandise at attractive prices and mark prices up less than department or specialty stores. We seek to provide nationally recognized brands at prices 20% to 60% below regular retail prices available in department stores and specialty stores, and to provide a product offering that validates both our value and fashion positioning to our consumers. We also consider the price-to-value relationships of our non-branded products to be strong. Our basic pricing strategy is everyday low prices. The discount from the suggested retail price is usually reflected on the price tag. We review each department in our stores at least monthly for possible markdowns based on sales rates and fashion seasons to promote faster turnover of inventory and to accelerate the flow of current merchandise.

Sourcing and Allocation

The merchandising department oversees the sourcing and allocation of merchandise to our stores, which allows us to utilize volume purchase discounts and maintain control over our inventory. We source our merchandise from over 1,000 vendors, consisting of domestic manufacturers and importers. Our President and Chief Merchandising Officer supervises an 18-member planning and allocation team, as well as a buying team, which is comprised of four merchandise managers and 19 buyers.

Our buyers have on average more than 20 years of experience in the retail business and have developed long-standing relationships with many of our vendors, including those controlling the distribution of branded apparel. Our buyers, who are based in Savannah and New York, travel regularly to the major United States apparel markets, visiting major manufacturers and attending national and regional apparel trade shows, including urban-focused trade shows.

Our buyers purchase merchandise in styles, sizes and quantities to meet inventory levels developed by the planning staff. We work closely with our suppliers and are able to differentiate ourselves by our willingness to purchase less than a full assortment of styles, colors and sizes and by our policy of paying promptly and not asking for typical retail concessions, such as promotional and markdown allowances. The purchasing department utilizes several buying techniques that enables us to offer to consumers branded and other merchandise at everyday low prices. The majority of the nationally recognized branded products we sell are purchased in-season and represent vendors’ excess inventories resulting from production or retailer order cancellations. We generally purchase later in the merchandising buying cycle than department and specialty stores. This allows us to take advantage of imbalances between retailers’ demands for specific merchandise and manufacturers’ supply of that merchandise. We also purchase merchandise from some vendors in advance of the selling season at reduced prices. Occasionally, we purchase merchandise on an opportunistic basis, which we then store as “pack and hold” for sale three to nine months later. Where possible, we seek to purchase items based on style or color in limited quantities on a test basis with the right to reorder as needed. Finally, we purchase private label merchandise that we source to our specifications.

We allocate merchandise across our store base according to store-level demand. The merchandising staff utilizes a centralized management system to monitor merchandise purchasing, allocation and sales in order to maximize inventory turnover, identify and respond to changing product demands and determine the timing of mark-downs to our merchandise. The buyers also regularly review the age and condition of the merchandise and manage both the reordering and clearance processes. In addition, the merchandising team communicates with regional, district and store managers to ascertain regional and store-level conditions and to better ensure that our product mix meets our consumers’ demands in terms of quality, fashion, price and availability.

We accept payment from our customers for merchandise at time of sale. Payments are made to us by cash, check, VisaTM or MastercardTM. We do not extend credit terms to our customers.

Seasonality

The nature of our business is seasonal. Historically, sales in the first and fourth quarters have been higher than sales achieved in the second and third quarters of the fiscal year. Expenses, and to a greater extent operating income, vary by quarter. Results of a period shorter than a full year may not be indicative of results expected for the entire year. Furthermore, the seasonal nature of our business may affect comparisons between periods.

Store Operations

Store Format. Our existing 235 stores’ average selling space is approximately 9,000 square feet, which allows us the space and flexibility to departmentalize our stores and provide directed traffic patterns. New stores opened since the beginning of fiscal 2003 average approximately 10,500 square feet of selling space, which is larger than our historical store base. As a result of these new stores, as well as due to the remodeling and expansion of existing stores, the average square footage of selling space per store has increased from approximately 7,600 at the end of fiscal 2002 to its current level.

We arrange our stores in a racetrack format with women’s sportswear, our most attractive and fashion current merchandise, in the center of each store and complementary categories adjacent to those items. Men’s and boy’s apparel is displayed on one side of the store, while dresses, footwear and accessories are displayed on the other side. Merchandise for infants, toddlers and girls is displayed along the back of the store. Impulse items, such as jewelry and sunglasses, are featured near the checkout area. Products from nationally recognized brands are prominently displayed on four-way racks at the front of each department. The remaining merchandise is displayed on hanging racks and occasionally on table displays. Large hanging signs identify each category location. The unobstructed floor plan allows the customer to see virtually all of the different product areas from the store entrance and provides us the flexibility to easily expand and contract departments in response to consumer demand, seasonality and merchandise availability. Virtually all of our inventory is displayed on the selling floor. Prices are clearly marked and often have the comparative retail-selling price noted on the price tag.

Store Management. Store operations are managed by our Vice President of Store Operations, three regional managers and 26 district managers, each of whom typically manages eight to ten stores. The typical store is staffed with a store manager, two or three assistant managers and seven to eight part-time sales associates, all of whom rotate work days on a shift basis. District managers and store managers participate in a bonus program based on achieving predetermined levels of sales and profits. The district managers also participate in bonus programs based on achieving targeted payroll costs. Regional managers participate in a bonus program based on a rollup of the district managers’ bonuses. The assistant managers and sales associates are compensated on an hourly basis with incentives. Moreover, we recognize individual performance through internal promotions and provide extensive opportunities for advancement, particularly given our rapid growth.

We place significant emphasis on loss prevention in order to control inventory shrinkage. Initiatives include electronic tags on all of our products, training and education of store personnel on loss prevention issues, digital video camera systems, alarm systems and motion detectors in the stores. We also capture extensive point-of-sale data and maintain systems that monitor returns, voids and employee sales, and produce trend and exception reports to assist in identifying shrinkage issues. We have a centralized loss prevention team that focuses exclusively on implementation of these initiatives and specifically on stores that have experienced above average levels of shrinkage. We also maintain a 1-800 Tips line for reporting shrinkage concerns.

Employee Training. Our employees are critical to achieving our goals, and we strive to hire employees with high energy levels and motivation. We have well-established store operating policies and procedures and an extensive 90-day in-store training program for new store managers and assistant managers. Sales associates also participate in a 30-day customer service and store procedures training program, which are designed to enable them to assist customers in a friendly, helpful manner.

Layaway Program. We offer a layaway program that allows customers to purchase merchandise by initially paying a 20% deposit together with a $2.00 service charge. The customer then makes additional payments every two weeks and has 60 days within which to complete the purchase. If the purchase is not completed, the customer receives a merchandise credit for amounts paid less a $5.00 re-stocking fee and service charge. Sales under the layaway program accounted for approximately 12% of our total sales in fiscal 2005.

Site Selection. Cost-effective store locations are an important part of our profitability model. Accordingly, we look for second and third use store locations that offer attractive rents, but also meet our demographic and economic criteria.                         We have a dedicated real estate management team responsible for new store site selection. In selecting a location, we target both urban and rural markets. Demographic criteria used in site selection include concentrations of its core consumers. In addition, we require convenient site accessibility, as well as strong co-tenants, such as food stores, dollar stores, rent-to-own stores and other apparel stores.

Shortly after we sign a new store lease, our store construction department prepares the store by installing fixtures, signs, dressing rooms, checkout counters, cash register systems and other items. Once we take possession of a store site, we can open the store within approximately three to four weeks.

Advertising and Marketing

Our advertising goal is to build the “Citi Trends” brand and promote consumers’ association of the “Citi Trends” brand with value, quality, fashion and everyday low prices. We generally focus our advertising efforts during the Easter, back-to-school and Christmas seasons. This advertising consists of radio commercials on local hip-hop radio stations that highlight our brands, value and everyday low prices. We also do in-store advertising that includes window signs designated for special purposes, such as seasonal events and clearance periods, and taped audio advertisements co-mingled with in-store music programs. Signs change in color, quantity and theme every three to six weeks. For store grand openings, we typically seek to create community awareness and consumer excitement through radio advertising preceding and during the grand opening and by creating an on-site event with local radio personalities broadcasting from the new location. We also distribute promotional items such as gift certificates and shopping sprees in connection with our grand openings.

Our marketing efforts center on promoting our everyday low prices and on demonstrating the strong price-to-value relationship of our products to our consumers. We do not utilize promotional advertising. Merchandise is priced so that our competition rarely has lower prices. In the limited situations where the competition offers the same merchandise at a lower price, we will match the price.

Distribution

All merchandise sold in our stores is shipped directly from our distribution centers in Savannah and our distribution center in Darlington, South Carolina. In October 2005, we purchased the Darlington facility, which is situated on 90 acres of land. As of January 28, 2006, we have paid approximately $2.4 million of the approximately $4.0 million expected to be spent on acquisition costs and for capital improvements necessary to prepare the location for full operation. The Darlington facility began receiving and processing shipments in the fourth quarter of fiscal 2005. We are continuing the physical renovation and updating of this distribution center, which has the same technology and information systems as our other distribution centers.

We generally ship merchandise from our Fahm Street distribution center to our stores daily and ship merchandise twice a week from our Darlington distribution center. We utilize United Parcel Service, Inc. and FedEx Corporation to ship merchandise to our stores. The two distribution centers in Savannah have a combined square footage of approximately 240,000, including approximately 20,000 square feet of office space. The Darlington facility has approximately 286,500 square feet. We expect our distribution facilities to provide us the capacity to double our existing sales volume.

Information Technology and Systems

We have information systems in place to support each of our business functions. We purchased our enterprise software from Island Pacific, a primary software provider to the retail industry. The computer platform is an IBM AS400. The Island Pacific software supports the following business functions: purchasing, purchase order management, price and markdown management, distribution, merchandise allocation, general ledger, accounts payable and sales audit.

Our stores use point-of-sale software from DataVantage, a division of MICROS Systems, Inc., to run the store’s cash registers. The system uses bar code scanners at checkout to capture item sales. It also supports end-of-day processing and automatically transmits sales and transaction data to Savannah soon after the close of business. Additionally, the software supports store time clock and payroll functions. To facilitate the marking down and re-ticketing of merchandise, employees in the stores use hand-held scanners that read the correct item price and prepare new price tickets for merchandise. DataVantage software also enables us to sort and review transaction data and generate exception and other database reporting to assist in loss prevention.

We believe that our information systems, with upgrades and updates over time, are adequate to support our operations for the foreseeable future.

Growth Strategy

Our growth strategy is to open stores in new and existing markets, as well as to increase sales in existing stores. Adding stores in the markets we currently serve often enables us to benefit from enhanced name recognition and achieves advertising and operating synergies. In fiscal 2003 and fiscal 2004, we opened 25 and 40 stores, respectively, and entered the Baltimore, Maryland, Houston, Texas, Norfolk, Virginia and Washington, D.C. markets.

In fiscal 2005, we opened 36 new stores, and entered the Cincinnati, Ohio, Dallas, Texas, Louisville, Kentucky and Miami, Florida markets. We expect to open 42 to 45 new stores in fiscal 2006. Approximately 90% of the new stores we intend to open in fiscal 2006 will be located in states we currently serve.

We intend to increase comparable store sales by increasing the assortment and amount of inventory in existing merchandise categories for which recent sales and/or sales trends are encouraging. We also intend to increase comparable store sales through the expansion of adjacent product categories such as home décor and intimate apparel.

Competition

The markets we serve are highly competitive. The principal methods of competition in the retail business are fashion, assortment, pricing and presentation. We believe we have a competitive advantage in our offering of fashionable brands at everyday low prices. We compete against a diverse group of retailers including national off-price retailers, mass merchants, smaller specialty retailers and dollar stores. The off-price retail companies with which we compete include The TJX Companies, Inc. (“TJX Companies”), Burlington Coat Factory Warehouse Corp.™ (“Burlington Coat Factory”) and Ross Stores, Inc.™ (“Ross Stores”). In particular, TJX Companies’ A.J. Wright stores target moderate income consumers. Ross Stores has recently launched a similar concept targeting lower income consumers, called dd’s DISCOUNTS. We believe our strategy of appealing to African-American consumers and offering urban apparel products allows us to compete successfully with these retailers. We also believe we offer a more inviting store format than the off-price retailers, including our use of carpeted floors and more prominently displayed brands. We also compete with a group of smaller specialty retailers that only sell women’s products, such as Rainbow, Dots™, Fashion Cents™, It’s Fashions! and

Simply Fashions™. Our mass merchant competitors include Wal-Mart and Kmart. These chains do not focus on fashion apparel and, within their apparel offering, lack the urban focus that we believe differentiates our offering and appeals to our core customers. Similarly, while some of the dollar store chains offer apparel, they typically offer a more limited selection focused on basic apparel needs. As a result, we believe there is significant demand for a value retailer that addresses the market of low- to moderate-income consumers generally and, particularly, African-American and other minority consumers who seek value-priced, urban fashion apparel and accessories.

Intellectual Property

We regard our trademarks and service marks as having significant value and as being important to our marketing efforts. We have registered the “Citi Trends” trademark with the U.S. Patent and Trademark Office on the Principal Register as both a trademark for retail department store services and as a trademark for clothing. We have also registered the following trademarks with the U.S. Patent and Trademark Office on the Principal Register: “Citi Club,” “Citi Express,” “Citi Knights,” “Citi Nite,” “Citi Steps,” “Citi Trends Fashion for Less,” “Citi Women,” “CT Sport,” “Diva Blue,” “Lil Citi Man,” “Lil Ms Hollywood,” “Univer Soul,” “Urban Sophistication” and “Vintage Harlem.” Our policy is to pursue registration of its marks and to oppose vigorously infringement of its marks.

Employees

As of March 31, 2006, we had approximately 1,300 full-time and approximately 1,500 part-time employees. Of these employees, approximately 2,300 are employed in our stores and the remainder are employed in our distribution centers and corporate offices. We are not a party to any collective bargaining agreements, and none of our employees is represented by a labor union. We believe our relations with our employees are good.

ITEM 1A. RISK FACTORS

 The following information, together with the other information contained in this Annual Report on Form 10-K, should be considered carefully before a decision is made whether to buy our common stock. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition and results of operations.

Our success depends on our ability to anticipate, identify and respond rapidly to changes in consumers’ fashion tastes, and our failure to evaluate adequately fashion trends could have a material adverse effect on our business, financial condition and results of operations.

The apparel industry in general and our core customer market in particular are subject to rapidly evolving fashion trends and shifting consumer demands. Accordingly, our success is heavily dependent on our ability to anticipate, identify and capitalize on emerging fashion trends, including products, styles and materials that will appeal to our target consumers. Our failure to anticipate, identify or react appropriately to changes in styles, trends, brand preferences or desired image preferences is likely to lead to lower demand for our merchandise, which could cause, among other things, sales declines, excess inventories and higher markdowns. The inaccuracy of our forecasts regarding fashion trends could have a material adverse effect on our business, financial condition and results of operations.

If we are unsuccessful in competing with our retail apparel competitors, our market share could decline or our growth could be impaired and, as a result, our financial results could suffer.

The retail apparel market is highly competitive, with few barriers to entry. We compete against a diverse group of retailers, including national off-price apparel chains such as the TJX Companies, Burlington Coat Factory and Ross Stores; mass merchants such as Wal-Mart and Kmart; smaller discount retail chains that only sell women’s products, such as Rainbow, DotsTM, Fashion CentsTM, It’s Fashions! (a subsidiary of The Cato Corporation) and Simply Fashions; and general merchandise discount stores and dollar stores, which offer a variety of products, including apparel, for the value-conscious consumer. We also compete against local off-price and specialty retail stores, regional retail chains, traditional department stores and web-based retail stores and other direct retailers. The level of competition we face from these retailers varies depending on the product segment, as many of our competitors do not offer apparel for the entire family. Our greatest competition is generally in women’s apparel. Many of our competitors are larger than us and have substantially greater resources than us and, as a result, may be able to adapt better to changing market conditions, exploit new opportunities, exert greater pricing pressures on suppliers and open new stores more quickly and effectively than the us. Many of these retailers have better name recognition among consumers than us and purchase significantly more merchandise from vendors. These retailers may be able to purchase branded merchandise that we cannot purchase because of their name recognition and relationships with suppliers, or they may be able to purchase branded merchandise with better pricing concessions than us. Our local and regional competitors have extensive knowledge of the consumer base and may be able to garner more loyalty from customers than us. If the consumer base we serve is satisfied with the selection, quality and price of the competitors’ products, consumers may decide not to shop in our stores. Additionally, if our existing competitors or other retailers decide to focus more on our core customers, particularly African-Americans consumers, we may have greater difficulty in competing effectively, our business and results of operations could be adversely affected and the market price of our common stock could suffer. The retail industry periodically has experienced consolidation and other ownership changes. In the future, other United States or foreign retailers may consolidate, undergo restructurings or reorganizations, or realign their affiliations. Any of these developments could result in our competitors increasing their buying power or market visibility. These developments may cause us to lose market share and could have a material adverse effect on our sales, revenues and results of operations.

We could experience a reduction in sales and revenues or reduced cash flows if we are unable to fulfill our current and future merchandising needs.

We depend on our suppliers for the continued availability and satisfactory quality of our merchandise. Most of our suppliers could discontinue selling to us at any time. Additionally, if the manufacturers or other owners of brands or trademarks terminate the license agreements under which some of our suppliers sell our products, we may be unable to obtain replacement merchandise of comparable fashion appeal or quality, in the same quantities or at the same prices. If we lose the services of one or more of our significant suppliers or one or more of them fail to meet our merchandising needs, we may be unable to obtain replacement merchandise in a timely manner. If our existing suppliers cannot meet its increased needs and we cannot locate alternative supply sources, we may be unable to obtain sufficient quantities of the most popular items of the nationally recognized brands at attractive prices, which could negatively impact our sales, revenues and results of operations.

As an apparel retailer, we rely on numerous third parties in the supply chain to produce and deliver the products that we sell, and our business may be negatively impacted by failure to comply with applicable law.

As an importer and retailer of goods, we rely on numerous third parties to supply the products we sell. Violations of law by our importers, buying agents, manufacturers or distributors could result in delays in shipments and receipt of goods and could subject us to fines or other penalties, any of which could restrict our business activities, increase our operating expenses or cause our revenues to decline. Further, we are susceptible to the receipt of counterfeit brands or unlicensed goods. We could incur liability with manufacturers or other owners of the brands or trademarked products if we inadvertently receive and sell counterfeit brands or unlicensed goods and, therefore, it is important that we establish relationships with reputable vendors to prevent the possibility that we inadvertently receive counterfeit brands or unlicensed goods. Although we have a quality assurance team to check merchandise in an effort to assure that we purchase only authentic brands and licensed goods and are careful in selecting our vendors, we may receive products that we are prohibited from selling or incur liability for selling counterfeit brands or unlicensed goods, which could increase our operating expenses and cause our net income to decline.

If our growth strategy is unsuccessful, our financial condition and results of operation could suffer and the market price of our common stock could decline.

Our ability to continue to increase our net sales and earnings depends, in large part, on opening new stores and operating the new and existing stores profitably. We opened 40 and 36 new stores in fiscal 2004 and fiscal 2005, respectively. We expect to open 42 to 45 new stores in fiscal 2006. If we are unable to open all of these stores or operate them profitability, we may not achieve our forecasted sales and earnings growth targets. Additionally, growth of our store base will place increased demands on our operating, managerial and administrative resources and may lead to management and operating inefficiencies, including merchandising, personnel, distribution and integration problems. These demands and inefficiencies may cause deterioration in the financial performance of our individual stores and, therefore, our entire business.

A significant disruption to our distribution process or southeastern retail locations could have a material adverse effect on our business, financial condition and results of operations.

Our ability to distribute our merchandise to our store locations in a timely manner is essential to the efficient and profitable operation of our business. We have two distribution centers located in Savannah, one of which also serves as our corporate headquarters, and we recently acquired a distribution center in Darlington. Together, these facilities provide distribution capacity to support twice our current sales volume. Any natural disaster or other disruption to the operation of any of these facilities due to fire, hurricane, other natural disaster or any other cause or our inability to continue the timely and efficient build out of our Darlington distribution center could damage a significant portion of our inventory or impair our ability to stock our stores and process product returns to suppliers adequately.

In addition, the southeastern United States, where all three of our distribution centers are located, is vulnerable to significant damage or destruction from hurricanes and tropical storms. Although we maintain insurance on our stores and other facilities, the economic effects of a natural disaster that affects our distribution centers and/or a significant number of our stores could increase our operating expenses, impair our cash flows and reduce our revenues, which could negatively impact the market price of our common stock.

Our sales in the Gulf Coast Region depend on the Region recovering from Hurricanes Katrina and Rita.

Hurricanes Katrina, Rita and Wilma, which caused damage to areas of the Gulf Coast region of the United States during the period of August 2005 to October 2005, impacted our stores in Alabama, Florida, Mississippi, Louisiana and Texas. Thirty-eight of our stores were closed for one or more days due to the hurricanes. One existing store was permanently closed as of January 28, 2006 and another has not reopened as of March 31, 2006. Following Hurricanes Katrina, Rita and Wilma, we experienced an increase in sales in our store locations in the markets directly affected by Hurricanes Katrina, Rita and Wilma and in contiguous markets. We believe that these sales increases resulted directly from aid distributed to our customers and the need for our customers to replace lost or damaged clothing and other items. These sales increases have begun to dissipate, and we anticipate that the magnitude of these increases will continue to diminish over time and that we will not continue to increase or maintain our sales at the levels achieved in the months of September 2005 through January 2006.

The future contribution of stores affected by the hurricanes to our results of operations will depend on the recovery of the local economy generally in the hurricane-impacted areas of the Gulf Coast region. A natural disaster producing the level of devastation caused by Hurricane Katrina is unprecedented in recent United States history and the recovery of the local economies and impacted industries in the affected regions will to a certain extent depend on the leadership and actions of federal, state and local governments, which are beyond our control. We can provide no assurance as to the timing and ultimate success of recovery efforts led by federal, state and local governments. In addition, the long-term impact of the hurricanes, such as lack of housing, unemployment or increases in gasoline prices, may disproportionately affect many of our customers in the Gulf Coast region.

Our net sales, inventory levels and earnings fluctuate on a seasonal basis, which makes our business more susceptible to adverse events that occur during those seasons.

Our net sales and earnings are disproportionately higher during the first and fourth quarters each year due to the importance of the spring selling season, which includes Easter, and the fall selling season, which includes Christmas. Factors negatively affecting us during the first and fourth quarters, including adverse weather and unfavorable economic conditions, will have a greater adverse effect on our financial condition than if the business were less seasonal.

In order to prepare for the spring and fall selling seasons, we must order and keep in stock significantly more merchandise than during other parts of the year. This seasonality makes our business more susceptible to the risk that our inventory will not satisfy actual consumer demand. Any unanticipated demand imbalances during these peak shopping seasons could require us to either sell excess inventory at a substantial markdown or fail to satisfy consumers. In either event, our net sales and gross margins may be lower than historical levels, which could have a material adverse effect on our business, financial condition and results of operations.

Our failure to implement and maintain effective internal controls in our business could have a material adverse effect on our business, financial condition, results of operations and stock price.

We are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 in fiscal 2006. Section 404 requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. During the course of our testing, we may identify deficiencies in our internal controls, which we may be unable to correct in time to meet the deadline imposed by the Sarbanes-Oxley Act of 2002. If we fail to achieve and maintain the adequacy of our internal controls, we may be unable to conclude on an ongoing basis that we have effective internal controls over financial reporting. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important in our effort to prevent financial fraud. If we cannot produce reliable financial reports or prevent fraud, our business, financial condition and results of operations could be harmed, investors could lose confidence in our reported financial information, the market price of our stock could decline significantly and we may be unable to obtain additional financing to operate and expand its business.

We depend on the experience and expertise of our senior management team and key employees, and accordingly, the loss of the services of R. Edward Anderson or George A. Bellino could have a material adverse effect on our business strategy, operating costs, financial condition and results of operations.

The success of our business is dependent upon the close supervision of all aspects of the business by senior management, particularly the operation of our stores, the selection of merchandise and the site selection for new stores. In addition, we do not have a non-competition agreement with R. Edward Anderson, the Chief Executive Officer, and our non-competition agreement with George A. Bellino, the President and Chief Merchandising Officer, will expire on December 31, 2006. Accordingly, Messrs. Anderson and/or Bellino could leave us and begin to work for our competitors, which loss of services could have a material adverse effect on our business strategy, operating costs, financial condition and results of operations.

Failure to attract, train, assimilate and retain skilled personnel could have a material adverse effect on our growth strategy and financial condition.

Like most retailers, we experience significant employee turnover rates, particularly among store sales associates and managers, and our continued growth will require us to hire and train even more new personnel. We therefore must continually attract, hire and train new personnel to meet our staffing needs. We constantly compete for qualified personnel with companies in our industry and in other industries. A significant increase in the turnover rate among our store sales associates and managers would increase our recruiting and training costs and could decrease our operating efficiency and productivity. If we are unable to retain our employees or attract, train, assimilate or retain other skilled personnel in the future, we may not be able to service our customers as effectively, thus reducing our ability to continue our growth and to operate our existing stores as profitably as they have been in the past.

Legal proceedings to which we are a party result in an adverse judgment against us could have a material adverse effect on our business, financial condition and results of operations.

We are from time to time involved in various legal proceedings incidental to the conduct of our business. Such claims may be made by our customers, employees or former employees and could have a material adverse effect on our business, financial condition and results of operation. We are not party to any material litigation or legal proceedings, or to the best of our knowledge, subject to any legal proceedings pending or threatened against us that we expect to have a material adverse effect on our business, financial condition and results of operations.

Any failure of management information systems or the inability of third parties to continue to upgrade and maintain our systems could have a material adverse effect on our business, financial condition and results of operations.

We depend on the accuracy, reliability and proper functioning of our management information systems, including the systems used to track our sales and facilitate inventory management. We also rely on our management information systems for merchandise planning, replenishment and markdowns, as well as other key business functions. These functions enhance our ability to optimize sales while limiting markdowns and reducing inventory risk through properly marking down slow-selling styles, reordering existing styles and effectively distributing new inventory to our stores. We do not currently have redundant systems for all functions performed by our management information systems. Any interruption in these systems could impair our ability to manage our inventory effectively, which could have a material adverse effect on our business, financial condition and results of operations. To support our growth, we will need to expand our management information systems, and our failure to link and maintain these systems adequately could have a material adverse effect on our business, financial condition and results of operations.

We depend on third-party suppliers to maintain and periodically upgrade our management information systems, including the software programs supporting our inventory management functions. This software is licensed to us by third-party suppliers. If any of these suppliers is unable to continue to maintain and upgrade these software programs and/or if we are unable to convert to alternate systems in an efficient and timely manner, it could result in a material adverse effect on our business, financial condition and results of operations.

Our ability to attract consumers to our stores depends on the success of the strip shopping centers and downtown business districts where our stores are located.

We locate our stores in strip shopping centers, street front locations and downtown business districts where we believe our consumers and potential consumers shop. The success of an individual store can depend on favorable placement within a given strip shopping center or business district. We cannot control the development of alternative shopping destinations near existing stores or the availability or cost of real estate within existing or new shopping destinations. If store locations fail to attract sufficient consumer traffic or we are unable to locate replacement locations on terms acceptable to us, our business, financial condition and results of operations could suffer. If one or more of the anchor tenants located in the strip shopping centers or business districts where our stores are located close or leave, or if there is significant deterioration of the surrounding areas in which our stores are located, our business, financial condition and results of operations may be adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Store Locations

As of January 28, 2006, we operated 235 stores (including one store in Belle Glade, Florida, closed as of March 31, 2006 due to Hurricane Wilma) located in 14 states. Our stores average approximately 9,000 square feet of selling space and are typically located in neighborhood strip shopping centers and downtown business districts that are convenient to low- to moderate-income customers. Originally our stores were located in the Southeast, but in recent years we expanded into the Mid-Atlantic and the Midwest regions and Texas.

We have no franchising relationships, and all of the stores are company operated.  All existing 235 stores, totaling approximately 2.6 million gross square feet and 2.1 million selling square feet, are leased under operating leases. Additionally, as of March 31, 2006, we have signed leases for 20 new stores to be opened during fiscal 2006 aggregating approximately 273,000 total gross square feet. The typical store lease is for five years with an option to extend the lease term for an additional five-year period, and all but one lease require us to pay percentage rent and increases in specified site-related charges. Nearly all store leases provide us the right to cancel following an initial three-year period in the event the store does not meet pre-determined sales levels. The table below sets forth the number of stores in each of these 14 states and the specific markets within each state in which we operated at least two stores as of January 28, 2006:

Alabama—19

Birmingham—4

Montgomery—2

Mobile—2

Single store locations—11

Arkansas—5

Little Rock—3

Single store locations—2

Florida—16

Jacksonville—3

Orlando—2

Tampa—2

Single store locations—9

Georgia—48

Albany—2

Atlanta—9

Augusta—3

Macon—3

Savannah—2

Single store locations—29

Kentucky—1

Louisiana—21

Baton Rouge—2

Monroe—2

Shreveport—3

Single store locations—14

Maryland—3

Baltimore—2

Single store locations—1

Mississippi—19

Jackson—2

Single store locations—17

North Carolina—31

Charlotte—3

Durham—2

Fayetteville—2

Greensboro—2

Winston-Salem—2

Single store locations—20

Ohio—1

South Carolina—32

Charleston—2

Columbia—2

Orangeburg—2

Single store locations—26

Tennessee—10

Memphis—6

Nashville—2

Single store locations—2

Texas—16

Dallas-Fort Worth—3

Houston—8

Single store locations—5

Virginia—13

Norfolk—7

Richmond—4

Single store locations—2

Support Center Facilities

We own an approximately 170,000-square-foot facility located on Fahm Street in Savannah, which serves as our headquarters and as one of our three distribution centers. We currently lease the land and building for our distribution center located on Coleman Boulevard in Savannah, Georgia, which totals approximately 70,000 square feet. The lease for this distribution center expires in September 2006, with options to renew for up to three more years. On October 19, 2005, we acquired an approximately 286,500-square-foot facility in Darlington, which we are renovating and using as a third distribution center. We began to receive shipments into the new facility in December 2005. We expect these facilities to adequately provide the capacity necessary to double our existing sales volume. In addition, we currently lease a 1,200-square-foot office in New York City, which is used for buyer operations and meetings with vendors.

ITEM 3. LEGAL PROCEEDINGS

We are from time to time involved in various legal proceedings incidental to the conduct of our business, including claims by customers, employees or former employees. While litigation is subject to uncertainties and the outcome of any litigated matter is not predictable, we are not aware of any legal proceedings pending or threatened against us that we expect to have a material adverse effect on our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of fiscal 2005.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock has been quoted on The NASDAQ National Market under the symbol “CTRN” since our initial public offering on May 18, 2005. The following table shows the high and low per share prices of our common stock for the periods indicated.

Quarter Ended	High	Low

July 30, 2005	$28.40	$14.00
October 29, 2005	30.00	20.20
January 28, 2006	47.58	27.54

On March 31, 2006, the last reported sale price of our common stock on The NASDAQ National Market was $39.76 per share. On March 31, 2006, there were eight holders of record of our common stock.

We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends on our common stock in the foreseeable future. Currently we intend to retain any future earnings to finance the expansion of our business and for general corporate purposes. Our Board of Directors, in its discretion, has the authority to declare and pay dividends on our common stock provided there are funds legally available to do so.

Initial Public Offering and Use of Proceeds

On May 18, 2005, we completed the initial public offering (“IPO”) of our common stock, whereby we issued and sold 2,700,000 shares of common stock at $14.00 per share. In addition, we received notice on May 27, 2005, that the underwriters had exercised the over-allotment option granted in connection with the IPO, pursuant to which we issued and sold an additional 577,500 shares of common stock on June 1, 2005. We received aggregate net proceeds of approximately $41.1 million and incurred approximately $4.8 million in expenses in connection with the IPO, including the over-allotment option. In addition, 1,150,000 shares of common stock were sold in the IPO by certain of our selling stockholders, for which we received no proceeds. As a result, upon the closing of the offering, there were 12,602,154 shares of our common stock outstanding. A summary of the terms of the IPO can be found in our Registration Statement on Form S-1 (File No. 333-123028), which was declared effective by the SEC on May 17, 2005. Copies of the prospectus relating to the offering may be obtained from us by written request at attn: Investor Relations, 102 Fahm Street, Savannah, Georgia 31401, facsimile 912-443-3663, or by oral request at 912-236-1561.

Following the closing of the IPO, our 3,605 shares of mandatory redeemable preferred stock were redeemed and extinguished for approximately $3.6 million, and we repaid in full the mortgage on our Fahm Street headquarters and distribution center in the amount of approximately $1.5 million. Subsequent to the IPO we have spent approximately $6.8 million on capital expenditures for new stores and $2.4 million for the new distribution center in Darlington and plan to utilize the remainder of the net proceeds of the IPO for general corporate purposes.

On January 31, 2006, we completed a secondary offering of shares of our common stock by certain of our shareholders. The shares sold were priced at $42.25 per share. The offering consisted of 1,926,250 shares of common stock, including 251,250 shares that were subject to the underwriters’ over-allotment option. All of the shares were sold by our shareholders and, as a result, we did not receive any of the proceeds from the offering. We incurred expenses in fiscal 2005 in connection with the secondary offering of approximately $525,000.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

None.

ITEM 6. SELECTED FINANCIAL DATA

Selected Financial and Operating Data

The following table provides selected financial and operating data for each of the fiscal years in the five-year period ended January 28, 2006, including: (a) our statement of income data for each such period, (b) additional operating data for each such period and (c) the balance sheet data as of the end of each such period. The statement of income data for fiscal 2003, fiscal 2004 and fiscal 2005, and the balance sheet data as of January 29, 2005 and January 28, 2006 are derived from our audited financial statements included in Item 8 that have been audited by KPMG LLP, an independent registered public accounting firm. The statement of income data for fiscal 2001 and fiscal 2002 and the balance sheet data as of February 2, 2002, February 1, 2003 and January 31, 2004 are derived from our audited financial statements that are not included in this Annual Report on Form 10-K. The selected financial and operating data set forth below should be read in conjunction with, and are qualified in their entirety by reference to, the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 and our financial statements and related notes set forth in the financial pages of this Annual Report on Form 10-K. Historical results are not necessarily indicative of results to be expected for any future period.

	Fiscal Year Ended(1)
	January 28, 2006		January 29, 2005	January 31, 2004	February 1, 2003	February 2, 2002
	(dollars in thousands, except per share amounts)
Statement of Income Data:
Net sales	$289,804		$203,442	$157,198	$124,951	$97,933
Cost of sales	178,953		127,308	98,145	77,807	62,050

Gross profit	110,851		76,134	59,053	47,144	35,883
Selling, general and administrative expenses	89,646		63,594	48,845	38,759	31,405

Income from operations	21,205		12,540	10,208	8,385	4,478
Interest expense (income)(2)	(546)		732	563	256	455

Income before income taxes	21,751		11,808	9,645	8,129	4,023
Income tax expense	7,551		4,551	3,727	3,101	1,566

Net income	$14,200		$7,257	$5,918	$5,028	$2,457

Net income per common share:
Basic	$1.21		$0.78	$0.62	$0.51	$0.23
Diluted	$1.08		$0.67	$0.54	$0.44	$0.22
Weighted average shares used to compute net income per share(3):
Basic	11,746,866		9,302,800	9,295,000	9,295,000	9,219,167
Diluted	13,148,602		10,879,388	10,771,410	10,757,110	9,791,999
Additional Operating Data:
Number of stores:
Opened during period	36		40	25	16	12
Closed during period	1	(4)	1	1	2	4
Open at end of period	235	(5)	200	161	137	123
Selling square footage at end of period	2,123,684		1,715,943	1,290,039	1,043,713	891,843
Comparable store sales increase(6)	16.7	%(7)	3.0%	5.7%	14.6%	6.5%
Average sales per store(8)	$1,332		$1,127	$1,055	$961	$823

Balance Sheet Data:
Cash and cash equivalents	$9,079		$11,801	$9,954	$5,825	$4,098
Marketable securities	54,458		—	—	—	—
Total assets	147,290		70,790	49,213	36,127	29,733
Total liabilities	63,540		47,025	32,709	25,529	23,997
Total stockholders’ equity	83,749		23,765	16,504	10,598	5,736

(1)               Our fiscal year ends on the Saturday closest to January 31 of each year. The years ended January 28, 2006, January 29, 2005, January 31, 2004, February 1, 2003 and February 2, 2002 are referred to as fiscal 2005, 2004, 2003, 2002 and 2001, respectively. Fiscal years 2005, 2004, 2003, 2002 and 2001 are each comprised of 52 weeks.

(2)               The Series A Preferred Stock, which was redeemed using a portion of the net proceeds from the IPO, was reclassified as debt as of the second quarter of fiscal 2003, in accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The amount of dividends treated as interest expense was $100,000 in fiscal 2005, $324,450 in fiscal 2004, $189,000 in fiscal 2003 and none in fiscal 2002.

(3)               Reflects 26 for 1 stock split completed in May 2005.

(4)               Stores closed for one or more days due to Hurricanes Katrina, Rita and Wilma are not included in this item.

(5)               The number of stores open at the end of the period includes one store closed as of January 28, 2006, as a result of Hurricane Wilma, which is scheduled to re-open in April 2006.

(6)               Stores included in the comparable store sales calculation for any period are those stores that were opened prior to the beginning of the preceding fiscal year and were still open at the end of such period. Relocated stores and expanded stores are included in the comparable store sales results.

(7)               This data includes the positive impact of post-hurricane sales as a result of Hurricanes Katrina, Rita and Wilma during the months of September 2005 through January 2006.

(8)               Average sales per store is defined as net sales divided by the average of stores open at the end of the prior period and stores open at the end of the current period.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the section entitled “Selected Financial and Operating Data” and our audited financial statements and the respective related notes included elsewhere in this Annual Report on Form 10-K. This discussion may contain forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under the section entitled “Risk Factors” and elsewhere in this Annual Report on Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We are a rapidly growing, value-priced retailer of urban fashion apparel and accessories for the entire family. Our merchandise offerings are designed to appeal to the preferences of fashion conscious consumers, particularly African-Americans. Originally our stores were located in the Southeast, and in recent years we expanded into the Mid-Atlantic and Midwest regions and Texas. We operate 235 stores in both urban and rural markets in 14 states, with one store closed due to Hurricane Wilma as of January 28, 2006.

We are pursuing an aggressive store growth strategy and believe that the addition of new stores will be the primary source of future growth. In fiscal 2005 we opened 36 stores. During this period, we entered the Cincinnati, Ohio, Dallas, Texas, Louisville, Kentucky and Miami, Florida markets. We expect to open 42 to 45 new stores in fiscal 2006. Approximately 90% of the new stores we intend to open in fiscal 2006 will be located in states that we currently serve.

We measure performance using key operating statistics. One of the main performance measures is comparable store sales growth. We define a comparable store as a store that has been opened for an entire fiscal year. Therefore, a store will not be considered a comparable store until its 13th month of operation at the earliest or until its 24th month at the latest. As an example, stores opened in fiscal 2004 and fiscal 2005 were not considered comparable stores in fiscal 2005. Relocated and expanded stores are included in the comparable store sales results. We also use other operating statistics, most notably average sales per store, to measure our performance. As we typically occupy existing space in established shopping centers rather than sites built specifically for our stores, store square footage (and therefore sales per square foot) varies by store. We focus on overall store sales volume as the critical driver of profitability. The average sales per store has increased over the past three years as we have increased comparable store sales and opened new stores that are generally larger than our historical store base. Average sales per store have increased from $0.8 million in fiscal 2000 to $1.3 million in fiscal 2005. In addition to sales, we measure gross margin percentage and store operating expenses, with a particular focus on labor as a percentage of sales. These results translate into store level contribution, which we use to evaluate overall performance of each individual store. Finally, we monitor corporate expenses against budgeted amounts.

We are in the process of documenting and testing our internal control procedures in order to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 in fiscal 2006. Section 404 requires annual management assessments of the effectiveness of our internal controls over financial reporting and reports by our independent auditors. During this time period, specific internal controls may be identified as being deficient. We plan to remediate any identified deficiencies and comply with its Section 404 obligations before the deadline.

Major Events in 2005

On May 18, 2005, we completed our IPO, in which we issued and sold 2,700,000 shares of our common stock and certain selling stockholders sold 1,150,000 shares of our common stock, at $14.00 per share. In addition, we received notice on May 27, 2005, that the underwriters had exercised the over-allotment option granted in connection with our IPO, pursuant to which we issued and sold an additional 577,500 shares on June 1, 2005. We received aggregate gross proceeds of approximately $45.9 million and incurred approximately $4.8 million in expenses in connection with the IPO and over-allotment option, for net proceeds of approximately $41.1 million. We did not receive any proceeds from the sale of the shares by the selling stockholders in the IPO.

During the third quarter of fiscal 2005, we realized comparable store sales increases as a result of additional customer purchases that we believe was related to Hurricanes Katrina, Rita and Wilma. Those hurricanes caused extensive damage to areas of the Gulf Coast of the United States and impacted some of our stores in Alabama, Florida, Mississippi, Louisiana and Texas. Thirty-eight of our stores were closed for one or more days due to the hurricanes, and one existing store had to be closed permanently. In regions impacted by the hurricanes, however, the subsequent sales from stores that have been reopened, as well as sales from stores located nearby, have more than offset the sales lost on the days the affected stores were closed, positively impacting our comparable store sales. We believe, however, that sales increases in stores located in markets directly affected by the hurricanes and in contiguous markets resulted directly from aid distributed to our customers and the need for customers to replace lost or damaged clothing and other items. These sales increases have dissipated. We anticipate that the magnitude of these increases will continue to diminish over time and that we will not continue to increase or maintain our sales or comparable store sales at the levels achieved in the months of September

2005 through January 2006.

In October 2005, we purchased an approximately 286,500 square foot distribution center in Darlington that is situated on 90 acres of land. Through January 28, 2006, we have paid approximately $2.4 million of the approximately $4.0 million in total we expect to spend on acquisition costs and for capital improvements necessary to prepare the location for full operation. We began receiving and processing shipments from this new distribution location in the fourth quarter of fiscal 2005. We believe our distribution facilities are adequate to provide us the capacity to double our existing sales volume.

Subsequent Event

On January 31, 2006, we completed a secondary offering of shares of our common stock by certain of our shareholders that was priced at $42.25 per share. The offering consisted of 1,926,250 shares of common stock, including 251,250 shares that were subject to the underwriters’ over-allotment option. All of the shares were sold by our shareholders and, as a result, we did not receive any of the proceeds from the offering. We incurred expenses in fiscal 2005 in connection with the secondary offering of approximately $525,000.

Basis of the Presentation

Net sales consist of store sales, net of returns by customers and layaway fees. Cost of sales consists of the cost of products we sell and associated freight costs. Selling, general and administrative expense is comprised of store costs, including salaries and store occupancy costs, handling costs, corporate and distribution center costs and advertising costs. We operate on a 52- or 53-week fiscal year, which ends on the Saturday closest to January 31. Each of our fiscal quarters consists of four 13-week periods, with an extra week added on to the fourth quarter every five to six years. Our fiscal year ends on the Saturday closest to January 31 of each year. The years ended January 28, 2006, January 29, 2005, January 31, 2004, February 1, 2003 and February 1, 2002 are referred to as fiscal 2005, 2004, 2003, 2002 and 2001, respectively. Fiscal years 2005, 2004, 2003, 2002 and 2001 are each comprised of 52 weeks.

Results of Operations

The following discussion of our financial performance is based on the condensed financial statements set forth in the financial pages of this Annual Report on Form 10-K. The nature of our business is seasonal. Historically, sales in the first and fourth quarters have been higher than sales achieved in the second and third quarters of the fiscal year. Expenses, and to a greater extent operating income, vary by quarter. Results of a period shorter than a full year may not be indicative of results expected for the entire year. Furthermore, the seasonal nature of our business may affect comparisons between periods.

Net Sales and Additional Operating Data

The following table sets forth, for the periods indicated, selected statement of income data expressed both in dollars and as a percentage of net sales:

	Fiscal Year Ended
	January 28, 2006		January 29, 2005		January 31, 2004
	(dollars in thousands)
Statement of Income Data
Net sales	$289,804	100.0%	$203,442	100.0%	$157,198	100.0%
Cost of sales	178,953	61.7	127,308	62.6	98,145	62.4

Gross profit	110,851	38.3	76,134	37.4	59,053	37.6
Selling, general and administrative expenses	89,646	30.9	63,594	31.3	48,845	31.1

Income from operations	21,205	7.3	12,540	6.1	10,208	6.5
Interest expense (income)	(546)	(0.2)	732	0.3	563	0.4

Income before income taxes	21,751	7.5	11,808	5.8	9,645	6.1
Income tax expense	7,551	2.6	4,551	2.2	3,727	2.4

Net income	$14,200	4.9%	$7,257	3.3%	$5,918	3.8%

The following table provides information, for the periods indicated, about the number of total stores open at the beginning of the period, stores opened and closed during each period, total stores open at the end of each period and comparable store sales for the periods:

	Fiscal Year Ended
	January 28, 2006		January 29, 2005	January 31, 2004

Total stores open, beginning of period	200		161	137
New stores	36		40	25
Closed stores	1	(1)	1	1

Total stores open, end of period	235	(2)	200	161

Comparable store sales increase(3)	16.7%		3.0%	5.7%

(1)               Stores closed for one or more days due to Hurricanes Katrina, Rita and Wilma are not included in this item.

(2)               The number of stores open at the end of the period includes one store closed as of January 28, 2006, as a result of Hurricane Wilma, which is scheduled to reopen in April 2006.

(3)               Stores included in the comparable store sales calculation for any period are those stores that were opened prior to the beginning of the preceding fiscal year and were still open at the end of such period. Relocated stores and expanded stores are included in the comparable store sales results.

Fiscal 2005 Compared to Fiscal 2004

Net Sales. Net sales increased $86.4 million, or 42.5%, to $289.8 million for fiscal 2005 from $203.4 million in fiscal 2004. The increase in net sales was primarily due to 36 new store openings in fiscal 2005 and a comparable store sales increase of 16.7% for fiscal 2005 compared to fiscal 2004. The 36 stores opened in fiscal 2005 accounted for $34.8 million of the total increase in sales, the 40 stores opened in fiscal 2004 accounted for $24.1 million and the 158 comparable stores contributed $27.5 million of the increase in sales. Four stores were expanded and/or relocated in fiscal 2005. The increase in comparable store sales was primarily from an increase in customer transactions, which was due in part to improved sales trends from the increasing consumer preference for branded goods. Comparable store sales for fiscal 2005 also were positively impacted by post-hurricane sales during the period September 2005 through January 2006. Federal Emergency Management Act vouchers and other one-time assistance enabled many of our customers to purchase apparel and other items to replace what had been lost from the hurricanes. While the hurricanes had a negative effect on us by causing 38 stores to be closed for one day or more during the third quarter of fiscal 2005, the subsequent sales increases after the stores reopened more than offset the sales missed on those lost days. Stores located in areas contiguous to the stores affected directly by the hurricanes also showed a dramatic increase in their sales for the third and fourth quarters of 2005. These sales increases have dissipated. We anticipate that the magnitude of these increases will continue to diminish in fiscal 2006, and that we will not continue to increase or maintain our sales at the levels achieved in the months of September 2005, through January 2006.

Gross Profit. Gross profit increased $34.7 million, or 45.6%, to $110.9 million in fiscal 2005 from $76.1 million in fiscal 2004. The increase in gross profit is primarily a result of our strong sales increases. As a percentage of net sales, gross profit increased to 38.3% in fiscal 2005 from 37.4% in fiscal 2004. This increase, as a percentage of net sales, was primarily due to reduced markdown rates which was a result of well balanced inventories and strong sales increases in fiscal 2005 compared to fiscal 2004. We expect our gross profit rate to decrease in fiscal 2006 as our sales growth moderates and our markdown rates increase moderately.

Selling, General and Administrative Expense. Selling, general and administrative expenses increased $26.1 million, or 41.1%, to $89.6 million in fiscal 2005 from $63.6 million in fiscal 2004. The increase in these expenses was due primarily to additional store level, distribution and corporate costs arising from the opening of 36 new stores in fiscal 2005, the payment of a $1.2 million fee to terminate the consulting agreement with Hampshire Equity Partners II, L.P., property losses from Hurricanes Katrina, Rita and Wilma, which we anticipate will total approximately $700,000 net of insurance recoveries and expenses of approximately $525,000 related to our secondary offering, which was consummated on January 31, 2006. Selling, general and administrative expenses increased additionally due to costs associated with being a public company of approximately $920,000. Selling, general and administrative expenses as a percentage of net sales decreased to 30.9% in fiscal 2005 from 31.3% in fiscal 2004. The decrease as a percentage of net sales was primarily due to our strong comparable sales growth and the fixed nature of the selling, general and administrative expenses. In addition, this decrease is in part due to a prior year charge in fiscal 2004 of approximately $300,000 for additional vacation pay accrual pursuant to a change in our vacation policy.

Interest Income. Interest income increased to approximately $892,000 in fiscal 2005 from approximately $42,000 in fiscal 2004. The increase in interest income was due primarily to interest income earned on proceeds from our IPO.

Interest Expense. Interest expense decreased 55.4% to approximately $345,000 in fiscal 2005 from approximately $774,000 in fiscal 2004. The decrease in interest expense was primarily due to the redemption of our preferred shares subject to mandatory redemption in May 2005, the absence of any borrowings under the line of credit and the repaying in full of our mortgage on our Fahm Street headquarters and distribution center.

Provision for Income Taxes. The provision for income taxes increased to approximately $7.6 million in fiscal 2005 from $4.6 million in fiscal 2004. The effective income tax rates for fiscal 2005 and fiscal 2004 were 34.7% and 38.5%, respectively. The tax rate decreased in fiscal 2005 as a result of our investment in tax exempt securities, an increase in job tax credits and a reduction in non-deductible preferred stock dividends. We expect our tax rate to be approximately 34.5% in fiscal 2006, primarily due to additional anticipated job tax credits in fiscal 2006 and the full year impact of our investment in tax exempt securities.

Net Income. Net income increased 95.7% to $14.2 million in fiscal 2005 from $7.3 million in fiscal 2004. The increase in net income was due to the factors discussed above.

Fiscal 2004 Compared to Fiscal 2003

Net Sales. Net sales increased $46.2 million, or 29.4%, to $203.4 million for fiscal 2004 from $157.2 million in fiscal 2003. The increase resulted primarily from net sales of $63.2 million in fiscal 2004 from stores opened during fiscal 2004 and fiscal 2003 as compared to net sales of $20.9 million in fiscal 2003 from stores opened in fiscal 2003. In addition, the increase was due to a comparable store sales increase of $4.0 million, or 3.0%. The increase in comparable store sales resulted, in part, from an increase in the number of customer transactions and average items per sale, partially offset by a decrease in the average price of an item sold. Remodeled and relocated stores accounted for less of the growth of comparable store sales in fiscal 2004 (only about 0.3% of the 3% growth) than in fiscal 2003 due to fewer stores being relocated and remodeled during the year.

Gross Profit. Gross profit increased $17.1 million, or 28.9%, to $76.1 million in fiscal 2004 from $59.1 million in fiscal 2003. The increase in gross profits is primarily a result of the operation of new stores opened in fiscal 2004 and the full period impact of new stores opened during fiscal 2003, partially offset by a decrease in gross profit margin. Gross profit as a percentage of net sales was 37.4% for fiscal 2004 compared to 37.6% for fiscal 2003. Gross margins decreased as a result of higher inbound and outbound freight costs primarily due to fuel surcharges.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $14.7 million, or 30.2%, to $63.6 million in fiscal 2004 from $48.8 million in fiscal 2003. The increase in these expenses was caused primarily by store level, distribution and corporate costs associated with our growing store base and the full period impact of new stores opened in fiscal 2003. As a percentage of net sales, selling, general and administrative expenses increased to 31.3% for fiscal 2004 from 31.1% in fiscal 2003. The increase was partially driven by approximately $360,000 of additional vacation pay accrual pursuant to a change in our vacation policy.

Interest Income. Interest income increased to approximately $41,975 in fiscal 2004 from approximately $13,955 in fiscal 2003. The increase in interest income was due primarily to interest earned on cash generated from operations.

Interest Expense. Interest expense increased approximately $197,000 for fiscal 2004 to approximately $774,000 compared to approximately $577,000 in fiscal 2003. The increase in interest expense was primarily the result of the adoption of SFAS No. 150, which increased interest expense by the inclusion of dividends on mandatory redeemable obligations that were previously deducted from equity as dividends, and increased borrowings related to the cost of new stores during the period, inclusive of inventory. We adopted SFAS No. 150 on July 6, 2003, and dividends treated as interest expense in fiscal 2004 and fiscal 2003 were approximately $324,000 and approximately $189,000, respectively.

Provision for Income Taxes. The provision for income taxes increased approximately $824,000 in fiscal 2004 to $4.6 million from $3.7 million in fiscal 2003. Our effective income tax rates in fiscal 2004 and fiscal 2003 were 38.5% and 38.6%, respectively.

Net Income. Net income increased 22.6% to $7.3 million in fiscal 2004 from $5.9 million in fiscal 2003. The increase in net income was due to the factors discussed above.

Quarterly Results of Operations

The following table sets forth our unaudited quarterly results of operations for fiscal 2004 and fiscal 2005. Each quarterly period presented below consists of 13 weeks, and the information includes our statement of income data for each such period and additional operating data for each such period. In the opinion of management, these unaudited interim financial data have been prepared on the same basis as the audited financial statements and reflect all adjustments (consisting only of normal recurring adjustments) and fairly present the financial information disclosed for these periods. The interim financial data set forth below should be read in conjunction with, and are qualified in their entirety by reference to, the audited financial statements and related notes included elsewhere in this Annual Report of Form 10-K. The results of operations for historical periods are not necessarily indicative of results for any future period.

Due to the importance of the spring selling season, which includes Easter, and the fall selling season, which includes Christmas, net sales and earnings are disproportionately higher during the first and fourth fiscal quarters each year, and we expect these quarters will continue to provided a disproportionate contribution to the profitability for the entire fiscal year. As a result, any factors negatively affecting us in any year during the first and fourth fiscal quarters, including adverse weather and unfavorable economic conditions, could have a material adverse effect on our financial condition and results of operations for the entire year.

Our quarterly results of operations also may fluctuate based upon such factors as the timing of holiday seasons, the number and timing of new store openings, the amount of store preopening expenses, the amount of net sales contributed by new and existing stores, the mix of products sold, the timing and level of markdowns, store closings, remodels and relocations, competitive factors, the weather and general economic conditions.

	Quarter Ended
	Jan. 28, 2006		Oct. 29 2005		July 30, 2005	Apr. 30, 2005	Jan. 29 2005	Oct. 30, 2004	July 31, 2004	May 1, 2004
	(dollars in thousands, except per share amounts)
Statement of Income Data:
Net sales	$96,844		$69,895		$59,449	$63,616	$66,313	$46,049	$43,011	$48,069
Cost of sales	59,916		42,873		37,682	38,482	41,020	29,159	28,095	29,034

Gross profit	36,928		27,022		21,767	25,134	25,293	16,890	14,916	19,035
Selling, general and administrative expenses	25,365		23,252		21,271	19,758	17,154	16,413	14,806	15,221

Income from operations	11,563		3,770		496	5,376	8,139	477	110	3,814
Interest expense (income)	(351)		(252)		(55)	111	175	208	176	173

Earnings (loss) before income taxes	11,914		4,022		551	5,265	7,964	269	(66)	3,641
Income tax expense (benefit)	3,992		1,390		170	2,000	3,070	104	(25)	1,402

Net income (loss)	$7,922		$2,632		$381	$3,265	$4,894	$165	$(41)	$2,239

Net income per common share:
Basic	$0.61		$0.21		$0.03	$0.35	$0.53	$0.02	$(0.00)	$0.24
Diluted	$0.55		$0.18		$0.03	$0.30	$0.45	$0.02	$(0.00)	$0.21
Weighted average shares used to compute net income per share:
Basic	12,941,959		12,825,199		11,925,307	9,295,000	9,295,000	9,300,200	9,310,600	9,304,400
Diluted	14,405,559		14,379,974		13,587,400	10,986,959	10,902,736	10,864,496	10,875,182	10,867,016
Additional Operating Data:
Number of stores:
Open, beginning of quarter	226		221		214	200	195	182	178	161
Opened during quarter	10		5		7	14	5	13	5	17
Closed during quarter	1	(1)	—		—	—	—	—	1	—

Total open at end of period	235	(2)	226		221	214	200	195	182	178
Comparable store sales increase (3)	22.8	%(4)	25.0	%(5)	11.5%	6.9%	4.6%	3.0%	0.3%	3.5%

(1)               Stores closed for one or more days due to Hurricanes Katrina, Rita and Wilma are not included in this item.

(2)               The number of stores open at the end of the period includes one store closed as of January 28, 2006, as a result of Hurricane Wilma, which is schedule to re-opened in April 2006.

(3)               Stores included in the comparable store sales calculation for any period are those stores that were opened prior to the beginning of the preceding fiscal year and were still open at the end of such period. Relocated stores and expanded stores are included in the comparable store sales results.

(4)               Comparable store sales in this period benefited from strong sales in hurricane affected areas. Comparable store sales in areas not affected by the hurricanes were approximately 16.8% for the period.

(5)               Comparable store sales in this period benefited from strong sales in hurricane affected areas. Comparable store sales in areas not affected by the hurricanes were approximately 17.8% for the period.

Liquidity and Capital Resources

Our cash requirements are primarily for working capital, construction of new stores, remodeling of our existing stores and the improvement of our information systems. Prior to the IPO, these cash requirements had been met from cash flow from operations, short-term trade credit and borrowings under our revolving lines of credit, long-term debt and capital leases.

On May 18, 2005, we completed our IPO, as a result of which we issued and sold 2,700,000 shares of common stock at $14.00 per share. In addition, we received notice on May 27, 2005, that the underwriters had exercised the over-allotment option, pursuant to which we issued and sold an additional 577,500 shares on June 1, 2005. We received aggregate gross proceeds of approximately $45.9 million and incurred approximately $4.8 million in expenses in connection with the IPO resulting in net proceeds of approximately $41.1 million. In addition, 1,150,000 shares of common stock were sold in the IPO by certain selling stockholders, for which we received no proceeds. As a result, upon the closing of the offering, there were 12,602,154 shares of common stock outstanding.

Following the closing of the IPO on May 23, 2005, all of our 3,605 shares of mandatory redeemable preferred stock were redeemed and extinguished for approximately $3.6 million, and we repaid in full our mortgage on the Fahm Street headquarters and distribution center in the amount of approximately $1.5 million.

Using a portion of the proceeds from the IPO and cash flow from operations, we purchased a distribution center in Darlington, South Carolina in fiscal 2005.

Discussion of Cash Flows

Fiscal 2005 Compared to Fiscal 2004

At January 28, 2006, we had total cash, cash equivalents and marketable securities of $63.5 million compared with total cash and cash equivalents of $11.8 million at January 29, 2005. The most significant factors in the change in our net liquidity position during fiscal 2005 were the proceeds from the IPO, positive cash flow from operations, offset by capital expenditures to open new stores and purchase the distribution center in Darlington, South Carolina, the repayment of debt and the redemption of preferred stock.

Inventory represented approximately 36.8% of our total assets as of January 28, 2006. Management’s ability to manage our inventory can have a significant impact on our cash flows from operations during a given interim period or fiscal year. In addition, inventory purchases can be seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise.

Cash Flows Provided by Operating Activities. Net cash provided by operating activities was $27.8 million in fiscal 2005 compared to $12.7 million in fiscal 2004. The main sources of cash provided during fiscal 2005 was net income adjusted for depreciation and other non-cash charges of $19.3 million, tax benefit from stock options exercised of $4.2 million, increases in accrued expenses of $3.8 million and increases in accrued compensation of $2.4 million. Uses of cash consisted of a $1.4 million change in the income tax payable, an approximately $278,000 increase in prepaid assets and other current assets related to insurance receivables for property damages from Hurricanes Katrina, Rita and Wilma, and an approximately $191,000 increase in net inventory.

Cash Flows Used in Investing Activities. Cash used in investing activities was $66.0 million in fiscal 2005 compared to $8.6 million in fiscal 2004. Net cash used in investing activities increased during fiscal 2005 compared to fiscal 2004 primarily because of the investment of $54.5 million of cash proceeds from the IPO in municipal auction rate securities. We also made capital expenditures in the amount of $12.1 million in fiscal 2005 for the purchase of property and equipment for the build out of 36 new stores, four relocations and remodels, a distribution center in Darlington and other general corporate purposes compared to $9.7 million in fiscal 2004 used for the purchase of property and equipment for the build out of 40 new stores, one relocation and other general corporate purposes. Excluding equipment financed by capital leases, the net amount of cash spent on purchases of property and equipment was $11.6 million and $8.6 million in fiscal 2005 and fiscal 2004, respectively. Approximately $1.1 million of our capital expenditures for new stores in fiscal 2005 was reimbursed to us by our landlords of the leased properties. These tenant improvement dollars will be amortized over the life of the individual store’s lease as a reduction to occupancy expense.

Cash Flows Provided (Used) by Financing Activities. Cash provided by financing activities was $35.5 million in fiscal 2005 and ($2.2) million in fiscal 2004. Financing activities in fiscal 2005 included the receipt of $41.1 million from the IPO and approximately $384,000 from subsequent option exercises by employees, payment of $3.6 million in connection with the redemption of our preferred shares subject to mandatory redemption, the $1.5 million payoff of our mortgage on the Fahm Street headquarters and distribution center and scheduled repayments of approximately $942,000 on our outstanding capital leases. Until required for other purposes, we maintain cash, cash equivalents and marketable securities in deposit accounts or highly liquid investments.

Fiscal 2004 Compared to Fiscal 2003

For fiscal 2004, cash and cash equivalents increased by $1.8 million to $11.8 million from $10.0 million at the end of fiscal 2003. The primary contributor to the increase in cash and cash equivalents was $12.7 million provided by operating activities, partially offset by $8.6 million used in investing activities, primarily to open new stores, and $2.2 million used in financing activities, primarily to make dividend payments to holders of mandatory redeemable stock and to repay long-term debt and capital lease obligations.

For fiscal 2003, cash and cash equivalents increased by $4.2 million to $10.0 million from $5.8 million at the end of fiscal 2002. The primary contributor to the increase in cash and cash equivalents was $11.2 million of cash provided by operations, partially offset by $6.1 million used in investing activities, primarily to open new stores.

Cash Flows Provided by Operating Activities. Net cash provided by operating activities was $12.7 million in fiscal 2004 compared to $11.2 million in fiscal 2003. Net cash provided by operating activities increased in fiscal 2004 attributable to net income of

$7.3 million, depreciation, amortization and other non-cash charges of $5.2 million and approximately $155,000 provided by net operating assets and liabilities. Cash flow from net operating assets and liabilities in fiscal 2004 was largely attributable to the investment in inventory, net of accounts payable, offset by the increase in accrued expenses and income tax payable. In fiscal 2004 this change in net inventory position (inventory less accounts payable) resulted in a use of cash of $4.9 million. The change in net inventory position in fiscal 2004 reflects the opening of 40 stores and an increase in inventory levels in preparation for a mid-March Easter season in fiscal 2005. Accrued expenses increased $2.8 million due to additional accruals for rent and landlord allowances, sales taxes, freight, professional fees and other expenses. Income tax payable increased $2.1 million due to our change of method of paying installments on income tax.

Cash Flows Used in Investing Activities. Net cash used in investing activities was $8.6 million in fiscal 2004, compared to $6.1 million in fiscal 2003. Net cash used in investing activities increased during fiscal 2004 compared to fiscal 2003 because we purchased additional property and equipment to open 40 new stores compared to 25 new stores in the prior year. Net cash used in investing activities was $6.1 million in fiscal 2003, and $5.9 million in fiscal 2002. Net cash used in investing activities increased in fiscal 2003 compared to fiscal 2002 because we purchased additional property and equipment to open 25 new stores compared to 16 new stores in the prior year.

Cash Flows Provided (Used) by Financing Activities. Cash provided by financing activities was $2.2 million in fiscal 2004 and approximately $942,000 in fiscal 2003. Net cash used in financing activities for fiscal 2004 was attributable to $1.4 million in payments on preferred stock dividends and approximately $831,000 for payments on capital lease obligations and mortgage payments on our Fahm Street facility. Net cash used in financing activities was approximately $942,000 for fiscal 2003 and $2.8 million for fiscal 2002. Net cash used in financing activities for fiscal 2003 was attributable to payments on capital lease obligations and mortgage payments on our Fahm Street facility. Until required for other purposes, we maintain the cash and cash equivalents in deposit accounts or highly liquid investments with remaining maturities of 90 days or less at the time of purchase.

Liquidity Sources, Requirements and Contractual Cash Requirements and Commitments

Our principal sources of liquidity consist of: (i) cash, cash equivalents and marketable securities (which equaled $63.5 million as of January 28, 2006); (ii) a secured line of credit with a maximum available borrowing of $25.0 million subject to our inventory levels (with availability of $25.0 million and none drawn down as of January 28, 2006); (iii) an unsecured line of credit with a maximum available borrowing of $3.0 million subject to our inventory levels (with availability of $3.0 million and none drawn down as of January 28, 2006); (iv) cash generated from operations on an ongoing basis as we sell our merchandise inventory; and (v) trade credit. Short-term trade credit represents a significant source of financing for inventory purchases. Trade credit arises from customary payment terms and trade practices with our vendors. Management regularly reviews the adequacy of credit available to us from our vendors. Historically, our principal liquidity requirements have been to meet our working capital and capital expenditure needs.

We believe that our existing sources of liquidity will be sufficient to fund our operations and anticipated capital expenditures for at least the next 24 months. Our ability to fund these requirements and comply with the financial covenants under our secured lines of credit will depend on our cash flow, which in turn is subject to prevailing economic conditions and financial, business and other factors, some of which are beyond our control. In addition, as part of our strategy, we intend to continue to open new stores, which will require additional capital. We cannot be certain that additional capital or other sources of liquidity will be available on terms acceptable to us, or at all.

We anticipate that capital expenditures will be approximately $13 million to $15 million for fiscal 2006. These expenditures will relate to the purchase of property and equipment for the 42 to 45 stores we plan to open in fiscal 2006, the addition of more office space and the continued buildout of our Darlington distribution center. We plan to finance these capital expenditures with cash flow from operations.

The following table discloses aggregate information about our contractual obligations as of January 28, 2006 and the periods in which payments are due:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Contractual obligations:
Capital leases	$1,162	$720	$442	$—	$—
Operating leases(1)	36,523	10,996	17,585	7,536	406
Purchase obligations	66,840	66,840	—	—	—
Total contractual cash obligations	$104,525	$78,556	$18,027	$7,536	$406

(1)               Represents fixed minimum rentals in stores and does not include incremental rents which are computed as a percentage of net sales. For example, in fiscal 2005 incremental percentage rent was approximately $1.7 million, which represented 13.7% of total rent expense.

Indebtedness. We have a revolving line of credit secured by substantially all of our assets pursuant to which we pay customary fees. This secured line of credit expires in April 2007. This secured line of credit provides for aggregate cash borrowings and the issuance of letters of credit up to the lesser of $25.0 million or the borrowing base (which was approximately $25.0 million at January 28, 2006), with a letter of credit sub-limit of $2.0 million. Borrowings under this secured line of credit bear interest at the prime rate plus a spread or LIBOR plus a spread, at our election, based on conditions in the credit agreement. As of January 28, 2006, we had no outstanding borrowings on the line of credit, and no outstanding letters of credit. Under the terms of the credit agreement, we are required to maintain a minimum tangible net worth.

In September 2003, we entered into an annual unsecured revolving line of credit with Bank of America, N.A., which was renewed in June 2005. The line of credit provides for aggregate cash borrowings up to $3.0 million to be used for general operating purposes. Borrowings under the credit agreement bear interest at LIBOR plus a spread. At January 28, 2006, there was no balance on this revolving line of credit.

We borrow funds under these revolving lines of credit from time to time and subsequently repay such borrowings with available cash generated from operations.

Capital Leases. We have capital lease obligations that financed the purchase of the computer equipment. As of January 28, 2005, our capital lease obligations were $1.2 million. These obligations have maturity dates ranging from March 2006 to June 2008. The interest rates on these obligations range from 6.9% to 13.0%. All of these obligations are secured by the computer equipment.

Operating Leases. We lease our stores under operating leases, which generally have an initial term of five years with one five-year renewal option. The typical store lease requires a combination of both fixed monthly rentals and rentals computed as percentage of net sales after a certain sales threshold has been met. Included in our operating lease contractual obligation is the minimum monthly rental payments for our Coleman Street distribution center in Savannah and the buyer’s office in New York City. For fiscal 2005, rental expense was $12.2 million compared to $8.9 million for fiscal 2004 (including approximately $1.7 million and $723,000 of percentage rent, respectively, in fiscal 2005 and 2004).

Purchase Obligations. As of January 28, 2006, we had purchase obligations of $67.0 million, all of which were for less than one year. These purchase obligations primarily consist of outstanding merchandise orders.

Off-Balance Sheet Arrangements

Other than the store and support center operating leases described above, we do not have any off-balance sheet arrangements.

Outstanding Stock Options

As of January 28, 2006, we had outstanding vested options to purchase approximately 1,288,733 shares of common stock at a weighted average exercise price of $0.78 per share, and outstanding unvested options to purchase 284,100 shares of common stock at a weighted average price of $10.87 per share. The per share value of each share of common stock underlying the vested and unvested options, based on the difference between the exercise price per option and the estimated fair market value of the shares at the dates of the grant of the options (also referred to as intrinsic value), ranges from $0 to $4.20 per share. Based on the closing price of our common Stock $39.76 per share on March 31, 2006, the intrinsic value of the options outstanding on January 28, 2006 was $58.4 million, of which $50.2 million related to vested options and $8.2 million related to unvested options.

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We believe the following critical accounting policies describe the more significant judgments and estimates used in the preparation of the financial statements:

Revenue Recognition

While the recognition of revenue is predominantly derived from routine retail transactions and does not involve significant judgment, revenue recognition represents an important accounting policy of ours. We recognize retail sales at the time the customer takes possession of the merchandise and purchases are paid for less an allowance for returns. We allow for returns up to ten days after the date of sales and the estimate for returns is based on actual observed return activity ten days after the period ends. Revenue from layaway sales is recognized when the customer has paid for and received the merchandise. However, revenue from the $2.00 service charge for participating in the program and from the $5.00 re-stocking fee, if charged as part of the layaway program, is recognized at the time of payment. All sales are from cash, check or major credit card company transactions.

Inventory

Inventory is stated at the lower of cost (first-in, first-out basis) or market as determined by the retail inventory method less a provision for estimated inventory shrinkage. Under the retail inventory method, the cost value of inventory and gross margins are determined by calculating a cost-to-retail ratio and applying it to the retail value of inventory. Inherent in the retail inventory calculation are certain significant management judgments and estimates, including, among others, merchandise markups, markdowns and shrinkage, which impact the ending inventory valuation at cost as well as resulting gross margins. We estimate a shrinkage reserve for the period between the last physical count and the balance sheet date. The estimate for the shrinkage reserve can be affected by changes in actual shrinkage trends. We believe the first-in, first-out retail inventory method results in an inventory valuation that is fairly stated. Many retailers have arrangements with vendors that provide for rebates and allowances under certain conditions, which ultimately affect the value of the inventory. We do not generally enter into such arrangements with our vendors.

Property and Equipment, net

We have a significant investment in property and equipment. Property and equipment are stated at cost less accumulated depreciation. Equipment under capital leases is stated at the present value of minimum lease payments. Depreciation and amortization are computed using the straight-line method over the lesser of the estimated useful lives (primarily three to five years for computer equipment and furniture, fixtures and equipment, five years for leasehold improvements and 15 years for buildings) of the related assets or the relevant lease term, whichever is shorter. Any reduction in these estimated useful lives would result in a higher annual depreciation expense for the related assets.

Impairment of Long-Lived Assets

We continually evaluate whether events and changes in circumstances warrant revised estimates of the useful lives or recognition of an impairment loss for intangible assets. Future adverse changes in market and legal conditions, or poor operating results of underlying assets could result in losses or an inability to recover the carrying value of the intangible asset, thereby possibly requiring an impairment charge in the future. If facts and circumstances indicate that a long-lived asset, including property and equipment, may be impaired, the carrying value is reviewed. If this review indicates that the carrying value of the asset will not be recovered as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value. Impairment losses in the future are dependent on a number of factors such as site selection and general economic trends, and thus could be significantly different from historical results. To the extent we estimate for net sales, gross profit and store expenses are not realized, future assessments of recoverability could result in impairment charges.

Stock-Based Compensation

We apply the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB interpretation (FIN) No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current fair value of the underlying stock exceeds the exercise price. We recognize the fair value of stock rights granted to non-employees in the accompanying financial statements. SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123, establishes accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, we have elected to continue to apply the intrinsic-value-based method of accounting described above, and have adopted only the disclosure requirements of SFAS No. 123, as amended. Pro forma information regarding net income and net income per share is required in order to show our net income as if we had accounted for employee stock options under the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition Disclosure. This information is contained in Notes 2 and 8 to our financial statements included in this Annual Report on Form 10-K. The fair values of options and shares issued pursuant to the option plan at each grant date were estimated using the Black-Scholes option pricing model.

Operating Leases

We lease all of our store properties and account for the leases as operating leases in accordance with SFAS No. 13, Accounting for Leases. Many lease agreements contain tenant improvement allowances, rent holidays, rent escalation clauses and/or contingent rent provisions. For purposes of recognizing incentives and minimum rental expenses on a straight-line basis over the terms of the leases, we use the date of initial possession to begin amortization, which is generally when we enter the space and begin to make improvements in preparation of intended use.

For scheduled rent escalation clauses during the lease terms or for rental payments commencing “rent holidays” at a date other than the date of initial occupancy, we record minimum rental expenses on a straight-line basis over the terms of the leases. For tenant improvement allowances we record a deferred rent liability on the consolidated balance sheets and amortize the deferred rent over the terms of the leases.

Certain leases provide for contingent rents that are not measurable at inception. These contingent rents are primarily based on a percentage of sales that are in excess of a predetermined level. These amounts are excluded from minimum rent and are included in the determination of total rent expense when it is probable that the expense has been incurred and the amount is reasonably estimable.

In March 2005, the FASB issued FASB Interpretation (“FIN”) 47, Accounting for Conditional Asset Retirement Obligations, which is an interpretation of SFAS 143, Accounting for Asset Retirement Obligations. This interpretation clarifies terminology within SFAS 143 and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. This interpretation is effective for fiscal years ending after December 15, 2005. The adoption of this interpretation caused us to recognize a liability of $220,000 related to our operating leases.

Accounting for Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. The computation of income taxes is subject to estimation due to the judgment required and the uncertainty related to the recoverability of deferred tax assets or the outcome of tax audits. We adjust our income tax provision in the period it is determined that actual results will differ from its estimates. Tax law and rate changes are reflected in the income tax provision in which such changes are enacted.

The above listing is not intended to be a comprehensive list of all our accounting policies. In many cases the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

Recent Accounting Pronouncements

On December 16, 2004, FASB issued SFAS No. 123R (revised 2004) (“SFAS 123(R)”), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation SFAS 123(R) supersedes Accounting Principles Board (APB) No. 25, and amends SFAS No. 95, Statement of Cash Flows. Generally, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values determined at the date of grant. Pro forma disclosure is no longer an alternative. On April 14, 2005, the Securities and Exchange Commission adopted a new rule that amends the compliance dates for SFAS 123(R). Under the new rule, the Company implemented SFAS 123(R) in the first quarter of fiscal 2006.

As permitted by SFAS No. 123, prior to fiscal 2006, the Company accounted for share-based payments to employees using the intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options.  Accordingly, the adoption of SFAS 123(R)’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The estimated pre-tax impact of adopting SFAS 123(R) for 2006, will be approximately $1.2 million. This estimate includes costs related to unvested stock options and current stock compensation programs. However, had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 1. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in the periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $4.2 million, none and none in fiscal 2005, fiscal 2004 and fiscal 2003, respectively.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to financial market risks related to changes in interest rates connected with our revolving lines of credit, which bear interest at variable rates. We cannot predict market fluctuations in interest rates. As a result, future results may differ materially from estimated results due to adverse changes in interest rates or debt availability. A hypothetical 100 basis point increase in prevailing market interest rates would not have materially impacted our financial position, results of operations or cash flows for fiscal 2005.  We do not engage in financial transactions for trading or speculative purposes, and have not entered into any interest rate hedging contracts.

We source all of our product from apparel markets in the United States and, therefore, are not subject to fluctuations in foreign currency exchange rates. We have not entered into forward contracts to hedge against fluctuations in foreign currency prices.

In June 2005 we began investing excess cash in auction rate securities. These securities are highly liquid, variable-rate debt securities. While the underlying security has a long-term nominal maturity, the interest rate is reset through “Dutch auctions” that are typically held every 35 days, creating a short-term instrument. Due to the short-term nature of these investments, we believe that we do not have material exposure to changes in the fair value of our investments as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. We do not enter into investments for trading or speculative purposes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item and the report of the independent accountant thereon required by Item 14(a)(2) appear on pages F-2 through F-20 of this Annual Report on Form 10-K.  See accompanying Index to the financial statements on page F-1.  The supplementary financial data required by Item 302 of Regulation S-K appears in note 13 to the financial statements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

We carried out an evaluation with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, to determine the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that these controls and procedures are effective in their design to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information has been accumulated and communicated to our management, including the officers who certify our financial reports, other members of senior management and the Board of Directors, as appropriate, to allow timely decisions regarding the required disclosures.

There were no changes in our internal control over financial reporting that occurred during the quarter ended January 28, 2006 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(b)  Management’s Report on Internal Control Over Financial Reporting

Not applicable.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed not later than 120 days after the close of our fiscal year ended January 28, 2006 with the SEC pursuant to Regulation 14A under the Exchange Act. We have adopted a written Code of Business Conduct and Ethics applicable to our Directors, Executive Officers and employees in accordance with the rules of the NASDAQ National Market and the SEC.  The Code of Business Conduct and Ethics is available on our web site at http://www.cititrends.com.  In the event of any amendment or waiver of our Code of Business Conduct and Ethics, such amendment or waiver will be posted on our web site.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed not later than 120 days after the close of our fiscal year ended January 28, 2006 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed not later than 120 days after the close of our fiscal year ended January 28, 2006 with the SEC pursuant to Regulation 14A under the Exchange Act.

Equity Compensation Plan Information.  The following table represents those securities authorized for issuance as of January 28, 2006 under our existing equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,572,833	2.60	1,125,000
Equity compensation plans not approved by security holders	—	—	—
Total	1,572,833	2.60	1,125,000

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed not later than 120 days after the close of our fiscal year ended January 28, 2006 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed not later than 120 days after the close of our fiscal year ended January 28, 2006 with the SEC pursuant to Regulation 14A under the Exchange Act.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)       Financial Statements

See accompanying Financial Statements beginning on page F-1.

(a)(2)       Financial Statement Schedules

See accompanying Financial Statements Schedule on page F-1.

(a)(3)       Exhibits

Exhibit Index

Exhibit No.	Description

1.1	Form of Underwriting Agreement******

3.1	Form of Second Amended and Restated Certificate of Incorporation*

3.2	Form of Amended and Restated By-laws*

4.1	Specimen certificate for shares of common stock, $.01 par value***

10.1	Amended and Restated Employment Agreement by and between R. Edward Anderson and Citi Trends, Inc., dated as of December 30, 2005****

10.2	Amended and Restated Employment Agreement by and between George Bellino and Citi Trends, Inc., dated as of December 30, 2005****

10.3	The Loan and Security Agreement, dated as of April 2, 1999, by and between Congress Financial Corporation (Southwest) and Allied Fashion, Inc.*

10.4	First Amendment to Loan and Security Agreement, dated as of June 28, 2000, by and between Congress Financial Corporation (Southwest) and Allied Fashion, Inc.*

10.5	Second Amendment to Loan and Security Agreement, dated as of November 30, 2000, by and between Congress Financial Corporation (Southwest) and Allied Fashion, Inc.*

10.6	Third Amendment to Loan and Security Agreement, dated as of January 2003, by and between Congress Financial Corporation (Southwest) and Citi Trends, Inc.*

10.7	Fourth Amendment to Loan and Security Agreement, dated as of February 9, 2005, by and between Congress Financial Corporation (Southwest) and Citi Trends, Inc.*

10.8	Lease Agreement, dated as of September 30, 2004, by and between Meyer Warehouse, LLC, as landlord, and Citi Trends, Inc., as tenant*

10.9	$3.0 Million Promissory Note of Citi Trends, Inc. payable to Bank of America issued on June 21, 2004*

10.10	Form of 2005 Long Term Incentive Plan*

10.11	Form of Nominating Agreement by and between Citi Trends, Inc. and Hampshire Equity Partners II, L.P.**

14.1	Citi Trends, Inc. Code of Business Conduct***

23.1	Consent of KPMG LLP******

31.1	Certification of R. Edward Anderson, Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Thomas W. Stoltz, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of R. Edward Anderson, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Thomas W. Stoltz, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed as an exhibit to the Registration Statement on Form S-1 (File No. 333-123028) filed with the SEC on February 28, 2005.

**	Filed as an exhibit to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-123028) filed with the SEC on April 7, 2005.

***	Filed as an exhibit to Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-123028) filed with the SEC on April 29, 2005.

****	Filed as an exhibit to the Current Report on Form 8-K (File No. 000-51315) filed with the SEC on December 30, 2005.

*****	Filed as an exhibit to the Registration Statement of Form S-1 (File No. 333-130863) filed with the SEC on January 5, 2006.

******	Filed as an exhibit to the Registration Statement of Form S-1 (File No. 333-130863) filed with the SEC on January 12, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITI TRENDS, INC.
(Registrant)

Date	April 10, 2006	By	/s/ R. Edward Anderson	/s/ Thomas W. Stoltz
			R. Edward Anderson	Thomas W. Stoltz
			Chief Operating Officer (Principal Executive Officer)	Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gregory P. Flynn	Chairman of the Board of Directors	April 10, 2006
Gregory P. Flynn

/s/ R. Edward Anderson	Chief Executive Officer (Principal Executive Officer) and Director	April 10, 2006
R. Edward Anderson

/s/ John S. Lupo	Director	April 10, 2006
John S. Lupo

/s/ Patricia M. Luzier	Director	April 10, 2006
Patricia M. Luzier

/s/ Tracy L. Noll	Director	April 10, 2006
Tracy L. Noll

Citi Trends, Inc.

Index to Financial Statements

FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED JANUARY 28, 2006, JANUARY 29, 2005 AND JANUARY 31, 2004

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Citi Trends, Inc.:

We have audited the accompanying balance sheets of Citi Trends, Inc. (the “Company”) as of January 28, 2006, and January 29, 2005, and the related statements of income, stockholders’ equity, and cash flows for the fiscal years ended January 28, 2006, January 29, 2005 and January 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Citi Trends, Inc. as of January 28, 2006, and January 29, 2005, and the results of its operations and its cash flows for the fiscal years ended January 28, 2006, January 29, 2005 and January 31, 2004 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the financial statements, effective July 6, 2003 the Company adopted the provisions of the Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” and the Company adopted the provisions of the Financial Accounting Standards Board Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” as of January 28, 2006.

/s/ KPMG LLP
March 31, 2006
Jacksonville, Florida
Certified Public Accountants

Citi Trends, Inc.

Balance Sheets
January 28, 2006 and January 29, 2005

	January 28, 2006	January 29, 2005
Assets
Current assets:
Cash and cash equivalents	$9,079,388	$11,801,442
Marketable securities	54,458,146	—
Inventory	54,020,879	36,172,832
Prepaid and other current assets	3,099,919	2,600,933
Deferred tax asset	1,620,400	1,139,000
Total current assets	122,278,732	51,714,207
Property and equipment, net	23,425,601	17,573,767
Goodwill	1,371,404	1,371,404
Other assets	213,800	130,182
Total assets	$147,289,537	$70,789,560

Liabilities and Stockholders’ Equity
Current liabilities:
Borrowings under revolving lines of credit	$—	$—
Accounts payable	45,789,220	28,132,301
Accrued expenses	6,896,442	3,199,772
Accrued compensation	4,980,434	2,537,643
Current portion of long-term debt	—	78,953
Current portion of capital lease obligations	662,196	718,425
Income tax payable	1,047,968	2,455,247
Layaway deposits	317,647	252,791
Total current liabilities	59,693,907	37,375,132
Long-term debt, less current portion	108,936	1,526,110
Capital lease obligations, less current portion	422,128	688,473
Preferred shares subject to mandatory redemption	—	3,984,763
Deferred tax liability	—	818,000
Other long-term liabilities	3,315,265	2,632,113
Total liabilities	63,540,236	47,024,591

Stockholders’ equity:
Common stock, $0.01 par value. Authorized 20,000,000 shares; 13,179,765 shares issued as of January 28, 2006 and 9,460,750 shares issued as of January 29, 2005; 13,014,015 shares outstanding as of January 28, 2006 and 9,295,000 shares outstanding as of January 29, 2005	131,798	94,607
Paid-in-capital	49,753,909	4,029,926
Retained earnings	34,028,144	19,828,629
Treasury stock, at cost; 165,750 shares as of January 28, 2006 and January 29, 2005	(164,550)	(164,550)
Subscription receivable	—	(23,643)
Total stockholders’ equity	83,749,301	23,764,969

Commitments and contingencies (note 9)
Total liabilities and stockholders’ equity	$147,289,537	$70,789,560

See accompanying notes to financial statements.

Citi Trends, Inc.

Statements of Income
Years Ended January 28, 2006, January 29, 2005 and January 31, 2004

	Fiscal 2005	Fiscal 2004	Fiscal 2003
Net sales	$289,804,419	$203,441,772	$157,198,306
Cost of sales	178,953,515	127,307,594	98,145,216
Gross profit	110,850,904	76,134,178	59,053,090
Selling, general and administrative expenses	89,646,215	63,593,731	48,844,888
Income from operations	21,204,689	12,540,447	10,208,202
Interest income	891,571	41,975	13,955
Interest expense, including redeemable preferred stock dividends	345,030	774,177	577,297
Income before provision for income taxes	21,751,230	11,808,245	9,644,860
Provision for income taxes	7,551,715	4,551,000	3,726,914
Net income	$14,199,515	$7,257,245	$5,917,946
Basic income per common share	$1.21	$0.78	$0.62
Diluted income per common share	$1.08	$0.67	$0.54
Average number of shares outstanding
Basic	11,746,866	9,302,800	9,295,000
Diluted	13,148,602	10,879,388	10,771,410

See accompanying notes to financial statements

Citi Trends, Inc.

Statements of Cash Flows
Years Ended January 28, 2006, January 29, 2005 and January 31, 2004

	Fiscal 2005	Fiscal 2004	Fiscal 2003
Operating activities:
Net income	$14,199,515	$7,257,245	$5,917,946
Adjustment to reconcile net income to net cash provided by operating activities:
Dividends on preferred shares subject to mandatory redemption	100,308	324,450	189,263
Depreciation and amortization	6,087,259	4,871,682	4,032,602
Deferred income taxes	(1,301,900)	(123,841)	161,833
Loss on disposal of fixed assets	161,506	80,719	23,396
Interest on subscription receivable	(48)	(9,643)	—
Noncash compensation expense	100,721	103,299	123,273
Income tax benefit on stock options exercised	4,180,104	—	—
Changes in assets and liabilities:
Inventory	(17,848,047)	(13,460,463)	(5,669,857)
Prepaid and other current assets	(287,819)	(845,787)	(577,991)
Income tax receivable	—	—	195,068
Other assets	(104,232)	(29,334)	(16,020)
Accounts payable	17,656,919	8,554,931	6,108,110
Accrued expenses and other long-term liabilities	3,788,043	2,823,842	647,045
Accrued compensation	2,442,791	868,181	(247,906)
Income tax payable	(1,407,279)	2,123,905	331,342
Layaway deposits	64,856	119,763	(28,761)
Net cash provided by operating activities	27,832,697	12,658,949	11,189,393

Investing activities:
Investments in marketable securities	(67,056,690)	—	—
Sales of marketable securities	12,598,544	—	—
Purchase of property and equipment	(11,553,817)	(8,631,233)	(6,117,954)
Net cash used in investing activities	(66,011,963)	(8,631,233)	(6,117,954)

Financing activities:
Borrowings under revolving line of credit	—	37,716,044	26,295,521
Repayments under revolving line of credit	—	(37,716,044)	(26,295,521)
Repayments on long-term debt and capital lease obligations	(2,441,828)	(831,456)	(942,054)
Payment of dividends on preferred shares subject to mandatory redemption	—	(1,366,050)	—
Redemption of preferred shares	(3,605,000)	—	—
Proceeds from payment of shareholder note receivable	23,691	11,000	—
Proceeds from sale of stock	41,480,349	6,000	—
Net cash provided (used) in financing activities	35,457,212	(2,180,506)	(942,054)
Net increase in cash and cash equivalents	(2,722,054)	1,847,210	4,129,385
Cash and cash equivalents:
Beginning of period	11,801,442	9,954,232	5,824,847
End of period	$9,079,388	$11,801,442	$9,954,232
Supplemental disclosures of cash flow information:
Cash paid for interest	$741,142	$518,557	$352,933
Cash paid for income taxes	$6,080,790	$2,550,938	$3,036,620
Supplemental disclosures of noncash activities:
Dividends accrued on redeemable preferred stock	$—	$—	$135,187
Purchases of property and equipment financed through capital leases	$514,191	$1,106,338	$670,503
Recognition of asset retirement obligations with the adoption of FIN 47	$220,645	$—	$—
Insurance settlement not yet received related to loss of fixed assets and inventory	$538,000	—	192,384
Purchase of treasury stock for note payable	$—	$106,800	$—

See accompanying notes to financial statements

Citi Trends, Inc.

Statements of Stockholders’ Equity
Years Ended January 28, 2006, January 29, 2005 and January 31, 2004

	Common Stock		Paid in Capital	Retained Earnings	Treasury Stock		Subscription Receivable
	Shares	Amount			Shares	Amount		Total
Balance—February 1, 2003	9,445,150	$94,451	$3,797,510	$6,788,625	150,150	$(57,750)	$(25,000)	$10,597,836
Expense recorded in connection with issuance of stock options			123,273					123,273
Accrued preferred stock dividends				(135,187)				(135,187)
Net income				$5,917,946				5,917,946
Balances—January 31, 2004	9,445,150	$94,451	$3,920,783	$12,571,384	150,150	$(57,750)	$(25,000)	$16,503,868
Exercise of stock options	15,600	156	5,844					6,000
Expense recorded in connection with issuance of stock options			103,299					103,299
Purchase of 600 shares of common stock in exchange for a 3 year note					15,600	(106,800)		(106,800)
Interest recorded on subscription receivable							(9,643)	(9,643)
Payment received on subscription receivable							11,000	11,000
Net income				7,257,245				7,257,245
Balances—January 29, 2005	9,460,750	$94,607	$4,029,926	$19,828,629	165,750	$(164,550)	$(23,643)	$23,764,969
Initial public offering	3,277,500	33,072	41,058,968					41,092,040
Exercise of stock options	441,515	4,119	384,190					388,309
Tax benefit of stock options exercised			4,180,104					4,180,104
Expense recorded in connection with issuance of stock options			100,721					100,721
Interest recorded on subscription receivable							(48)	(48)
Payment received on subscription receivable							23,691	23,691
Net income				14,199,515				14,199,515
Balances—January 28, 2006	13,179,765	$131,798	$49,753,909	$34,028,144	165,750	$(164,550)	$—	$83,749,301

See accompanying notes to financial statements

Citi Trends, Inc.

Notes to Financial Statements—(Continued)
January 28, 2006, January 29, 2005 and January 31, 2004

(1)      Organization and Business

Citi Trends, Inc. (the “Company”) is a rapidly growing, value-priced retailer of urban fashion apparel and accessories for the entire family. As of January 28, 2006, the Company operated 235 stores in Alabama, Arkansas, Florida, Georgia, Kentucky, Louisiana, Maryland, Mississippi, Ohio, North Carolina, South Carolina, Tennessee, Texas and Virginia.

(2)      Summary of Significant Accounting Policies

(a)  Fiscal Year

The Company’s fiscal year ends on the Saturday closest to January 31 of each year. The years ended January 28, 2006, January 29, 2005 and January 31, 2004 are referred to as fiscal 2005, 2004 and 2003, respectively, in the accompanying financial statements. Fiscal years 2005, 2004 and 2003 are each comprised of 52 weeks.

(b)  Cash and Cash Equivalents

For purposes of the balance sheets and statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

(c)   Marketable Securities

Marketable securities consist of highly liquid, auction rate municipal securities of at least grade AA by Standard and Poor’s or Aa by Moody’s. While the underlying security has a long-term nominal maturity, the interest rate is periodically reset through Dutch auctions every seven through forty-nine days. As of January 28, 2006, all auction rate securities held by the Company were purchased with reset periods of 35 days. The Company has the opportunity to sells its investments during such periodic auctions subject to the availability of buyers. Since these auction rate securities are priced and subsequently trade at short-term intervals they are classified as current assets. The Company classifies all investments as available-for-sale. Available-for-sale securities are carried at estimated fair value, based on available market information, with unrealized gains and losses, if any, reported as a component of stockholders’ equity. As a result of the resetting variable rates, the carrying value of available-for-sale securities approximates fair market value due to their short maturities, and the Company has no cumulative gross unrealized or realized gains or losses from these investments. All income generated from these investments was recorded as interest income.

(d)  Inventory

Inventory is stated at the lower of cost (first-in, first-out basis) or market as determined by the retail inventory method less a provision for inventory shrinkage. Under the retail inventory method, the cost value of inventory and gross margins are determined by calculating a cost-to-retail ratio and applying it to the retail value of inventory.

(e)   Property and Equipment, net

Property and equipment, net are stated at cost less accumulated depreciation and amortization. Equipment under capital leases is stated at the present value of minimum lease payments per the applicable lease agreement. Depreciation and amortization are computed using the straight-line method over the lesser of the estimated useful lives (principally three to five years for computer equipment and furniture, fixtures and equipment, five years for leasehold improvements, and 15 years for buildings) of the related assets or the relevant lease term, whichever is shorter.

(f)    Goodwill

Goodwill represents the excess of the purchase price over the fair value of assets acquired. The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, as of February 3, 2002. Pursuant to SFAS No. 142, goodwill acquired in a purchase business combination and determined to have an indefinite useful life is not amortized, but instead tested for impairment at least annually. The Company performed this analysis at the end of fiscal 2005 and no impairment was indicated.

(g)  Impairment of Long-Lived Assets

If facts and circumstances indicate that a long-lived asset, including property and equipment, may be impaired, the carrying value of long-lived assets is reviewed. If this review indicates that the carrying value of the asset will not be recovered as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value. Impairment losses in the future are dependent on a number of factors such as site selection and general economic trends, and thus could be significantly different from historical results. To the extent the Company’s estimates for net sales, gross profit and store expenses are not realized, future assessments of recoverability could result in impairment charges.

(h)  Stock-Based Compensation

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (“FASB”) interpretation (FIN) No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current fair value of the underlying stock exceeds the exercise price. The Company recognizes the fair value of stock rights granted to non-employees in the accompanying financial statements. SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation— Transition and Disclosure, an amendment of FASB Statement No. 123, establishes accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and the Company has adopted only the disclosure requirements of SFAS No. 123, as amended. The following table illustrates the effect on net income for fiscal 2005, 2004 and 2003 if the fair-value-based method had been applied to all outstanding and unvested awards in the period. Pro forma information regarding net income and net income per share is required in order to show the Company’s net income as if the Company had accounted for employee stock options under the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition Disclosure. The fair values of options and shares issued pursuant to the Company’s option plan at each grant date was estimated using the Black-Scholes option pricing model.

	2005	2004	2003
Net income, as reported	$14,199,515	$7,257,245	$5,917,946
Add stock-based employee compensation expense included in reported net income, net of tax of $34,970, $39,791 and $45,855, respectively	65,751	63,508	77,415
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax of $243,792, $86,829 and $68,120, respectively	(458,778)	(138,583)	(114,997)
Pro forma net income	$13,806,488	$7,182,170	$5,880,364
As reported basic income per common share	$1.21	$0.78	$0.62
Pro forma basic income per common share	$1.18	$0.77	$0.62
As reported diluted income per common share	$1.08	$0.67	$0.54
Pro forma diluted income per common share	$1.05	$0.66	$0.53

(i)   Revenue Recognition

Revenue from retail sales is recognized at the time of the sale, net of an allowance for estimated returns. The Company allows for returns up to 10 days after the date of sales and the estimate for returns is based on actual return activity 10 days after the period ends. Revenue from layaway sales is recognized when the customer has paid for and received the merchandise. If the merchandise is not fully paid for within 60 days, the customer is given a refund or store credit for merchandise payments made, less a re-stocking fee and a program service charge. Program service charges, which are non-refundable, are recognized in revenue when collected. All sales are from cash, check or major credit card company transactions. The Company does not offer company-sponsored customer credit accounts.

(j)    Cost of Sales

Cost of sales includes the cost of inventory sold during the period, net of discounts and allowances; purchasing costs; transportation costs including inbound freight and internal transfer costs. Distribution center costs, advertising and promotional expenses are not considered a portion of cost of sales and are included as part of selling, general and administrative expenses.

(k)  Certain Financial Instruments with Characteristics of Liabilities and Equity

The Company has prospectively adopted SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 also includes required disclosures for financial instruments within its scope. For the Company, SFAS No. 150 was effective for instruments entered into or modified after May 1, 2003 and otherwise effective as of February 1, 2004, except for mandatorily redeemable financial instruments. As such, the Company adopted the provisions of SFAS No. 150 for our Series A Preferred Stock on July 6, 2003 which required the Company to classify the Series A Preferred Stock as a liability on our balance sheet. The effective date of SFAS No. 150 has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. To illustrate the effect of SFAS No. 150 the following table shows net income if SFAS No. 150 was not adopted.

	2005	2004	2003
Net income, as reported	$14,199,515	$7,257,245	$5,917,946
Add dividends on preferred shares subject to mandatory redemption	100,308	324,450	189,263
Pro forma net income	$14,299,823	$7,581,695	$6,107,209

(l)   Earnings per Share

Earnings per common share amounts are based on the weighted average number of common shares outstanding and diluted earnings per share amounts are based on the weighted average number of common shares outstanding plus the incremental shares that would have been outstanding upon the assumed exercise of all dilutive stock options.

The following table provides a reconciliation of the earnings figures used to calculate earning per share and used in calculating diluted earnings per share for fiscal 2005, 2004 and 2003:

	2005	2004	2003
Net income, as reported	$14,199,515	$7,257,245	$5,917,946
Subtract dividends on preferred shares subject to mandatory redemption	—	—	135,187
Numerator for EPS calculation	$14,199,515	$7,257,245	$5,782,759

The following table provides a reconciliation of the number of average common shares outstanding used to calculate earning per share to the number of common shares and common share equivalents outstanding used in calculating diluted earnings per share for fiscal 2005, 2004 and 2003:

	2005	2004	2003
Average number of common shares outstanding	11,746,866	9,302,800	9,295,000
Incremental shares from assumed exercises of stock options	1,401,737	1,576,588	1,476,410
Average number of common shares and common stock equivalents outstanding	13,148,602	10,879,388	10,771,410

For fiscal 2004 there were no options outstanding to purchase shares of common stock excluded from the calculation of diluted earnings per share because of antidilution. For fiscal 2005 and 2003 there was an immaterial number of options outstanding to purchase shares of common stock excluded from the calculation of diluted earnings per share because of antidilution.

(m)  Advertising

The Company expenses advertising as incurred. Advertising expense for fiscal 2005, 2004 and 2003 was approximately $1.6 million, $1.2 million and $0.9 million, respectively.

(n)  Operating Leases

The Company accounts for its store leases in accordance with SFAS No. 13, Accounting for Leases, and other authoritative guidance.

Certain leases contain tenant improvement allowances, rent holidays, rent escalation clauses and/or contingent rent provisions. Incentives, rent holidays and minimum rental expenses are recognized on a straight-line basis over the term of the lease based on the date of initial possession, which is generally the date the property is available to the Company to make improvements in preparation of its intended use. For tenant improvement allowances, the Company records a deferred rent liability on the balance sheet and amortizes the deferred rent over the term of the lease as a reduction to rent expense.

In March 2005, the FASB issued FASB interpretation (“FIN”) 47, Accounting for Conditional Asset Retirement Obligations, which is an interpretation of SFAS 143, Accounting for Asset Retirement Obligations. This interpretation clarifies terminology within SFAS 143 and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. This interpretation is effective fiscal years ending after December 15, 2005. The adoption of this interpretation caused the Company to recognize a liability of $220,000 related to the Company’s operating leases.

(o)  Store Opening and Closing Costs

New and relocated store opening period costs are charged directly to expense when incurred. When the Company decides to close or relocate a store, the Company records an expense for the present value of expected future rent payments, net of sublease income, in the period that a store closes or relocates.

(p)  Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(q)  Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(r)   Business Reporting Segments

The Company is a value-priced retailer of urban fashion apparel and accessories for the entire family. The Company’s chief merchandising officer reviews performance and the allocation of resources on a store by store basis. Because the Company operates one business activity and the level of review by the Company’s chief merchandising officer is on a store by store basis, the Company has determined that its operations are within one reportable segment. Accordingly, financial information on industry segments is not applicable. All sales are to customers and assets are located within the United States.

(s)   Other Comprehensive Income

The Company did not have any components of other comprehensive income for fiscal 2005, 2004 and 2003.

(t)   Recent Accounting Pronouncements

On December 16, 2004, FASB issued SFAS No. 123R (revised 2004) (“SFAS 123(R)”), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation SFAS 123(R) supersedes Accounting Principles Board (APB) No. 25, and amends SFAS No. 95, Statement of Cash Flows. Generally, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values determined at the date of grant. Pro forma disclosure is no longer an alternative. On April 14, 2005, the Securities and Exchange Commission adopted a new rule that amended the compliance dates for SFAS 123(R). Under the new rule, the Company will implement SFAS 123(R) in the first quarter of fiscal 2006.

As permitted by SFAS No. 123, prior to January 29, 2006, the Company accounted for share-based payments to employees using the intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options.  Accordingly, the adoption of SFAS 123(R)’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The estimated pre-tax impact of adopting SFAS 123(R) for 2006, will be approximately $1.2 million. This estimate includes costs related to unvested stock options and current stock compensation programs. However, had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123as described in the disclosure of pro forma net income and earnings per share in Note 1. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in the periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $4.2 million, none and none in fiscal 2005, fiscal 2004 and fiscal 2003 respectively.

In May, 2005, the FASB issued SFAS No. 154 Accounting Changes and Error Corrections: a replacement of APB Opinion No. 20 and FASB Statement No. 3.  Statement 154 requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so. The requirements are effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not expect SFAS No. 154 to have an impact on its financial position, results of operations or cash flows.

(3)      Property and Equipment, net

The components of property and equipment at January 28, 2006 and January 29, 2005 are as follows:

	January 28, 2006	January 29, 2005
Land	$858,000	$810,000
Building	2,492,000	1,340,000
Leasehold improvements	16,442,803	12,134,815
Furniture, fixtures, and equipment	19,190,105	13,660,714
Computer equipment	7,137,410	6,535,924
	46,120,318	34,481,453
Accumulated depreciation and amortization	(22,694,717)	(16,907,686)
	$23,425,601	$17,573,767

Depreciation expense for fiscal 2005, 2004 and 2003 was $6,064,145, $4,848,537 and $4,011,456, respectively. Computer equipment held under capital leases and related accumulated depreciation was $5,210,330 and $4,084,189, respectively, at January 28, 2006 and $4,466,372 and $3,103,821, respectively, at January 29, 2005.

(4)      Revolving Lines of Credit

The Company has a revolving line of credit with Wachovia Capital Finance that is secured by substantially all of the Company’s assets and pursuant to which the Company pays customary fees. This secured line of credit expires in April 2007. At January 28, 2006, the line of credit provided for aggregate cash borrowings to the lesser of $25,000,000 or the Company’s borrowing base (approximately $25,000,000 at January 28, 2006), as defined in the credit agreement and the issuance of letters of credit up to $2,000,000. Borrowings under this secured line of credit bear interest at either the prime rate or the Eurodollar rate plus 2.25%, at the Company’s election, based on conditions in the credit agreement. Additionally, there is a letter of credit fee of 1.25% per annum on the outstanding balance of letters of credit. At January 28, 2006, there were no outstanding borrowings on the revolving line of credit, nor were there any outstanding letters of credit. Under the terms of the credit agreement, the Company is required to maintain a minimum tangible net worth. The Company was in compliance with this requirement throughout fiscal 2005.

In September 2003, the Company entered into an annual unsecured revolving line of credit with Bank of America that expires in June 2006. At January 28, 2006, the line of credit provided for aggregate cash borrowings up to $3,000,000. Borrowings under the credit agreement bear interest at the London Interbank Offered Rate (“LIBOR”) plus 2.00%. At January 28, 2006, there were no outstanding borrowings on the unsecured revolving line of credit.

The Company borrows funds under these revolving lines of credit from time to time and subsequently repays such borrowings with available cash generated from operations.

(5)      Long-term Debt and Capital Lease Obligations

Capital Leases. The Company has capital lease obligations that finance the purchase of its computer equipment. These obligations have maturity dates ranging from March 2006 to June 2008. The interest rates on these obligations range from 6.9% to 13.0%. All of these obligations are secured by the computer equipment.

As of January 28, 2006 and January 29, 2005, long-term debt and capital lease obligations consist of the following:

	January 28, 2006	January 29, 2005
Mortgage payable issued to finance purchase of land and building; paid in full during the Company’s Initial Public Offering; was payable in monthly installments of $14,913, including interest, through June 2007 with a balloon payment of $1,303,412 due July 2007; interest at a fixed rate of 6.80%; secured by land and building	$—	$1,496,127
Non-negotiable three year junior subordinated note payable on September 30, 2007 issued in exchange for 600 shares of common stock included in other liabilities	108,936	108,936
Capital lease obligations issued to finance purchase of computer equipment; payable in monthly installments averaging approximately $55,183, $29,681 and $5,496 in 2006, 2007 and 2008, with maturity dates ranging from March 2006 to June 2008; interest at rates ranging from 6.9% to 13.0%; secured by computer equipment	1,084,324	1,406,898
	1,193,260	3,011,961
Less current portion of long-term debt and capital lease obligations	662,196	797,378
	$531,064	$2,214,583

As of January 28, 2006, annual long-term debt and capital lease obligation maturities are as follows:

Fiscal Year	Long-term Debt	Capital Lease Obligations
2006	$—	$720,077
2007	108,936	374,636
2008	—	66,853
	108,936	1,161,566
Less portion attributable to future interest payments (at rates ranging from 6.9% to 13.0%)	—	(77,242)
	$108,936	$1,084,324

(6)      Income Taxes

The provision for income taxes for fiscal 2005, 2004 and 2003 consists of the following:

	2005	2004	2003
Current:
Federal	$7,826,462	$3,910,115	$2,987,496
State	1,027,153	764,726	577,535
Total current	8,853,615	4,674,841	3,565,031
Deferred:
Federal	(673,418)	(104,170)	135,658
State	(628,482)	(19,671)	26,225
Total deferred	(1,301,900)	(123,841)	161,883
Total provision for income taxes	$7,551,715	$4,551,000	$3,726,914

Income tax expense computed using the federal statutory rate is reconciled to the reported income tax expense as follows for fiscal 2005, 2004 and 2003:

	2005	2004	2003

Statutory rate applied to income before income taxes	$7,395,418	$4,014,803	$3,279,252
State income taxes, net of federal benefit	866,490	491,736	385,794
State tax credits	(603,367)	—	—
Secondary offering expense	208,130	—	—
Tax exempt interest	(248,965)	—	—
General business credits	(172,527)	(182,000)	(161,023)
Dividends on preferred stock	34,105	110,313	66,240
Other	72,431	116,148	156,651
Provision for income taxes	$7,551,715	$4,551,000	$3,726,914

The components of deferred tax assets and liabilities at January 28, 2006 and January 29, 2005 are as follows:

	2005	2004
Deferred tax assets:
Deferred rent amortization	$668,381	$518,531
Inventory capitalization	1,077,064	850,156
Vacation liability	228,393	177,333
State tax credits	324,720	—
Stock compensation	—	171,477
Other	35,682	56,000
Total deferred tax assets	2,334,240	1,773,497

Deferred tax liabilities:
Book and tax depreciation differences	(38,684)	(681,945)
Prepaid expenses	(471,761)	(462,832)
Goodwill	(200,895)	(170,652)
Other	—	(137,068)
Total deferred tax liabilities	(711,340)	(1,452,497)
Net deferred tax asset	$1,622,900	$321,000

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. As such, a valuation allowance for deferred tax assets was not considered necessary at January 28, 2006 and January 29, 2005.

(7)      Preferred Shares Subject to Mandatory Redemption

The Company’s Series A Preferred Stock was redeemed on May 18, 2005 using a portion of the proceeds of the Company’s initial public offering, or IPO, which was completed on May 18, 2005.  The Company’s Series A Preferred Stock was nonvoting and had liquidation and dividend preferences over the common stock. All outstanding shares of Series A Preferred Stock could have been redeemed by the Company with Board of Directors approval, and must have been redeemed by April 2009 or earlier in the event of a change in control or the liquidation of the Company, at a price of $1,000 per share, plus accrued dividends. Dividends on Series A Preferred Stock were cumulative at the rate of 9% of the amount of capital contributed for such shares and were payable upon the earlier of a declaration by the Board of Directors or a change in control or liquidation of the Company. At January 28, 2006 and January 29, 2005, the Company had accrued interest and dividends payable of none and $379,763, respectively.   In fiscal 2005 and 2004 the Company paid dividends and interest on the Series A Preferred Stock of approximately $480,000 and $1.5 million, respectively.

(8)      Stockholders’ Equity

(a)  Initial Public Offering

On May 18, 2005, the Company completed the IPO as a result of which the Company issued and sold 2,700,000 shares of common stock at $14.00 per share.  In addition, the Company received notice on May 27, 2005, that the underwriters had exercised the over-allotment option granted in connection with the IPO, pursuant to which the Company issued and sold an additional 577,500 shares on June 1, 2005. Upon completing the IPO, including the over-allotment option, the Company received aggregate gross proceeds of approximately $45.9 million and incurred approximately $4.8 million in expenses in connection with the initial public offering.  In addition, 1,150,000 shares of common stock were sold in the IPO by certain selling stockholders of the Company, for which the Company received no proceeds.  As a result, upon the closing of the offering, there were 12,602,154 shares of common stock outstanding.   The Company’s common stock is listed on NASDAQ under the symbol “CTRN”.  A summary of the terms of the IPO can be found in the Company’s Registration Statement on Form S-1 (File No. 333-123028), or the Registration Statement, which was declared effective by the SEC on May 17, 2005.  Copies of the prospectus relating to the offering may be obtained from the Company, attn: Investor Relations, 102 Fahm Street, Savannah, Georgia 31401, by fax at (912) 443-3663.

(b)  Stock Split

In connection with the IPO, on May 11, 2005, the Board of Directors approved a 26-for-1 stock split of the Company’s common stock. All share and per share amounts related to common stock and stock options included in the accompanying financial statements and notes have been restated to reflect the stock split.

(c)   Use of IPO Proceeds

The Company received net proceeds of approximately $41.1 million from the IPO.  Following the closing of the IPO, each of the Company’s 3,605 shares of Series A Preferred Stock (See note 7) were redeemed and extinguished for approximately $3.6 million, and the Company repaid in full the mortgage on its Fahm Street Headquarters and Distribution Center in the amount of approximately $1.5 million. Subsequent to the IPO the Company has spent approximately $6.8 million on capital expenditures for new stores and

$2.4 million for a new distribution center in Darlington, South Carolina and plans to utilize the remainder for general corporate purposes.

(d)  Stockholders Agreement

Prior to the IPO, Hampshire Equity Partners II, L.P., George Bellino and certain management stockholders were party to a Stockholders Agreement, dated as of April 13, 1999, or the stockholders agreement. The stockholders agreement provided, among other things, that four members of  the Company’s Board of Directors were designated by Hampshire Equity Partners and its affiliates, that the stockholders agreed generally not to transfer their shares and that the management stockholders were granted tag-along rights in the event of a sale of more than 50% of the Company’s stock. The stockholders agreement also provided that the Company would register shares of its common stock held by the stockholders under certain circumstances and that Hampshire Equity Partners could include its shares of common stock in an initial public offering of the Company’s  common stock. In connection with the IPO, the Company terminated the stockholders agreement in its entirety.

(e)   Registration Rights Agreement

In connection with the IPO, the Company entered into a registration rights agreement with Hampshire Equity Partners II, L.P.  Pursuant to the terms and provisions of the registration rights agreement, Hampshire Equity Partners II, L.P. will have the right from time to time, subject to certain restrictions, to cause the Company to register its shares of common stock for sale under the Securities Act of 1933, as amended, on Form S-1 or, if available, on Form S-3 or any similar short-form registration statement. In addition, if at any time the Company registers additional shares of common stock, Hampshire Equity Partners II, L.P. will be entitled to include its shares of common stock in the registration statement relating to that offering. If the Company’s subsequent registration is made pursuant to an underwritten offering, Hampshire Equity Partners II, L.P. must sell its registrable securities to the underwriters selected by the Company if they choose to participate in that registration.

(f)    Nominating Agreement

In connection with the IPO, the Company entered into a nominating agreement with Hampshire Equity Partners II, L.P. pursuant to which the Company, acting through its nominating and corporate governance committee, agreed, subject to the requirements of the Company’s directors’ fiduciary duties, that (i) Hampshire Equity Partners II, L.P. is entitled to designate up to two directors to be nominated for election to the Company’s Board of Directors as long as Hampshire Equity Partners II, L.P. owns in the aggregate at least 40% of the shares of the common stock which it owned immediately prior to the consummation of the IPO or (ii) Hampshire Equity Partners II, L.P. is entitled to designate one director to be nominated for election to the Board of Directors as long as Hampshire Equity Partners II, L.P. owns in the aggregate less than 40% and at least 15% of the shares of the Company’s common stock which it owned immediately prior to the consummation of the IPO. If at any time Hampshire Equity Partners II, L.P. owns less than 15%, it will not have the right to nominate any directors for election to the Company’s Board of Directors.

(g)  Equity Transactions with Officer

In December 2001, the Company issued options to an officer for 436,800 shares of common stock. Since the estimated fair market value of the Company’s common stock issued exceeded the exercise price of these options on the date of grant, the Company recognized charges to earnings during fiscal 2005, 2004 and 2003 of $17,721, $44,627, and $84,441, respectively.

(h)  Stock Options Issued Below Fair Market Value Prior to Initial Public Offering

The Company issued 124,774 stock options to employees and directors in fiscal 2004 at exercise prices that were deemed to be below the fair market value of the stock.   Since the estimated fair market value of the Company’s common stock exceeded the exercise prices of the options on the dates of their respective grants, the Company recognized a charge related to these options in fiscal 2005 of approximately $83,000 and expects to recognize charges related to these options of approximately $83,000, $83,000 and $26,000 in fiscal 2006, fiscal 2007 and fiscal 2008, respectively.

(i)   Equity Transactions with Majority Stockholder

In August 2003, the Company’s Board of Directors adopted the Anti-Dilution Plan whereby stock options were to be issued to the Company’s majority stockholder, as well as certain defined members of management, in amounts necessary to prevent the dilution of their ownership percentage as a result of the issuance of stock options to other employees of the Company. Options granted under this Anti-Dilution Plan were to be issued at the estimated fair market value of the Company’s common stock on the date of grant and vest immediately.  On April 28, 2005 the Company terminated the Anti-Dilution Plan.  During fiscal 2005, fiscal 2004 and fiscal 2003, the Company issued stock options for none, 31,174 and 39,078 shares of common stock, respectively, under this Anti-Dilution Plan, none, 29,562 and 37,050, respectively, of which were issued to its majority stockholder. Because the majority stockholder does not qualify as an employee, FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, required the Company to recognize a charge to earnings during fiscal 2005, 2004 and 2003 of none, $58,672 and $38,832, respectively. The fair value of the vested options was determined using the Black-Scholes option-pricing model.

(j)    Stock Options

In 1999, the Company established the 1999 Citi Trends, Inc. Stock Option Plan (the “1999 Plan”). The 1999 Plan was replaced and terminated on March 8, 2005 by the 2005 Long-Term Incentive Plan (the “Incentive Plan” and, together with the 1999 Plan, the “Plans”) and no new options will be granted under the 1999 Plan.  Options granted prior to March 8, 2005 are subject the 1999 Plan. The 1999 Plan provided for the grant of incentive and nonqualified options to key employees and Directors. The Board of Directors determined the exercise price of option grants. Option grants generally vest in equal installments over four years from the date of grant and are generally exercisable up to ten years from the date of grant. The Company had authorized up to 1,950,000 shares of common stock for issuance under the 1999 Plan.

On March 8, 2005 the Company adopted the Incentive Plan, which became effective upon the consummation of the IPO.  The Incentive Plan supersedes and replaces the 1999 Plan.  The Incentive Plan provides for the grant of incentive and nonqualified options to key employees and directors.  The Board of Directors determines the exercise price of the option grants.  Option grants generally vest in equal installments over four years from the date of grant and are generally exercisable up to ten years from the date of grant.   Under the Incentive Plan, the Company may grant up to 1,300,000 shares of common stock that may be issued for the grant of stock options and other equity incentive awards.

A summary of option activity in the Plans for fiscal 2005, 2004 and 2003 is as follows:

	2005		2004		2003
	Shares	Wtd Avg Exercise Price	Shares	Wtd Avg Exercise Price	Shares	Wtd Avg Exercise Price

Outstanding at beginning of period	1,861,548	1.12	1,791,374	0.77	1,728,896	$0.40
Granted	174,500	14.59	124,774	6.75	192,478	3.79
Exercised	(441,515)	0.93	(15,600)	0.38	—	—
Forfeited	(21,700)	6.44	(39,000)	3.35	(130,000)	0.65

Outstanding end of period	1,572,833	2.60	1,861,548	1.12	1,791,374	0.77

Options exercisable end of period	1,288,733	0.78	1,616,498	0.67	1,383,096	$0.49

At January 28, 2006 the range of exercise prices and weighted-average remaining contractual life of outstanding options was $0.38 to $35.75 and 5.5 years, respectively.

The following table summarizes the status of Company options exercisable at January 28, 2006 by exercise price:

Exercise Price & Fair Value of Stock On Date of Grant		Quarter of Grant	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Total Intrinsic Value of Options at Date of Grant
$0.38	(1)	4th Quarter 2001 and prior	1,177,739	4.53	1,177,739	$336,000
$1.92		1st Quarter 2002	8,400	6.0	3,200	—
$2.69		2nd Quarter 2002	6,400	6.5	3,800	—
$3.62		2nd Quarter 2003	72,280	7.4	46,280	—
$3.81		3rd Quarter 2003	12,300	7.6	4,500	—
$4.46		4th Quarter 2003	19,500	7.8	6,500	—
$6.54	(2)	1st Quarter 2004	32,500	8.2	9,100	109,564
$6.81	(3)	2nd Quarter 2004	14,708	8.3	3,008	71,552
$6.85	(4)	3rd Quarter 2004	58,006	8.7	34,606	283,811
$14.00		2nd Quarter 2005	164,500	9.3	—	—
$26.03		3rd Quarter 2005	2,000	9.6	—	—
$35.75		4th Quarter 2005	4,500	9.9	—	—
			1,572,833		1,288,733	$800,927

(1)          436,800 shares were granted during the 4th quarter 2001, the exercise price was $0.38 and the fair value of the options were $1.15.

(2)          36,400 shares were granted during the 1st quarter 2004, the exercise price was $6.54 and the fair value of the options were $9.55.

(3)          20,800 shares were granted during the 2nd quarter 2004, the exercise price was $6.81 and the fair value of the options were $10.25.

(4)          67,574 shares were granted during the 3rd quarter 2004, the exercise price was $6.85 and the fair value of the options were $11.05.

The fair value of options granted during the years ended January 28, 2006, January 29, 2005, and January 31, 2004 was $7.71, $2.50, and $1.31, respectively, using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	2005	2004	2003
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	50.00%	50.00%	50.00%
Risk-free interest rate	3.73%	2.50%	3.60%
Expected life, in years	6.2 years	3.3 years	3.3 years
Forfeiture rate	10.00%	10.00%	10.00%

(9)      Commitments and Contingencies

The Company leases its stores under operating leases, which generally have an initial term of five years with a five-year renewal option. Future minimum rental payments under operating leases having noncancelable lease terms at January 28, 2006 are as follows:

Fiscal Year:
2006	$10,996,132
2007	9,604,033
2008	7,980,705
2009	5,439,312
2010	2,096,584
Thereafter	405,879
Total future minimum lease payments	$36,522,646

Certain operating leases provide for fixed monthly rentals, while others provide for rentals computed as a percentage of net sales and others provide for a combination of both fixed monthly rental and rentals computed as a percentage of net sales. Rental expense was

$12.2 million , $8.9 million and $6.4 million for fiscal 2005, fiscal 2004 and fiscal 2003 (including $1.7 million, approximately $723,000 and approximately $794,000 of percentage rent), respectively.

The Company issues purchases orders for goods it intends to obtain in future periods.  As of January 28, 2006 the Company had $66.8 million in outstanding purchase orders with vendors for goods that will be delivered in fiscal 2006.

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

(10)    Related Party Transactions

The Company was a party to an Amended and Restated Management Consultant Agreement (the “Consulting Agreement”), effective as of February 1, 2004 with Hampshire Management Company LLC (the “Consultant”), which is an affiliate of the Company’s majority stockholder, pursuant to which the Consultant provided the Company with certain consulting services related to, but not limited to, financial affairs, relationships with lenders, stockholders and other third-party associates or affiliates, and the expansion of the Company’s business. In connection with the IPO (see note 8), the parties terminated the Consulting Agreement and the Company paid the Consultant a one time termination fee of $1.2 million in the second quarter of 2005. Included in operating expenses are the termination fees and management fees of $1.3 million for fiscal 2005, and approximately $240,000 in each of fiscal 2004 and 2003.

(11)    Subsequent Events

On January 31, 2006, the Company completed a secondary offering of shares of the Company’s common stock by certain of its shareholders that was priced at $42.25 per share.  The offering consisted of 1,926,250 shares of common stock, including 251,250 shares that were subject to the underwriters’ over-allotment option.  All of the shares were sold by shareholders of the Company and, as a result, the Company did not receive any of the proceeds from the offering.  The Company incurred expenses in fiscal 2005 in connection with the secondary offering of approximately $525,000.

(12)    Valuation and Qualifying Accounts

The following table presents amounts that have been reserved on the balance sheet.

Inventory Shrinkage Reserve
Balance at February 1, 2003	$1,064,813
Additions charged to costs and expenses	2,541,749
Deductions	(2,672,235)
Balance at January 31, 2004	$934,327
Additions charged to costs and expenses	2,917,053
Deductions	(2,629,883)
Balance at January 29, 2005	$1,221,497
Additions charged to costs and expenses	4,339,208
Deductions	(3,654,900)
Balance at January 28, 2006	$1,905,805

Additions charged to costs and expenses are the result of estimated inventory shrinkage. Deductions represent actual inventory shrinkage incurred from physical inventories taken during the fiscal year.

(13)    Unaudited Quarterly Results of Operations

	Quarter Ended
	May 1, 2004	July 31, 2004	Oct. 30, 2004	Jan. 29, 2005	Apr. 30, 2005	July 30, 2005	Oct. 29, 2005	Jan. 28, 2006
	(dollars in thousands, except per share amounts)
Statement of Income Data:
Net sales	$48,069	$43,011	$46,049	$66,313	$63,616	$59,449	$69,895	$96,844
Cost of sales	29,034	28,095	29,159	41,020	38,482	37,682	42,873	59,916
Gross profit	19,035	14,916	16,890	25,293	25,134	21,767	27,022	36,928
Selling, general and administrative expenses	15,221	14,806	16,413	17,154	19,758	21,271	23,252	25,365
Income from operations	3,814	110	477	8,139	5,376	496	3,770	11,563
Interest expense (income)	173	176	208	175	111	(55)	(252)	(351)
Earnings (loss) before income taxes	3,641	(66)	269	7,964	5,265	551	4,022	11,914
Income tax expense (benefit)	1,402	(25)	104	3,070	2,000	170	1,390	3,992
Net income (loss)	$2,239	$(41)	$165	$4,894	$3,265	$381	$2,632	$7,922
Net income per common share:
Basic	$0.24	$(0.00)	$0.02	$0.53	$0.35	$0.03	$0.21	$0.61
Diluted	$0.21	$(0.00)	$0.02	$0.45	$0.30	$0.03	$0.18	$0.55
Weighted average shares used to compute net income per share:
Basic (1)	9,304,400	9,310,600	9,300,200	9,295,000	9,295,000	11,925,307	12,825,199	12,941,959
Diluted (1)	10,867,016	10,875,182	10,864,496	10,902,736	10,986,959	13,587,400	14,379,974	14,405,559

(1)	Earnings per share is computed independently for each period presented. As a result, the total of the per share earnings for the four quarters does not equal the annual earnings per share