Form 10-Q
period 2006-04-29
Citi Trends Inc
filed 2006-05-26
CIK 1318484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2006

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

Registrant’s telephone number, including area code 912-236-1561

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer or a non-accelerated filer see definition of “accelerated filer and large accelerated filer” as defined in Rule 12b-2 of the Exchange Act.

(Check one) Large Accelerated Filer  ☐ Accelerated Filer☐ Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 11, 2006
Common Stock, $.01 par value	13,487,227 shares

CITI TRENDS, INC.
FORM 10-Q
TABLE OF CONTENTS

PAGE NUMBER
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

Condensed Balance Sheets (unaudited) April 29, 2006 and January 28, 2006

Condensed Statements of Operations (unaudited) Thirteen weeks ended April 29, 2006 and April 30, 2005

Condensed Statements of Cash Flows (unaudited) Thirteen weeks ended April 29, 2006 and April 30, 2005

Notes to the Condensed Financial Statements (unaudited)

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3	Quantitative and Qualitative Disclosures about Market Risk

Item 4	Controls and Procedures

PART II	OTHER INFORMATION

Item 1	Legal Proceedings

Item 1A	Risk Factors

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3	Defaults Upon Senior Securities

Item 4	Submission of Matters to a Vote of Security Holders

Item 5	Other Information

Item 6	Exhibits

SIGNATURES

Item 1. Financial Statements.

Citi Trends, Inc.

Condensed Balance Sheets
April 29, 2006 and January 28, 2006
(unaudited)

	April 29, 2006	January 28, 2006
Assets
Current assets:
Cash and cash equivalents	$9,403,595	$9,079,388
Marketable securities, available for sale	50,633,984	54,458,146
Inventory	58,894,074	54,020,879
Prepaid and other current assets	4,127,065	3,099,919
Income tax receivable	2,886,737	—
Deferred tax asset	1,677,969	1,620,400
Total current assets	127,623,424	122,278,732
Property and equipment, net	26,217,097	23,425,601
Goodwill	1,371,404	1,371,404
Other assets	226,449	213,800
Total assets	$155,438,374	$147,289,537
Liabilities and Stockholders’ Equity
Current liabilities:
Borrowings under revolving lines of credit	$—	$—
Accounts payable	39,720,147	45,789,220
Accrued expenses	7,220,292	6,896,442
Accrued compensation	3,917,669	4,980,434
Current portion of capital lease obligations	588,219	662,196
Income taxes payable	—	1,047,968
Layaway deposits	963,134	317,647
Total current liabilities	52,409,461	59,693,907
Long-term debt, less current portion	110,538	108,936
Capital lease obligations, less current portion	315,286	422,128
Other long-term liabilities	4,571,053	3,315,265
Total liabilities	57,406,338	63,540,236
Commitments and contingencies (note 6)
Stockholders’ equity:
Common stock, $0.01 par value. Authorized 20,000,000; 13,652,977 shares issued at April 29, 2006 and 13,179,765 shares issued at January 28, 2006; 13,487,227 shares outstanding at April 29, 2006 and 13,014,015 outstanding at January 28, 2006	136,530	130,140
Additional paid-in-capital	57,137,687	49,755,567
Retained earnings	40,922,369	34,028,144
Treasury stock, at cost; 165,750 shares as of April 29, 2006 and January 28, 2006	(164,550)	(164,550)
Total stockholders’ equity	98,032,036	83,749,301
Total liabilities and stockholders’ equity	$155,438,374	$147,289,537

See accompanying notes to the condensed financial statements.

Citi Trends, Inc.

Condensed Statements of Operations
Thirteen Weeks Ended April 29, 2006 and April 30, 2005
(unaudited)

	April 29, 2006	April 30, 2005
Net sales	$91,681,225	$63,616,469
Cost of sales	55,371,718	38,483,030
Gross profit	36,309,507	25,133,439
Selling, general and administrative expenses	26,241,513	19,757,812
Income from operations	10,067,994	5,375,627
Interest income	497,093	51,391
Interest expense, including redeemable preferred stock dividend	(40,862)	(161,910)
Income before provision for income taxes	10,524,225	5,265,108
Provision for income taxes	3,630,000	2,000,000
Net income	$6,894,225	$3,265,108
Basic income per common share	$0.51	$0.35
Diluted income per common share	$0.49	$0.30
Average number of shares outstanding
Basic	13,447,612	9,295,000
Diluted	14,070,152	10,986,959

See accompanying notes to the condensed financial statements.

Citi Trends, Inc.

Condensed Statements of Cash Flows
Thirteen Weeks Ended April 29, 2006 and April 30, 2005
(unaudited)

	April 29, 2006	April 30, 2005
Operating activities:
Net income	$6,894,225	$3,265,108
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,869,040	1,394,469
Gain on disposal of property and equipment	(267,089)	—
Deferred income taxes	(57,569)	344,100
Stock option expense	164,484	25,180
Dividends on preferred shares subject to mandatory redemption	—	81,113
Changes in assets and liabilities:
Inventory	(4,873,195)	(5,096,695)
Prepaid and other current assets	(1,027,146)	(1,720,799)
Other assets	(17,093)	(50,156)
Accounts payable	(6,069,073)	992,213
Accrued expenses and other long-term liabilities	1,581,240	2,374,567
Accrued compensation	(1,062,765)	322,816
Income tax payable/receivable	(3,934,705)	(594,600)
Layaway deposits	645,487	621,657
Net cash (used in) provided by operating activities	(6,154,159)	1,958,973
Investing activities:
Investments in marketable securities	(7,964,092)	—
Sales of marketable securities	11,788,254	—
Insurance proceeds received for property and equipment	268,744	—
Purchase of property and equipment	(4,657,747)	(2,664,073)
Net cash used in investing activities	(564,841)	(2,664,073)
Financing activities:
Repayments on long-term debt and capital lease obligations	(180,819)	(227,574)
Proceeds from payment of shareholder note receivable	—	23,691
Income tax benefit on stock option exercise	6,689,674	—
Proceeds from the exercise of stock options	534,352	—
Net cash provided by financing activities	7,043,207	(203,883)
Net decrease in cash and cash equivalents	324,207	(908,983)
Cash and cash equivalents:
Beginning of period	9,079,388	11,801,442
End of period	$9,403,595	$10,892,459

Supplemental disclosure of cash flow information:
Cash paid for interest	$31,107	$453,915
Cash paid for income taxes	$932,600	$2,250,500
Purchases of property and equipment financed by entering into capital leases	$—	$140,188

See accompanying notes to the condensed financial statements.

Citi Trends, Inc
Notes to the Condensed Financial Statements (unaudited)
April 29, 2006

1. Basis of Presentation

The condensed balance sheet as of April 29, 2006, the condensed statements of operations for the thirteen-week periods ended April 29, 2006 and April 30, 2005, and the condensed statements of cash flows for the thirteen week periods ended April 29, 2006 and April 30, 2005 have been prepared by Citi Trends, Inc. (the “Company”), without audit. The condensed balance sheet as of January 28, 2006 has been derived from the audited financials statements as of that date, but does not include all required year end disclosures. In the opinion of management, such statements include all adjustments considered necessary to present fairly the Company’s financial position as of April 29, 2006 and January 28, 2006, and its results of operations and cash flows at April 29, 2006 and April 30, 2005 and for all periods presented.

Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted from these condensed financial statements. The Company suggests that you read its condensed financial statements in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2006.

The results of operations for the thirteen weeks ended April 29, 2006 are not necessarily indicative of the operating results that may be expected for the year ending February 3, 2007.

The following contains references to years 2006 and 2005, which represent fiscal years ending or ended on February 3, 2007 (fiscal 2006) and January 28, 2006 (fiscal 2005), respectively. Fiscal 2006 has a 53-week accounting period and fiscal 2005 has a 52-week accounting period.

2. Stock-Based Compensation

In 1999, the Company established the 1999 Citi Trends, Inc. Stock Option Plan (the “1999 Plan”). The 1999 Plan provided for the grant of incentive and nonqualified options to key employees and Directors. The Board of Directors determined the exercise price of  the option grants. The option grants generally vested in equal installments over four years from the date of grant and are generally exercisable up to ten years from the date of grant, which is the contractual life of the options. The Company authorized up to 1,950,000 shares of common stock for issuance under the 1999 Plan.

On March 8, 2005 the Company adopted the 2005 Citi Trends, Inc. Long Term Incentive Plan,  (the “Incentive Plan”), which became effective upon the consummation of the Company’s initial public offering in May, 2005.  The Incentive Plan supersedes and replaces the 1999 Plan. The Incentive Plan provides for the grant of incentive and nonqualified options to key employees and directors. The Board of Directors determines the exercise prices of the option grants which are generally equal to the closing market price of the Company’s stock on the date of grant. Option grants generally vest in equal installments over four years from the date of grant and are generally exercisable up to ten years from the date of grant.  Under the Incentive Plan, the Company may issue up to 1,300,000 shares of common stock that may be issued upon the exercise of stock options and other equity incentive awards.

For fiscal years prior to 2006, the Company applied the intrinsic-value-based method of accounting prescribed by the Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (“FASB”) interpretation (FIN) No. 44,  Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25 to account for its fixed-plan stock options. Under this method, compensation expense was recorded on the date of grant only if the then-current fair value of the underlying stock exceeded the exercise price. The Company recognized the fair value of stock rights granted to non-employees in the financial statements. Statement of Financial Accounting Standards (“SFAS”)  No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB statement No. 123, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by the accounting standards, the Company continued to apply the intrinsic-value based method of accounting as described previously and adopted only the disclosure requirements of SFAS No. 123, as amended.

         Effective January 29, 2006, the Company began recording compensation expense associated with all stock options and other forms of equity compensation in accordance with SFAS No. 123R Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107. The Company has selected the “Modified Prospective” transition approach for adoption of SFAS No. 123R. Under the Modified Prospective approach, prior periods are not restated. Compensation expense for the unvested portions of grants awarded prior to January 29, 2006, will be recognized over the grants’ remaining service periods using the compensation cost calculated previously for pro-forma disclosure under APB Opinion No. 25, Accounting for Stock Issued to Employees. For awards granted after January 28, 2006, the Company is recognizing compensation expense based on the grant-date fair value calculated in accordance with SFAS No. 123R. Such expense will be recognized on a straight line basis over the service period of the option recipients which is generally equal to four years.

Under SFAS No. 123R, the fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model, which uses the assumptions noted in the following table. Expected volatility is based on estimated future volatility of the Company’s common stock price. Having completed its initial public offering in May 2005, the Company has limited historical data regarding the price of its publicly traded shares. To estimate future volatility of the Company’s stock price, the stock price volatility of similar entities for which shares have been publicly traded for a period of seven years or more was measured. The Company uses a volatility measure which is approximately equal to the average volatility of  such similar entities as measured over a period of the most recent seven years. The Company uses historical data to estimate employee terminations used in the model. The expected term of options granted is based on guidance provided by the SEC Staff Accounting Bulletin 107 (“simplified method” for “plain vanilla” options.). The simplified method (available for entities which do not have sufficient historical exercise data available for making a refined estimate of expected term) assumes a 10 year contractual term with vesting at a rate of 25% per year. Accordingly, expected term = ((vesting term + original contractual term)/2). The risk-free interest rate for the periods which corresponds with the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The following is a summary of the Company’s assumption as of April 29, 2006 under SFAS No. 123R.

Thirteen Weeks Ended
April 29, 2006
Expected Dividend yield	0.00%
Expected volatility	50.00%
Risk-free interest rate	4.63% - 4.74%
Weighted-average expected lives, in years	6.25 years
Forfeiture rate	0% - 5.0%

A summary of the status of stock options under our plans and changes during the thirteen weeks ended April 29, 2006 is presented in the table below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at beginning of period	1,572,833	$2.60
Granted	72,450	41.37
Exercised	(473,212)	1.13		$19,390,360
Forfeited	(12,000)	8.19

Outstanding end of period	1,160,071	$5.56	5.5	$49,869,088

Options exercisable end of period	828,621	$0.64	4.3	$39,696,540

The weighted average grant-date fair value of options granted during the thirteen weeks ended April 29, 2006 was $22.42 per share or approximately $1,446,000 for all options granted net of estimated forfeitures. No grants of options were made during the thirteen weeks ended April 30, 2005. Cash received from options exercised totaled approximately $534,000 and $0 for the thirteen weeks ended April 29, 2006, and April 30, 2005, respectively.

Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Condensed Statements of Cash Flows. SFAS No. 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (“excess tax benefits”) be classified as financing cash flows. For the thirteen weeks ended April 29, 2006, excess tax benefits realized from the exercise of stock options was $6.7 million.

During the thirteen weeks ended April 29, 2006, the Company recognized approximately $165,000 ($107,000 after tax) in share-based compensation expense with a resulting increase in its deferred tax assets of approximately $58,000. No compensation cost was recognized prior to January 29, 2006, except for option grants made in 2001 and 2004 that were issued below fair market value. Had compensation cost for our share-based compensation plans been determined consistent with SFAS No. 123R, the Company’s net income and earnings per share for the thirteen weeks ended April 30, 2005 would have been reduced to the following pro forma amounts:

Thirteen Weeks Ended
April 30, 2005
Net income, as reported	$3,265,108
Add stock-based employee compensation expense included in reported net income, net of tax of $9,568	15,612
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax of $11,790	(19,237)
Pro forma net income	$3,261,483
As reported basic income per common share	$.35
Pro forma basic income per common share	$.35
As reported diluted income per common share	$.30
Pro forma diluted income per common share	$.30

As of April 29, 2006, the total compensation cost related to non-vested awards that will be incurred in future periods amounts to approximately $2,572,000. The weighted-average period over which this amount is expected to be recognized is 42.4 months. The Company’s stock option plan allows the Company to issue new shares from shares authorized for issuance or repurchase shares on the open market to complete employee stock option exercises. The Company does not currently plan to repurchase shares.

3. Earnings per Share

Earnings per common share amounts are based on the weighted average number of common shares outstanding and diluted earnings per share amounts are based on the weighted average number of common shares outstanding plus the incremental shares that would have been outstanding upon the assumed exercise of all dilutive stock options.

The following table is a reconciliation of the number of average common shares outstanding used to calculate earnings per share to the number of common shares and common share equivalents outstanding used in calculating diluted earnings per share for the thirteen weeks ended April 29, 2006 and April 30, 2005:

	2006	2005
Average number of common shares outstanding	13,447,612	9,295,000
Incremental shares from assumed exercises of stock options	622,540	1,691,959
Average number of common shares and common stock equivalents outstanding	14,070,152	10,986,959

According to SFAS No. 128, Earnings per Share, the dilutive effect of stock-based compensation arrangement is determined using the Treasury Stock method.  This method assumes that the proceeds the Company receives from the exercise of stock options are used to repurchase common shares in the market. The adoption of SFAS No. 123R, Share-Based Payment allows the Company to include as assumed proceeds the amount of compensation cost attributed to future services and not yet recognized, and the amount of tax benefits (both deferred and current), if any, that would be credited to additional paid-in capital assuming exercise of the options. For the thirteen weeks ended April 29, 2006 the recognition of these assumed proceeds using the Treasury Stock method reduces the recognized dilution due to the Company’s stock options outstanding.

For the thirteen weeks ended April 29, 2006 and the thirteen weeks ended April 30, 2005 there were no options outstanding to purchase shares of common stock excluded from the calculation of diluted earnings per share because of antidilution.

For the thirteen weeks ended April 30, 2005, had the amount of incremental shares from assumed exercises of stock options been calculated consistently with the Treasury Stock method as modified due to the Company’s implementation of SFAS No. 123R on January 29, 2006, incremental shares assumed issued, the average number of common shares and common stock equivalents, and the resulting diluted earnings per share would have been as follows:

	Thirteen Weeks ended April 30, 2005
	As Reported	Pro Forma
Average number of common shares outstanding	9,295,000	9,295,000
Incremental shares from assumed exercises of stock options	1,691,959	1,015,666
Average number of common shares outstanding and common stock equivalents outstanding	10,986,959	10,310,666

Net income as reported	$3,265,108	$3,265,108
Basic earnings per share	$.35	$.35
Diluted earnings per share	$.30	$.32

4. Marketable Securities

Marketable securities consist of highly liquid, auction rate municipal securities of at least grade AA by Standard and Poor’s or Aa by Moody’s. While the underlying security has a long-term nominal maturity, the interest rate is periodically reset through “Dutch Auctions” typically every seven through forty-nine days. As of April 29, 2006, all auction rate securities held by the Company were purchased with reset periods of 35 days. The Company has the opportunity to sell its investment during such periodic auctions subject to the availability of buyers. Since these auction rate securities are priced and subsequently trade at short-term intervals, they are classified as current assets.

The Company classifies all investments as available-for-sale. Available-for-sale securities are carried at estimated fair value, based on available market information, with unrealized gains and losses, if any, reported as a component of stockholders’ equity.  As a result of the resetting variable rates, the carrying value of available-for-sale securities approximates fair market value due to their short maturities. For these reasons, the Company has no cumulative gross unrealized or realized gains or losses from these investments. All income generated from these investments is recorded as interest income. The Company has no investments considered to be trading securities.

5. Revolving Lines of Credit

The Company has a revolving line of credit with Wachovia Capital Finance that is secured by substantially all of the Company’s assets and pursuant to which the Company pays customary fees. This secured line of credit expires in April 2007. At April 29, 2006, the line of credit provided for aggregate cash borrowings and the issuance of letters of credit up to the lesser of $25,000,000 or the Company’s borrowing base (approximately $25,000,000 at April 29, 2006), as defined in the credit agreement. Borrowings under this secured line of credit bear interest at either the prime rate or the Eurodollar rate plus 2.25%, at the Company’s election, based on conditions in the credit agreement. Additionally, there is a letter of credit fee of 1.25% per annum on the outstanding balance of letters of credit. At April 29, 2006, there were no outstanding borrowings on the revolving line of credit, nor were there any outstanding letters of credit. Under the terms of the credit agreement, the Company is required to maintain a minimum tangible net worth. The Company was in compliance with this requirement at April 29, 2006. On May 18, 2006, the Company entered into an amendment (the “Fifth Amendment”) to its Loan and Security Agreement dated April 2, 1999, as amended (the “Loan Agreement”), with Wachovia. The Fifth Amendment provides, subject to certain conditions, that the reduction by Hampshire Equity Partners, L.P., the Company’s largest stockholder, of its investment in the Company is not an event of default under the Loan Agreement.

In September 2003, the Company entered into an annual unsecured revolving line of credit with Bank of America that expires on June 30, 2006. At April 29, 2006, the line of credit provided for aggregate cash borrowings up to $3,000,000. Borrowings under the credit agreement bear interest at the London Interbank Offered Rate (LIBOR) plus 2.00%. At April 29, 2006, there were no outstanding borrowings on this unsecured revolving line of credit.

6. Contingencies

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

7. Related Party Transactions — Management Consulting Agreement

The Company was a party to an Amended and Restated Management Consulting Agreement (the “Consulting Agreement”), effective as of February 1, 2004 with Hampshire Management Company LLC (the “Consultant”), an affiliate of the Company’s largest shareholder, pursuant to which the Consultant provided the Company with certain consulting services related to, but not limited to, financial affairs, relationships with lenders, stockholders and other third-party associates or affiliates, and the expansion of the Company’s business. In connection with the Company’s initial public offering in May 2005, the parties terminated the Consulting Agreement, and the Company paid the Consultant a one time termination fee of $1.2 million in the second quarter of 2005.

Included in operating expenses for the thirteen weeks ended April 29, 2006 were management fees of $0 compared to management fees of $60,000 for the thirteen weeks ended April 30, 2005.

8. Secondary Offering

On January 31, 2006, the Company completed a secondary offering of shares of its common stock by certain shareholders of the Company. The shares sold were priced at $42.25 per share. The offering consisted of 1,926,250 shares of common stock, including 251,250 shares that were subject to the underwriters’ over-allotment option. All of the shares were sold by the Company’s shareholders and, as a result, the Company did not receive any of the proceeds from the offering. The Company incurred expenses in fiscal 2005 in connection with the secondary offering of approximately $525,000.

9. Recent Accounting Pronouncements

In October 2005, the FASB issued FASB Staff Position (FSP) No. FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period, which mandates that rental costs associated with ground or building operating leases incurred during construction shall be recognized as rental expense. The guidance is effective as of the first reporting period beginning after December 15, 2005. The adoption of FSP No. FAS 13-1 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In May, 2005, the FASB issued SFAS No. 154 Accounting Changes and Error Corrections: a replacement of APB Opinion No 20 and FASB Statements No. 3. Statement 154 requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so. The requirements are effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company did not experience an impact on its financial position, results of operations or cash flows from the adoption of SFAS No. 154

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Except for specific historical information, many of the matters discussed in this Form 10-Q may express or imply projections of revenues or expenditures, statements of plans and objectives for future operations, growth or initiatives, statements of future economic performance, or statements regarding the outcome or impact of pending or threatened litigation. These, and similar statements, are forward-looking statements concerning matters that involve risks, uncertainties and other factors that may cause the actual performance of the Company to differ materially from those expressed or implied by these statements. All forward-looking information should be evaluated in the context of these risks, uncertainties and other factors. The words “believe,” “anticipate,” “project,” “plan,” “expect,” “estimate,” “objective,” “forecast,” “goal,” “intend,” “will likely result,” or “will continue” and similar words and expressions generally identify forward-looking statements. The Company believes the assumptions underlying these forward-looking statements are reasonable; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in the forward-looking statements.

The factors that may result in actual results differing from such forward-looking information include, but are not limited to: transportation and distribution delays or interruptions; changes in freight rates; the Company’s ability to negotiate effectively the cost and purchase of merchandise; inventory risks due to shifts in market demand; the Company’s ability to gauge fashion trends and changing consumer preferences; changes in consumer spending on apparel; changes in product mix; interruptions in suppliers’ businesses; interest rate fluctuations; a continued rise in insurance costs; a deterioration in general economic conditions caused by acts of war or terrorism; temporary changes in demand due to weather patterns; seasonality of the Company’s business; delays associated with building, opening and operating new stores; delays associated with building, opening, expanding or converting new or existing distribution centers; and other factors.

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

Overview

The Company is a rapidly growing, value-priced retailer of urban fashion apparel and accessories for the entire family. The Company’s merchandise offerings are designed to appeal to the preferences of fashion conscious consumers, particularly African-Americans. Stores are located in the Southeast, the Mid-Atlantic region, Texas and the Midwest. As of April 29, 2006, there were 250 stores in operation in both urban and rural markets in fifteen states.

The Company measures its performance using key operating statistics. One of the main performance measures is comparable store sales growth. A comparable store is defined as a store that has been open for an entire fiscal year. Therefore, a store will not be considered a comparable store until its 13th month of operation at the earliest or its 24th month at the latest. As an example, stores opened in fiscal 2004 and fiscal 2005 were not considered comparable stores in fiscal 2005. Relocated and expanded stores are included in the comparable store sales results. Other operating statistics, most notably average sales per store, are utilized in managing the Company. The Company typically occupies existing space in established shopping centers rather than sites built specifically for its stores, and, therefore, store square footage (and sales per square foot) varies by store. The Company focuses on the overall store sales volume as the critical driver of profitability. Average sales per store have increased from approximately $0.8 million in fiscal 2000 to approximately $1.3 million in fiscal 2005. The Company also measures gross margin percentage and store operating expenses, with a particular focus on labor as a percentage of sales. These results translate into store level contribution, which is used to evaluate overall performance of each individual store. Corporate expenses are monitored against budgeted amounts.

The Company’s cash requirements are primarily for working capital, construction of new stores, remodeling of existing stores and improvements to its information systems. Historically, these cash requirements have been met from cash flow from operations, short-term trade credit and borrowings under the revolving lines of credit, long-term debt, capital leases and the proceeds from the initial public offering.

Accounting Periods

The following discussion contains references to years 2006 and 2005, which represent fiscal years ending or ended on February 3, 2007 (fiscal 2006) and January 28, 2006 (fiscal 2005), respectively. Fiscal 2006 has a 53-week accounting period and fiscal 2005 has a 52-week accounting period. This discussion and analysis should be read with the condensed financial statements and the notes thereto.

Results of Operations

The following discussion of the Company’s financial performance is based on the condensed financial statements set forth herein. The nature of the Company’s business is seasonal. Historically, sales in the first and fourth quarters have been higher than sales achieved in the second and third quarters of the fiscal year. Expenses, and to a greater extent operating income, vary by quarter. Results of a period shorter than a full year may not be indicative of results expected for the entire year. Furthermore, the seasonal nature of the Company’s business may affect comparisons between periods.

Thirteen Weeks Ended April 29, 2006 and April 30, 2005

Net Sales. Net sales increased $28.1 million, or 44.1%, to $91.7 million for the thirteen weeks ended April 29, 2006 from $63.6 million in the thirteen weeks ended April 30, 2005. The increase in net sales was primarily due to 37 new stores opened since April 30, 2005 and a comparable store sales increase of 21.0% for the thirteen weeks ended April 29, 2006 compared to the thirteen weeks ended April 30, 2005. The 37 stores opened since April 30, 2005 accounted for $13.5 million of the total increase in sales, the 14 stores opened between January 30, 2005 and April 30, 2005 accounted for $2.6 million and the 199 comparable stores contributed $12.5 million of the increase in sales. These sales increases were partially offset by one store that was closed in fiscal 2005. Four stores have been expanded and/or relocated since April 30, 2005, two of which occurred in the thirteen weeks ended April 29, 2006. The increase in same store sales was due primarily to increased store traffic, which the Company believes, resulted from improved sales trends from the increasing popularity of branded goods.  For the remainder of the year, the Company expects the current sales trend for comparable stores to moderate.

Gross Profit. Gross profit increased $11.2 million, or 44.5%, to $36.3 million in the thirteen weeks ended April 29, 2006 from $25.1 million in the thirteen weeks ended April 30, 2005. The increase in gross profit is primarily a result of the strong sales increases. As a percentage of net sales, gross profit increased to 39.6% in the thirteen weeks ended April 29, 2006 from 39.5% in the thirteen weeks ended April 30, 2005. This increase, as a percentage of net sales, was primarily due to a higher initial mark up on merchandise and lower freight costs that were partially offset by higher markdown rates as a percent of sales in the thirteen weeks ended April 29, 2006 compared to the thirteen weeks ended April 30, 2005.

Selling, General and Administrative Expense. Selling, general and administrative expenses increased $6.5 million, or 32.8%, to $26.2 million in the thirteen weeks ended April 29, 2006 from $19.8 million in the thirteen weeks ended April 30, 2005. The increase in these expenses was due primarily to additional store level, distribution and corporate costs arising from the opening of 37 new stores since April 30, 2005 and the Darlington, South Carolina distribution center purchased in the third quarter of last year. Selling, general and administrative expense as a percentage of net sales decreased to 28.6% in the thirteen weeks ended April 29, 2006 from 31.1% in the thirteen weeks ended April 30, 2005. The decrease as a percentage of net sales was primarily due to the Company’s strong comparable sales growth and the fixed nature of the selling, general and administrative expenses. The decrease as a percentage of net sales was also in part a result of a gain on the settlement of insurance claims related to property lost during Hurricanes Katrina, Rita and Wilma. The Company as a result of the settlement was able to recover approximately $364,000 of the $700,000 net loss the Company recorded in the 3rd quarter of 2005 relating to hurricane damage. This was partially offset by approximately $220,000 of payroll tax expense incurred by the Company due to stock option exercises in connection with its secondary offering completed on January 31, 2006.

Interest Income. Interest income increased to approximately $497,000 in the thirteen weeks ended April 29, 2006 from approximately $51,000 in the thirteen weeks ended April 30, 2005.  The increase in interest income was due primarily to interest income earned on proceeds from the Company’s initial public offering.

Interest Expense. Interest expense decreased 74.8% to approximately $41,000 in the thirteen weeks ended April 29, 2006 from approximately $162,000 in the thirteen weeks ended April 30, 2005.  The decrease in interest expense was due primarily to the Company’s redemption in the second quarter of 2005 of the preferred shares subject to mandatory redemption, the absence of any borrowings under the line of credit and the Company repaying in full the mortgage on its Fahm Street Distribution Center in the second quarter of 2005.

Provision for Income Taxes. The provision for income taxes increased 81.5% to $3.6 million in the thirteen weeks ended April 29, 2006 from $2.0 million in the thirteen weeks ended April 30, 2005.  The income tax rate for the thirteen weeks ended April 29, 2006 was 34.5% compared to 38.0% for the thirteen weeks ended April 30, 2005. The decrease in the effective tax rate was due to the Company’s investment in tax exempt securities and the Company’s redemption of its non-deductible preferred stock in the second quarter of 2005.

Net Income. Net income increased 111.1% to $6.9 million in the thirteen weeks ended April 29, 2006 from $3.3 million in the thirteen weeks ended April 30, 2005. The increase in net income was due to the factors discussed previously.

Liquidity and Capital Resources

Current Financial Condition. At April 29, 2006, the Company had total cash and marketable securities of $60.0 million compared with total cash and marketable securities of $63.5 million at January 28, 2006. The most significant factors in the change in the Company’s net liquidity position during the first thirteen weeks of 2006 were positive net income from operations adjusted for depreciation and other non-cash charges and cash retained due to the excess tax benefit of stock options exercised that would otherwise have been paid for income taxes offset by the purchase of additional inventory and capital expenditures to open new stores and build out of our new distribution center in Darlington, South Carolina.

Inventory represented approximately 38% of the Company’s total assets as of April 29, 2006. Management’s ability to manage its inventory can have a significant impact on the Company’s cash flows from operations during a given interim period or fiscal year. In addition, inventory purchases can be somewhat seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise.

Cash Flows (Used in) Provided by Operating Activities. Net cash provided by (used in) operating activities was ($6.2) million in the thirteen weeks ended April 29, 2006 compared to $2.0 million in the thirteen weeks ended April 30, 2005. The main sources of cash provided during the thirteen weeks ended April 29, 2006 were net income adjusted for depreciation and other non-cash charges of $8.9 million, increases in accrued expenses of $1.5 million, and deposits taken on layaway transactions of approximately $645,000.  Uses of cash consisted of the net increase in net inventory of $10.9 million, a $3.9 million increase in the net income tax receivable/payable, a $1.0 million decrease in accrued compensation and a $1.0 million increase in prepaid assets and other current assets related to tenant improvement dollars (as described below) owed by landlords for improvements to stores built out in the thirteen weeks ended April 29, 2006.

Cash Flows Used in Investing Activities. Cash used in investing activities was approximately $565,000 in the thirteen weeks ended April 29, 2006 and $2.7 million in the thirteen weeks ended April 30, 2005. Investment activities in marketable securities consisted of net redemptions of $3.8 million of cash in municipal auction rate securities. Capital expenditure activities consisted of $4.7 million used for the purchase of property and equipment for the build out of 15 new stores, two relocations and remodels, the build out of our distribution center in Darlington, South Carolina and other general corporate purposes. $1.7 million of the Company’s capital expenditures on new stores in the thirteen weeks ended April 29, 2006 will be reimbursed to the Company in the form of cash or free rent by the landlords of the leased properties. These tenant improvement dollars will be amortized over the life of the individual store’s lease as a reduction to occupancy expense. Capital expenditures during fiscal 2006, are projected to be approximately $13 million to $15 million. The Company anticipates funding its fiscal 2006 and longer term capital requirements with cash flows from operations, and cash obtained from its initial public offering in May 2005, if necessary.

Cash Flows Provided (Used in) by Financing Activities. Cash provided by (used in) financing activities was $7.0 million in the thirteen weeks ended April 29, 2006 and approximately ($204,000) in the thirteen weeks ended April 30, 2005. Financing activities in the thirteen weeks ended April 29, 2006 included the tax benefit from stock option exercises of $6.7 million, the receipt of approximately $534,000 from options exercised in connection with our secondary offering and employee stock option exercises that occurred in the thirteen weeks ended April 29, 2006 and scheduled repayments of approximately $181,000 on outstanding capital leases.

Cash Requirements

The Company’s cash requirements are primarily for working capital, construction of new stores, remodeling of existing stores, improvements to its distribution infrastructure and improvements to its information systems. Historically, the Company has met these cash requirements from cash flow from operations, short-term trade credit, borrowings under the revolving lines of credit, long-term debt, capital leases and cash proceeds from the initial public offering in May 2005. The Company expects to be able to meet its cash requirements for at least the next twelve months using cash flow from operations and the cash generated from the sale of its marketable securities.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company believes the following critical accounting policies describe the more significant judgments and estimates used in the preparation of its financial statements:

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

     Stock-Based Compensation

The Company adopted SFAS No. 123R during the first quarter of fiscal 2006. SFAS No. 123R requires the measurement and recognition of compensation expense for all stock-based awards made to employees based on estimated fair value. The determination of the fair value of the Company’s stock options on the date of grant using an option-price model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. The fair values of options and shares issued pursuant to the Company’s stock based compensation plans at each grant date were estimated using the Black-Scholes Merton option pricing model. If factors change and the Company employs different assumptions in the application of SFAS No. 123R in future periods, the compensation expense recorded under SFAS No. 123R may differ significantly from the amount recorded in the current period. (See Note 2 to the Company’s Condensed Financial Statements.)

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

For scheduled rent escalation clauses during the lease terms or for rental payments commencing “rent holidays” at a date other than the date of initial occupancy, the Company records minimum rental expenses on a straight-line basis over the terms of the leases. For tenant improvement allowances the Company records a deferred rent liability on the consolidated balance sheets and amortizes the deferred rent over the terms of the leases.

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

The above listing is not intended to be a comprehensive list of all the Company’s accounting policies. In many cases the accounting treatment of a particular transaction is specifically dictated by U.S. generally accepted accounting principles, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The market risk of the Company’s financial instruments as of April 29, 2006 has not significantly changed since January 28, 2006. The Company’s risk profile as of January 28, 2006 is disclosed in Quantitative and Qualitative Disclosures About Market Risk included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2006.

Item 4. Controls and Procedures.

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of April 29, 2006 pursuant to Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”.). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that the Company’s disclosure controls and procedures are effective in ensuring that all information required to be disclosed in the reports that the Company files or submits, under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in internal controls over financial reporting during the fiscal quarter ended April 29, 2006 identified in connection with the Chief Executive Officer’s and Chief Financial Officer’s evaluation that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

At the end of fiscal 2006, Section 404 of the Sarbanes-Oxley Act will require the Company’s management to provide an assessment of the effectiveness of the Company’s internal control over financial reporting, and the Company’s independent registered public accountants will be required to audit management’s assessment. The Company is in the process of performing the system and process documentation, evaluation and testing required and has engaged a 3rd party professional firm to assist management to make this assessment and for its independent registered public accountants to provide their attestation report. The Company has not completed this process or its assessment, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated.

PART II — OTHER INFORMATION

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

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

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

32.1      Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*†

*  Filed herewith.

†  Pursuant to Securities and Exchange Commission Release No. 33-8238, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of Section 18 of the Securities Exchange Act of 1934 and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act 1934, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and the undersigned also has signed this report in his capacity as the Registrant’s Secretary and Chief Financial Officer (Principal Financial Officer).

CITI TRENDS, INC.

Date: May 26, 2006

By:
	Name:	Thomas W. Stoltz
	Title:	Secretary and Chief Financial Officer