Form 10-Q/A
period 2006-04-29
Citi Trends Inc
filed 2006-06-01
CIK 1318484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended April 29, 2006, which was filed with the Securities and Exchange Commission on May 26, 2006 (the “Original 10-Q”), is being filed to include conformed signatures on the signature page to the Original 10-Q and on the Section 302 and 906 certifications filed as Exhibits 31.1, 31.2 and 32.1 to the Original 10-Q which were inadvertently omitted.

We have included the complete text of the Original 10-Q and its exhibits in their entirety in this Amendment No. 1 on Form 10-Q/A to reflect the above changes.  We have not updated the information in this Form 10-Q/A to speak as of a date after the filing of our Original 10-Q, and this Form 10-Q/A does not amend or update the information in such report in any way other than to give effect to the amendments described above.

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

CITI TRENDS, INC.

Date: June 1, 2006

	By:	/s/ Thomas W. Stoltz
	Name:	Thomas W. Stoltz
	Title:	Secretary and Chief Financial Officer