Form 10-Q
period 2006-07-29
Citi Trends Inc
filed 2006-08-25
CIK 1318484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number  000-51315

CITI TRENDS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	52-2150697
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

102 Fahm Street Savannah, Georgia	31401
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 912-236-1561

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” as defined in Rule 12b-2 of the Exchange Act.

(Check one): Large Accelerated Filer  ☐ Accelerated Filer ☐ Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 11, 2006
Common Stock, $.01 par value	13,543,227shares

CITI TRENDS, INC.
FORM 10-Q
TABLE OF CONTENTS

Item 1. Financial Statements.

Citi Trends, Inc.

Condensed Balance Sheets
July 29, 2006 and January 28, 2006
(unaudited)

	July 29, 2006	January 28, 2006
Assets
Current assets:
Cash and cash equivalents	$8,293,638	$9,079,388
Marketable securities, available for sale	45,375,122	54,458,146
Inventory	67,075,988	54,020,879
Prepaid and other current assets	4,652,993	3,099,919
Income tax receivable	2,860,886	—
Deferred tax asset	1,710,331	1,620,400
Total current assets	129,968,958	122,278,732
Property and equipment, net	26,287,770	23,425,601
Goodwill	1,371,404	1,371,404
Other assets	238,306	213,800
Total assets	$157,866,438	$147,289,537
Liabilities and Stockholders’ Equity
Current liabilities:
Borrowings under revolving lines of credit	$—	$—
Accounts payable	40,694,164	45,789,220
Accrued expenses	6,550,057	6,896,442
Accrued compensation	3,628,253	4,980,434
Current portion of capital lease obligations	500,862	662,196
Income taxes payable	—	1,047,968
Layaway deposits	1,280,680	317,647
Total current liabilities	52,654,016	59,693,907
Long-term debt, less current portion	112,140	108,936
Capital lease obligations, less current portion	222,913	422,128
Other long-term liabilities	4,458,824	3,315,265
Total liabilities	57,447,893	63,540,236
Commitments and contingencies (note 6)
Stockholders’ equity:
Common stock, $0.01 par value. Authorized 20,000,000; 13,708,977 shares issued at July 29, 2006 and 13,179,765 shares issued at January 28, 2006; 13,543,227 shares outstanding at July 29, 2006 and 13,014,015 outstanding at January 28, 2006	137,090	131,798
Additional paid-in-capital	58,248,001	49,753,909
Retained earnings	42,198,004	34,028,144
Treasury stock, at cost; 165,750 shares	(164,550)	(164,550)
Total stockholders’ equity	100,418,545	83,749,301
Total liabilities and stockholders’ equity	$157,866,438	$147,289,537

See accompanying notes to the condensed financial statements.

Citi Trends, Inc.

Condensed Statements of Operations
Twenty-Six Weeks Ended July 29, 2006 and July 30, 2005
(unaudited)

	July 29, 2006	July 30, 2005
Net sales	$168,011,161	$123,065,929
Cost of sales	103,483,952	76,165,891
Gross profit	64,527,209	46,900,038
Selling, general and administrative expenses	52,922,248	41,028,800
Income from operations	11,604,961	5,871,238
Interest income	953,504	187,221
Interest expense, including redeemable preferred stock dividend in 2005	(78,605)	(242,608)
Income before provision for income taxes	12,479,860	5,815,851
Provision for income taxes	4,310,000	2,170,000
Net income	$8,169,860	$3,645,851
Basic income per common share	$0.61	$0.34
Diluted income per common share	$0.58	$0.30
Average number of shares outstanding
Basic	13,481,836	10,610,154
Diluted	14,068,831	12,230,180

See accompanying notes to the condensed financial statements.

Citi Trends, Inc.

Condensed Statements of Operations
Thirteen Weeks Ended July 29, 2006 and July 30, 2005
(unaudited)

	July 29, 2006	July 30, 2005
Net sales	$76,329,936	$59,449,429
Cost of sales	48,112,234	37,682,861
Gross profit	28,217,702	21,766,568
Selling, general and administrative expenses	26,680,735	21,270,958
Income from operations	1,536,967	495,610
Interest income	456,411	135,782
Interest expense, including redeemable preferred stock dividend in 2005	(37,743)	(80,649)
Income before provision for income taxes	1,955,635	550,743
Provision for income taxes	680,000	170,000
Net income	$1,275,635	$380,743
Basic income per common share	$0.09	$0.03
Diluted income per common share	$0.09	$0.03
Average number of shares outstanding
Basic	13,516,060	11,925,307
Diluted	14,099,565	13,587,400

See accompanying notes to the condensed financial statements.

Citi Trends, Inc.

Condensed Statements of Cash Flows
Twenty-six Weeks Ended July 29, 2006 and July 30, 2005
(unaudited)

	July 29, 2006	July 30, 2005
Operating activities:
Net income	$8,169,860	$3,645,851
Adjustment to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,899,619	2,846,538
Gain on disposal of property and equipment	(267,089)	—
Deferred income taxes	(89,931)	563,676
Stock option expense	415,431	50,357
Dividends on preferred shares subject to mandatory redemption	—	100,308
Tax benefit on stock option exercise	—	412,544
Changes in assets and liabilities:
Inventory	(13,055,109)	(13,891,068)
Prepaid and other current assets	(1,553,074)	(723,809)
Other assets	(33,395)	(59,063)
Accounts payable	(5,095,056)	8,115,766
Accrued expenses and other long-term liabilities	800,378	1,629,826
Accrued compensation	(1,352,181)	482,510
Income tax payable/receivable	(3,908,854)	(3,691,751)
Layaway deposits	963,033	744,572
Net cash (used in) provided by operating activities	(11,106,368)	226,257
Investing activities:
Investments in marketable securities	(9,897,430)	(12,012,915)
Sales of marketable securities	18,980,454	—
Insurance proceeds received for property and equipment	268,744	—
Purchase of property and equipment	(6,754,554)	(4,873,106)
Net cash provided by (used in) investing activities	2,597,214	(16,886,021)
Financing activities:
Repayments on long-term debt and capital lease obligations	(360,549)	(2,021,428)
Proceeds from payment of shareholder note receivable	—	23,691
Repayment of preferred shares subject to mandatory redemption	—	(3,605,000)
Excess tax benefits realized from the exercise of stock options	7,344,873	—
Proceeds from the sale of stock	—	41,074,909
Proceeds from the exercise of stock options	739,080	145,748
Net cash provided by financing activities	7,723,404	35,617,920
Net (decrease) increase in cash and cash equivalents	(785,750)	18,958,155
Cash and cash equivalents:
Beginning of period	9,079,388	11,801,442
End of period	$8,293,638	$30,759,597

Supplemental disclosure of cash flow information:
Cash paid for interest	$59,002	$421,375
Cash paid for income taxes	$963,911	$4,885,531
Purchases of property and equipment financed by entering into capital leases	$—	$514,191

See accompanying notes to the condensed financial statements.

Citi Trends, Inc

Notes to the Condensed Financial Statements (unaudited)
July 29, 2006

1. Basis of Presentation

The condensed balance sheet as of July 29, 2006, the condensed statements of operations for the twenty-six and thirteen-week periods ended July 29, 2006 and July 30, 2005, and the condensed statements of cash flows for the twenty-six week periods ended July 29, 2006 and July 30, 2005 have been prepared by Citi Trends, Inc. (the “Company”), without audit. The condensed balance sheet as of January 28, 2006 has been derived from the audited financials statements as of that date, but does not include all required year end disclosures.  In the opinion of management, such statements include all adjustments considered necessary to present fairly the Company’s financial position as of July 29, 2006 and January 28, 2006, and its results of operations and cash flows at July 29, 2006 and July 30, 2005 and for all periods presented.

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

The results of operations for the twenty-six and thirteen weeks ended July 29, 2006 are not necessarily indicative of the operating results that may be expected for the year ending February 3, 2007.

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

For fiscal years prior to 2006, the Company applied the intrinsic-value-based method of accounting prescribed by the Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (“FASB”) interpretation (FIN) No. 44,  Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25 to account for its fixed-plan stock options. Under this method, compensation expense was recorded on the date of grant only if the then-current fair value of the underlying stock exceeded the exercise price.  The Company recognized the fair value of stock rights granted to non-employees in the financial statements. Statement of Financial Accounting Standards (“SFAS”)  No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB statement No. 123, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by the accounting standards, the Company continued to apply the intrinsic-value based method of accounting as described previously and adopted only the disclosure requirements of SFAS No. 123, as amended.

Effective January 29, 2006, the Company began recording compensation expense associated with all stock options and other forms of equity compensation in accordance with SFAS No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107. The Company has selected the “Modified Prospective” transition approach for adoption of SFAS No. 123R. Under the Modified Prospective approach, prior periods are not restated. Compensation expense for the unvested portions of grants awarded prior to January 29, 2006, will be recognized over the grants’ remaining service periods using the compensation cost calculated previously for pro-forma disclosure under APB Opinion No. 25, Accounting for Stock Issued to Employees.  For awards granted after January 28, 2006, the Company is recognizing compensation expense based on the grant-date fair value calculated in accordance with SFAS No. 123R. Such expense will be recognized on a straight line basis over the service period of the option recipients which is generally equal to four years.

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

The following is a summary of the Company’s assumptions as of July 29, 2006 under SFAS No. 123R.

	Twenty-six Weeks Ended		Thirteen Weeks Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Expected Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	50.00%	50.00%	50.00%	50.00%
Risk-free interest rate	4.63% - 5.26%	3.61% - 3.88%	4.63% - 5.26%	3.61% - 3.88%
Weighted-average expected lives, in years	6.25 years	6.25 years	6.25 years	6.25 years
Forfeiture rate	0% - 5.0%	10.0%	0% - 5.0%	10.0%

A summary of the status of stock options under our plans and changes during the twenty-six weeks ended July 29, 2006 is presented in the table below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at beginning of period	1,572,833	$2.60
Granted .	86,500	40.83
Exercised	(529,212)	1.40		$2,163,811
Forfeited	(19,525)	14.50

Outstanding end of period	1,110,596	$5.94	5.4	$26,580,260

Options exercisable end of period	831,846	$1.21	4.4	$23,090,953

The weighted average grant-date fair value of options granted during the twenty-six and thirteen weeks ended July 29, 2006 was $22.16 and $20.80 per share, respectively or approximately $1,917,000 and $292,000, respectively for all options granted.  The weighted average grant-date fair value of options granted during the twenty-six and thirteen weeks ended July 30, 2005 was $7.44 per share or approximately $974,000 for all options granted. Cash received from options exercised totaled approximately $739,000 and $146,000 for the twenty-six weeks ended July 29, 2006 and July 30, 2005, respectively and approximately $205,000 and $146,000 for the thirteen weeks ended July 29, 2006, and July 30, 2005, respectively.

Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Condensed Statements of Cash Flows. SFAS No. 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (“excess tax benefits”) be classified as financing cash flows. For the twenty-six and thirteen weeks ended July 29, 2006, excess tax benefits realized from the exercise of stock options was approximately $7,345,000 and $655,000, respectively.

During the twenty-six week and thirteen weeks ended July 29, 2006, the Company recognized approximately $415,000 ($272,000 after tax) and $235,000 ($154,000 after tax), respectively, in share-based compensation expense with a resulting increase in its deferred tax assets of approximately $81,000. No compensation cost was recognized prior to January 29, 2006, except for option grants made in 2001 and 2004 that were issued below fair market value.  Had compensation cost for our share-based compensation plans been determined consistent with SFAS No. 123R, the Company’s net income and earnings per share for the twenty-six weeks and thirteen weeks ended July 30, 2005 would have been reduced to the following pro forma amounts:

	Twenty-six Weeks Ended July 30, 2005	Thirteen Weeks Ended July 30, 2005
Net income, as reported	$3,645,851	$380,743
Add stock-based employee compensation expense included in reported net income, net of tax of $18,784 for the twenty-six weeks and $9,392 in the thirteen weeks	31,576	15,788
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax of $153,544 for the twenty-six weeks and $141,971 in the thirteen weeks	(258,102)	(238,648)
Pro forma net income	$3,419,325	$157,883
As reported basic income per common share	$0.34	$0.03
Pro forma basic income per common share	$0.32	$0.01
As reported diluted income per common share	$0.30	$0.03
Pro forma diluted income per common share	$0.28	$0.01

As of July 29, 2006, the total compensation cost related to non-vested awards that will be incurred in future periods amounts to approximately $2,583,000.  The weighted-average period over which this amount is expected to be recognized is 38.2 months.  The Company’s stock option plans allows the Company to issue new shares from shares authorized for issuance or repurchase shares on the open market to complete employee stock option exercises.  The Company does not currently plan to repurchase shares.

3.  Earnings per Share

Earnings per share is based on the weighted average number of common shares outstanding and diluted earnings per share are based on the weighted average number of common shares outstanding plus the incremental shares that would have been outstanding upon the assumed exercise of all dilutive stock options.

The following table is a reconciliation of the number of average common shares outstanding used to calculate earnings per share to the number of common shares and common share equivalents outstanding used in calculating diluted earnings per share for the twenty-six weeks ended July 29, 2006 and July 30, 2005:

	Twenty-six Weeks Ended
	July 29, 2006	July 30, 2005
Average number of common shares outstanding	13,481,836	10,610,154
Incremental shares from assumed exercises of stock options	586,994	1,620,026
Average number of common shares and common stock equivalents outstanding	14,068,831	12,230,180

According to SFAS No. 128, Earnings per Share, the dilutive effect of stock-based compensation arrangement is determined using the treasury stock method.   This method assumes that the proceeds the Company receives from the exercise of stock options are used to repurchase common shares in the market.  The adoption of SFAS No. 123R, Share-Based Payment requires the Company to include as assumed proceeds the amount of compensation cost attributed to future services and not yet recognized, and the amount of tax benefits (both deferred and current), if any, that would be credited to additional paid-in capital assuming exercise of the options.  For the twenty-six weeks ended July 29, 2006 the recognition of these assumed proceeds using the Treasury Stock method reduces the recognized dilution due to the Company’s stock options outstanding.

For the twenty-six weeks ended July 29, 2006 and the twenty-six weeks ended July 30, 2005 there were no options outstanding to purchase shares of common stock excluded from the calculation of diluted earnings per share because of antidilution.

For the twenty-six weeks ended July 30, 2005, had the amount of incremental shares from assumed exercises of stock options been calculated consistently with the treasury stock method as modified due to the Company’s implementation of SFAS No. 123R on January 29, 2006, incremental shares assumed issued, the average number of common shares and common stock equivalents, and the resulting diluted earnings per share would have been as follows:

	Twenty-six Weeks ended July 30, 2005
	As Reported	Pro Forma
Average number of common shares outstanding	10,610,154	10,610,154
Incremental shares from assumed exercises of stock options	1,620,026	1,003,193
Average number of common shares outstanding and common stock equivalents outstanding	12,230,180	11,613,347

Net income as reported	$3,645,851	$3,645,851
Basic earnings per share	$0.34	$0.34
Diluted earnings per share	$0.30	$0.31

The following table is a reconciliation of the number of average common shares outstanding used to calculate earnings per share to the number of common shares and common share equivalents outstanding used in calculating diluted earnings per share for the thirteen weeks ended July 29, 2006 and July 30, 2005:

	Thirteen Weeks Ended
	July 29, 2006	July 30, 2005
Average number of common shares outstanding	13,516,060	11,925,307
Incremental shares from assumed exercises of stock options	583,505	1,662,093
Average number of common shares and common stock equivalents outstanding	14,099,565	13,587,400

For the thirteen weeks ended July 29, 2006 and the thirteen weeks ended July 30, 2005 there were 5,850 options and 0 outstanding respectively, to purchase shares of common stock excluded from the calculation of diluted earnings per share because of antidilution.

For the thirteen weeks ended July 30, 2005, had the amount of incremental shares from assumed exercises of stock options been calculated consistently with the treasury stock method as modified due to the Company’s implementation of SFAS No. 123R on January 29, 2006, incremental shares assumed issued, the average number of common shares and common stock equivalents, and the resulting diluted earnings per share would have been as follows:

	Thirteen Weeks ended July 30, 2005
	As Reported	Pro Forma
Average number of common shares outstanding	11,925,307	11,925,307
Incremental shares from assumed exercises of stock options	1,662,093	1,029,213
Average number of common shares outstanding and common stock equivalents outstanding	13,587,400	12,954,520

Net income as reported	$380,743	$380,743
Basic earnings per share	$0.03	$0.03
Diluted earnings per share	$0.03	$0.03

4. Marketable Securities

Marketable securities consist of highly liquid, auction rate municipal securities of at least grade AA by Standard and Poor’s or Aa by Moody’s.  While the underlying security has a long-term nominal maturity, the interest rate is periodically reset through “Dutch Auctions” typically every seven through forty-nine days.  As of July 29, 2006, all auction rate securities held by the Company were purchased with reset periods of 35 days.  The Company has the opportunity to sell its investment during such periodic auctions subject to the availability of buyers.  Since these auction rate securities are priced and subsequently trade at short-term intervals, they are classified as current assets.

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

5. Revolving Lines of Credit

The Company has a revolving line of credit with Wachovia Capital Finance that is secured by substantially all of the Company’s assets and pursuant to which the Company pays customary fees. This secured line of credit expires in April 2007. At July 29, 2006, the line of credit provided for aggregate cash borrowings and the issuance of letters of credit up to the lesser of $25,000,000 or the Company’s borrowing base (approximately $25,000,000 at July 29, 2006), as defined in the credit agreement. Borrowings under this secured line of credit bear interest at either the prime rate or the Eurodollar rate plus 2.25%, at the Company’s election, based on conditions in the credit agreement. Additionally, there is a letter of credit fee of 1.25% per annum on the outstanding balance of letters of credit.  On May 18, 2006, the Company entered into an amendment (the “Fifth Amendment”) to its Loan and Security Agreement dated April 2, 1999, as amended (the “Loan Agreement”), with Wachovia Capital Finance. The Fifth Amendment provides, subject to certain conditions, that the reduction by Hampshire Equity Partners, L.P., the Company’s largest stockholder, of its investment in the

Company is not an event of default under the Loan Agreement.  At July 29, 2006, there were no outstanding borrowings on the revolving line of credit, nor were there any outstanding letters of credit. Under the terms of the credit agreement, the Company is required to maintain a minimum tangible net worth. The Company was in compliance with this requirement at July 29, 2006.

On June 16, 2006, the Company entered into a renewal of its unsecured revolving line of credit with Bank of America.  The renewal extends the expiration date on the line of credit to June 30, 2007. At July 29, 2006, the line of credit provided for aggregate cash borrowings up to $3,000,000. Borrowings under the credit agreement bear interest at the London Interbank Offered Rate (LIBOR) plus 2.00%. At July 29, 2006, there were no outstanding borrowings on this unsecured revolving line of credit.

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

Included in operating expenses for the twenty-six weeks ended July 29, 2006 were management fees of $0 compared to management fees of $72,857 for the twenty-six weeks ended July 30, 2005 and the termination fee of $1.2 million for the twenty-six weeks ended July 30, 2005.  Included in operating expense for the thirteen weeks ended July 29, 2006 were management fees of $0 compared to management fees of $12,857 for the thirteen weeks ended July 30, 2005 and the termination fee of $1.2 million for the thirteen weeks ended July 30, 2005.

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

9. Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), an interpretation of SFAS No. 109,  Accounting for Income Taxes, (“SFAS No. 109”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to SFAS 109. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006.  The Company is currently assessing the impact of FIN 48 on its consolidated financial statements.

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

Overview

The Company is a rapidly growing, value-priced retailer of urban fashion apparel and accessories for the entire family. The Company’s merchandise offerings are designed to appeal to the preferences of fashion conscious consumers, particularly African-Americans. Stores are located in the Southeast, the Mid-Atlantic region, Texas and the Midwest. As of July 29, 2006, there were 253 stores in operation in both urban and rural markets in sixteen states.

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

Accounting Periods

The following discussion contains references to years 2006 and 2005, which represent fiscal years ending or ended on February 3, 2007 (fiscal 2006) and January 28, 2006 (fiscal 2005), respectively. Fiscal 2006 has a 53-week accounting period and fiscal 2005 had a 52-week accounting period. This discussion and analysis should be read with the condensed financial statements and the notes thereto.

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

Twenty-six Weeks Ended July 29, 2006 and July 30, 2005

Net Sales.  Net sales increased $44.9 million, or 36.5%, to $168.0 million for the twenty-six weeks ended July 29, 2006 from $123.1 million in the twenty-six weeks ended July 30, 2005. The increase in net sales was primarily due to 33 new stores opened since July 30, 2005 and a comparable store sales increase of 14.6% for the twenty-six weeks ended July 29, 2006 compared to the twenty-six weeks ended July 30, 2005. The 33 stores opened since July 30, 2005 accounted for $22.5 million of the total increase in sales, the 21 stores opened between January 30, 2005 and July 30, 2005 accounted for $6.9 million and the 199 comparable stores contributed $16.4 million of the increase in sales.  These sales increases were partially offset by one store that was closed in fiscal 2005.  Three stores have been expanded and/or relocated since July 30, 2005, two of which occurred in the twenty-six weeks ended July 29, 2006.  The increase in same store sales was due primarily to increased store traffic and a higher average item price, which we believe, resulted from the increasing popularity of branded goods.

Gross Profit.  Gross profit increased $17.6 million, or 37.6%, to $64.5 million in the twenty-six weeks ended July 29, 2006 from $46.9 million in the twenty-six weeks ended July 30, 2005.  The increase in gross profit is primarily a result of the increase in sales for the same period.  As a percentage of net sales, gross profit increased to 38.4% in the twenty-six weeks ended July 29, 2006 from 38.1% in the twenty-six weeks ended July 30, 2005.  This increase, as a percentage of net sales, was primarily due to a higher initial mark up on merchandise and lower freight costs that were partially offset by higher markdown rates as a percent of sales in the twenty-six weeks ended July 29, 2006 compared to the twenty-six weeks ended July 30, 2005.

Selling, General and Administrative Expense.  Selling, general and administrative expenses increased $11.9 million, or 29.0%, to $52.9 million in the twenty-six weeks ended July 29, 2006 from $41.0 million in the twenty-six weeks ended July 30, 2005.  The increase in these expenses was due primarily to additional store level, distribution and corporate costs arising from the opening of 33 new stores since July 30, 2005 and the Darlington, South Carolina distribution center purchased in the third quarter of last year.  Selling, general and administrative expense as a percentage of net sales decreased to 31.5% in the twenty-six weeks ended July 29, 2006 from 33.3% in the twenty-six weeks ended July 30, 2005. The decrease as a percentage of net sales was primarily due in part to the payment in the twenty-six weeks ending July 30, 2005 of a $1.2 million fee to terminate the consulting agreement with Hampshire Equity Partners and to the Company’s strong comparable sales growth which has outpaced the growth of selling, general and administrative expenses.  Partially offsetting these favorable items were $1.1 million in additional costs incurred by the Company for compliance with section 404 of the Sarbanes-Oxley Act, other legal and professional fees and increased insurance costs for medical claims in the twenty six weeks ended July 29, 2006.

Interest Income.  Interest income increased to approximately $954,000 in the twenty-six weeks ended July 29, 2006 from approximately $187,000 in the twenty-six weeks ended July 30, 2005.   The increase in interest income was due primarily to interest income earned on proceeds received from the Company’s initial public offering in the second quarter of 2005.  These proceeds are invested in marketable securities.

Interest Expense.  Interest expense decreased 67.6% to approximately $79,000 in the twenty-six weeks ended July 29, 2006 from approximately $243,000 in the twenty-six weeks ended July 30, 2005.   The decrease in interest expense was due primarily to the Company’s redemption in the second quarter of 2005 of the preferred shares subject to mandatory redemption and the Company repaying in full the mortgage on its Fahm Street Distribution Center in the second quarter of 2005.

Provision for Income Taxes.  The provision for income taxes increased 98.6% to $4.3 million in the twenty-six weeks ended July 29, 2006 from $2.2 million in the twenty-six weeks ended July 30, 2005.   The income tax rate for the twenty-six weeks ended July 29, 2006 was 34.5% compared to 37.3% for the twenty-six weeks ended July 30, 2005.  The decrease in the effective tax rate was due to the Company’s investment in tax exempt securities and Company’s redemption of its non-deductible preferred stock in the second quarter of 2005.

Net Income. Net income increased 124.1% to $8.2 million in the twenty-six weeks ended July 29, 2006 from $3.6 million in the twenty-six weeks ended July 30, 2005.  The increase in net income was due to the factors discussed above.

Thirteen Weeks Ended July 29, 2006 and July 30, 2005

Net Sales.  Net sales increased $16.9 million, or 28.4%, to $76.3 million for the thirteen weeks ended July 29, 2006 from $59.5 million in the thirteen weeks ended July 30, 2005. The increase in net sales was primarily due to 33 new stores opened since July 30, 2005 and a comparable store sales increase of 7.3% for the thirteen weeks ended July 29, 2006 compared to the thirteen weeks ended July 30, 2005. The 33 stores opened since July 30, 2005 accounted for $11.9 million of the total increase in sales, the 21 stores opened between January 30, 2005 and July 30, 2005 accounted for $1.5 million and the 199 comparable stores contributed $3.9 million of the increase in sales.  These sales increases were partially offset by one store that was closed in fiscal 2005.  Three stores have been expanded and/or relocated since July 30, 2005, none of which occurred in the thirteen weeks ended July 29, 2006.  The increase in same store sales was due primarily to an increase in the average price of items sold, which occurred primarily due to branded goods increasing as percentage of the Company’s assortment of goods sold.

Gross Profit.  Gross profit increased $6.5 million, or 29.6%, to $28.2 million in the thirteen weeks ended July 29, 2006 from $21.8 million in the thirteen weeks ended July 30, 2005.  The increase in gross profit is primarily a result of the increase in sales for the same period.  As a percentage of net sales, gross profit increased to 37.0% in the thirteen weeks ended July 29, 2006 from 36.6% in the thirteen weeks ended July 30, 2005.  This increase, as a percentage of net sales, was primarily due to a higher initial mark up on merchandise and lower freight costs that were partially offset by higher markdown rates as a percent of sales in the thirteen weeks ended July 29, 2006 compared to the thirteen weeks ended July 30, 2005.

Selling, General and Administrative Expense.  Selling, general and administrative expenses increased $5.4 million, or 25.4%, to $26.7 million in the thirteen weeks ended July 29, 2006 from $21.3 million in the thirteen weeks ended July 30, 2005. The increase in these expenses was due primarily to additional store level, distribution and corporate costs arising from the opening of 33 new stores since July 30, 2005 and the Darlington, South Carolina distribution center purchased in the third quarter of last year. Selling, general and administrative expense as a percentage of net sales decreased to 35.0% in the thirteen weeks ended July 29, 2006 from 35.8% in the thirteen weeks ended July 30, 2005. The decrease as a percentage of net sales was due in part to the payment of a $1.2 million fee in the thirteen weeks ending July 30, 2005 to terminate the consulting agreement with Hampshire Equity Partners. This was partially offset by a deleveraging of store payroll costs compared to the second quarter last year and approximately $750,000 in higher than expected costs incurred by the Company for SOX compliance, other professional fee and legal costs and by increased insurance costs related to higher medical claims in the thirteen weeks ended July 30, 2006.

Interest Income.  Interest income increased to approximately $456,000 in the thirteen weeks ended July 29, 2006 from approximately $136,000 in the thirteen weeks ended July 30, 2005. The increase in interest income was due primarily to interest income earned on proceeds from the Company’s initial public offering in the second quarter 2005. These proceeds are invested in marketable securities.

Interest Expense.  Interest expense decreased 53.2% to approximately $38,000 in the thirteen weeks ended July 29, 2006 from approximately $81,000 in the thirteen weeks ended July 30, 2005. The decrease in interest expense was due primarily to the Company’s redemption in the second quarter of 2005 of the preferred shares subject to mandatory redemption and the Company repaying in full the mortgage on its Fahm Street Distribution Center in the second quarter of 2005.

Provision for Income Taxes.  The provision for income taxes increased 300.0% to approximately $680,000 in the thirteen weeks ended July 29, 2006 from approximately $170,000 in the thirteen weeks ended July 30, 2005. The income tax rate for the thirteen weeks ended July 29, 2006 was 34.5% compared to 30.9% for the thirteen weeks ended July 30, 2005.  The increase in the effective tax rate was due to the Company’s revising its tax rate downward in the second quarter of 2005 to include the projected full year impact of the Company’s investment in tax exempt securities that began in the second quarter of 2005 and the Company’s redemption of its non-deductible preferred stock in the second quarter of 2005.

Net Income. Net income increased 235.0% to $1.3 million in the thirteen weeks ended July 29, 2006 from approximately $381,000 in the thirteen weeks ended July 30, 2005.  The increase in net income was due to the factors discussed above.

Liquidity and Capital Resources

Current Financial Condition. At July 29, 2006, the Company had total cash and marketable securities of $53.7 million compared with total cash and marketable securities of $63.5 million at January 28, 2006. The most significant factors in the change in the Company’s net liquidity position during the first thirteen weeks of 2006 were positive net income from operations adjusted for depreciation and other non-cash charges, cash retained due to the excess tax benefit of stock options exercised that would otherwise been paid for income taxes and cash deposits received for goods placed on layaway offset by the purchase of additional inventory, capital expenditures related to new store openings and the build out of our new distribution center in Darlington, South Carolina and an increase in prepaid assets and other current assets.

Inventory represented approximately 42% of the Company’s total assets as of July 29, 2006. Management’s ability to manage its inventory can have a significant impact on the Company’s cash flows from operations during a given interim period or fiscal year. In addition, inventory purchases can be somewhat seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise.

Cash Flows (Used in) Provided by Operating Activities.  Net cash (used in) provided by operating activities was ($11.1) million in the twenty-six weeks ended July 29, 2006 compared to approximately $226,000 in the twenty-six weeks ended July 30, 2005.  Uses of cash consisted of the net increase in net inventory of $18.2 million, a $3.9 million increase in the net income tax receivable/payable, a $1.6 million  increase in prepaid assets and other current assets related to tenant improvement dollars (as described below) owed by landlords for improvements to stores built out in the twenty-six weeks ended July 29, 2006 and a $1.4 million decrease in accrued compensation.  The main sources of cash provided during the twenty-six weeks ended July 29, 2006 was net income adjusted for depreciation and other non-cash charges of $12.1 million, deposits taken on layaway transactions of approximately $963,000 and increases in accrued expenses of approximately $800,000.

Cash Flows Provided by (Used in) in Investing Activities.  Cash provided by (used in) investing activities was $2.6 million in the twenty-six weeks ended July 29, 2006 and ($16.9) million in the twenty-six weeks ended July 30, 2005. Investment activities in marketable securities consisted of net redemptions of $9.1 million of cash in municipal auction rate securities.  Capital expenditure activities consisted of $6.8 million used for the purchase of property and equipment for the build out of 18 new stores, two relocations and remodels, the build out of the distribution center in Darlington, South Carolina and other general corporate purposes. $1.6 million of the Company’s capital expenditures on new stores in the twenty-six weeks ended July 29, 2006 will be reimbursed to the Company in the form of cash or free rent by the landlords of the leased properties. These tenant improvement dollars will be amortized over the life of the individual store’s lease as a reduction to occupancy expense.  Capital expenditures during fiscal 2006, are projected to be approximately $13 million to $15 million.  The Company anticipates funding its fiscal 2006 and longer term capital requirements with cash flows from operations, and cash obtained from its initial public offering in May 2005, if necessary.

Cash Flows Provided by Financing Activities.  Cash provided by financing activities was $7.7 million in the twenty-six weeks ended July 29, 2006 and approximately $35.6 million in the twenty-six weeks ended July 30, 2005.  Financing activities in the twenty-six weeks ended July 29, 2006 included the tax benefit from stock option exercises of $7.3 million, the receipt of approximately $739,000 from options exercised during our secondary offering and employee stock option exercises that occurred in the twenty-six weeks ended July 29, 2006 and scheduled repayments of approximately $361,000 on outstanding capital leases.

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

     Revenue Recognition

While the recognition of revenue is predominantly derived from routine retail transactions and does not involve significant judgment, revenue recognition represents an important accounting policy of the Company. The Company recognizes retail sales at the time the customer takes possession of the merchandise and purchases are paid for less an allowance for returns. The Company allows for returns up to 10 days after the date of sales and the estimate for returns is based on actual observed return activity 10 days after the period ends. Revenue from layaway sales is recognized when the customer has paid for and received the merchandise. However, revenue from the $2.00 service charge for participating in the layaway program and from the $5.00 re-stocking fee, if charged as part of the program, is recognized at the time of payment. All sales are from cash, check or major credit card company transactions.

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

     Stock-Based Compensation

The Company adopted SFAS No. 123R during the first quarter of fiscal 2006.  SFAS No. 123R requires the measurement and recognition of compensation expense for all stock-based awards made to employees based on estimated fair value.  The determination of the fair value of the Company’s stock options on the date of grant using an option-price model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables.  These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The fair values of options and shares issued pursuant to the Company’s stock based compensation plans at each grant date were estimated using the Black-Scholes Merton option pricing model.  If factors change and the Company employs different assumptions in the application of SFAS No. 123R in future periods, the compensation expense recorded under SFAS No. 123R may differ significantly from the amount recorded in the current period.  (See Note 2 to the Company’s Condensed Financial Statements.)

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The market risk of the Company’s financial instruments as of July 29, 2006 has not significantly changed since January 28, 2006.  The Company’s risk profile as of January 28, 2006 is disclosed in Quantitative and Qualitative Disclosures About Market Risk included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2006.

Item 4. Controls and Procedures.

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of July 29, 2006 pursuant to Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that the Company’s disclosure controls and procedures are effective in ensuring that all information required to be disclosed in the reports that the Company files or submits, under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in internal controls over financial reporting during the fiscal quarter ended July 29, 2006 identified in connection with the Chief Executive Officer’s and Chief Financial Officer’s evaluation that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

At the end of fiscal 2006, Section 404 of the Sarbanes-Oxley Act will require the Company’s management to provide an assessment of the effectiveness of the Company’s internal control over financial reporting, and the Company’s independent registered public accountants will be required to audit management’s assessment.  The Company is in the process of performing the system and process documentation, evaluation and testing required and has engaged a third party professional firm to assist management to make this assessment and for its independent registered public accountants to provide their attestation report.  The Company has not completed this process or its assessment, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated.

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

Item 1A. Risk Factors.

There are no material changes to the Risk Factors described under the title “ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K for the fiscal year ended January 28, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matter to a Vote of Security Holders.

The annual meeting of our shareholders was held on May 24, 2006. The following proposals were submitted to a vote:

The election of one director, to hold office until our annual meeting of shareholders in 2009 and until her successor is duly elected and qualified.

This proposal received the following number of votes:

	Affirmative	Withheld
Patricia Luzier	13,037,143	432,484

The other members of our board of directors whose terms of office continued after the meeting are R. Edward Anderson, John S. Lupo and Tracy L. Noll.

The amendment of Citi Trends’ Second Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 20,000,000 shares to 32,000,000 shares.  This proposal was approved with 12,530,752 shares voting for approval, 655,703 shares voting against approval, and 4,460 shares abstaining.

The ratification of the appointment of KPMG LLP as our independent auditors for fiscal year 2006. This proposal was approved with 13,178,133 shares voting for approval, 10,287 shares voting against approval, and 2,495 shares abstaining.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibits

3.1	Second Amended and Restated Certificate of Incorporation, as amended by the Certificate of Amendment dated June 22, 2006.*
10.1	Fifth Amendment to the Company’s Loan and Security Agreement with Wachovia Capital Finance dated April 2, 1999, as amended.*
10.2	$3.0 Million Promissory Note of Citi Trends, Inc. payable to Bank of America issued on June 16, 2006.*
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*†

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
Date: August 25th, 2006
	By:	/s/ Thomas W. Stoltz
	Name:	Thomas W. Stoltz
	Title:	Secretary and Chief Financial Officer