Form 10-Q
period 2006-10-28
Citi Trends Inc
filed 2006-11-28
CIK 1318484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” as defined in Rule 12b-2 of the Exchange Act.

(Check one): Large Accelerated Filer  ☐ Accelerated Filer ☐ Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 27, 2006
Common Stock, $.01 par value	13,663,462 shares

CITI TRENDS, INC.
FORM 10-Q
TABLE OF CONTENTS

Item 1. Financial Statements.

Citi Trends, Inc.

Condensed Balance Sheets
October 28, 2006 and January 28, 2006
(Unaudited)

	October 28, 2006	January 28, 2006
Assets
Current assets:
Cash and cash equivalents	$5,666,790	$9,079,388
Marketable securities, available for sale	49,904,249	54,458,146
Inventory	74,499,328	54,020,879
Prepaid and other current assets	4,293,600	3,099,919
Income tax receivable	2,624,960	—
Deferred tax asset	1,710,331	1,620,400
Total current assets	138,699,258	122,278,732
Property and equipment, net	30,334,914	23,425,601
Goodwill	1,371,404	1,371,404
Other assets	269,687	213,800
Total assets	$170,675,263	$147,289,537
Liabilities and Stockholders’ Equity
Current liabilities:
Borrowings under revolving lines of credit	$—	$—
Accounts payable	43,444,218	45,789,220
Accrued expenses	6,895,966	6,896,442
Accrued compensation	5,628,229	4,980,434
Current portion of long-term debt	107,334	—
Current portion of capital lease obligations	941,266	662,196
Income taxes payable	—	1,047,968
Layaway deposits	1,907,044	317,647
Total current liabilities	58,924,057	59,693,907
Long-term debt, less current portion	—	108,936
Capital lease obligations, less current portion	2,456,759	422,128
Other long-term liabilities	4,698,951	3,315,265
Total liabilities	66,079,767	63,540,236
Commitments and contingencies (note 7 and 8)
Stockholders’ equity:
Common stock, $0.01 par value. Authorized 32,000,000; 13,802,423 shares issued at October 28, 2006 and 13,179,765 shares issued at January 28, 2006; 13,636,673 shares outstanding at October 28, 2006 and 13,014,015 outstanding at January 28, 2006	138,024	131,798
Additional paid-in-capital	59,614,719	49,753,909
Retained earnings	45,007,303	34,028,144
Treasury stock, at cost; 165,750 shares	(164,550)	(164,550)
Total stockholders’ equity	104,595,496	83,749,301
Total liabilities and stockholders’ equity	$170,675,263	$147,289,537

See accompanying notes to the condensed financial statements (unaudited).

Citi Trends, Inc.

Condensed Statements of Operations
Thirty-nine Weeks Ended October 28, 2006 and October 29, 2005
(Unaudited)

	Oct. 28, 2006	Oct. 29, 2005
Net sales	$255,129,560	$192,960,784
Cost of sales	157,639,477	119,038,450
Gross profit	97,490,083	73,922,334
Selling, general and administrative expenses	82,124,564	64,281,322
Income from operations	15,365,519	9,641,012
Interest income	1,429,239	499,403
Interest expense, including redeemable preferred stock dividend in 2005	(168,599)	(302,335)
Income before provision for income taxes	16,626,159	9,838,080
Provision for income taxes	5,647,000	3,560,000
Net income	$10,979,159	$6,278,080
Basic income per common share	$0.81	$0.55
Diluted income per common share	$0.78	$0.49
Average number of shares outstanding
Basic	13,515,645	11,348,502
Diluted	14,031,733	12,847,419

See accompanying notes to the condensed financial statements (unaudited).

Citi Trends, Inc.

Condensed Statements of Operations
Thirteen Weeks Ended October 28, 2006 and October 29, 2005
(Unaudited)

	Oct. 28, 2006	Oct 29, 2005
Net sales	$87,118,399	$69,894,855
Cost of sales	54,155,525	42,872,559
Gross profit	32,962,874	27,022,296
Selling, general and administrative expenses	29,202,316	23,252,521
Income from operations	3,760,558	3,769,775
Interest income	475,735	314,089
Interest expense	(89,994)	(61,635)
Income before provision for income taxes	4,146,299	4,022,229
Provision for income taxes	1,337,000	1,390,000
Net income	$2,809,299	$2,632,229
Basic income per common share	$0.21	$0.21
Diluted income per common share	$0.20	$0.18
Average number of shares outstanding
Basic	13,583,263	12,825,199
Diluted	14,082,634	14,379,974

See accompanying notes to the condensed financial statements (unaudited).

Citi Trends, Inc.

Condensed Statements of Cash Flows
Thirty-Nine Weeks Ended October 28, 2006 and October 29, 2005
(Unaudited)

	Oct. 28, 2006	Oct 29, 2005
Operating activities:
Net income	$10,979,159	$6,278,080
Adjustment to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,962,636	4,369,232
Gain on disposal of property and equipment	(283,476)	161,506
Deferred income taxes	(89,931)	(23,412)
Stock option expense	661,828	75,531
Dividends on preferred shares subject to mandatory redemption	—	100,308
Tax benefit on stock option exercise	—	1,316,621
Changes in assets and liabilities:
Inventory	(20,478,449)	(17,805,643)
Prepaid and other current assets	(1,193,681)	(576,850)
Other assets	(69,222)	(73,388)
Accounts payable	(2,345,002)	6,666,006
Accrued expenses and other long-term liabilities	1,383,210	2,601,051
Accrued compensation	647,795	2,476,603
Income tax receivable	(3,672,928)	(3,740,299)
Layaway deposits	1,589,397	1,241,962
Net cash (used in) provided by operating activities	(6,908,664)	3,067,308
Investing activities:
Investments in marketable securities	(20,133,918)	(40,215,652)
Sales of marketable securities	24,687,815	7,634,586
Insurance proceeds received for property and equipment	268,744	—
Purchase of property and equipment	(10,023,458)	(8,431,852)
Net cash used in investing activities	(5,200,817)	(41,012,918)
Financing activities:
Repayments on long-term debt and capital lease obligations	(508,325)	(2,237,296)
Proceeds from payment of shareholder note receivable	—	23,691
Repayment of preferred shares subject to mandatory redemption	—	(3,605,000)
Excess tax benefits realized from the exercise of stock options	8,418,608	—
Proceeds from the sale of stock	—	41,074,909
Proceeds from the exercise of stock options	786,600	258,996
Net cash provided by financing activities	8,696,883	35,515,300
Net decrease in cash and cash equivalents	(3,412,598)	(2,430,310)
Cash and cash equivalents:
Beginning of period	9,079,388	11,801,442
End of period	$5,666,790	$9,371,132

Supplemental disclosure of cash flow information:
Cash paid for interest	$138,807	$664,750
Cash paid for income taxes	$991,250	$6,007,090
Purchases of property and equipment financed by entering into capital leases	$2,820,426	$514,191

See accompanying notes to the condensed financial statements(unaudited).

Citi Trends, Inc
Notes to the Condensed Financial Statements (unaudited)
October 28, 2006

1. Basis of Presentation

The condensed balance sheet as of October 28, 2006, the condensed statements of operations for the thirty-nine and thirteen-week periods ended October 28, 2006 and October 29, 2005, and the condensed statements of cash flows for the thirty-nine week periods ended October 28, 2006 and October 29, 2005 have been prepared by Citi Trends, Inc. (the “Company”), without audit. The condensed balance sheet as of January 28, 2006 has been derived from the audited financials statements as of that date, but does not include all required year end disclosures.  In the opinion of management, such statements include all adjustments considered necessary to present fairly the Company’s financial position as of October 28, 2006 and January 28, 2006, and its results of operations and cash flows at October 28, 2006 and October 29, 2005 and for all periods presented.

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

The results of operations for the thirty-nine and thirteen weeks ended October 28, 2006 are not necessarily indicative of the operating results that may be expected for the year ending February 3, 2007.

The following contains references to years 2006 and 2005, which represent fiscal years ending or ended on February 3, 2007 (fiscal 2006) and January 28, 2006 (fiscal 2005), respectively. Fiscal 2006 has a 53-week accounting period and fiscal 2005 has a 52-week accounting period.

2. Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. Stock-Based Compensation

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

On March 8, 2005 the Company adopted the 2005 Citi Trends, Inc.  Long Term Incentive Plan,  (the “Incentive Plan”), which became effective upon the consummation of the Company’s initial public offering in May, 2005.   The Incentive Plan superseded and replaced the 1999 Plan.  The Incentive Plan provides for the grant of incentive and nonqualified options to key employees and directors.  The Board of Directors determines the exercise prices of the option grants which are generally equal to the closing market price of the Company’s stock on the date of grant.  Option grants generally vest in equal installments over four years from the date of grant and are generally exercisable up to ten years from the date of grant.   Under the Incentive Plan, the Company may issue up to 1,300,000 shares of common stock that may be issued upon the exercise of stock options and other equity incentive awards.

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

Under SFAS No. 123R, the fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model, which uses the assumptions noted in the following table. Expected volatility is based on estimated future volatility of the Company’s common stock price. Having completed its initial public offering in May 2005, the Company has limited historical data regarding the price of its publicly traded shares.  To estimate future volatility of the Company’s stock price, the stock price volatility of similar entities for which shares have been publicly traded for a period of seven years or more was measured. The Company uses a volatility measure which is approximately equal to the average volatility of such similar entities as measured over a period of the most recent seven years. The Company uses historical data to estimate forfeitures used in the model. The expected term of options granted is based on guidance provided by the SEC Staff Accounting Bulletin 107 (“simplified method” for “plain vanilla” options.).  The simplified method (available for entities which do not have sufficient historical exercise data available for making a refined estimate of expected term) assumes a 10 year contractual term with vesting at a rate of 25% per year. Accordingly, expected term = ((vesting term + original contractual term)/2). The risk-free interest rate for the periods which corresponds with the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The following is a summary of the Company’s assumptions as of October 28, 2006 under SFAS No. 123R.

	Thirty-nine Weeks Ended		Thirteen Weeks Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	50.00%	50.00%	50.00%	50.00%
Risk-free interest rate	4.63% - 5.26%	3.61% - 3.97%	4.74%	3.97%
Weighted-average expected lives, in years	6.18 years	6.23 years	6.25 years	6.25 years
Forfeiture rate	0% - 5.0%	10.0%	5.0%	10.0%

A summary of the status of stock options under our plans and changes during the thirty-nine weeks ended October 28, 2006 is presented in the table below:

	Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at beginning of period	1,572,833	$2.60
Granted	89,750	40.46
Exercised	(623,437)	1.30		$21,010,269
Forfeited	(20,650)	14.47

Outstanding end of period	1,018,496	$6.49	5.5	$32,904,027

Options exercisable end of period	750,321	$1.36	4.3	$27,934,790

The weighted average grant-date fair value of options granted during the thirty-nine and thirteen weeks ended October 28, 2006 was $21.96 and $16.65 per share, respectively or approximately $1,970,000 and $54,100, respectively for all options granted.  The weighted average grant-date fair value of options granted during the thirty-nine and thirteen weeks ended October 29, 2005 was $7.59 and $13.89  per share, respectively or approximately $1,305,000 and $55,600, respectively for all options granted. Cash received from options exercised totaled approximately $810,000 and $263,000 for the thirty-nine weeks ended October 28, 2006 and October 29, 2005, respectively and approximately $71,000 and $113,000 for the thirteen weeks ended October 28, 2006, and October 29, 2005, respectively.

Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Condensed Statements of Cash Flows. SFAS No. 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (“excess tax benefits”) be classified as financing cash flows. For the thirty-nine and thirteen weeks ended October 28, 2006, excess tax benefits realized from the exercise of stock options was approximately $8,419,000 and $1,058,000, respectively.

During the thirty-nine weeks and thirteen weeks ended October 28, 2006, the Company recognized approximately $662,000 ($434,000 after tax) and $246,000 ($161,000 after tax), respectively, in share-based compensation expense with a resulting increase in its deferred tax assets of approximately $228,000 and $85,000 respectively, for the thirty-nine weeks and thirteen weeks ended October 28, 2006. No compensation cost was recognized prior to January 29, 2006, except for option grants made in 2001 and 2004 that were issued below fair market value.  Had compensation cost for our share-based compensation plans been determined consistent with SFAS No. 123R, the Company’s net income and earnings per share for the thirty-nine weeks and thirteen weeks ended October 29, 2005 would have been reduced to the following pro forma amounts:

	Thirty-nine Weeks Ended October 29, 2005	Thirteen Weeks Ended October 29, 2005
Net income, as reported	$6,278,080	$2,632,229
Add stock-based employee compensation expense included in reported net income, net of tax of $27,336 for the thirty-nine weeks and $9,115 in the thirteen weeks	48,195	16,065
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax of $98,350 for the thirty-nine weeks and $44,248 in the thirteen weeks	(173,335)	(77,985)
Pro forma net income	$6,152,940	$2,570,309
As reported basic income per common share	$0.55	$0.21
Pro forma basic income per common share	$0.54	$0.20
As reported diluted income per common share	$0.49	$0.18
Pro forma diluted income per common share	$0.48	$0.18

As of October 28, 2006, the total compensation cost related to non-vested awards that will be incurred in future periods amounts to approximately $2,384,000.  The weighted-average period over which this amount is expected to be recognized is 35.7 months.  The Company’s stock option plans allows the Company to issue new shares from shares authorized for issuance or repurchase shares on the open market to complete employee stock option exercises.  The Company does not currently plan to repurchase shares.

4. Earnings per Share

Earnings per share is based on the weighted average number of common shares outstanding and diluted earnings per share is based on the weighted average number of common shares outstanding plus the incremental shares that would have been outstanding upon the assumed exercise of all dilutive stock options.

The following table is a reconciliation of the number of average common shares outstanding used to calculate basic earnings per share to the number of common shares and common share equivalents outstanding used in calculating diluted earnings per share for the thirty-nine weeks ended October 28, 2006 and October 29, 2005:

	Thirty-nine Weeks Ended
	October 28, 2006	October 29, 2005
Average number of common shares outstanding	13,515,645	11,348,502
Incremental shares from assumed exercises of stock options	516,088	1,498,917
Average number of common shares and common stock equivalents outstanding	14,031,733	12,874,419

According to SFAS No. 128, Earnings per Share, the dilutive effect of stock-based compensation arrangement is determined using the treasury stock method.   This method assumes that the proceeds the Company receives from the exercise of stock options are used to repurchase common shares in the market.  The adoption of SFAS No. 123R, Share-Based Payment requires the Company to include as assumed proceeds the amount of compensation cost attributed to future services and not yet recognized, and the amount of tax benefits (both deferred and current), if any, that would be credited to additional paid-in capital assuming exercise of the options.  For the thirty-nine weeks ended October 28, 2006 the recognition of these assumed proceeds using the Treasury Stock method reduces the recognized dilution due to the Company’s stock options outstanding. For the thirty-nine weeks ended October 28, 2006 and the thirty-nine weeks ended October 29, 2005 there were 75,750 and 4,000 options outstanding respectively, to purchase shares of common stock excluded from the calculation of diluted earnings per share because of antidilution.

For the thirty-nine weeks ended October 29, 2005, had the amount of incremental shares from assumed exercises of stock options been calculated consistently with the treasury stock method as modified due to the Company’s implementation of SFAS No. 123R on January 29, 2006, incremental shares assumed issued, the average number of common shares and common stock equivalents, and the resulting diluted earnings per share would have been as follows:

	Thirty-nine Weeks ended October 29, 2005
	As Reported	Pro Forma
Average number of common shares outstanding	11,348,502	11,348,502
Incremental shares from assumed exercises of stock options	1,498,917	979,745
Average number of common shares outstanding and common stock equivalents outstanding	12,847,419	12,328,247

Net income as reported	$6,278,080	$6,278,080
Basic earnings per share	$0.55	$0.55
Diluted earnings per share	$0.49	$0.51

The following table is a reconciliation of the number of average common shares outstanding used to calculate basic earnings per share to the number of common shares and common share equivalents outstanding used in calculating diluted earnings per share for the thirteen weeks ended October 28, 2006 and October 29, 2005:

	Thirteen Weeks Ended
	October 28, 2006	October 29, 2005
Average number of common shares outstanding	13,583,263	12,825,199
Incremental shares from assumed exercises of stock options	499,371	1,554,775
Average number of common shares and common stock equivalents outstanding	14,082,634	14,379,974

For the thirteen weeks ended October 28, 2006 and the thirteen weeks ended October 29, 2005 there were 85,950 options and 4,000 options outstanding respectively, to purchase shares of common stock excluded from the calculation of diluted earnings per share because of antidilution.

For the thirteen weeks ended October 29, 2005, had the amount of incremental shares from assumed exercises of stock options been calculated consistently with the treasury stock method as modified due to the Company’s implementation of SFAS No. 123R on January 29, 2006, incremental shares assumed issued, the average number of common shares and common stock equivalents, and the resulting diluted earnings per share would have been as follows:

	Thirteen Weeks ended October 29, 2005
	As Reported	Pro Forma
Average number of common shares outstanding	12,825,199	12,825,199
Incremental shares from assumed exercises of stock options	1,554,775	1,015,330
Average number of common shares outstanding and common stock equivalents outstanding	14,379,974	13,840,529

Net income as reported	$2,632,229	$2,632,229
Basic earnings per share	$0.21	$0.21
Diluted earnings per share	$0.18	$0.19

5. Marketable Securities

Marketable securities consist of highly liquid, auction rate municipal securities of at least grade AA by Standard and Poor’s or Aa by Moody’s.  While the underlying security has a long-term nominal maturity, the interest rate is periodically reset through “Dutch Auctions” typically every seven through forty-nine days.  As of October 28, 2006, all auction rate securities held by the Company were purchased with reset periods of 35 days.  The Company has the opportunity to sell its investment during such periodic auctions subject to the availability of buyers.  Since these auction rate securities are priced and subsequently trade at short-term intervals, they are classified as current assets.

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

6. Revolving Lines of Credit

The Company has a revolving line of credit with Wachovia Capital Finance that is secured by substantially all of the Company’s assets and pursuant to which the Company pays customary fees. This secured line of credit expires in April 2007. At October 28, 2006, the line of credit provided for aggregate cash borrowings and the issuance of letters of credit up to the lesser of $25,000,000 or the Company’s borrowing base (approximately $25,000,000 at October 28, 2006), as defined in the credit agreement. Borrowings under this secured line of credit bear interest at either the prime rate or the Eurodollar rate plus 2.25%, at the Company’s election, based on conditions in the credit agreement. Additionally, there is a letter of credit fee of 1.25% per annum on the outstanding balance of letters of credit.  On May 18, 2006, the Company entered into an amendment (the “Fifth Amendment”) to its Loan and Security Agreement dated April 2, 1999, as amended (the “Loan Agreement”), with Wachovia Capital Finance. The Fifth Amendment provides, subject to certain conditions, that the reduction by Hampshire Equity Partners, L.P., the Company’s largest stockholder, of its investment in the Company is not an event of default under the Loan Agreement.  At October 28, 2006, there were no outstanding borrowings on the revolving line of credit, nor were there any outstanding letters of credit. Under the terms of the credit agreement, the Company is required to maintain a minimum tangible net worth. The Company was in compliance with this requirement at October 28, 2006.

On June 16, 2006, the Company entered into a renewal of its unsecured revolving line of credit with Bank of America.  The renewal extends the expiration date on the line of credit to June 30, 2007. At October 28, 2006, the line of credit provided for aggregate cash borrowings up to $3,000,000. Borrowings under the credit agreement bear interest at the London Interbank Offered Rate (LIBOR) plus 2.00%. At October 28, 2006, there were no outstanding borrowings on this unsecured revolving line of credit.

7. Long-term Debt and Capital Lease Obligations

Capital Leases. The Company has capital lease obligations that finance the purchase of its computer equipment. The Company entered into a capital lease in August of 2006 to finance equipment for its stores and to buy out several older leases.  These obligations have maturity dates ranging from November 2006 to January 2010. The interest rates on these obligations range from 7.2% to 17.5%. All of these obligations are secured by the computer equipment under the lease.

As of October 28, 2006 and January 28, 2006, long-term debt and capital lease obligations consist of the following:

	October 28, 2006	January 28, 2006
Non-negotiable three year junior subordinated note payable on September 30, 2007 issued in exchange for 600 shares of common stock	107,334	108,936
Capital lease obligations issued to finance purchase of computer equipment; payable in monthly installments averaging approximately $117,147, $117,147 $108,806 and $106,026 in 2006, 2007, 2008 and 2009, with maturity dates ranging from November 2006 to January 2010; interest at rates ranging from 7.2% to 17.5%; secured by computer equipment	3,398,025	1,084,324
Total Long Term Debt and Capital Lease Obligations	3,505,359	1,193,260
Less current portion of long-term debt and capital lease obligations	1,048,600	662,196
Total Long Term Debt and Capital Lease Obligations, less current portion	$2,456,759	$531,064

As of October 28, 2006, annual long-term debt and capital lease obligation maturities are as follows:

Fiscal Year	Long-term Debt	Capital Lease Obligations
4th quarter 2006	$—	$351,440
2007	107,334	1,405,761
2008	—	1,305,672
2009	—	1,272,309
	107,334	4,335,183
Less portion attributable to future interest payments (at rates ranging from 7.2% to 17.5%)	—	(937,157)
Total Long Term Debt and Capital Lease Obligations	$107,334	$3,398,025

8. Contingencies

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

9. Related Party Transactions — Management Consulting Agreement

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

Included in operating expenses for the thirty-nine weeks ended October 28, 2006 were management fees of $0 compared to management fees of $72,857 for the thirty-nine weeks ended October 29, 2005 and the termination fee of $1.2 million for the thirty-nine weeks ended October 29, 2005.

10. Secondary Offering

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

11. Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), an interpretation of SFAS No. 109,  Accounting for Income Taxes, (“SFAS No. 109”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to SFAS 109. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006.  The Company is currently assessing the impact of FIN 48 on its financial statements.

In October 2005, the FASB issued FASB Staff Position (FSP) No. FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period, which mandates that rental costs associated with ground or building operating leases incurred during construction shall be recognized as rental expense. The guidance is effective as of the first reporting period beginning after December 15, 2005. The adoption of FSP No. FAS 13-1 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 addresses the process and diversity in practice of quantifying financial statement misstatements resulting in the potential build up of improper amounts on the balance sheet. The Company will be required to adopt the provisions of SAB 108 in fiscal 2007. The Company does not believe that the adoption of SAB 108 will have a material impact on its consolidated financial statements.

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

Overview

The Company is a rapidly growing, value-priced retailer of urban fashion apparel and accessories for the entire family. The Company’s merchandise offerings are designed to appeal to the preferences of fashion conscious consumers, particularly African-Americans. Stores are located in the Southeast, the Mid-Atlantic region, Texas and the Midwest. As of October 28, 2006, there were 266 stores in operation in both urban and rural markets in sixteen states.

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

Thirty-nine Weeks Ended October 28, 2006 and October 29, 2005

Net Sales.  Net sales increased $62.2 million, or 32.2%, to $255.1 million for the thirty-nine weeks ended October 28, 2006 from $193.0 million in the thirty-nine weeks ended October 29, 2005. The increase in net sales was primarily due to 41 new stores opened since October 29, 2005 and a comparable store sales increase of 11.6% for the thirty-nine weeks ended October 28, 2006 compared to the thirty-nine weeks ended October 29, 2005. The 41 stores opened since October 29, 2005 accounted for $31.2 million of the total increase in sales, the 26 stores opened between January 30, 2005 and October 29, 2005 accounted for $11.8 million and the 199 comparable stores contributed $20.2 million of the increase in sales.  These sales increases were partially offset by one store that was closed in fiscal 2005.  Three stores have been expanded and/or relocated since October 29, 2005, all of which occurred in the thirty-nine weeks ended October 28, 2006.  The increase in same store sales was due primarily to increased store traffic and a higher average item price, which we believe, resulted from the increasing popularity of branded goods.

Gross Profit.  Gross profit increased $23.6 million, or 31.9%, to $97.5 million in the thirty-nine weeks ended October 28, 2006 from $73.9 million in the thirty-nine weeks ended October 29, 2005.  The increase in gross profit is primarily a result of the increase in sales for the same period.  As a percentage of net sales, gross profit decreased to 38.2% in the thirty-nine weeks ended October 28, 2006 from 38.3% in the thirty-nine weeks ended October 29, 2005.  This decrease, as a percentage of net sales, was primarily due to higher markdown rates as a percent of sales in the thirty-nine weeks ended October 28, 2006 compared to the thirty-nine weeks ended October 29, 2005 that were partially offset by a higher initial mark up on merchandise.

Selling, General and Administrative Expense.  Selling, general and administrative expenses increased $17.8 million, or 27.8%, to $82.1 million in the thirty-nine weeks ended October 28, 2006 from $64.3 million in the thirty-nine weeks ended October 29, 2005.  The increase in these expenses was due primarily to additional store level, distribution and corporate costs arising from the opening of 41 new stores since October 29, 2005.  Selling, general and administrative expense as a percentage of net sales decreased to 32.2% in the thirty-nine weeks ended October 28, 2006 from 33.3% in the thirty-nine weeks ended October 29, 2005. The decrease as a percentage of net sales was primarily due in part to the payment in the thirty-nine weeks ending October 29, 2005 of a $1.2 million fee to terminate the consulting agreement with Hampshire Equity Partners and to leveraging corporate costs against new store and comparable store sales growth.   Partially offsetting these favorable items were additional costs incurred by the Company for compliance with section 404 of the Sarbanes-Oxley Act, other legal and professional fees and increased insurance costs for medical claims in the thirty-nine weeks ended October 28, 2006, all of which totaled approximately $2.0 million.

Interest Income.  Interest income increased to $1.4 million in the thirty-nine weeks ended October 28, 2006 from approximately $499,000 in the thirty-nine weeks ended October 29, 2005.   The increase in interest income was due primarily to interest income earned on proceeds received from the Company’s initial public offering in the second quarter of 2005.  These proceeds are invested in marketable securities.

Interest Expense.  Interest expense decreased 44.2% to approximately $169,000 in the thirty-nine weeks ended October 28, 2006 from approximately $302,000 in the thirty-nine weeks ended October 29, 2005.   The decrease in interest expense was due primarily to the Company’s redemption in the second quarter of 2005 of the preferred shares subject to mandatory redemption and the Company repaying in full the mortgage on its Fahm Street Distribution Center in the second quarter of 2005.

Provision for Income Taxes.  The provision for income taxes increased 58.6% to $5.6 million in the thirty-nine weeks ended October 28, 2006 from $3.6 million in the thirty-nine weeks ended October 29, 2005.   The income tax rate for the thirty-nine weeks ended October 28, 2006 was 34.0% compared to 36.2% for the thirty-nine weeks ended October 29, 2005.  The decrease in the effective tax rate was due to the Company’s increased investment in tax exempt securities and the Company’s increased realization of various tax credits in the thirty-nine weeks ended October 28, 2006 compared to the thirty nine weeks ended October 29, 2005 and the absence of any non-deductible interest expense in fiscal year 2006.

Net Income. Net income increased 74.9% to $11.0 million in the thirty-nine weeks ended October 28, 2006 from $6.3 million in the thirty-nine weeks ended October 29, 2005.  The increase in net income was due to the factors discussed above.

Thirteen Weeks Ended October 28, 2006 and October 29, 2005

Net Sales.  Net sales increased $17.2 million, or 24.6%, to $87.1 million for the thirteen weeks ended October 28, 2006 from $69.9 million in the thirteen weeks ended October 29, 2005. The increase in net sales was primarily due to 41 new stores opened since October 29, 2005 and a comparable store sales increase of 6.2% for the thirteen weeks ended October 28, 2006 compared to a comparable store sales increase of 25.0% for the thirteen weeks ended October 29, 2005. The 41 stores opened since October 29, 2005 accounted for $12.9 million of the total increase in sales, the 26 stores opened between January 30, 2005 and October 29, 2005 accounted for approximately $588,000 and the 199 comparable stores contributed $3.8 million of the increase in sales.  These sales increases were partially offset by one store that was closed in fiscal 2005.  Three stores have been expanded and/or relocated since October 29, 2005, none of which occurred in the thirteen weeks ended October 28, 2006.  The increase in same store sales was due primarily to an increase in the average price of items sold, which occurred primarily due to branded goods increasing as percentage of the Company’s assortment of goods sold.

Gross Profit.  Gross profit increased $5.9 million, or 22.0%, to $33.0 million in the thirteen weeks ended October 28, 2006 from $27.0 million in the thirteen weeks ended October 29, 2005.  The increase in gross profit is primarily a result of the increase in sales for the same period.  As a percentage of net sales, gross profit decreased to 37.8% in the thirteen weeks ended October 28, 2006 from 38.7% in the thirteen weeks ended October 29, 2005.  This decrease, as a percentage of net sales, was primarily due to higher markdowns rates as of percent of sales and an increase in shrink expense as a percent of sales in the thirteen weeks ended October 28, 2006 compared to the thirteen weeks ended October 29, 2005, that were partially offset by a higher initial mark up on merchandise and lower freight costs.   The Company’s markdown rates increased in the thirteen weeks ended October 28, 2006 compared to the thirteen weeks ended October 29, 2005 as the Company markdown experience returned to historical norms one year after the post-hurricane sales.

Selling, General and Administrative Expense.  Selling, general and administrative expenses increased $5.9 million, or 25.6%, to $29.2 million in the thirteen weeks ended October 28, 2006 from $23.3 million in the thirteen weeks ended October 29, 2005.  The increase in these expenses was due primarily to additional store level, distribution and corporate costs arising from the opening of 41 new stores since October 29, 2005.  Selling, general and administrative expense as a percentage of net sales increased to 33.5% in the thirteen weeks ended October 28, 2006 from 33.3% in the thirteen weeks ended October 29, 2005.  Expenses related to auditing and SOX Compliance were approximately $543,000 and approximately $168,000, respectively for the thirteen weeks ended October 28, 2006 and the thirteen weeks ended October 29, 2005.  The increase as a percentage of net sales was primarily due to the deleveraging of occupancy costs and store payroll compared to the third quarter last year.  This deleveraging was partially offset by property losses in the thirteen weeks ended October 29, 2005 from Hurricanes Katrina, Rita and Wilma which totaled approximately $700,000.

Interest Income.  Interest income increased to approximately $476,000 in the thirteen weeks ended October 28, 2006 from approximately $314,000 in the thirteen weeks ended October 29, 2005.   The increase in interest income was due primarily to more cash invested in short term marketable securities and higher interest rates realized on cash invested in the thirteen weeks ended October 28, 2006 compared to the thirteen weeks ended October 29, 2005.

Interest Expense.  Interest expense increased 46.0% to approximately $90,000 in the thirteen weeks ended October 28, 2006 from approximately $62,000 in the thirteen weeks ended October 29, 2005.   The increase in interest expense was due primarily to the Company’s entering into a new $3.3 million equipment lease in the third quarter of 2006.

Provision for Income Taxes.  The provision for income taxes decreased 3.8% to $1.3 million in the thirteen weeks ended October 28, 2006 from $1.4 million in the thirteen weeks ended October 29, 2005.   The income tax rate for the thirteen weeks ended October 28, 2006 was 32.2% compared to 34.6% for the thirteen weeks ended October 29, 2005.  The decrease in the effective tax rate was due to the Company’s increased investment in tax exempt securities and the Company’s increased realization of various tax credits in the thirteen weeks ended October 28, 2006 compared to the thirteen weeks ended October 29, 2005.

Net Income. Net income increased 6.7% to $2.8 million in the thirteen weeks ended October 28, 2006 from $2.6 million in the thirteen weeks ended October 29, 2005.  The increase in net income was due to the factors discussed above.

Liquidity and Capital Resources

Current Financial Condition. At October 28, 2006, the Company had total cash and marketable securities of $55.6 million compared with total cash and marketable securities of $63.5 million at January 28, 2006. The most significant factors in the change in the Company’s net liquidity position during the first thirty-nine weeks of 2006 were the purchase of additional inventory, capital expenditures related to new store openings, and the build out of our new distribution center in Darlington, South Carolina and an increase in prepaid assets and other current assets which was partially offset by net income from operations adjusted for depreciation and other non-cash charges, cash retained due to the excess tax benefit of stock options exercised that would otherwise been paid for income taxes and cash deposits received for goods placed on layaway.

Inventory represented approximately 44% of the Company’s total assets as of October 28, 2006. Management’s ability to manage its inventory can have a significant impact on the Company’s cash flows from operations during a given interim period or fiscal year. In addition, inventory purchases can be somewhat seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise.

Cash Flows (Used in) Provided by Operating Activities.  Net cash (used in) provided by operating activities was ($6.9) million in the thirty-nine weeks ended October 28, 2006 compared to $3.1 million in the thirty-nine weeks ended October 29, 2005.  Uses of cash consisted of the increase in net inventory of $22.8 million, a $3.7 million increase in the net income tax receivable/payable and a $1.2 million increase in prepaid assets and other current assets.  The main sources of cash provided during the thirty-nine weeks ended October 28, 2006 was net income adjusted for depreciation and other non-cash charges of $17.2 million, increases in accrued expenses and compensation of $2.0 million and deposits taken on layaway transactions of $1.6 million.

Cash Flows Used in Investing Activities.  Cash used in investing activities was $5.2 million in the thirty-nine weeks ended October 28, 2006 and $41.0 million in the thirty-nine weeks ended October 29, 2005. Investment activities in marketable securities consisted of net redemptions of $4.6 million of cash in municipal auction rate securities.  Capital expenditure activities consisted of $10.0 million used for the purchase of property and equipment for the build out of 31 new stores, three relocations and remodels, the build out of the distribution center in Darlington, South Carolina and other general corporate purposes. $2.0 million of the Company’s capital expenditures on new stores in the thirty-nine weeks ended October 28, 2006 will be reimbursed to the Company in the form of cash or free rent by the landlords of the leased properties. These tenant improvement dollars will be amortized over the life of the individual store’s lease as a reduction to occupancy expense.  Capital expenditures during fiscal 2006, are projected to be approximately $12 million to $13 million.  The Company anticipates funding its fiscal 2006 and longer term capital requirements with cash flows from operations, and cash obtained from its initial public offering in May 2005, if necessary.

Cash Flows Provided by Financing Activities.  Cash provided by financing activities was $8.7 million in the thirty-nine weeks ended October 28, 2006 and approximately $35.5 million in the thirty-nine weeks ended October 29, 2005.  Financing activities in the thirty-nine weeks ended October 28, 2006 included the tax benefit from stock option exercises of $8.4 million, the receipt of approximately $787,000 from options exercised during our secondary offering and employee stock option exercises that occurred in the thirty-nine weeks ended October 28, 2006 and repayments of approximately $508,000 on outstanding capital leases.

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

     Stock-Based Compensation

The Company adopted SFAS No. 123R during the first quarter of fiscal 2006.  SFAS No. 123R requires the measurement and recognition of compensation expense for all stock-based awards made to employees based on estimated fair value.  The determination of the fair value of the Company’s stock options on the date of grant using an option-price model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables.  These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The fair values of options and shares issued pursuant to the Company’s stock based compensation plans at each grant date were estimated using the Black-Scholes Merton option pricing model.  If factors change and the Company employs different assumptions in the application of SFAS No. 123R in future periods, the compensation expense recorded under SFAS No. 123R may differ significantly from the amount recorded in the current period.  (See Note 3 to the Company’s Condensed Financial Statements.)

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

For scheduled rent escalation clauses during the lease terms or for rental payments commencing “rent holidays” at a date other than the date of initial occupancy, the Company records minimum rental expenses on a straight-line basis over the terms of the leases.  For tenant improvement allowances the Company records a deferred rent liability on the balance sheets and amortizes the deferred rent over the terms of the leases.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The market risk of the Company’s financial instruments as of October 28, 2006 has not significantly changed since January 28, 2006.  The Company’s risk profile as of January 28, 2006 is disclosed in Quantitative and Qualitative Disclosures About Market Risk included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2006.

Item 4. Controls and Procedures.

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of October 28, 2006 pursuant to Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that the Company’s disclosure controls and procedures are effective in ensuring that all information required to be disclosed in the reports that the Company files or submits, under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in internal controls over financial reporting during the fiscal quarter ended October 28, 2006 identified in connection with the Chief Executive Officer’s and Chief Financial Officer’s evaluation that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 4. Submission of Matter to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

As previously disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2006, Tom Stoltz resigned as Chief Financial Officer and Senior Vice President of Finance of the Company, effective November 30, 2006, to accept a position with another company. The Company has initiated a search for his replacement. Mr. Stoltz will assist in the transition of his duties.  In the interim, Christopher Bergen, Director of Financial Reporting, will serve in the role of Principal Financial and Accounting Officer and will report directly to Ed Anderson, Chairman and Chief Executive Officer.

Christopher Bergen is 34 and has served as the Director of Financial Reporting for the Company since March 2004. From September 2002 to March 2004, Mr. Bergen served as Assistant Controller for the Company. From August 1999 to August 2002, Mr. Bergen served as the Financial Statement Coordinator for Swifty Serve Corporation, which was a convenience store chain located in Durham, North Carolina. Mr. Bergen is a certified public accountant licensed in North Carolina.

Item  6. Exhibits.

Exhibits

10.1	Amendment to the 1999 Allied Fashion Inc. Stock Option Plan (as previously amended and restated effective as of June 17, 2004) *
10.2	Amendment to the Citi Trends, Inc. 2005 Long-Term Incentive Plan *
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*†

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
Date: November 28, 2006

	By:	/s/ Thomas W. Stoltz
	Name:	Thomas W. Stoltz
	Title:	Secretary and Chief Financial Officer