Form 10-K
period 2007-02-03
Citi Trends Inc
filed 2007-04-11
CIK 1318484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended February 3, 2007

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the transition period from                to

Commission File Number: 000-51315

CITI TRENDS, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-2150697
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

102 Fahm Street, Savannah, Georgia	31401
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code  (912) 236-1561

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 Par Value	NASDAQ Stock Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   ☐         Accelerated filer   ☒         Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $203,027,873 at July 28, 2006.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: Common Stock, par value $.01 per share, 13,866,191 shares outstanding as of April 2, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information from the registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year covered by this Annual Report on Form 10-K, with respect to the Annual Meeting of Stockholders to be held on May 30, 2007.

FORM 10-K REPORT INDEX

PART I

Some statements in, or incorporated by reference into, this Annual Report on Form 10-K (this “Report”)  may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than historical facts contained in this report, including statements regarding our future financial position, business policy and plans and objectives and expectations of management for future operations, are forward-looking statements. The words “believe,” “may,” “could,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan,” “project” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events, including, among other things: implementation of our growth strategy; our ability to anticipate and respond to fashion trends; competition in our markets; consumer spending patterns; actions of our competitors or anchor tenants in the strip shopping centers where our stores are located; and anticipated fluctuations in our operating results.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Item 1A Risk Factors and elsewhere in this Report and the other documents we file with the Securities and Exchange Commission (“SEC”), including our reports on Form 8-K and Form 10-Q, and any amendments thereto. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. These forward-looking statements speak only as of the date of such statements. Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the SEC, we do not plan to publicly update or revise any forward-looking statements contained in this Report, whether as a result of any new information, future events or otherwise.

Information is provided herein with respect to our operations related to our fiscal years ended on February 3, 2007 (“fiscal 2006”), January 28, 2006 (“fiscal 2005”), and January 29, 2005 (“fiscal 2004”) .

ITEM 1. BUSINESS

Overview and History

We are a rapidly growing, value-priced retailer of urban fashion apparel and accessories for the entire family. We offer quality, branded products from nationally recognized brands, as well as private label products and a limited assortment of home décor items. Our merchandise offerings are designed to appeal to the preferences of fashion conscious consumers, particularly African-Americans. We believe that we provide merchandise at compelling values. Our goal is to provide nationally recognized branded merchandise at 20% to 60% discounts to department and specialty stores’ regular prices. Our stores average approximately 9,500 square feet of selling space and are typically located in neighborhood shopping centers that are convenient to low- to moderate-income customers. Originally our stores were located in the Southeast, and during late fiscal 2004 and fiscal 2005 were expanded into the Mid-Atlantic and Midwest regions as well as the state of Texas. In fiscal 2006 we opened 42 new stores and entered the states of Missouri and Indiana.  As of February 3, 2007, we operated 277 stores in both urban and rural markets in 16 states.

Our predecessor, Allied Department Stores, was founded in 1946 and grew into a chain of family apparel stores operating in the Southeast. In 1999, the Company’s chain of stores, then consisting of 85 stores throughout the Southeast, was acquired by Hampshire Equity Partners II, L.P., a private equity firm. Following the acquisition by Hampshire Equity Partners II, L. P., management implemented several strategies to refocus us on the growing urban market and improve our operating and financial performance. After the successful implementation of these strategies and the successful growth of our chain of stores from 85 stores to 212 stores, we completed an initial public offering of our common stock on May 17, 2005.

Our executive offices are located at 102 Fahm Street, Savannah, Georgia 31401 and our telephone number is (912) 236-1561. Our Internet address is http://www.cititrends.com. The reference to our web site address in this report does not constitute the incorporation by reference of the information contained at the web site in this report. We make available, free of charge through publication on our web site, a copy of our Annual Report on Form 10-K and quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, filed or furnished to the SEC as soon as reasonably practicable after we have filed such materials with, or furnished such materials to, the SEC. In addition, you may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or on the SEC’s web site at http://www.sec.gov, and you may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

Strong and Flexible Sourcing Relationships. We maintain strong sourcing relationships with a large group of suppliers. We have purchased merchandise from more than 1,000 vendors in the past 12 months. Purchasing is controlled by a 20-plus member buying team located at our Savannah, Georgia headquarters, our buying offices in Los Angeles, California and in New York, New York, that has on average more than 20 years of retail experience. We purchase merchandise through planned programs with vendors at reduced prices and opportunistically through close-outs, with the majority of our merchandise purchased for the current season and a limited quantity held for sale in future seasons. To foster vendor relationships, we pay vendors promptly and do not ask for typical retail concessions such as promotional and markdown allowances or delivery concessions such as drop shipments to stores.

Attractive Fashion Presentation and Store Environment. We seek to provide a fashion-focused shopping environment that is similar to a specialty apparel retailer, rather than a typical off-price store. Products from nationally recognized brands are prominently displayed by brand, rather than by size, on dedicated, four-way fixtures featuring multiple sizes and styles. The remaining merchandise is arranged on hanging racks. The stores are carpeted and well-lit, with most featuring a sound system that plays urban adult and urban contemporary music throughout the store. Nearly all of our stores have either been opened or remodeled in the past seven years.

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

Product Merchandising and Pricing

Products. Our merchandising policy is to offer high quality, branded products at attractive prices for the entire value-conscious family. We seek to maintain a diverse assortment of first quality, in-season merchandise that appeals to the distinctive tastes and preferences of our core customers. Approximately 45% of our net sales are typically represented by nationally recognized brands that we purchase from approximately 30 to 50 vendors. We also offer a wide variety of products from less recognized brands that represent approximately 45% of our net sales. The remaining 10% of our net sales represent private label products under our proprietary brands such as “Citi Steps TM ,” “Diva Blue TM “ and “Urban Sophistication TM .” Our private label products enable us to expand product selection, offer merchandise at lower prices and enhance our product offerings.

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

The following table sets forth the approximate merchandise assortment by classification as a percentage of net sales for fiscal 2006,  fiscal 2005 and fiscal 2004.

	Percentage of Net Sales
	2006	2005	2004
Women’s	36%	38%	38%
Children’s	26%	25%	27%
Men’s	22%	22%	21%
Accessories	14%	13%	13%
Home décor	2%	2%	1%

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

Sourcing and Allocation

The merchandising department oversees the sourcing and allocation of merchandise to our stores, which allows us to utilize volume purchase discounts and maintain control over our inventory. We source our merchandise from over 1,000 vendors, consisting of domestic manufacturers and importers. Our President and Chief Merchandising Officer supervises a 27-member planning and allocation team, as well as a buying team, which is comprised of four merchandise managers and 23 buyers.

Our buyers have on average more than 20 years of experience in the retail business and have developed long-standing relationships with many of our vendors, including those controlling the distribution of branded apparel. Our buyers, who are based in Savannah, Los Angeles and New York, travel regularly to the major United States apparel markets, visiting major manufacturers and attending national and regional apparel trade shows, including urban-focused trade shows.

Our buyers purchase merchandise in styles, sizes and quantities to meet inventory levels developed by the planning staff. We work closely with our suppliers and are able to differentiate ourselves by our willingness to purchase less than a full assortment of styles, colors and sizes and by our policy of paying promptly and not asking for typical retail concessions, such as promotional and markdown allowances. The purchasing department utilizes several buying techniques that enable us to offer to consumers branded and other merchandise at everyday low prices. The majority of the nationally recognized branded products we sell are purchased in-season and represent vendors’ excess inventories resulting from production or retailer order cancellations. We generally purchase later in the merchandising buying cycle than department and specialty stores. This allows us to take advantage of imbalances between retailers’ demands for specific merchandise and manufacturers’ supply of that merchandise. We also purchase merchandise from some vendors in advance of the selling season at reduced prices. We purchase merchandise on an opportunistic basis, which we then store as “pack and hold” for sale three to nine months later. Where possible, we seek to purchase items based on style or color in limited quantities on a test basis with the right to reorder as needed. Finally, we purchase private label merchandise that we source to our specifications.

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

We accept payment from our customers for merchandise at time of sale. Payments are made to us by cash, check, Visa TM or Mastercard TM . We do not extend credit terms to our customers.

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

Store Operations

Store Format. The average selling space of our existing 277 stores is approximately 9,500 square feet, which allows us the space and flexibility to departmentalize our stores and provide directed traffic patterns. New stores opened since the beginning of fiscal 2003 average approximately 10,800 square feet of selling space, which is larger than our historical store base. As a result of these new stores, as well as due to the remodeling and expansion of existing stores, the average square footage of selling space per store has increased from approximately 7,600 at the end of fiscal 2002 to its current level.

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

Store Management. Store operations are managed by our Senior Vice President of Store Operations, four regional managers and 31 district managers, each of whom typically manages four to thirteen stores. The typical store is staffed with a store manager, two or three assistant managers and seven to eight part-time sales associates, all of whom rotate work days on a shift basis. District managers and store managers participate in a bonus program based on achieving predetermined levels of sales and profits. The district managers also participate in bonus programs based on achieving targeted payroll costs. Regional managers participate in a bonus program based on a rollup of the district managers’ bonuses. The assistant managers and sales associates are compensated on an hourly basis with incentives. Moreover, we recognize individual performance through internal promotions and provide extensive opportunities for advancement, particularly given our rapid growth.

We place significant emphasis on loss prevention in order to control inventory shrinkage. Initiatives include electronic tags on all of our products, training and education of store personnel on loss prevention issues, digital video camera systems, alarm systems and motion detectors in the stores. We also capture extensive point-of-sale data and maintain systems that monitor returns, voids and employee sales, and produce trend and exception reports to assist in identifying shrinkage issues. We have a centralized loss prevention team that focuses exclusively on implementation of these initiatives and specifically on stores that have experienced above average levels of shrinkage. We also maintain an independent, third party administered, 1-800 Stop line for reporting shrinkage concerns and any other employee concerns.

Employee Training. Our employees are critical to achieving our goals, and we strive to hire employees with high energy levels and motivation. We have well-established store operating policies and procedures and an extensive 90-day in-store training program for new store managers and assistant managers. Sales associates also participate in a 30-day customer service and store procedures training program, which is designed to enable them to assist customers in a friendly, helpful manner.

Layaway Program. We offer a layaway program that allows customers to purchase merchandise by initially paying a 20% deposit together with a $2.00 service charge. The customer then makes additional payments every two weeks and has 60 days within which to complete the purchase. If the purchase is not completed, the customer receives a merchandise credit for amounts paid less a $5.00 re-stocking fee and service charge. Sales under the layaway program accounted for approximately 8% of our total net sales in fiscal 2006.

Site Selection. Cost-effective store locations are an important part of our profitability model. Accordingly, we look for second and third use store locations that offer attractive rents, but also meet our demographic and economic criteria.   We have a dedicated real estate management team responsible for new store site selection. In selecting a location, we target both urban and rural markets. Demographic criteria used in site selection include concentrations of our core consumers. In addition, we require convenient site accessibility, as well as strong co-tenants, such as food stores, dollar stores, rent-to-own stores and other apparel stores.

Shortly after we sign a new store lease, our store construction department prepares the store by installing fixtures, signs, dressing rooms, checkout counters, cash register systems and other items. Once we take possession of a store site, we can open the store within approximately three to four weeks.

Advertising and Marketing

Our advertising goal is to build the “Citi Trends” brand and promote consumers’ association of the “Citi Trends” brand with value, quality, fashion and everyday low prices. We generally focus our advertising efforts during the Easter, back-to-school and Christmas seasons. This advertising consists of radio commercials on local hip-hop radio stations that highlight our brands, value and everyday low prices. We also do in-store advertising that includes window signs designated for special purposes, such as seasonal events and clearance periods, and taped audio advertisements co-mingled with in-store music programs. Signs change in color, quantity and theme every three to six weeks. For store grand openings and significant remodels, we typically seek to create community awareness and consumer excitement through radio advertising preceding and during the grand opening and by creating an on-site event with local radio personalities broadcasting from the new location. We also distribute promotional items such as gift certificates and shopping sprees in connection with our grand openings and significant remodels.

Our marketing efforts center on promoting our everyday low prices and on demonstrating the strong price-to-value relationship of our products to our consumers. We do not utilize promotional advertising. Merchandise is priced so that our competition rarely has lower prices. In the limited situations where the competition offers the same merchandise at a lower price, we will match the price.

Distribution

All merchandise sold in our stores is shipped directly from our distribution centers in Savannah or our distribution center in Darlington, South Carolina.

We generally ship merchandise from our Fahm Street and Darlington distribution centers to our stores daily. We utilize United Parcel Service, Inc. and FedEx Corporation to ship merchandise to our stores. The two distribution centers in Savannah have a combined square footage of approximately 240,000, including approximately 20,000 square feet of office space. The Darlington facility has approximately 286,500 square feet. To support our continued growth we have planned an expansion that is expected to be completed in fiscal 2008 to the Darlington distribution center which will double the square footage at the facility.

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

Growth Strategy

Our growth strategy is to open stores in new and existing markets, as well as to increase sales in existing stores. Adding stores in the markets we currently serve often enables us to benefit from enhanced name recognition and achieves advertising and operating synergies. In fiscal 2003 and fiscal 2004, we opened 25 and 40 stores, respectively, and entered the Baltimore, Maryland, Houston, Texas, and Norfolk, Virginia markets.  In fiscal 2005, we opened 36 new stores, and entered the Cincinnati, Ohio, Dallas, Texas, Louisville, Kentucky and Miami, Florida markets.  In fiscal 2006, we opened 42 new stores, and entered the Indianapolis, Indiana, Dayton, greater-Cleveland, Akron, Ohio and St Louis, Missouri markets. We expect to open 46 to 48 new stores in fiscal 2007. Approximately 90% of the new stores we intend to open in fiscal 2007 will be located in states in which we are currently located.

We intend to increase comparable store sales by increasing the assortment and amount of inventory in existing merchandise categories. We also intend to increase comparable store sales through the expansion of adjacent product categories such as home décor and intimate apparel.

Competition

The markets we serve are highly competitive. The principal methods of competition in the retail business are fashion, assortment, pricing and presentation. We believe we have a competitive advantage in our offering of fashionable brands at everyday low prices. We compete against a diverse group of retailers including national off-price retailers, mass merchants, smaller specialty retailers and dollar stores. The off-price retail companies with which we compete include The TJX Companies, Inc. (“TJX Companies”), Burlington Coat Factory Warehouse Corp.™ (“Burlington Coat Factory”) and Ross Stores, Inc.™ (“Ross Stores”). In particular, TJX Companies’ A.J. Wright stores target moderate income consumers and Ross Stores has a similar concept targeting lower income consumers, called dd’s DISCOUNTS. We believe our strategy of appealing to African-American consumers and offering urban apparel products allows us to compete successfully with these retailers. We also believe we offer a more inviting store format than the off-price retailers, including our use of carpeted floors and more prominently displayed brands. We also compete with a group of smaller specialty retailers that only sell women’s products, such as Rainbow, Dots™, Fashion Cents™, It’s Fashions! and Simply Fashions™. Our mass merchant competitors include Wal-Mart and Kmart. These chains do not focus on fashion apparel and, within their apparel offering, lack the urban focus that we believe differentiates our offering and appeals to our core customers. Similarly, while some of the dollar store chains offer apparel, they typically offer a more limited selection focused on basic apparel needs. As a result, we believe there is significant demand for a value retailer that addresses the market of low- to moderate-income consumers generally and, particularly, African-American and other minority consumers who seek value-priced, urban fashion apparel and accessories. See Item 1A Risk Factors in this Report for additional information.

Intellectual Property

We regard our trademarks and service marks as having significant value and as being important to our marketing efforts. We have registered the “Citi Trends” trademark with the U.S. Patent and Trademark Office on the Principal Register as both a trademark for retail department store services and as a trademark for clothing. We have also registered the following trademarks with the U.S. Patent and Trademark Office on the Principal Register: “Citi Club,” “Citi Express,” “Citi Knights,” “Citi Nite,” “Citi Steps,” “Citi Trends Fashion for Less,” “Citi Women,” “CT Sport,” “Diva Blue,” “Lil Citi Man,” “Lil Ms Hollywood,” “Univer Soul,” “Urban Sophistication” and “Vintage Harlem.” Our policy is to pursue registration of our marks and to oppose vigorously infringement of our marks.

Employees

As of March 3, 2007, we had approximately 1,400 full-time and approximately 1,600 part-time employees. Of these employees, approximately 2,600 are employed in our stores and the remainder are employed in our distribution centers and corporate offices. We are not a party to any collective bargaining agreements, and none of our employees is represented by a labor union. We believe our relations with our employees are good.

ITEM 1A. RISK FACTORS

You should carefully consider the following risk factors, together with the other information contained or incorporated by reference into this Report. The risks and uncertainties described below are not the only ones we face.  Additional risks and uncertainties not presently known to us or that we deem to be currently immaterial also may impair our business operations. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition and results of operations.

Our success depends on our ability to anticipate, identify and respond rapidly to changes in consumers’ fashion tastes, and our failure to evaluate adequately fashion trends could have a material adverse effect on our business, financial condition and results of operations.

The apparel industry in general and our core customer market in particular are subject to rapidly evolving fashion trends and shifting consumer demands. Accordingly, our success is heavily dependent on our ability to anticipate, identify and capitalize on emerging fashion trends, including products, styles and materials that will appeal to our target consumers. Our failure to anticipate, identify or react appropriately and timely to changes in styles, trends, brand preferences or desired image preferences is likely to lead to lower demand for our merchandise, which could cause, among other things, sales declines, excess inventories and higher markdowns. The inaccuracy of our forecasts regarding fashion trends could have a material adverse effect on our business, financial condition and results of operations.

If we are unsuccessful in competing with our retail apparel competitors, our market share could decline or our growth could be impaired and, as a result, our financial results could suffer.

The retail apparel market is highly competitive with few barriers to entry. We compete against a diverse group of retailers, including national off-price apparel chains such as the TJX Companies, Burlington Coat Factory, and Ross Stores; mass merchants such as Wal-Mart and Kmart; smaller discount retail chains that only sell women’s products, such as Rainbow, Dots™, Fashion Cents™, It’s Fashions! (a subsidiary of The Cato Corporation) and Simply Fashions™; and general merchandise discount stores and dollar stores, which offer a variety of products, including apparel, for the value-conscious consumer. We also compete against local off-price and specialty retail stores, regional retail chains, traditional department stores, and web-based retail stores and other direct retailers.

The level of competition we face from these retailers varies depending on the product segment, as many of our competitors do not offer apparel for the entire family. Our greatest competition is generally in women’s apparel. Many of our competitors are larger than us and have substantially greater resources than us and, as a result, may be able to adapt better to changing market conditions, exploit new opportunities, exert greater pricing pressures on suppliers and open new stores more quickly and effectively than us. Many of these retailers have better name recognition among consumers than us and purchase significantly more merchandise from vendors. These retailers may be able to purchase branded merchandise that we cannot purchase because of their name recognition and relationships with suppliers, or they may be able to purchase branded merchandise with better pricing concessions than us. Our local and regional competitors have extensive knowledge of the consumer base and may be able to garner more loyalty from customers than us. If the consumer base we serve is satisfied with the selection, quality and price of our competitors’ products, consumers may decide not to shop in our stores. Additionally, if our existing competitors or other retailers decide to focus more on our core customers, particularly African-American consumers, we may have greater difficulty in competing effectively, our business and results of operations could be adversely affected, and the market price of our common stock could suffer.

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

We depend on our suppliers for the continued availability and satisfactory quality of our merchandise. Most of our suppliers could discontinue selling to us at any time. Additionally, if the manufacturers or other owners of brands or trademarks terminate the license agreements under which some of our suppliers sell our products, we may be unable to obtain replacement merchandise of comparable fashion appeal or quality, in the same quantities or at the same prices. If we lose the services of one or more of our significant suppliers or one or more of them fail to meet our merchandising needs, we may be unable to obtain replacement merchandise in a timely manner. If our existing suppliers cannot meet our increased needs and we cannot locate alternative supply sources, we may be unable to obtain sufficient quantities of the most popular items of the nationally recognized brands at attractive prices, which could negatively impact our sales, revenues and results of operations.

As an apparel retailer, we rely on numerous third parties in the supply chain to produce and deliver the products that we sell, and our business may be negatively impacted by their failure to comply with applicable law.

As an importer and retailer of goods, we rely on numerous third parties to supply the products that we sell. Violations of law by our importers, buying agents, manufacturers or distributors could result in delays in shipments and receipt of goods and could subject us to fines or other penalties, any of which could restrict our business activities, increase our operating expenses or cause our revenues to decline. Further, we are susceptible to the receipt of counterfeit brands or unlicensed goods. We could incur liability with manufacturers or other owners of the brands or trademarked products if we inadvertently receive and sell counterfeit brands or unlicensed goods and, therefore, it is important that we establish relationships with reputable vendors to prevent the possibility that we inadvertently receive counterfeit brands or unlicensed goods. Although we have a quality assurance team to check merchandise in an effort to assure that we purchase only authentic brands and licensed goods and are careful in selecting our vendors, we may receive products that we are prohibited from selling or incur liability for selling counterfeit brands or unlicensed goods, which could increase our operating expenses and cause our net income to decline.

If our growth strategy is unsuccessful, our financial condition and results of operations could suffer and the market price of our common stock could decline.

Our ability to continue to increase our net sales and earnings depends, in large part, on opening new stores and operating the new and existing stores profitably. We opened 40, 36 and 42 new stores in fiscal 2004, fiscal 2005 and fiscal 2006, respectively. We expect to open 46 to 48 new stores in fiscal 2007. If we are unable to open all of these stores or operate them profitably, we may not achieve our forecasted sales and earnings growth targets. Additionally, growth of our store base will place increased demands on our operating, managerial and administrative resources and may lead to management and operating inefficiencies, including merchandising, personnel, distribution and integration problems. These demands and inefficiencies may cause deterioration in the financial performance of our individual stores and, therefore, our entire business.

We would experience increased operating costs and limited amounts of growth if we are unable to obtain reasonably priced financing.

Although we believe we can meet our future cash requirements with cash flow from operations and existing cash balances, we may need to raise additional debt or equity capital in the future to open new stores, to respond to competitive pressures or to respond to unforeseen financial requirements.  We may not be able to obtain additional capital on commercially reasonable terms or at all.  Our inability to obtain reasonably priced financing could create increased operating costs and diminished levels of growth, as we could be forced to incur indebtedness with above market interest rates or with substantial restrictive covenants, issue equity securities that dilute the ownership interests of existing stockholders or scale back our operations and/or store growth strategy.

A significant disruption to our distribution process or southeastern retail locations could have a material adverse effect on our business, financial condition and results of operations.

Our ability to distribute our merchandise to our store locations in a timely manner is essential to the efficient and profitable operation of our business. We have two distribution centers located in Savannah, Georgia, one of which also serves as our corporate headquarters, and a distribution center in Darlington, South Carolina. Together, these facilities provide distribution capacity to support twice our current sales volume. Any natural disaster or other disruption to the operation of any of these facilities due to fire, hurricane, other natural disaster or any other cause could damage a significant portion of our inventory or impair our ability to stock our stores and process product returns to suppliers adequately.

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

Our net sales and earnings are significantly higher during the first and fourth quarters each year due to the importance of the spring selling season, which includes Easter, and the fall selling season, which includes Christmas. Factors negatively affecting us during the first and fourth quarters, including adverse weather and unfavorable economic conditions, will have a greater adverse effect on our financial condition than if our business were less seasonal.

In order to prepare for the spring and fall selling seasons, we must order and keep in stock significantly more merchandise than during other parts of the year. This seasonality makes our business more susceptible to the risk that our inventory will not satisfy actual consumer demand. In addition, any unanticipated demand imbalances during these peak shopping seasons could require us to sell excess inventory at a substantial markdown or fail to satisfy our consumers. In either event, our net sales and gross margins may be lower than historical levels, which could have a material adverse effect on our business, financial condition and results of operations.

We experience fluctuations and variability in our comparable store sales and quarterly results of operations and, as a result, the market price of our common stock may fluctuate or decline substantially.

Our comparable store sales and quarterly results have fluctuated significantly in the past based on a number of economic, seasonal and competitive factors, and we expect them to continue to fluctuate in the future. Since the beginning of fiscal 2003, our quarter-to-quarter comparable store sales have ranged from an increase of 0.3% to an increase of 25.0%. The most significant fluctuations were due to the unusually high sales following Hurricanes Katrina, Rita and Wilma. The positive post-hurricane impact on sales has decreased over time. In addition, we may be unable to maintain historical levels of comparable store sales as we execute our growth strategy and expand our business. This variability could cause our comparable store sales and quarterly results to fall below the expectations of securities analysts or investors, which could result in volatility of the market price of our common stock. If our comparable store sales and quarterly results fail to meet the expectations of the market generally, the market price of our common stock could decline substantially.

Our sales and revenues could decline as a result of general economic and other factors outside of our control, such as changes in consumer spending patterns and declines in employment levels.

Downturns, or the expectation of a downturn, in general economic conditions could adversely affect consumer spending patterns, our sales and our results of operations. Because apparel generally is a discretionary purchase, declines in consumer spending patterns may have a more negative effect on apparel retailers than some other retailers. Therefore, we may not be able to maintain our historical rate of growth in revenues and earnings, or remain as profitable, if there is a decline in consumer spending patterns. In addition, since the majority of our stores are located in the southeastern United States, our operations are more susceptible to regional factors than the operations of our more geographically diversified competitors. Therefore, any adverse economic conditions that have a disproportionate effect on the southeastern United States could have a greater negative effect on our sales, revenues and results of operations than on retailers with a more geographically diversified store base.

If we fail to protect our trademarks, there could be a negative effect on our brand image and limitations on our ability to penetrate new markets.

We believe that our “Citi Trends” trademark is integral to our store design and our success in building consumer loyalty to our brand. We have registered this trademark with the U.S. Patent and Trademark Office. We have also registered, or applied for registration of, additional trademarks with the U.S. Patent and Trademark Office that we believe are important to our business. We cannot assure you that these registrations will prevent imitation of our name, merchandising concept, store design or private label merchandise or the infringement of our other intellectual property rights by others. Imitation of our name, concept, store design or merchandise in a manner that projects lesser quality or carries a negative connotation of our brand image could have a material adverse effect on our business, financial condition and results of operations.

In addition, we cannot assure you that others will not try to block the manufacture or sale of our private label merchandise by claiming that our merchandise violates their trademarks or other proprietary rights since other entities may have rights to trademarks that contain the word “Citi” or may have rights in similar or competing marks for apparel and/or accessories. Although we cannot currently estimate the likelihood of success of any such lawsuit or ultimate resolution of such a conflict, such a controversy could have a material adverse effect on our business, financial condition and results of operations.

If we fail to implement and maintain effective internal controls in our business, there could be a material adverse effect on our business, financial condition, results of operations and stock price.

Section 404 of the Sarbanes Oxley Act of 2002 requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. If we fail to maintain the adequacy of our internal controls, we may be unable to conclude on an ongoing basis that we have effective internal controls over financial reporting. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important in our effort to prevent financial fraud. If we cannot produce reliable financial reports or prevent fraud, our business, financial condition and results of operations could be harmed, investors could lose confidence in our reported financial information, the market price of our stock could decline significantly and we may be unable to obtain additional financing to operate and expand our business.

Adverse trade restrictions may disrupt our supply of merchandise. We also face various risks because much of our merchandise is imported from abroad.

We purchase the products we sell directly from over 1,000 vendors, and a substantial portion of this merchandise is manufactured outside of the United States and imported by our vendors from countries such as China and other areas of the Far East, including Taiwan and the Philippines. The countries in which our merchandise currently is manufactured or may be manufactured in the future could become subject to new trade restrictions imposed by the United States or other foreign governments. Trade restrictions, including increased tariffs or quotas, embargoes, and customs restrictions, against apparel items, as well as United States or foreign labor strikes, work stoppages or boycotts, could increase the cost or reduce the supply of apparel available to us and have a material adverse effect on our business, financial condition and results of operations. In addition, our merchandise supply could be impacted if our vendors’ imports become subject to existing or future duties and quotas, or if our vendors face increased competition from other companies for production facilities, import quota capacity and shipping capacity.

We also face a variety of other risks generally associated with relying on vendors that do business in foreign markets and import merchandise from abroad, such as:

•                  political instability or the threat of terrorism, in particular in countries where our vendors source merchandise such as Taiwan and the Philippines;

•                  enhanced security measures at United States and foreign ports, which could delay delivery of imports;

•                  imposition of new or supplemental duties, taxes, and other charges on imports;

•                  delayed receipt or non-delivery of goods due to the failure of foreign-source suppliers to comply with applicable import regulations;

•                  delayed receipt or non-delivery of goods due to organized labor strikes or unexpected or significant port congestion at United States ports; and

•                  local business practice and political issues, including issues relating to compliance with domestic or international labor standards, which may result in adverse publicity.

The United States may impose new initiatives that adversely affect the trading status of countries where apparel is manufactured. These initiatives may include retaliatory duties or other trade sanctions that, if enacted, would increase the cost of products imported from countries where our vendors acquire merchandise. On March 30, 2007, the United States government announced that it would impose potentially significant tariffs on Chinese manufactured products. We have not yet determined the impact of such action on our imports from China, but will continue to monitor developments in that regard.  Any of these factors could have a material adverse effect on our sales, revenues and results of operations.

The removal of import quotas on textiles and clothing in the future may adversely affect our merchandise supply, impact our sales and reduce our cash flows.

On January 1, 2005, in accordance with the World Trade Organization, or the WTO, Agreement on Textiles and Clothing, the import quotas on textiles and clothing manufactured by countries that are members of the WTO were eliminated. Subsequently, the United States and Europe experienced a surge of imported goods from China, a country that benefited from the removal of the quotas. In response, the United States initially implemented new quotas against various textile and apparel items from China and ultimately negotiated an agreement with the Chinese government. The agreement between the United States and China went into effect in November 2005 and will continue in effect through December 31, 2008. During that time, China has agreed to specified quota limits on most textile and apparel products, and the United States has agreed to use restraint in exercising its right to impose additional safeguards. Beginning in January 2009, the U.S.-China agreement and the quotas against Chinese apparel will expire. At that point, the United States would still have the ability to impose safeguards under the WTO Agreement on Textiles and Clothing although the requirements for doing so will be more stringent. The situation in 2009 potentially could be similar to the experience in 2005, with import surges and a cycle of safeguards and negotiations. This could create logistical delays in our ability to maintain required inventory levels and alter cost differentials between vendors that source domestically and vendors that source more extensively from overseas. We believe this could lower the cost of apparel products and thereby reduce the average dollar amount of sales per customer in our stores. Additionally, retaliatory trade actions could cause a disruption of the supply chain of products from foreign markets, difficulty in predicting accurately the prices of merchandise to be imported from a particular country and adverse effects on our merchandise supply, sales and cash flows.

We depend on the experience and expertise of our senior management team and key employees, and accordingly, the loss of the services of R. Edward Anderson or George A. Bellino could have a material adverse effect on our business strategy, operating costs, financial condition and results of operations.

The success of our business is dependent upon the close supervision of all aspects of our business by our senior management, particularly the operation of our stores, the selection of merchandise and the site selection for new stores. In addition, we do not have a non-competition agreement with R. Edward Anderson, our Chairman and Chief Executive Officer, and our non-competition agreement with George A. Bellino, our President and Chief Merchandising Officer, expired on December 31, 2006 and was not subsequently renewed. Accordingly, Messrs. Anderson and/or Bellino could leave us at any time and begin to work for our competitors or otherwise, which loss of services could have a material adverse effect on our business strategy, operating costs, financial condition and results of operations.

Failure to attract, train, assimilate and retain skilled personnel could have a material adverse effect on our growth strategy and our financial condition.

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

If we are unable to retain our employees or attract, train, assimilate or retain other skilled personnel in the future, we may not be able to service our customers as effectively, thus reducing our ability to continue our growth and to operate our existing stores as profitably as we have in the past.

Increases in the minimum wage could have a material adverse effect on our business, financial condition and results of operations.

Currently, there is a proposed law being considered by the U.S. Congress to increase the minimum wage in the United States. The Fair Minimum Wage Act of 2007 was passed by the House of Representatives on January 10, 2007 and by the Senate in an amended form on February 1, 2007. If the Fair Minimum Wage Act of 2007 becomes law, it would raise the federal minimum wage to (i) $5.85 per hour sixty days after the bill becomes law, (ii) $6.55 per hour one year and sixty days after the bill becomes law and (iii) $7.25 per hour two years and sixty days after the bill becomes law.  Additionally, from time to time, legislative proposals are made to increase the minimum wage in certain individual states. Wage rates for many of our employees are at or slightly above the minimum wage. As federal and/or state minimum wage rates increase, we may need to increase not only the wage rates of our minimum wage employees but the wages paid to our other hourly employees as well. Any increase in the cost of our labor could have a material adverse effect on our operating costs, financial condition and results of operations.

Any failure of our management information systems or the inability of third parties to continue to upgrade and maintain our systems could have a material adverse effect on our business, financial condition and results of operations.

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

We locate our stores in strip shopping centers, street front locations and downtown business districts where we believe our consumers and potential consumers shop. The success of an individual store can depend on favorable placement within a given strip shopping center or business district. We cannot control the development of alternative shopping destinations near our existing stores or the availability or cost of real estate within existing or new shopping destinations. If our store locations fail to attract sufficient consumer traffic or we are unable to locate replacement locations on terms acceptable to us, our business, financial condition and results of operations could suffer. If one or more of the anchor tenants located in the strip shopping centers or business districts where our stores are located close or leave, or if there is significant deterioration of the surrounding areas in which our stores are located, our business, financial condition and results of operations may be adversely affected.

Our stock price is subject to volatility.

Our stock price is volatile. From our initial public offering in May 2005 through April 2, 2007, the trading price of our common stock has ranged from $14.00 to $57.85 per share. The market price for our common stock may be influenced by many factors, including:

•                  actual or anticipated fluctuations in our operating results;

•                  changes in securities analysts’ recommendations or estimates of our financial performance;

•                  publication of research reports by analysts;

•                  changes in market valuations or operating performance of our competitors or companies similar to ours;

•                  announcements by us, our competitors or other retailers;

•                  additions and departures of key personnel;

•                  changes in accounting principles;

•                  the passage of legislation or other developments affecting us or our industry;

•                  the trading volume of our common stock in the public market;

•                  changes in economic conditions;

•                  financial market conditions;

•                  natural disasters, terrorist acts, acts of war or periods of civil unrest; and

•                  the realization of some or all of the risks described in this section entitled “Risk Factors.”

In addition, the stock markets have experienced significant price and trading volume fluctuations from time to time, and the market prices of the equity securities of retailers have been extremely volatile and have recently experienced sharp price and trading volume changes. These broad market fluctuations may adversely affect the market price of our common stock.

There may be sales of substantial amounts of our common stock pursuant to our shelf registration statement, or otherwise, which could cause our stock price to fall.

Our current stockholders hold a substantial number of shares that they will be able to sell in the public market in the near future. As of April 2, 2007, 13,866,191 shares of our common stock were outstanding. As of April 2, 2007, 814,929 additional shares of our common stock were subject to outstanding stock options. All of the shares issued and sold in our initial public offering and our secondary offering, are freely tradable under the securities laws, except for any shares acquired by our “affiliates,” as that term is defined in Rule 144 promulgated under the Securities Act, which generally includes officers, directors and holders of 10% or more of our common stock.  On April 5, 2007, we filed a shelf registration statement with the SEC which registers for sale from time to time, 3,000,000 shares of our common stock held by Hampshire Equity Partners II, L.P. and certain of its affiliates and 300,000 shares of our common stock held by certain of our officers and directors.  In addition, over 3,000,000 shares of our common stock held by existing stockholders are restricted or control shares and may be sold in the public market only if they are registered or if they qualify for an exemption from registration under Rule 144 promulgated under the Securities Act or otherwise. Future sales of a substantial number of shares of our common stock could cause our stock price to fall and/or impair our ability to raise capital through the sale of additional stock.

A significant amount of our common stock is concentrated in the hands of one of our existing stockholders whose interests may not coincide with our other stockholders.

As of April 2, 2007, Hampshire Equity Partners II, L.P. and certain of its affiliates owned approximately 45.7% of our common stock.  As a result, Hampshire Equity Partners II, L.P. and its affiliates have an ability to exercise significant influence over matters requiring stockholder approval. These matters include the election of directors and the approval of significant corporate transactions, including potential mergers, consolidations or sales of all or substantially all of our assets. In connection with our initial public offering, we entered into a nominating agreement with Hampshire Equity Partners II, L.P. pursuant to which we, acting through our nominating and corporate governance committee, agreed, subject to the requirements of our directors’ fiduciary duties, that (i) Hampshire Equity Partners II, L.P. is entitled to designate two directors to be nominated for election to our board of directors as long as Hampshire Equity Partners II, L.P. (together with any of its respective successors and permitted assigns) owns in the aggregate at least 40% of the shares of our common stock which it owned immediately prior to the consummation of our initial public offering. Hampshire Equity Partners II, L.P. is entitled to designate one director to be nominated for election to our board of directors as long as Hampshire Equity Partners II, L.P. (together with any of its respective successors and permitted assigns) owns in the aggregate less than 40% and at least 15% of the shares of our common stock which it owned immediately prior to the consummation of our initial public offering. If at any time Hampshire Equity Partners II, L.P. (together with any of its respective successors and permitted assigns) owns less than 15% of the shares of our common stock which it owned immediately prior to the consummation of our initial public offering, it will not have the right to nominate any directors for election to our board of directors.  Notwithstanding the foregoing, as of the date of this Report, Hampshire Equity Partners II, L.P. does not have a designee on our board of directors.

Securities analysts may not continue to cover our common stock or they may issue negative reports, and this may have a negative impact on the price of our common stock.

The trading market for our common stock relies, in part, on the research and reports that industry or financial analysts publish about our company or our industry.  Public statements by these securities analysts may affect our stock price.  If any of the analysts who cover us downgrades the rating of our common stock, our common stock price would likely decline.  If any of these analysts ceases coverage of our common stock, we could lose visibility in the market, which in turn could cause our common stock price to decline.  Further, if no analysts continue to cover our common stock, the lack of research coverage may depress the market price of our common stock.

In addition, rules mandated by the Sarbanes-Oxley Act of 2002 and a global settlement between the SEC and securities analysts have caused a number of fundamental changes in how securities analysts are reviewed and compensated. In particular, many investment banking firms are now required to contract with independent financial analysts for their stock research. In this environment, it may be difficult for companies with smaller market capitalizations, such as our company, to attract independent financial analysts to cover them, which could have a negative effect on the market price of our common stock.

We do not currently intend to pay dividends on our common stock.

We have never declared or paid any cash dividends on our common stock and do not currently intend to do so for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future.

Provisions in our certificate of incorporation and by-laws and Delaware law may delay or prevent our acquisition by a third party.

Our second amended and restated certificate of incorporation, as amended, and our amended and restated by-laws contain several provisions that may make it more difficult for a third party to acquire control of us without the approval of our board of directors. These provisions include, among other things, a classified board of directors, advance notice for raising business or making nominations at stockholder meetings and “blank check” preferred stock. Blank check preferred stock enables our board of directors, without stockholder approval, to designate and issue additional series of preferred stock with such dividend, liquidation, conversion, voting or other rights, including convertible securities with no limitations on conversion, as our board of directors may determine, including rights to dividends and proceeds in a liquidation that are senior to the common stock.

We are also subject to several provisions of the Delaware General Corporation Law that could delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that might otherwise result in our stockholders receiving a premium over the market price for their common stock or may otherwise be in the best interests of our stockholders.

Our costs have increased and may continue to increase as a result of being a public company, and complying with regulations applicable to public companies may adversely affect our business.

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC and the Nasdaq Stock Market, have required changes in recent years in the corporate governance practices of public companies. We expect these rules and regulations to continue to increase significantly our legal and financial compliance costs and to make some activities more time-consuming and costly. For example, in connection with becoming a public company, we created additional board committees and adopted policies regarding internal controls and disclosure controls and procedures. In addition, we must comply with Section 404 of the Sarbanes-Oxley Act of 2002 and, pursuant to this section, we are required to include management and auditor reports on internal controls over financial reporting as part of our annual reports for fiscal 2006 and subsequent years. We have and will continue to incur additional costs in, and dedicate significant resources toward, complying with these requirements, which may divert management’s attention from, and which may in turn adversely affect, our business. We also expect these laws, rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. We continue to evaluate and monitor developments with respect to these laws, rules and regulations, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. The costs of compliance or our failure to comply with these laws, rules and regulations could adversely affect our financial condition, results of operation and the price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Store Locations

As of February 3, 2007, we operated 277 stores located in 16 states. Our stores average approximately 9,500 square feet of selling space and are typically located in neighborhood strip shopping centers and downtown business districts that are convenient to low- to moderate-income customers. Originally our stores were located in the Southeast, but in recent years we expanded into the Mid-Atlantic and the Midwest regions and Texas.

We have no franchising relationships, and all of the stores are company operated.  All existing 277 stores, totaling approximately 3.2 million gross square feet and 2.6 million selling square feet, are leased under operating leases. Additionally, as of April 3, 2007, we have signed leases for 23 new stores to be opened during fiscal 2007 aggregating approximately 305,000 total gross square feet. The typical store lease is for five years with an option to extend the lease term for an additional five-year period, and all but one lease require us to pay percentage rent and increases in specified site-related charges. Nearly all store leases provide us the right to cancel following an initial three-year period in the event the store does not meet pre-determined sales levels. The table below sets forth the number of stores in each of these 16 states in which we operated in as of February 3, 2007:

Alabama—21

Arkansas—6

Florida—23

Georgia—50

Indiana—4

Kentucky—2

Louisiana—23

Maryland—4

Mississippi—20

Missouri—1

North Carolina—32

Ohio—7

South Carolina—33

Tennessee—11

Texas—25

Virginia—15

Support Center Facilities

We own an approximately 170,000-square-foot facility located on Fahm Street in Savannah, which serves as our headquarters and as one of our three distribution centers. We currently lease the land and building for our distribution center located on Coleman Boulevard in Savannah, Georgia, which totals approximately 70,000 square feet. The lease for this distribution center expires in September 2007, with options to renew for up to two more years. We own an approximately 286,500-square-foot facility in Darlington, which serves as a distribution center. We expect these facilities to adequately provide the capacity necessary to double our existing sales volume. In addition, we currently lease a 1,200-square-foot office in New York City and a 1,100 square-foot office in Los Angeles, which are used for buyer operations and meetings with vendors.  To support our continued growth we have planned an expansion to our Darlington distribution center which will double the square footage at the center and is expected to be completed in fiscal 2008.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of fiscal 2006.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been quoted on The NASDAQ Stock Market under the symbol “CTRN” since our initial public offering on May 18, 2005. The following table shows the high and low per share prices of our common stock for the periods indicated.

Quarter Ended	High	Low

May 17, 2005 — July 30, 2005	$28.40	$14.00
October 29, 2005	30.00	20.20
January 28, 2006	47.58	27.54
April 29, 2006	50.10	36.45
July 29, 2006	57.85	28.55
October 28, 2006	39.92	26.78
February 3, 2007	49.72	36.75

On April 2, 2007, the last reported sale price of our common stock on The NASDAQ Stock Market was $43.21 per share. On April 2, 2007, there were eight holders of record and approximately 4,900 beneficial holders of our common stock.

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

Following the closing of the IPO, our 3,605 shares of mandatory redeemable preferred stock were redeemed and extinguished for approximately $3.6 million, and we repaid in full the mortgage on our Fahm Street headquarters and distribution center in the amount of approximately $1.5 million. Subsequent to the IPO we have spent through the end of fiscal 2005 approximately $6.8 million on capital expenditures for new stores and $2.4 million for the new distribution center in Darlington and utilized the remainder of the net proceeds of the IPO for general corporate purposes.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

None.

Stock Performance Graph

Set forth below is a line graph comparing the last nineteen months percentage change in the cumulative total stockholder return on shares of our common stock against (i) the cumulative total return of companies listed on The NASDAQ Stock Market and (ii) the cumulative total return of the Nasdaq Retail Trade. The period compared commences May 18, 2005, the date on which our common stock began trading on The NASDAQ Stock Market, and ends February 3, 2007. This graph assumes that $100 was invested on May 18, 2005 in our common stock and in each of the market index and the peer group index, and that all cash distributions were reinvested. Our common stock price performance shown on the graph is not indicative of future price performance.

COMPARISON OF 19 MONTH CUMULATIVE TOTAL RETURN*
Among Citi Trends, Inc., The NASDAQ Composite Index
And The NASDAQ Retail Trade Index

* $100 invested on 5/18/05 in stock or on 4/30/05 in index-including reinvestment of dividends.
Fiscal year ending on the Saturday closest to January 31.

	5/05	5/05	6/05	7/05	8/05	9/05	10/05	11/05	12/05	1/06

Citi Trends, Inc.	100.00	103.82	115.16	175.48	173.18	139.04	182.36	226.82	271.91	292.99
NASDAQ Composite	100.00	107.00	106.61	113.04	111.67	112.62	110.95	116.49	115.87	121.51
NASDAQ Retail Trade	100.00	113.26	109.14	123.75	115.87	114.86	113.97	122.51	119.17	120.41

	2/06	3/06	4/06	5/06	6/06	7/06	8/06	9/06	10/06	11/06	12/06	1/07

Citi Trends, Inc.	274.20	253.25	309.24	286.69	271.91	188.98	200.19	219.81	249.94	281.91	252.48	251.02
NASDAQ Composite	119.84	123.56	123.35	115.54	115.10	110.97	115.80	119.30	124.97	128.39	128.13	130.60
NASDAQ Retail Trade	116.21	119.06	115.63	111.01	110.16	96.61	100.91	107.62	117.30	115.93	114.00	117.24

ITEM 6. SELECTED FINANCIAL DATA

Selected Financial and Operating Data

The following table provides selected financial and operating data for each of the fiscal years in the five-year period ended February 3, 2007, including: (a) our statement of income data for each such period, (b) additional operating data for each such period and (c) the balance sheet data as of the end of each such period. The statement of income data for fiscal 2004, fiscal 2005 and fiscal 2006 and the balance sheet data as of January 28, 2006 and February 3, 2007 are derived from our audited financial statements included in Item 8 that have been audited by KPMG LLP, an independent registered public accounting firm. The statement of income data for fiscal 2002 and fiscal 2003 and the balance sheet data as of February 1, 2003, January 31, 2004 and January 29, 2005 are derived from our audited financial statements that are not included in this Report. The selected financial and operating data set forth below should be read in conjunction with, and are qualified in their entirety by reference to, the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 and our financial statements and related notes set forth in the financial pages of this Report. Historical results are not necessarily indicative of results to be expected for any future period.

	Fiscal Year Ended (1)
	February 3, 2007		January 28, 2006		January 29, 2005	January 31, 2004	February 1, 2003
	(dollars in thousands, except per share amounts)
Statement of Income Data:
Net sales	$381,918		$289,804		$203,442	$157,198	$124,951
Cost of sales	235,744		178,953		127,308	98,145	77,807

Gross profit	146,174		110,851		76,134	59,053	47,144
Selling, general and administrative expenses	115,861		89,646		63,594	48,845	38,759

Income from operations	30,313		21,205		12,540	10,208	8,385
Interest expense (income)(2)	(1,655)		(546)		732	563	256

Income before income taxes	31,968		21,751		11,808	9,645	8,129
Income tax expense	10,617		7,551		4,551	3,727	3,101

Net income	$21,351		$14,200		$7,257	$5,918	$5,028

Net income per common share:
Basic	$1.57		$1.21		$0.78	$0.62	$0.51
Diluted	$1.51		$1.08		$0.67	$0.54	$0.44
Weighted average shares used to compute net income per share(3):
Basic	13,574,718		11,746,866		9,302,800	9,295,000	9,295,000
Diluted	14,138,063		13,148,602		10,879,388	10,771,410	10,757,110
Additional Operating Data:
Number of stores:
Opened during period	42		36		40	25	16
Closed during period	0		1		1	1	2
Open at end of period	277		235		200	161	137
Selling square footage at end of period	2,628,539		2,123,684		1,715,943	1,290,039	1,043,713
Comparable store sales increase(4)	8.2	%(5)	16.7	%(6)	3.0%	5.7%	14.6%
Average sales per store(7)	$1,492		$1,332		$1,127	$1,055	$961

Balance Sheet Data:
Cash and cash equivalents	$11,702		$9,079		$11,801	$9,954	$5,825
Marketable securities	65,956		54,458		—	—	—
Total assets	196,102		147,290		70,790	49,213	36,127
Total liabilities	77,893		63,540		47,025	32,709	25,529
Total stockholders’ equity	118,209		83,749		23,765	16,504	10,598

(1)             Our fiscal year ends on the Saturday closest to January 31 of each year. The years ended February 3, 2007, January 28, 2006, January 29, 2005, January 31, 2004 and February 1, 2003 are referred to as fiscal 2006, 2005, 2004, 2003 and 2002, respectively. Fiscal 2006 is comprised of 53 weeks.  Fiscal years 2005, 2004, 2003 and 2002 are each comprised of 52 weeks.

(2)             The Series A Preferred Stock, which was redeemed using a portion of the net proceeds from the IPO, was reclassified as debt as of the second quarter of fiscal 2003, in accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The amount of dividends treated as interest expense was $0 in fiscal 2006, $100,000 in fiscal 2005, $324,450 in fiscal 2004, $189,000 in fiscal 2003 and none in fiscal 2002.

(3)             Reflects 26 for 1 stock split completed in May 2005.

(4)             Stores included in the comparable store sales calculation for any period are those stores that were opened prior to the beginning of the preceding fiscal year and were still open at the end of such period. Relocated stores and expanded stores are included in the comparable store sales results.

(5)             The Company is reporting comparable store sales on a comparable store and comparable week basis;  the 53 weeks ended February 3, 2007 are compared to the 53 weeks ended February 4, 2006.

(6)             This data includes the positive impact of post-hurricane sales as a result of Hurricanes Katrina, Rita and Wilma during the months of September 2005 through January 2006.

(7)             Average sales per store is defined as net sales divided by the average of stores open at the end of the prior period and stores open at the end of the current period.

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

Overview

We are a rapidly growing, value-priced retailer of urban fashion apparel and accessories for the entire family. Our merchandise offerings are designed to appeal to the preferences of fashion conscious consumers, particularly African-Americans. Originally our stores were located in the Southeast, and in recent years we expanded into the Mid-Atlantic and Midwest regions and Texas. We operate 277 stores in both urban and rural markets in 16 states.

We are pursuing an aggressive store growth strategy and believe that the addition of new stores will be the primary source of future growth. In fiscal 2006 we opened 42 stores. During this period, we entered the Indianapolis, Indiana, Dayton, Ohio and St Louis, Missouri markets. We expect to open 46 to 48 new stores in fiscal 2007. Approximately 90% of the new stores we intend to open in fiscal 2007 will be located in states that we currently serve.

We measure performance using key operating statistics. One of the main performance measures is comparable store sales growth. We define a comparable store as a store that has been opened for an entire fiscal year. Therefore, a store will not be considered a comparable store until its 13th month of operation at the earliest or until its 24th month at the latest. As an example, stores opened in fiscal 2005 and fiscal 2006 were not considered comparable stores in fiscal 2006. Relocated and expanded stores are included in the comparable store sales results. We also use other operating statistics, most notably average sales per store, to measure our performance. As we typically occupy existing space in established shopping centers rather than sites built specifically for our stores, store square footage (and therefore sales per square foot) varies by store. We focus on overall store sales volume as the critical driver of profitability. The average sales per store has increased over the past three years as we have increased comparable store sales and opened new stores that are generally larger than our historical store base. Average sales per store have increased from $0.8 million in fiscal 2000 to $1.5 million in fiscal 2006. In addition to sales, we measure gross profit as a percent of sales and store operating expenses, with a particular focus on labor as a percentage of sales. These results translate into store level contribution, which we use to evaluate overall performance of each individual store. Finally, we monitor corporate expenses against budgeted amounts.

 Secondary Offering

On January 31, 2006, we completed a secondary offering of shares of our common stock by certain of our stockholders that was priced at $42.25 per share. The offering consisted of 1,926,250 shares of common stock, including 251,250 shares that were subject to the underwriters’ over-allotment option. All of the shares were sold by our stockholders and, as a result, we did not receive any of the proceeds from the offering. In connection with the offering certain of our stockholders exercised options which were then sold in the offering for which we received approximately $473,000.  We incurred expenses in fiscal 2005 in connection with the secondary offering of approximately $525,000.

Subsequent Event

On April 5, 2007, we filed a shelf registration statement on Form S-3 to cover the offer and sale, from time to time, of up to 3,000,000 shares of our common stock, by Hampshire Equity Partners II, L.P. and its affiliates and up to an additional 300,000 shares of our common stock by other possible selling stockholders consisting of certain of our officers and directors. The registration statement was filed pursuant to the terms of a registration rights agreement between Hampshire Equity Partners II, L.P. and us.  The selling stockholders may sell any, all or none of their respective shares of our common stock to be registered from time to time in one or more transactions.  We will not receive any proceeds from the sale of these shares.

Basis of the Presentation

Net sales consist of store sales, net of returns by customers and layaway fees. Cost of sales consists of the cost of products we sell and associated freight costs. Selling, general and administrative expense is comprised of store costs, including salaries and store occupancy costs, handling costs, corporate and distribution center costs and advertising costs. We operate on a 52- or 53-week fiscal year, which ends on the Saturday closest to January 31. Each of our fiscal quarters consists of four 13-week periods, with an extra week added on to the fourth quarter every five to six years.  The years ended February 3, 2007, January 28, 2006, January 29, 2005, January 31, 2004 and February 1, 2003 are referred to as fiscal 2006, 2005, 2004, 2003 and 2002, respectively. Fiscal year 2006 is comprised of 53 weeks. Fiscal years 2005, 2004, 2003 and 2002 are each comprised of 52 weeks.

Results of Operations

The following discussion of our financial performance is based on the condensed financial statements set forth in the financial pages of this Report. The nature of our business is seasonal. Historically, sales in the first and fourth quarters have been higher than sales achieved in the second and third quarters of the fiscal year. Expenses, and to a greater extent operating income, vary by quarter. Results of a period shorter than a full year may not be indicative of results expected for the entire year. Furthermore, the seasonal nature of our business may affect comparisons between periods.

Net Sales and Additional Operating Data

The following table sets forth, for the periods indicated, selected statement of income data expressed both in dollars and as a percentage of net sales:

	Fiscal Year Ended
	February 3, 2007		January 28, 2006		January 29, 2005
	(dollars in thousands)
Statement of Income Data
Net sales	$381,918	100.0%	$289,804	100.0%	$203,442	100.0%
Cost of sales	235,744	61.7	178,953	61.7	127,308	62.6

Gross profit	146,174	38.3	110,851	38.3	76,134	37.4
Selling, general and administrative expenses	115,861	30.3	89,646	30.9	63,594	31.3

Income from operations	30,313	7.9	21,205	7.3	12,540	6.1
Interest expense (income)	(1,655)	(0.4)	(546)	(0.2)	732	0.3

Income before income taxes	31,968	8.4	21,751	7.5	11,808	5.8
Income tax expense	10,617	2.8	7,551	2.6	4,551	2.2

Net income	$21,351	5.6%	$14,200	4.9%	$7,257	3.3%

The following table provides information, for the periods indicated, about the number of total stores open at the beginning of the period, stores opened and closed during each period, total stores open at the end of each period and comparable store sales for the periods:

	Fiscal Year Ended
	February 3, 2007		January 28, 2006		January 29, 2005

Total stores open, beginning of period	235		200		161
New stores	42		36		40
Closed stores	0		1	(1)	1

Total stores open, end of period	277		235	(2)	200

Comparable store sales increase(3)	8.2	%(4)	16.7%		3.0%

(1)             Stores closed for one or more days due to Hurricanes Katrina, Rita and Wilma are not included in this number.

(2)             The number of stores open at the end of the period includes one store closed as of January 28, 2006, as a result of Hurricane Wilma, which reopened in April 2006.

(3)             Stores included in the comparable store sales calculation for any period are those stores that were opened prior to the beginning of the preceding fiscal year and were still open at the end of such period. Relocated stores and expanded stores are included in the comparable store sales results.

(4)             The Company is reporting comparable store sales on a comparable store and comparable week basis; the 53 weeks ended February 3, 2007 are compared to the 53 weeks ended February 4, 2006.

Fiscal 2006 Compared to Fiscal 2005

Net Sales. Net sales increased $92.1 million, or 31.8%, to $381.9 million for fiscal 2006 from $289.8 million in fiscal 2005. The increase in net sales was primarily due to 42 new store openings in fiscal 2006 and a comparable store sales increase of 8.2% (note 8.2% is based on a 53-week fiscal 2006 compared to the comparable 53 weeks in the prior year) for fiscal 2006 compared to fiscal 2005. The 42 stores opened in fiscal 2006 accounted for $39.8 million of the total increase in sales, the 36 stores opened in fiscal 2005 accounted for $24.6 million and the 199 comparable stores contributed $28.7 million of the increase in sales. These sales increases were offset by $1 million due to one store that was closed in fiscal 2005.  Sales in the 53rd week of fiscal 2006 ending February 3, 2007 were $10.1 million.  Seven stores were expanded and/or relocated in fiscal 2006. The increase in comparable store sales was from a higher average item price and an increase in customer transactions, which was due in part to increasing consumer preference for branded goods.  In fiscal 2007, we believe comparable store sales increases should moderate into the low single digits.

Gross Profit. Gross profit increased $35.3 million, or 31.9%, to $146.2 million in fiscal 2006 from $110.9 million in fiscal 2005. The increase in gross profit is primarily a result of our strong sales increases. As a percentage of net sales, gross profit was 38.3% in fiscal 2006 compared to 38.3% in fiscal 2005. Although the gross profit as a percentage of sales did not change, markdown rates were higher as a percent of sales in fiscal 2006 compared to fiscal 2005.  This increase was offset by a higher initial mark up on merchandise.  Excluding the effect of the 53rd week, gross profit as a percentage of sales would have been 38.1% in fiscal 2006 compared to 38.3% in fiscal 2005.  This deleveraging was primarily due to higher markdowns on lower comparable sales increases in fiscal 2006.

Selling, General and Administrative Expense. Selling, general and administrative expenses increased $26.2 million, or 29.2%, to $115.9 million in fiscal 2006 from $89.6 million in fiscal 2005. The increase in these expenses was due primarily to additional store level, distribution and corporate costs arising from the opening of 42 new stores in fiscal 2006.   Selling, general and administrative expenses as a percentage of net sales decreased to 30.3% in fiscal 2006 from 30.9% in fiscal 2005.  The decrease as a percentage of net sales was primarily due in part to the payment in fiscal 2005 of a $1.2 million fee to terminate the consulting agreement with Hampshire Equity Partners II, L.P. (formerly majority stockholder), property losses in fiscal 2005 from Hurricanes Katrina, Rita and Wilma of approximately $700,000 and expenses of approximately $525,000 in fiscal 2005 related to our secondary offering, which was consummated on January 31, 2006.  Partially offsetting these favorable items were additional costs incurred by the Company for compliance with section 404 of the Sarbanes-Oxley Act and increased insurance cost for property and medical coverage in fiscal 2006, all of which totaled approximately $2.9 million.  Excluding revenues and costs incremental to the 53rd week, selling general and administrative expense as a percentage of net sales would have been 20 basis points higher or 30.5% in fiscal 2006.

Interest Income. Interest income increased $1.1 million, or 125.9% to 2.0 million for fiscal 2006 from approximately $892,000 in fiscal 2005. The increase in interest income was due to the full year impact of interest income earned on proceeds from our initial public offering.

Interest Expense . Interest expense increased approximately $14,000, or 4.1% to approximately $359,000 in fiscal 2006 from approximately $345,000 in fiscal 2005. The increase in interest expense was primarily due to the addition of a $4.8 million equipment lease in fiscal 2006.

Provision for Income Taxes. The provision for income taxes increased $3.1 million, or 40.6% to $10.6 million in fiscal 2006 from $7.6 million in fiscal 2005. The effective income tax rates for fiscal 2006 and fiscal 2005 were 33.2% and 34.7%, respectively. The tax rate decreased in fiscal 2006 primarily as a result of our investment in tax exempt securities and an increase in job tax credits. We expect our effective tax rate to be approximately 35.0% in fiscal 2007, primarily due to projected increase in our pre-tax income.

Net Income. Net income increased 50.4% to $21.4 million in fiscal 2006 from $14.2 million in fiscal 2005. The increase in net income was due to the factors discussed above.

Fiscal 2005 Compared to Fiscal 2004

Net Sales. Net sales increased $86.4 million, or 42.5%, to $289.8 million for fiscal 2005 from $203.4 million in fiscal 2004. The increase in net sales was primarily due to 36 new store openings in fiscal 2005 and a comparable store sales increase of 16.7% for fiscal 2005 compared to fiscal 2004. This increase reflects in part the positive impact of increased sales during the months of September 2005 through January 2006 following Hurricanes Katrina, Rita and Wilma, in stores in the affected region.  The 36 stores opened in fiscal 2005 accounted for $34.8 million of the total increase in sales, the 40 stores opened in fiscal 2004 accounted for $24.1 million and the 158 comparable stores contributed $27.5 million of the increase in sales. Four stores were expanded and/or relocated in fiscal 2005. The increase in comparable store sales was primarily from an increase in customer transactions and from the increasing consumer preference for branded goods. Comparable store sales for fiscal 2005 also were positively impacted by post-hurricane sales during the months of September 2005 through January 2006. Federal Emergency Management Act vouchers and other one-time assistance enabled many of our customers to purchase apparel and other items to replace what had been lost from the hurricanes. While the hurricanes had a negative effect on us by causing 38 stores to be closed for one day or more during the third quarter of fiscal 2005, the subsequent sales increases after the stores reopened more than offset the sales missed on those lost days. Stores located in areas contiguous to the stores affected directly by the hurricanes also showed a dramatic increase in their sales for the third and fourth quarters of fiscal 2005.

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

Selling, General and Administrative Expense. Selling, general and administrative expenses increased $26.1 million, or 41.1%, to $89.6 million in fiscal 2005 from $63.6 million in fiscal 2004. The increase in these expenses was due primarily to additional store level, distribution and corporate costs arising from the opening of 36 new stores in fiscal 2005, the payment of a $1.2 million fee to terminate the consulting agreement with Hampshire Equity Partners II, L.P., property losses from Hurricanes Katrina, Rita and Wilma, which  totaled approximately $700,000 in fiscal 2005 and expenses of approximately $525,000 related to our secondary offering, which was consummated on January 31, 2006. Selling, general and administrative expenses increased additionally due to costs associated with being a public company of approximately $920,000. Selling, general and administrative expenses as a percentage of net sales decreased to 30.9% in fiscal 2005 from 31.3% in fiscal 2004. The decrease as a percentage of net sales was primarily due to our strong comparable store sales growth and our ability to leverage SG&A costs.  In addition, this decrease is in part due to a prior year charge in fiscal 2004 of approximately $300,000 for additional vacation pay accrual pursuant to a change in our vacation policy.

Interest Income. Interest income increased to approximately $892,000 in fiscal 2005 from approximately $42,000 in fiscal 2004. The increase in interest income was due primarily to interest income earned on proceeds from our initial public offering.

Interest Expense . Interest expense decreased 55.4% to approximately $345,000 in fiscal 2005 from approximately $774,000 in fiscal 2004. The decrease in interest expense was primarily due to the redemption of shares of our preferred stock subject to mandatory redemption in May 2005, the absence of any borrowings under our previous line of credit and the repaying in full of our mortgage on our Fahm Street headquarters and distribution center.

Provision for Income Taxes. The provision for income taxes increased to approximately $7.6 million in fiscal 2005 from $4.6 million in fiscal 2004. The effective income tax rates for fiscal 2005 and fiscal 2004 were 34.7% and 38.5%, respectively. The tax rate decreased in fiscal 2005 as a result of our investment in tax exempt securities, an increase in job tax credits and a reduction in non-deductible dividends on our preferred stock subject to mandatory redemption. We expect our tax rate to be approximately 34.5% in fiscal 2006, primarily due to additional anticipated job tax credits in fiscal 2006 and the full year impact of our investment in tax exempt securities.

Net Income. Net income increased 95.7% to $14.2 million in fiscal 2005 from $7.3 million in fiscal 2004. The increase in net income was due to the factors discussed above.

Quarterly Results of Operations

The following table sets forth our unaudited quarterly results of operations for fiscal 2005 and fiscal 2006. Each quarterly period presented below consists of 13 weeks except for the quarterly period ended February 3, 2007 which contains 14 weeks, and the information includes our statement of income data for each such period and additional operating data for each such period. In the opinion of management, these unaudited interim financial data have been prepared on the same basis as the audited financial statements and reflect all adjustments (consisting only of normal recurring adjustments) and fairly present the financial information disclosed for these periods. The interim financial data set forth below should be read in conjunction with, and are qualified in their entirety by reference to, the audited financial statements and related notes included elsewhere in this Report. The results of operations for historical periods are not necessarily indicative of results for any future period.

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

	Quarter Ended
	Feb. 3, (1) 2007		Oct. 28, 2006	July 29, 2006	Apr. 29, 2006	Jan. 28 2006		Oct. 29, 2005		July 30, 2005	April 30, 2005
	(dollars in thousands, except per share amounts)
Statement of Income Data:
Net sales	$126,788		$87,119	$76,330	$91,681	$96,844		$69,895		$59,449	$63,616
Cost of sales	78,104		54,156	48,112	55,372	59,916		42,873		37,682	38,482

Gross profit	48,684		32,963	28,218	36,309	36,928		27,022		21,767	25,134
Selling, general and administrative expenses	33,736		29,202	26,681	26,242	25,365		23,252		21,271	19,758

Income from operations	14,948		3,761	1,537	10,067	11,563		3,770		496	5,376
Interest expense (income)	(394)		(386)	(418)	(457)	(351)		(252)		(55)	111

Earnings before income taxes	15,342		4,147	1,955	10,524	11,914		4,022		551	5,265
Income tax expense	4,970		1,337	680	3,630	3,992		1,390		170	2,000

Net income	$10,372		$2,810	$1,275	$6,894	$7,922		$2,632		$381	$3,265

Net income per common share:
Basic	$0.75		$0.21	$0.09	$0.51	$0.61		$0.21		$0.03	$0.35
Diluted	$0.73		$0.20	$0.09	$0.49	$0.55		$0.18		$0.03	$0.30
Weighted average shares used to compute net income per share:
Basic	13,739,277		13,583,263	13,516,060	13,447,612	12,941,959		12,825,199		11,925,307	9,295,000
Diluted	14,199,753		14,082,634	14,099,565	14,070,152	14,405,559		14,379,974		13,587,400	10,986,959
Additional Operating Data:
Number of stores:
Open, beginning of quarter	266		253	250	235	226		221		214	200
Opened during quarter	11		13	3	15	10		5		7	14
Closed during quarter	—		—	—	—	1		—		—	—

Total open at end of period	277		266	253	250	235		226		221	214
Comparable store sales increase (2)	1.3	%(3)	6.2%	7.3%	21.0%	22.8	%(4)	25.0	%(5)	11.5%	6.9%

(1)             Quarter includes 14th week as all other quarters presented have 13 weeks.

(2)             Stores included in the comparable store sales calculation for any period are those stores that were opened prior to the beginning of the preceding fiscal year and were still open at the end of such period. Relocated stores and expanded stores are included in the comparable store sales results.

(3)             The Company is reporting comparable store sales on a comparable store and comparable week basis; the 14 weeks ended February 3, 2007 are compared to the 14 weeks ended February 4, 2006.

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

Liquidity and Capital Resources

Our cash requirements are primarily for working capital, expansion of our Darlington distribution Center, construction of new stores, remodeling of our existing stores and the improvement of our information systems. Historically, we have met these cash requirements from cash flow from operations, short-term trade credit, borrowings under our revolving lines of credit, long-term debt and capital leases and cash proceeds from our initial public offering.  We expect to be able to meet future cash requirements with cash flow from operations and existing cash balances.

On May 18, 2005, we completed our initial public offering of our common stock, as a result of which we issued and sold 2,700,000 shares of common stock at $14.00 per share. In addition, the underwriters exercised the over-allotment option, pursuant to which we issued and sold an additional 577,500 shares on June 1, 2005. We received aggregate gross proceeds of approximately $45.9 million and incurred approximately $4.8 million in expenses in connection with our initial public offering resulting in net proceeds of approximately $41.1 million. In addition, 1,150,000 shares of common stock were sold in our initial public offering by certain selling stockholders, for which we received no proceeds. As a result, upon the closing of the offering, there were 12,602,154 shares of our common stock outstanding.

Following the closing of our initial public offering on May 23, 2005, all of our 3,605 shares of preferred stock subject to mandatory redemption were redeemed and extinguished for approximately $3.6 million, and we repaid in full our mortgage on the Fahm Street headquarters and distribution center in the amount of approximately $1.5 million.

Using a portion of the proceeds from our initial public offering and cash flow from operations, we purchased a distribution center in Darlington, South Carolina in fiscal 2005.

Discussion of Cash Flows

Fiscal 2006 Compared to Fiscal 2005

At February 3, 2007, we had total cash, cash equivalents and marketable securities of $77.7 million compared with total cash, cash equivalents and marketable securities of $63.5 million at January 28, 2006. The most significant factors in the change in our net liquidity position during fiscal 2006 were the positive cash flow from operations and financing activities provided by tax benefits realized by the exercise of stock options, offset by capital expenditures to open new stores and the repayment of debt.

Inventory represented approximately 37.4% of our total assets as of February 3, 2007. Management’s ability to manage our inventory can have a significant impact on our cash flows from operations during a given interim period or fiscal year. In addition, inventory purchases can be seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise.

Cash Flows Provided by Operating Activities . Net cash provided by operating activities was $18.0 million in fiscal 2006 compared to $27.8 million in fiscal 2005. The main sources of cash provided during fiscal 2006 were net income adjusted for depreciation and other non-cash charges of $28.4 million, increases in accrued expenses of $4.4 million and an increase in accrued compensation of $1.2 million. Uses of cash consisted of a $14.2 million increase in inventory net of accounts payable and a $1.7 million increase in prepaid assets.

Cash Flows (Used) in Investing Activities. Cash used in investing activities was $26.9 million in fiscal 2006 compared to $66.0 million in fiscal 2005. Net cash used for the purchase of property and equipment increased during fiscal 2006 compared to fiscal 2005 primarily due to capital expenditures in the amount of $20.5 million in fiscal 2006 for the purchase of property and equipment for the build out of 42 new stores, six relocations and remodels, purchase of markdown scanners, build out of a distribution center in Darlington and other general corporate purposes compared to $12.1 million in fiscal 2005 used for the purchase of property and equipment for the build out of 36 new stores, four relocations and remodels, purchase of our distribution center in Darlington and other general corporate purposes. Excluding equipment financed by capital leases, the net amount of cash spent on purchases of property and equipment was $15.7 million and $11.6 million in fiscal 2006 and fiscal 2005, respectively. Approximately $2.4 million of our capital expenditures for new stores in fiscal 2006 was reimbursed to us by the landlords of our leased properties. These tenant improvement dollars will be amortized over the life of the individual store’s lease as a reduction to occupancy expense.  Other uses of cash for investment activities in fiscal 2006 included investment activities in marketable securities consisting of net investment of  $11.5 million of cash in municipal auction rate securities.

Cash Flows Provided (Used) by Financing Activities. Cash provided by financing activities was $11.5 million in fiscal 2006 and $35.5 million in fiscal 2005. Financing activities in fiscal 2006 included the tax benefit from stock exercises of $12.2 million, the net receipt of approximately $20,000 from options exercised during our secondary offering and employee stock option exercises that occurred in fiscal 2006 and debt repayments of approximately 786,000 on our capital leases.

Until required for other purposes, we maintain cash, cash equivalents and marketable securities in deposit accounts or highly liquid investments.

Fiscal 2005 Compared to Fiscal 2004

At January 28, 2006, we had total cash, cash equivalents and marketable securities of $63.5 million compared with total cash and cash equivalents of $11.8 million at January 29, 2005. The most significant factors in the change in our net liquidity position during fiscal 2005 were the proceeds from our initial public offering, positive cash flow from operations, offset by capital expenditures to open new stores and purchase the distribution center in Darlington, South Carolina, the repayment of debt and the redemption of our preferred stock.

Inventory represented approximately 36.8% of our total assets as of January 28, 2006. Management’s ability to manage our inventory can have a significant impact on our cash flows from operations during a given interim period or fiscal year. In addition, inventory purchases can be seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise.

Cash Flows Provided by Operating Activities . Net cash provided by operating activities was $27.8 million in fiscal 2005 compared to $12.7 million in fiscal 2004. The main sources of cash provided during fiscal 2005 were net income adjusted for depreciation and other non-cash charges of $19.3 million, tax benefit from stock options exercised of $4.2 million, increases in accrued expenses of $3.8 million and increases in accrued compensation of $2.4 million. Uses of cash consisted of a $1.4 million change in the income tax payable, an approximately $278,000 increase in prepaid assets and other current assets related to insurance receivables for property damages from Hurricanes Katrina, Rita and Wilma, and an approximately $191,000 increase in net inventory.

Cash Flows Used in Investing Activities. Cash used in investing activities was $66.0 million in fiscal 2005 compared to $8.6 million in fiscal 2004. Net cash used in investing activities increased during fiscal 2005 compared to fiscal 2004 primarily because of the investment of $54.5 million of cash proceeds from the IPO in municipal auction rate securities. We also made capital expenditures in the amount of $12.1 million in fiscal 2005 for the purchase of property and equipment for the build out of 36 new stores, four relocations and remodels, a distribution center in Darlington and other general corporate purposes compared to $9.7 million in fiscal 2004 used for the purchase of property and equipment for the build out of 40 new stores, one relocation and other general corporate purposes. Excluding equipment financed by capital leases, the net amount of cash spent on purchases of property and equipment was $11.6 million and $8.6 million in fiscal 2005 and fiscal 2004, respectively. Approximately $1.1 million of our capital expenditures for new stores in fiscal 2005 was reimbursed to us by the landlords of our leased properties. These tenant improvement dollars will be amortized over the life of the individual store’s lease as a reduction to occupancy expense.

Cash Flows Provided (Used) by Financing Activities. Cash provided by financing activities was $35.5 million in fiscal 2005 and ($2.2) million in fiscal 2004. Financing activities in fiscal 2005 included the receipt of $41.1 million from the IPO and approximately $384,000 from subsequent option exercises by employees, payment of $3.6 million in connection with the redemption of our preferred stock, the $1.5 million payoff of our mortgage on the Fahm Street headquarters and distribution center and scheduled repayments of approximately $942,000 on our outstanding capital leases.

Liquidity Sources, Requirements and Contractual Cash Requirements and Commitments

Our principal sources of liquidity consist of: (i) cash, cash equivalents and marketable securities (which equaled $77.7 million as of February 3, 2007); (ii) trade credit; (iii) cash generated from operations on an ongoing basis as we sell our merchandise inventory; and (iv) an unsecured line of credit with a maximum available borrowing of $3.0 million subject to our inventory levels (with $3.0 million available and none drawn down as of February 3, 2007). Short-term trade credit represents a significant source of financing for inventory purchases. Trade credit arises from customary payment terms and trade practices with our vendors.  Historically, our principal liquidity requirements have been to meet our working capital and capital expenditure needs.  We believe that our existing sources of liquidity will be sufficient to fund our operations and anticipated capital expenditures for at least the next 24 months. We cannot be certain that additional capital or other sources of liquidity will be available on terms acceptable to us, or at all.

During fiscal 2006 and prior years, we had a $25 million line of credit that expired on April 2, 2007.  We did not draw against the line of credit since our initial public offering and believe current sources of liquidity to be sufficient for cash requirements over the next 24 months, therefore we did not renew the $25 million line of credit when it expired on April 2, 2007.

We anticipate that capital expenditures will be approximately $34 million to $36 million for fiscal 2007. These expenditures will relate to the purchase of property and equipment for the 46 to 48 stores we plan to open in fiscal 2007, the addition of more office space and the planned addition to our Darlington distribution center. We plan to finance these capital expenditures with cash flow from operations and existing cash balances.

The following table discloses aggregate information about our contractual obligations as of February 3, 2007 and the periods in which payments are due:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Contractual obligations:
Capital leases	$5,395	$2,085	$3,310	$—	$—
Operating leases(1)	48,758	14,792	23,410	9,809	747
Purchase obligations	77,886	77,886	—	—	—
Total contractual cash obligations	$132,039	$94,763	$26,720	$9,809	$747

(1)             Represents fixed minimum rentals in stores and does not include incremental rents which are computed as a percentage of net sales. For example, in fiscal 2006 incremental percentage rent was approximately $2.5 million, which represented 15.6% of total rent expense.

Indebtedness. We had a revolving line of credit secured by substantially all of our assets pursuant to which we paid customary fees. This secured line of credit expired on April 2, 2007. The Company does not intend to renew this line of credit. This secured line of credit provided for aggregate cash borrowings and the issuance of letters of credit up to the lesser of $25.0 million or the borrowing base (which was approximately $25.0 million at February 3, 2007), with a letter of credit sub-limit of $2.0 million. Borrowings under this secured line of credit bore interest at the prime rate plus a spread or LIBOR plus a spread, at our election, based on conditions in the credit agreement. As of February 3, 2007, we had no outstanding borrowings on the line of credit, and no outstanding letters of credit. Under the terms of the credit agreement, we were required to maintain a minimum tangible net worth.

In September 2003, we entered into an annual unsecured revolving line of credit with Bank of America, N.A., which was renewed in June 2006. The line of credit provides for aggregate cash borrowings up to $3.0 million to be used for general operating purposes. Borrowings under the credit agreement bear interest at LIBOR plus a spread. At February 3, 2007, there was no balance on this revolving line of credit.

We may borrow funds under the line of credit with Bank of America from time to time and subsequently repay such borrowings with available cash generated from operations.

Capital Leases. We have capital lease obligations that financed the purchase of computer equipment. As of February 3, 2007, our capital lease obligations were $4.6 million. These obligations have maturity dates ranging from May 2008 to December 2009. The interest rates on these obligations range from 11.3% to 13.0%. All of these obligations are secured by the computer equipment.  The lease agreements contain cross default provisions which result in a default if the Company is out of compliance with any other borrowing agreements.

Operating Leases. We lease our stores under operating leases, which generally have an initial term of five years with one five-year renewal option. The typical store lease requires a combination of both fixed monthly rentals and rentals computed as percentage of net sales after a certain sales threshold has been met. Included in our operating lease contractual obligations is the minimum monthly rental payments for our Coleman Boulevard distribution center in Savannah, as well as the Los Angeles and New York City buyers’ offices. For fiscal 2006, rental expense was $16.0 million compared to $12.2 million for fiscal 2005 (including approximately $2.5 million and $1.7 million of percentage rent, respectively, in fiscal 2006 and 2005).

Purchase Obligations. As of February 3, 2007, we had purchase obligations of $77.9 million, all of which were for less than one year. These purchase obligations primarily consist of outstanding merchandise orders.

Off-Balance Sheet Arrangements

Other than the store and support center operating leases described above, we do not have any off-balance sheet arrangements.

Outstanding Stock Options

As of February 3, 2007, we had outstanding vested options to purchase 565,037 shares of common stock at a weighted average exercise price of $1.52 per share, and outstanding unvested options to purchase 253,067 shares of common stock at a weighted average price of $21.45 per share. The per share value of each share of common stock underlying the vested and unvested options, based on the difference between the exercise price per option and the estimated fair market value of the shares at the dates of the grant of the options (also referred to as intrinsic value), ranges from $0 to $4.20 per share. Based on the closing price of our common stock of $39.41 per share on February 2, 2007, the intrinsic value of the options outstanding on February 3, 2007 was $32.2 million, of which $22.3 million related to vested options and $9.9 million related to unvested options.

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

Revenue Recognition

While the recognition of revenue is predominantly derived from routine retail transactions and does not involve significant judgment, revenue recognition represents an important accounting policy of ours. We recognize retail sales net of sales taxes at the time the customer takes possession of the merchandise and purchases are paid for less an allowance for returns. We allow for returns up to ten days after the date of sales and the estimate for returns is based on actual observed return activity ten days after the period ends. Revenue from layaway sales is recognized when the customer has paid for and received the merchandise. Program service charges, which are non-refundable, are recognized in revenue when collected. All sales are from cash, check or major credit card company transactions.

Inventory

Inventory is stated at the lower of cost (first-in, first-out basis) or market as determined by the retail inventory method less a provision for estimated inventory shrinkage. Under the retail inventory method, the cost value of inventory and gross margins are determined by calculating a cost-to-retail ratio and applying it to the retail value of inventory. Inherent in the retail inventory calculation are certain significant management judgments and estimates, including, among others, merchandise markups, markdowns and shrinkage, which impact the ending inventory valuation at cost as well as resulting gross margins. We estimate shrinkage for the period between the last physical count and the balance sheet date. The estimate for the shrinkage reserve can be affected by changes in actual shrinkage trends. We believe the first-in, first-out retail inventory method results in an inventory valuation that is fairly stated. Many retailers have arrangements with vendors that provide for rebates and allowances under certain conditions, which ultimately affect the value of the inventory. We do not generally enter into such arrangements with our vendors.

Property and Equipment, net

We have a significant investment in property and equipment. Property and equipment are stated at cost less accumulated depreciation. Equipment under capital leases is stated at the present value of minimum lease payments. Depreciation and amortization are computed using the straight-line method over the lesser of the estimated useful lives (primarily three to five years for computer equipment and furniture, fixtures and equipment, five years for leasehold improvements and fifteen years for buildings) of the related assets or the relevant lease term, whichever is shorter. Any reduction in these estimated useful lives would result in a higher annual depreciation expense for the related assets.

Impairment of Long-Lived Assets

We continually evaluate whether events and changes in circumstances warrant revised estimates of the useful lives or recognition of an impairment loss for long-lived assets. Future adverse changes in market and legal conditions, or poor operating results of underlying assets could result in losses or an inability to recover the carrying value of the long-lived asset, thereby possibly requiring an impairment charge in the future. If facts and circumstances indicate that a long-lived asset, including property and equipment, may be impaired, the carrying value is reviewed. If this review indicates that the carrying value of the asset will not be recovered as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value. Impairment losses in the future are dependent on a number of factors such as site selection and general economic trends, and thus could be significantly different from historical results. To the extent our estimates for net sales, gross profit and store expenses are not realized, future assessments of recoverability could result in impairment charges.

Stock-Based Compensation

We adopted SFAS No. 123 (revised 2004) Share-Based Payment (“SFAS No. 123R”) during the first quarter of fiscal 2006.  SFAS No. 123R requires the measurement and recognition of compensation expense for all stock-based awards made to employees based on estimated fair value of the award.  The determination of the fair value of our stock options on the date of grant using an option-price model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables.  These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The fair values of options and shares issued pursuant to the stock based compensation plans at each grant date were estimated using the Black-Scholes Merton option pricing model.  If factors change and we employ different assumptions in the application of SFAS No. 123R in future periods, the compensation expense recorded under SFAS No. 123R may differ significantly from the amount recorded in the current period.

Operating Leases

We lease all of our store properties and one of our distribution centers and account for the leases as operating leases in accordance with SFAS No. 13, Accounting for Leases. Many lease agreements contain tenant improvement allowances, rent holidays, rent escalation clauses and/or contingent rent provisions. For purposes of recognizing incentives and minimum rental expenses on a straight-line basis over the terms of the leases, we use the date of initial possession to begin amortization, which is generally when we enter the space and begin to make improvements in preparation of intended use.

For scheduled rent escalation clauses during the lease terms or for rental payments commencing “rent holidays” at a date other than the date of initial occupancy, we record minimum rental expenses on a straight-line basis over the terms of the leases. For tenant improvement allowances we record a deferred rent liability on the balance sheets and amortize the deferred rent over the terms of the leases.

Certain leases provide for contingent rents that are not measurable at inception. These contingent rents are primarily based on a percentage of sales that are in excess of a predetermined level. These amounts are excluded from minimum rent and are included in the determination of total rent expense when it is probable that the expense has been incurred and the amount is reasonably estimable.

Accounting for Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes . The computation of income taxes is subject to estimation due to the judgment required and the uncertainty related to the recoverability of deferred tax assets or the outcome of tax audits. We adjust our income tax provision in the period it is determined that actual results will differ from its estimates. Tax law and rate changes are reflected in the income tax provision in the year in which such changes are enacted.

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

Recent Accounting Pronouncements

In September 2006, the SEC released Staff Accounting Bulletin (“SAB”) 108, providing interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Based on this guidance, the SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The implementation of SAB 108 did not have a material impact on our results of operations, cash flows and financial position.

In June 2006, the Emerging Issues Task Force (“EITF”) ratified EITF Issue 06-3, “How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” A consensus was reached that entities may adopt a policy of presenting taxes in the income statement on either a gross or net basis. An entity should disclose its policy of presenting taxes and the amount of any taxes presented on a gross basis should be disclosed, if significant. The guidance is effective for periods beginning after December 15, 2006. We present sales net of sales taxes. EITF 06-3 will not impact the method for recording these sales taxes in our Financial Statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the standard, but do not expect it to have a material impact on our financial statements upon adoption.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting and disclosure for uncertain tax positions, as defined therein.  FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The provisions of FIN 48 are effective for us as of February 4, 2007, with any cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  This interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of adopting FIN 48 on our results of operations, cash flows and financial position.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to financial market risks related to changes in interest rates connected with our revolving lines of credit, which bear interest at variable rates. We cannot predict market fluctuations in interest rates. As a result, future results may differ materially from estimated results due to adverse changes in interest rates or debt availability. A hypothetical 100 basis point increase in prevailing market interest rates would not have materially impacted our financial position, results of operations or cash flows for fiscal 2006.  We do not engage in financial transactions for trading or speculative purposes, and have not entered into any interest rate hedging contracts.

We source all of our product from apparel markets in the United States in U.S. Dollars and, therefore, are not subject to fluctuations in foreign currency exchange rates. We have not entered into forward contracts to hedge against fluctuations in foreign currency prices.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item and the report of the independent accountant thereon required by Item 14(a)(2) appear on pages F-2 through F-20 of this Report.  See accompanying Index to the financial statements on page F-1. The supplementary financial data required by Item 302 of Regulation S-K appears in note 13 to the financial statements.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer each concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information has been accumulated and communicated to our management, including the officers who certify our financial reports, as appropriate, to allow timely decisions regarding the required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended February 3, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

For the Report of Management on Internal Control and the Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting, see Item 8, Financial Statements and Supplementary Data.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item with respect to our executive officers and directors, compliance by our directors, executive officers and certain beneficial owners of our common stock with Section 16(a) of the Exchange Act, the committees of our Board of Directors, our Audit Committee Financial Expert and our Code of Ethics is incorporated herein by reference to information under the captions entitled “Board of Directors and Committees of the Board of Directors,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance”  in our definitive proxy statement (to be filed hereafter) in connection with our 2007 Annual Meeting of Stockholders and possibly elsewhere in the proxy statement (or will be filed by amendment to this Report).

ITEM 11.   EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to information under the captions entitled “Executive Compensation” and “Board of Directors and Committees of the Board of Directors” in our definitive proxy statement (to be filed hereafter) in connection with our 2007 Annual Meeting of Stockholders and possibly elsewhere in the proxy statement (or will be filed by amendment to this Report).

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item with respect to ownership of our common stock is incorporated herein by reference to the information under the caption entitled “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement (to be filed hereafter) in connection with our 2007 Annual Meeting of Stockholders and possibly elsewhere in the proxy statement (or will be filed by amendment to this Report).

Equity Compensation Plan Information.  The following table represents those securities authorized for issuance as of February 3, 2007 under our existing equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	818,104	(1)	$ 7.66	1,031,350
Equity compensation plans not approved by security holders	—		—	—
Total	818,104		$ 7.66	1,031,350

(1)             Includes 590,654 outstanding options issued under the 1999 Citi Trends, Inc. Stock Option Plan.  This plan was replaced in May 2005 by the 2005 Citi Trends Inc. Long Term Incentive Plan, which provides for the issuance of up to 1,300,000 shares of common stock upon the exercise of stock options or as awards of restricted stock and performance awards.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information under the captions entitled “Certain Relationships and Related Party Transactions” and “Board of Directors and Committees of the Board of Directors” in our definitive proxy statement (to be filed hereafter) in connection with our 2007 Annual Meeting of Stockholders and possibly elsewhere in the proxy statement (or will be filed by amendment to this Report).

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information under the caption entitled “Ratification of Independent Registered Public Accounting Firm” in our definitive proxy statement (to be filed hereafter) in connection with our 2007 Annual Meeting of Stockholders and possibly elsewhere in the proxy statement (or will be filed by amendment to this Report).

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)       Financial Statements

See accompanying Financial Statements beginning on page F-1.

(a)(2)       Financial Statement Schedules

See accompanying Financial Statements Schedule on page F-1.

(a)(3)       Exhibits

Exhibit Index

Exhibit No.	Description

3.1

Second Amended and Restated Certificate of Incorporation, as amended by the Certificate of Amendment dated June 22, 2006 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2006)

3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-125611) filed with the SEC on June 8, 2005)

4.1

Specimen certificate for shares of common stock, $.01 par value (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-123028) filed with the SEC on April 29, 2005)

*10.1

Amended and Restated Employment Agreement by and between R. Edward Anderson and Citi Trends, Inc., dated as of December 30, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2005)

*10.2

Amended and Restated Employment Agreement by and between George Bellino and Citi Trends, Inc., dated as of December 30, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2005)

10.3

The Loan and Security Agreement, dated as of April 2, 1999, by and between Congress Financial Corporation (Southwest) and Allied Fashion, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-123028) filed with the SEC on February 28, 2005)

10.4

First Amendment to Loan and Security Agreement, dated as of June 28, 2000, by and between Congress Financial Corporation (Southwest) and Allied Fashion, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-123028) filed with the SEC on February 28, 2005)

10.5

Second Amendment to Loan and Security Agreement, dated as of November 30, 2000, by and between Congress Financial Corporation (Southwest) and Allied Fashion, Inc. (Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-123028) filed with the SEC on February 28, 2005)

10.6

Third Amendment to Loan and Security Agreement, dated as of January 2003, by and between Congress Financial Corporation (Southwest) and Citi Trends, Inc. (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-123028) filed with the SEC on February 28, 2005)

10.7

Fourth Amendment to Loan and Security Agreement, dated as of February 9, 2005, by and between Congress Financial Corporation (Southwest) and Citi Trends, Inc. (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-123028) filed with the SEC on February 28, 2005)

10.8

Fifth Amendment to the Loan and Security Agreement, dated as of May 18, 2006, by and between Wachovia Capital Finance (formerly Congress Financial Corporation) and Citi Trends, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2006)

10.9

Lease Agreement, dated as of September 30, 2004, by and between Meyer Warehouse, LLC, as landlord, and Citi Trends, Inc., as tenant (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-123028) filed with the SEC on February 28, 2005)

10.11

$3.0 Million Loan Agreement between Citi Trends, Inc. and Bank of America dated June 16, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2006)

10.12	Amendment No. 1 dated August 28, 2006 to $3.0 Million Loan Agreement between Citi Trends, Inc. and Bank of America dated June 16, 2006

*10.13

Allied Fashion, Inc. Amended and Restated 1999 Stock Option Plan (as previously amended and restated effective as of June 17, 2004) (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-8 (File No. 333-125611) filed with the SEC on June 8, 2005)

*10.14

Amendment to the 1999 Allied Fashion Inc. Stock Option Plan (as previously amended and restated effective as of June 17, 2004) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 28, 2006)

*10.15	2005 Long Term Incentive Plan (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-8 (File No. 333-125611) filed with the SEC on June 8, 2005)

*10.16	Amendment to the Citi Trends, Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 28, 2006)

*10.17	Amendment to the Citi Trends, Inc. 2005 Long-Term Incentive Plan

*10.18	Form of Restricted Stock Award Agreement for Employees (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 30, 2007)

*10.19	Form of Restricted Stock Award Agreement for Directors

*10.20	Form of Stock Option Agreement for Employees

*10.21	Form of Stock Option Agreement for Directors

10.22	Nominating Agreement by and between Citi Trends, Inc. and Hampshire Equity Partners II, L.P.

10.23

Registration Rights Agreement between Citi Trends, Inc. and Hampshire Equity Partners II, L.P. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (File No.333-141908) filed with the SEC on April 5, 2007)

14.1

Citi Trends, Inc. Code of Business Conduct (incorporated by reference to Exhibit 14.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-123028) filed with the SEC on April 29, 2005)

23.1	Consent of KPMG LLP

31.1	Certification of R. Edward Anderson, Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Bruce D. Smith, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of R. Edward Anderson, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Bruce D. Smith, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                    Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITI TRENDS, INC.
(Registrant)

Date	April 11, 2007	By	/s/ R. Edward Anderson	/s/ Bruce D. Smith
			R. Edward Anderson	Bruce D. Smith
			Chief Operating Officer (Principal Executive Officer)	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ R. Edward Anderson	Chief Executive Officer	April 11, 2007
R. Edward Anderson	(Principal Executive Officer) and Chairman of the Board of Directors

/s/ Bruce D. Smith	Senior Vice President and	April 11, 2007
Bruce D. Smith	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ John S. Lupo	Director	April 11, 2007
John S. Lupo

/s/ Patricia M. Luzier	Director	April 11, 2007
Patricia M. Luzier

/s/ Tracy L. Noll	Director	April 11, 2007
Tracy L. Noll

/s/ Lawrence E. Hyatt	Director	April 11, 2007
Lawrence E. Hyatt

Citi Trends, Inc.
Index to Financial Statements

FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED FEBRUARY 3, 2007, JANUARY 28, 2006 AND JANUARY 29, 2005

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Citi Trends Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d 15(f) of the Securities Exchange Act of 1934 as amended. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

This process includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements, and can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, because of changes in conditions, the effectiveness of internal control may vary over time.

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of February 3, 2007. Management’s assessment was based on criteria described in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, the Company’s management concluded that the Company’s internal control over financial reporting was effective based on those criteria as of February 3, 2007.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of February 3, 2007 has been audited by KPMG LLP, the Company’s independent registered public accounting firm who audits the Company’s financial statements. The attestation report of KPMG LLP, which report is included herein, expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of February 3, 2007.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Citi Trends, Inc.:

We have audited the accompanying balance sheets of Citi Trends Inc. (the “Company”) as of February 3, 2007, and January 28, 2006, and the related statements of income, stockholders’ equity, and cash flows for the fiscal years ended February 3, 2007, January 28, 2006, and January 29, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Citi Trends, Inc. as of February 3, 2007 and January 28, 2006, and the results of its operations and its cash flows for the fiscal years ended February 3, 2007, January 28, 2006, and January 29, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Citi Trends, Inc.’s internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 11, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

As discussed in note 2 to the financial statements, effective January 29, 2006, the Company adopted the provisions of the Statement of Financial Accounting No. 123R “Share-Based Payment”, effective July 6, 2003, the Company adopted the provisions of the Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” and the Company adopted provisions of the Financial Accounting Standards Board Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” as of January 28, 2006.

/s/ KPMG LLP
April 11, 2007
Jacksonville, Florida
Certified Public Accountants

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Citi Trends, Inc:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Citi Trends, Inc. maintained effective internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Citi Trends, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Citi Trends, Inc. maintained effective internal control over financial reporting as of February 3, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Citi Trends, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Citi Trends, Inc. as of February 3, 2007 and January 28, 2006, and the related statements of income, stockholders’ equity, and cash flows for the fiscal years ended February 3, 2007, January 28, 2006, and January 29, 2005 and our report dated April 11, 2007, expressed an unqualified opinion on those financial statements.

/s/ KPMG LLP
April 11, 2007
Jacksonville, Florida
Certified Public Accountants

Citi Trends, Inc.

Balance Sheets
February 3, 2007 and January 28, 2006

	February 3, 2007	January 28, 2006
Assets
Current assets:
Cash and cash equivalents	$11,702,480	$9,079,388
Marketable securities	65,955,749	54,458,146
Inventory	73,359,967	54,020,879
Prepaid and other current assets	4,809,746	3,099,919
Deferred tax asset	2,190,407	1,620,400
Total current assets	158,018,349	122,278,732
Property and equipment, net	34,753,390	23,425,601
Goodwill	1,371,404	1,371,404
Deferred tax asset	1,680,459	2,500
Other assets	278,353	211,300
Total assets	$196,101,955	$147,289,537

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$50,888,911	$45,789,220
Accrued expenses	9,393,261	6,896,442
Accrued compensation	6,194,353	4,980,434
Current portion of long-term debt	108,936	—
Current portion of capital lease obligations	1,658,428	662,196
Income tax payable	830,383	1,047,968
Layaway deposits	575,793	317,647
Total current liabilities	69,650,065	59,693,907
Long-term debt, less current portion	—	108,936
Capital lease obligations, less current portion	2,982,661	422,128
Other long-term liabilities	5,260,213	3,315,265
Total liabilities	77,892,939	63,540,236

Stockholders’ equity:
Common stock, $0.01 par value. Authorized 20,000,000 shares; 13,972,437 shares issued as of February 3, 2007 and 13,179,765 shares issued as of January 28, 2006; 13,806,687 shares outstanding as of February 3, 2007 and 13,014,015 shares outstanding as of January 28, 2006	139,724	131,798
Paid-in-capital	62,854,923	49,753,909
Retained earnings	55,378,919	34,028,144
Treasury stock, at cost; 165,750 shares as of February 3, 2007 and January 28, 2006	(164,550)	(164,550)
Total stockholders’ equity	118,209,016	83,749,301

Commitments and contingencies (note 9)
Total liabilities and stockholders’ equity	$196,101,955	$147,289,537

See accompanying notes to financial statements.

Citi Trends, Inc.

Statements of Income
Years Ended February 3, 2007, January 28, 2006 and January 29, 2005

	Fiscal 2006	Fiscal 2005	Fiscal 2004
Net sales	$381,917,875	$289,804,419	$203,441,772
Cost of sales	235,744,386	178,953,515	127,307,594
Gross profit	146,173,489	110,850,904	76,134,178
Selling, general and administrative expenses	115,860,591	89,646,215	63,593,731
Income from operations	30,312,898	21,204,689	12,540,447
Interest income	2,013,714	891,571	41,975
Interest expense, including redeemable preferred stock dividends in 2004	(359,322)	(345,030)	(774,177)
Income before provision for income taxes	31,967,290	21,751,230	11,808,245
Provision for income taxes	10,616,515	7,551,715	4,551,000
Net income	$21,350,775	$14,199,515	$7,257,245
Basic income per common share	$1.57	$1.21	$0.78
Diluted income per common share	$1.51	$1.08	$0.67
Average number of shares outstanding
Basic	13,574,718	11,746,866	9,302,800
Diluted	14,138,063	13,148,602	10,879,388

See accompanying notes to financial statements

Citi Trends, Inc.

Statements of Cash Flows
 Years Ended February 3, 2007, January 28, 2006 and January 29, 2005

	Fiscal 2006	Fiscal 2005	Fiscal 2004
Operating activities:
Net income	$21,350,775	$14,199,515	$7,257,245
Adjustment to reconcile net income to net cash provided by operating activities:
Dividends on preferred shares subject to mandatory redemption	—	100,308	324,450
Depreciation and amortization	8,326,404	6,087,259	4,871,682
Deferred income taxes	(2,247,966)	(1,301,900)	(123,841)
Loss on disposal of fixed assets	89,419	161,506	80,719
Interest on subscription receivable	—	(48)	(9,643)
Noncash compensation expense	842,088	100,721	103,299
Income tax benefit on stock options exercised	—	4,180,104	—
Changes in assets and liabilities:
Inventory	(19,339,088)	(17,848,047)	(13,460,463)
Prepaid and other current assets	(1,709,827)	(287,819)	(845,787)
Other assets	(84,831)	(104,232)	(29,334)
Accounts payable	5,099,691	17,656,919	8,554,931
Accrued expenses and other long-term liabilities	4,441,767	3,788,043	2,823,842
Accrued compensation	1,213,919	2,442,791	868,181
Income tax payable	(217,585)	(1,407,279)	2,123,905
Layaway deposits	258,146	64,856	119,763
Net cash provided by operating activities	18,022,912	27,832,697	12,658,949

Investing activities:
Investments in marketable securities	(49,476,013)	(67,056,690)	—
Sales of marketable securities	37,978,410	12,598,544	—
Insurance proceeds received	268,744
Purchases of property and equipment	(15,652,305)	(11,553,817)	(8,631,233)
Net cash used in investing activities	(26,881,164)	(66,011,963)	(8,631,233)

Financing activities:
Borrowings under revolving line of credit	—	—	37,716,044
Repayments under revolving line of credit	—	—	(37,716,044)
Excess tax benefits realized from the exercise of stock options	12,248,522	—	—
Repayments on long-term debt and capital lease obligations	(785,508)	(2,441,828)	(831,456)
Payment of dividends on preferred shares subject to mandatory redemption	—	—	(1,366,050)
Redemption of preferred shares	—	(3,605,000)	—
Proceeds from payment of stockholder note receivable	—	23,691	11,000
Cash used to settle equity instruments granted under share-based payment arrangements	(896,363)	—	—
Proceeds from the sale of stock and exercise of stock options	914,693	41,480,349	6,000
Net cash provided (used) in financing activities	11,481,344	35,457,212	(2,180,506)
Net increase (decrease) in cash and cash equivalents	2,623,092	(2,722,054)	1,847,210
Cash and cash equivalents:
Beginning of period	9,079,388	11,801,442	9,954,232
End of period	$11,702,480	$9,079,388	$11,801,442

Supplemental disclosures of cash flow information:
Cash paid for interest	$320,797	$741,142	$518,557
Cash paid for income taxes	$833,544	$6,080,790	$2,550,938
Supplemental disclosures of noncash activities:
Purchases of property and equipment financed through capital leases	$4,808,505	$514,191	$1,106,338
Paid in Capital for the exercise of stock options satisfied by the surrender of shares.	$22,632	$—	$—
Recognition of asset retirement obligations with the adoption of FIN 47	$—	$220,645	$—
Insurance settlement not yet received related to loss of fixed assets and inventory	$—	538,000	—
Purchase of treasury stock for note payable	$—	$—	$106,800

See accompanying notes to financial statements

Citi Trends, Inc.

Statements of Stockholders’ Equity
 Years Ended February 3, 2007, January 28, 2006 and January 29, 2005

	Common Stock		Paid in	Retained	Treasury Stock		Subscription
	Shares	Amount	Capital	Earnings	Shares	Amount	Receivable	Total
Balances—January 31, 2004	9,445,150	$94,451	$3,920,783	$12,571,384	150,150	$(57,750)	$(25,000)	$16,503,868
Exercise of stock options	15,600	156	5,844					6,000
Expense recorded in connection with issuance of stock options			103,299					103,299
Purchase of 600 shares of common stock in exchange for a 3 year note					15,600	(106,800)		(106,800)
Interest recorded on subscription receivable							(9,643)	(9,643)
Payment received on subscription receivable							11,000	11,000
Net income				7,257,245				7,257,245
Balances—January 29, 2005	9,460,750	$94,607	$4,029,926	$19,828,629	165,750	$(164,550)	$(23,643)	$23,764,969
Initial public offering	3,277,500	33,072	41,058,968					41,092,040
Exercise of stock options	441,515	4,119	384,190					388,309
Tax benefit of stock options exercised			4,180,104					4,180,104
Expense recorded in connection with issuance of stock options			100,721					100,721
Interest recorded on subscription receivable							(48)	(48)
Payment received on subscription receivable							23,691	23,691
Net income				14,199,515				14,199,515
Balances—January 28, 2006	13,179,765	$131,798	$49,753,909	$34,028,144	165,750	$(164,550)	$—	$83,749,301
Exercise of stock options	792,672	7,926	929,400					937,326
Tax benefit of stock options exercised			12,248,522					12,248,522
Expense recorded in connection with issuance of stock options			842,088					842,088
Net share settlement of options			(918,996)					(918,996)
Net income				21,350,775				21,350,775
Balances—February 3, 2007	13,972,437	$139,724	$62,854,923	$55,378,919	165,750	$(164,550)	$—	$118,209,016

See accompanying notes to financial statements

Citi Trends, Inc.

Notes to Financial Statements
February 3, 2007, January 28, 2006 and January 29, 2005

(1)      Organization and Business

Citi Trends, Inc. (the “Company”) is a rapidly growing, value-priced retailer of urban fashion apparel and accessories for the entire family. As of February 3, 2007, the Company operated 277 stores in Alabama, Arkansas, Florida, Georgia, Indiana, Kentucky, Louisiana, Maryland, Mississippi, Missouri, Ohio, North Carolina, South Carolina, Tennessee, Texas and Virginia.

(2)      Summary of Significant Accounting Policies

(a)  Fiscal Year

The Company’s fiscal year ends on the Saturday closest to January 31 of each year. The years ended February 3, 2007, January 28, 2006, and January 29, 2005 are referred to as fiscal 2006, fiscal 2005 and fiscal 2004, respectively, in the accompanying financial statements. Fiscal year 2006 is comprised of 53 weeks.  Fiscal years 2005 and 2004 are each comprised of 52 weeks.

(b)  Cash and Cash Equivalents

For purposes of the balance sheets and statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

(c)   Marketable Securities

Marketable securities consist of highly liquid, auction rate municipal securities of at least grade AA by Standard and Poor’s or Aa by Moody’s. While the underlying security has a long-term nominal maturity, the interest rate is periodically reset through Dutch auctions every seven to forty-nine days. As of February 3, 2007, all auction rate securities held by the Company were purchased with reset periods of 35 days. The Company has the opportunity to sell its investments during such periodic auctions subject to the availability of buyers. Since these auction rate securities are priced and subsequently trade at short-term intervals they are classified as current assets. The Company classifies all investments as available-for-sale. Available-for-sale securities are carried at estimated fair value, based on available market information, with unrealized gains and losses, if any, reported as a component of stockholders’ equity. As a result of the resetting variable rates, the carrying value of available-for-sale securities approximates fair market value due to their short maturities, and the Company has no cumulative gross unrealized or realized gains or losses from these investments. All income generated from these investments was recorded as interest income.

(d)  Inventory

Inventory is stated at the lower of cost (first-in, first-out basis) or market as determined by the retail inventory method less a provision for inventory shrinkage. Under the retail inventory method, the cost value of inventory and gross margins are determined by calculating a cost-to-retail ratio and applying it to the retail value of inventory.

(e)   Property and Equipment, net

Property and equipment, net are stated at cost less accumulated depreciation and amortization. Equipment under capital leases is stated at the present value of the required minimum lease payments per the applicable lease agreement. Depreciation and amortization are computed using the straight-line method over the lesser of the estimated useful lives (principally three to five years for computer equipment and furniture, fixtures and equipment, five years for leasehold improvements, and fifteen years for buildings) of the related assets or the relevant lease term including renewals that are reasonably assured, whichever is shorter.

(f)    Goodwill

Goodwill represents the excess of the purchase price over the fair value of assets acquired.  Pursuant to SFAS No. 142, goodwill acquired in a purchase business combination and determined to have an indefinite useful life is not amortized, but instead tested for impairment at least annually. The Company performed this analysis at the end of fiscal 2006 and fiscal 2005 and no impairment was indicated for either year.

(g)  Impairment of Long-Lived Assets

In accordance with Financial Accounting Standards Board (“FASB”) statement No. 144 (Statement 144), Accounting for the Impairment or Disposal of Long-Lived Assets, if facts and circumstances indicate that a long-lived asset, including property and equipment, may be impaired, the carrying value of long-lived assets is reviewed. If this review indicates that the carrying value of the asset will not be recovered as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value. Impairment losses in the future are dependent on a number of factors such as site selection and general economic trends, and thus could be significantly different from historical results. To the extent the Company’s estimates for net sales, gross profit and store expenses are not realized, future assessments of recoverability could result in impairment charges.

(h)  Stock-Based Compensation

For fiscal years prior to 2006, the Company applied the intrinsic-value-based method of accounting prescribed by the Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB interpretation (FIN) No. 44,  Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25 to account for its fixed-plan stock options. Under this method, compensation expense was recorded on the date of grant only if the then-current fair value of the underlying stock exceeded the exercise price.  The Company recognized the fair value of stock rights granted to non-employees in the financial statements. SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148 , Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB statement No. 123, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by the accounting standards, the Company continued to apply the intrinsic-value based method of accounting as described previously and adopted only the disclosure requirements of SFAS No. 123, as amended.

Effective January 29, 2006, the Company began recording compensation expense associated with all stock options and other forms of equity compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), as interpreted by SEC Staff Accounting Bulletin No. 107. The Company has selected the “Modified Prospective” transition approach for adoption of SFAS No. 123R. Under the Modified Prospective approach, prior periods are not restated. Compensation expense for the unvested portions of grants awarded prior to January 29, 2006, will be recognized over the grants’ remaining service periods using the compensation cost calculated previously for pro-forma disclosure under APB Opinion No. 25, Accounting for Stock Issued to Employees. For awards granted after January 28, 2006, the Company is recognizing compensation expense based on the grant-date fair value calculated in accordance with SFAS No. 123R. Such expense will be recognized on a straight line basis over the service period of the option recipients which is generally equal to four years for employees and one year for non-employee directors.

(i)   Revenue Recognition

Revenue from retail sales is recognized at the time of the sale, net of sales taxes collected and net of an allowance for estimated returns. The Company allows for returns up to 10 days after the date of sales and the estimate for returns is based on actual return activity 10 days after the year ends. Revenue from layaway sales is recognized when the customer has paid for and received the merchandise. If the merchandise is not fully paid for within 60 days, the customer is given a store credit for merchandise payments made, less a re-stocking fee and a program service charge. Program service charges, which are non-refundable, are recognized in revenue when collected. All sales are from cash, check or major credit card company transactions. The Company does not offer company-sponsored customer credit accounts.

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

(k)  Certain Financial Instruments with Characteristics of Liabilities and Equity

The Company has adopted SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 also includes required disclosures for financial instruments within its scope. For the Company, SFAS No. 150 was effective for instruments entered into or modified after May 1, 2003 and otherwise effective as of February 1, 2004, except for mandatorily redeemable financial instruments. As such, the Company adopted the provisions of SFAS No. 150 for its Series A Preferred Stock on July 6, 2003 which required the Company to classify the Series A Preferred Stock as a liability on the balance sheet. The effective date of SFAS No. 150 has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. To illustrate the effect of SFAS No. 150 the following table shows net income if SFAS No. 150 was not adopted.

	2006	2005	2004
Net income, as reported	$21,350,775	$14,199,515	$7,257,245
Add dividends on preferred shares subject to mandatory redemption	—	100,308	324,450
Pro forma net income	$21,350,775	$14,299,823	$7,581,695

(l)   Earnings per Share

Earnings per common share amounts are based on the weighted average number of common shares outstanding and diluted earnings per share amounts are based on the weighted average number of common shares outstanding plus the incremental shares that would have been outstanding upon the assumed exercise of all dilutive stock options.

The following table provides a reconciliation of the number of average common shares outstanding used to calculate earning per share to the number of common shares and common share equivalents outstanding used in calculating diluted earnings per share for fiscal 2006, fiscal 2005 and fiscal 2004:

	2006	2005	2004
Average number of common shares outstanding	13,574,718	11,746,866	9,302,800
Incremental shares from assumed exercises of stock options	563,345	1,401,736	1,576,588
Average number of common shares and common stock equivalents outstanding	14,138,063	13,148,602	10,879,388

In accordance with SFAS No. 128, Earnings per Share, the Company calculates the dilutive effect of stock-based compensation arrangements using the treasury stock method.  This method assumes that the proceeds the Company receives from the exercise of stock options are used to repurchase common shares in the market.  The adoption of SFAS No. 123R, requires the Company to include as assumed proceeds the amount of compensation cost attributed to future services and not yet recognized, and the amount of tax benefits (both deferred and current), if any, that would be credited to additional paid-in capital assuming exercise of outstanding options.  For fiscal 2006, the recognition of these assumed proceeds using the Treasury Stock method reduces the recognized dilution due to the Company’s stock options outstanding.  For fiscal 2004 there were no options outstanding to purchase shares of common stock excluded from the calculation of diluted earnings per share because of antidilution. For fiscal 2006 and fiscal 2005 there were an immaterial number of options outstanding to purchase shares of common stock excluded from the calculation of diluted earnings per share because of antidilution.

For fiscal 2005 had the amount of incremental shares from assumed exercise of stock options been calculated consistently with the treasury stock method as modified due to the Company’s  implementation of SFAS No. 123R on January 29, 2006, incremental shares assumed issued the average number of common shares and common stock equivalents, and the resulting diluted earnings per share would have been as follows:

	Fiscal 2005
	As Reported	Pro Forma
Average number of common shares outstanding	11,746,866	11,746,866
Incremental shares from assumed exercises of stock options	1,401,736	874,294
Average number of common shares outstanding and common stock equivalents outstanding	13,148,602	12,621,160

Net Income as reported	$14,199,515	$14,199,515
Basic earnings per share	$1.21	$1.21
Diluted earnings per share	$1.08	$1.13

For fiscal 2004 had the amount of incremental shares from assumed exercise of stock options been calculated consistently with the treasury stock method as modified due to the Company’s  implementation of SFAS No. 123R on January 29, 2006, incremental shares assumed issued, the average number of common shares and common stock equivalents, and the resulting diluted earnings per share would have been as follows:

	Fiscal 2004
	As Reported	Pro Forma
Average number of common shares outstanding	9,302,800	9,302,800
Incremental shares from assumed exercises of stock options	1,576,588	930,630
Average number of common shares outstanding and common stock equivalents outstanding	10,879,388	10,233,430

Net Income as reported	$7,257,245	$7,257,245
Basic earnings per share	$0.78	$0.78
Diluted earnings per share	$0.67	$0.71

(m)  Advertising

The Company expenses advertising as incurred. Advertising expense for fiscal 2006, fiscal 2005 and fiscal 2004 was approximately $1.9 million, $1.6 million and $1.2 million, respectively.

(n)  Operating Leases

The Company accounts for its store leases and one distribution center in accordance with SFAS No. 13, Accounting for Leases , and other authoritative guidance.

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

In March 2005, the FASB issued FASB interpretation (“FIN”) 47, Accounting for Conditional Asset Retirement Obligations, which is an interpretation of SFAS 143, Accounting for Asset Retirement Obligations. This interpretation clarifies terminology within SFAS 143 and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The Company adopted FIN 47 as of January 28, 2006 and had a liability of $355,000 and $220,000 in fiscal 2006 and fiscal 2005, respectively, related to estimated expenses that would be incurred upon the termination of the Company’s operating leases.

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

(q)  Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and use assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The most significant estimates made by management include those made in the areas of inventory; valuation of share-based compensation; fixed assets; deferred taxes; goodwill; and sales returns and allowances. Management periodically evaluates estimates used in the preparation of the financial statements for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based on such periodic evaluations.

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

 (s)   Other Comprehensive Income

The Company did not have any components of other comprehensive income for fiscal 2006, 2005 and 2004.

(t)   Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin (“SAB”) 108, providing interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Based on this guidance, the SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The implementation of SAB 108 did not have a material impact on the Company’s results of operations, cash flows and financial position.

In June 2006, the Emerging Issues Task Force (“EITF”) ratified EITF Issue 06-3, “How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” A consensus was reached that entities may adopt a policy of presenting taxes in the income statement on either a gross or net basis. An entity should disclose its policy of presenting taxes and the amount of any taxes presented on a gross basis should be disclosed, if significant. The guidance is effective for periods beginning after December 15, 2006. The Company presents sales net of sales taxes. EITF 06-3 will not impact the method for recording these sales taxes in the Company’s Financial Statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the standard, but does not expect it to have a material impact on its financial statements upon adoption.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting and disclosure for uncertain tax positions, as defined therein. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The provisions of FIN 48 are effective for the Company as of February 4, 2007, with any cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting FIN 48 on its results of operations, cash flows and financial position.

(3)      Property and Equipment, net

The components of property and equipment at February 3, 2007 and January 28, 2006 are as follows:

	February 3, 2007	January 28, 2006
Land	$858,000	$858,000
Building	3,204,307	2,492,000
Leasehold improvements	22,366,894	16,442,803
Furniture, fixtures, and equipment	25,967,444	19,190,105
Computer equipment	11,879,660	7,137,410
	64,276,305	46,120,318
Accumulated depreciation and amortization	(29,522,915)	(22,694,717)
	$34,753,390	$23,425,601

Depreciation expense for fiscal 2006, fiscal 2005 and fiscal 2004 was $8,308,626, $6,064,145, and $4,848,537, respectively. Computer equipment held under capital leases and related accumulated depreciation was $8,529,519 and $3,776,643, respectively, at February 3, 2007 and $5,210,330 and $4,084,189, respectively, at January 28, 2006.

(4)      Revolving Lines of Credit

The Company had a revolving line of credit with Wachovia Capital Finance secured by substantially all of the Company’s assets and pursuant to which the Company paid customary fees. This secured line of credit expired on April 2, 2007. At February 3, 2007, the line of credit provided for aggregate cash borrowings to the lesser of $25,000,000 or the Company’s borrowing base (approximately $25,000,000 at February 3, 2007), as defined in the credit agreement and the issuance of letters of credit up to $2,000,000. Borrowings under this secured line of credit bore interest at either the prime rate or the Eurodollar rate plus 2.25%, at the Company’s election, based on conditions in the credit agreement. Additionally, there was a letter of credit fee of 1.25% per annum on the outstanding balance of letters of credit. At February 3, 2007, there were no outstanding borrowings on the revolving line of credit, nor were there any outstanding letters of credit. Under the terms of the credit agreement, the Company was required to maintain a minimum tangible net worth. The Company was in compliance with this requirement throughout fiscal 2006.  The Company did not renew the line of credit when it expired on April 2, 2007.

In September 2003, the Company entered into an annual unsecured revolving line of credit with Bank of America that expires in June 26, 2007. At February 3, 2007, the line of credit provided for aggregate cash borrowings up to $3,000,000. Borrowings under the credit agreement bear interest at the London Interbank Offered Rate (“LIBOR”) plus 2.00%. At February 3, 2007, there were no outstanding borrowings on the unsecured revolving line of credit.  The Company expects to renew the line of credit when it expires on June 26, 2007.

(5)      Long-term Debt and Capital Lease Obligations

Capital Leases . The Company has capital lease obligations that finance the purchase of its computer equipment. These obligations have maturity dates ranging from May 2008 to December 2009. The interest rates on these obligations range from 11.3% to 13.0%. All of these obligations are secured by the computer equipment.  The lease agreements contain cross default provisions which make the Company in default on the lease if the Company is out of compliance with any other borrowing agreements.

As of February 3, 2007 and January 28, 2006, long-term debt and capital lease obligations consist of the following:

	February 3, 2007	January 28, 2006
Non-negotiable three year junior subordinated note payable on September 30, 2007 issued in exchange for 600 shares of common stock included in other liabilities	108,936	108,936
Capital lease obligations issued to finance purchase of computer equipment; payable in monthly installments averaging approximately $173,747, $152,896 and $122,939 in 2007, 2008 and 2009, with maturity dates ranging from May 2008 to December 2009; interest at rates ranging from 11.3% to 13.0%; secured by computer equipment	4,641,089	1,084,324
	4,750,025	1,193,260
Less current portion of long-term debt and capital lease obligations	1,767,364	662,196
	$2,982,661	$531,064

As of February 3, 2007, annual long-term debt and capital lease obligation maturities are as follows:

Fiscal Year	Long-Term Debt	Capital Lease Obligations
2007	$108,936	$2,084,959
2008	—	1,834,754
2009	—	1,475,266
	108,936	5,394,979
Less portion attributable to future interest payments (at rates ranging from 11.3% to 13.0%)	—	(753,890)
	$108,936	$4,641,089

(6)      Income Taxes

The provision for income taxes for fiscal 2006, 2005 and 2004 consists of the following:

	2006	2005	2004
Current:
Federal	$10,892,942	$7,826,462	$3,910,115
State	1,971,539	1,027,153	764,726
Total current	12,864,481	8,853,615	4,674,841
Deferred:
Federal	(1,732,715)	(673,418)	(104,170)
State	(515,251)	(628,482)	(19,671)
Total deferred	(2,247,966)	(1,301,900)	(123,841)
Total provision for income taxes	$10,616,515	$7,551,715	$4,551,000

Income tax expense computed using the federal statutory rate is reconciled to the reported income tax expense as follows for fiscal 2006, 2005 and 2004:

	2006	2005	2004

Statutory rate applied to income before income taxes	$10,868,879	$7,395,418	$4,014,803
State income taxes, net of federal benefit	1,371,396	866,490	491,736
State tax credits	(410,245)	(603,367)	—
Secondary offering expense	—	208,130	—
Tax exempt interest	(676,600)	(248,965)	—
General business credits	(611,169)	(172,527)	(182,000)
Dividends on preferred stock	—	34,105	110,313
Other	74,254	72,431	116,148
Provision for income taxes	$10,616,515	$7,551,715	$4,551,000

The components of deferred tax assets and liabilities at February 3, 2007 and January 28, 2006 are as follows:

	2006	2005
Deferred tax assets:
Deferred rent amortization	$1,007,064	$668,381
Inventory capitalization	1,449,661	1,077,064
Book and tax depreciation differences	810,693	—
Federal tax credits	918,493	—
Vacation liability	287,583	228,393
State tax credits	388,769	324,720
Other	54,271	35,682
Total deferred tax assets	4,916,534	2,334,240

Deferred tax liabilities:
Book and tax depreciation differences	—	(38,684)
Prepaid expenses	(789,777)	(471,761)
Goodwill	(255,891)	(200,895)
Total deferred tax liabilities	(1,045,668)	(711,340)
Net deferred tax asset	$3,870,866	$1,622,900

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible and income tax credits maybe utilized, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.  Income tax credits generated but not yet utilized by the Company may be carried forward for periods ranging from 10 to 20 years. As such, a valuation allowance for deferred tax assets was not considered necessary at February 3, 2007 and January 28, 2006.

(7)      Preferred Shares Subject to Mandatory Redemption

The Company’s Series A Preferred Stock was redeemed on May 18, 2005 using a portion of the proceeds of the Company’s initial public offering, (the “IPO”), which was completed on May 18, 2005.  The Company’s Series A Preferred Stock was nonvoting and had liquidation and dividend preferences over the common stock. All outstanding shares of Series A Preferred Stock could have been redeemed by the Company with Board of Directors approval, and must have been redeemed by April 2009 or earlier in the event of a change in control or the liquidation of the Company, at a price of $1,000 per share, plus accrued dividends. Dividends on Series A Preferred Stock were cumulative at the rate of 9% of the amount of capital contributed for such shares and were payable upon the earlier of a declaration by the Board of Directors or a change in control or liquidation of the Company. At February 3, 2007 and January 28, 2006, the Company had no accrued interest and dividends.   In fiscal 2006 and fiscal 2005 the Company paid dividends and interest on the Series A Preferred Stock of none and approximately $480,000, respectively.

(8)      Stockholders’ Equity

(a)  Initial Public Offering

On May 18, 2005, the Company completed the IPO as a result of which the Company issued and sold 2,700,000 shares of common stock at $14.00 per share.  In addition, the Company received notice on May 27, 2005, that the underwriters had exercised the over-allotment option granted in connection with the IPO, pursuant to which the Company issued and sold an additional 577,500 shares on June 1, 2005. Upon completing the IPO, including the over-allotment option, the Company received aggregate gross proceeds of approximately $45.9 million and incurred approximately $4.8 million in expenses in connection with the initial public offering .  In addition, 1,150,000 shares of the Company’s common stock were sold in the IPO by certain selling stockholders of the Company, for which the Company received no proceeds.  As a result, upon the closing of the offering, there were 12,602,154 shares of common stock outstanding.   The Company’s common stock is listed on NASDAQ Global Select Market under the symbol “CTRN”.

(b)  Stock Split

In connection with the IPO, on May 11, 2005, the Board of Directors approved a 26-for-1 stock split of the Company’s common stock. All share and per share amounts related to common stock and stock options included in the accompanying financial statements and notes have been restated to reflect the stock split.

(c)  Secondary Offering

 On January 31, 2006, the Company completed a secondary offering of shares of the Company’s common stock by certain of its stockholders that was priced at $42.25 per share.  The offering consisted of 1,926,250 shares of the Company’s common stock, including 251,250 shares that were subject to the underwriters’ over-allotment option.  All of the shares were sold by stockholders of the Company and, as a result, the Company did not receive any of the proceeds from the offering.  In connection with the offering  certain of the Company’s stockholders exercised options which were then sold in the offering for which we received approximately $473,000.  The Company incurred expenses in fiscal 2005 in connection with the secondary offering of approximately $525,000.

(d)   Use of IPO Proceeds

The Company received net proceeds of approximately $41.1 million from the IPO.  Following the closing of the IPO, each of the Company’s 3,605 shares of Series A Preferred Stock (See note 7) were redeemed and extinguished for approximately $3.6 million, and the Company repaid in full the mortgage on its Fahm Street Headquarters and Distribution Center in the amount of approximately $1.5 million. Subsequent to the IPO, the Company has spent through the end of fiscal 2005 approximately $6.8 million on capital expenditures for new stores and $2.4 million for the new distribution center in Darlington and has utilized the remainder of the net proceeds of the IPO for general corporate purposes.

(e)  Stockholders Agreement

Prior to the IPO, Hampshire Equity Partners II, L.P., George Bellino and certain management stockholders were party to a Stockholders Agreement, dated as of April 13, 1999 (the “Stockholders Agreement”). The Stockholders Agreement provided, among other things, that four members of  the Company’s Board of Directors were designated by Hampshire Equity Partners II, L.P. and its affiliates, that the stockholders agreed generally not to transfer their shares and that the management stockholders were granted tag-along rights in the event of a sale of more than 50% of the Company’s stock. The Stockholders Agreement also provided that the Company would register shares of its common stock held by the stockholders under certain circumstances and that Hampshire Equity Partners II, L.P. could include its shares of common stock in an initial public offering of the Company’s  common stock. In connection with the IPO, the Company terminated the Stockholders Agreement in its entirety.

(f)   Registration Rights Agreement

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

(g)    Nominating Agreement

In connection with the IPO, the Company entered into a nominating agreement with Hampshire Equity Partners II, L.P. pursuant to which the Company, acting through its nominating and corporate governance committee, agreed, subject to the requirements of the Company’s directors’ fiduciary duties, that (i) Hampshire Equity Partners II, L.P. is entitled to designate up to two directors to be nominated for election to the Company’s Board of Directors as long as Hampshire Equity Partners II, L.P. owns in the aggregate at least 40% of the shares of the common stock which it owned immediately prior to the consummation of the IPO or (ii) Hampshire Equity Partners II, L.P. is entitled to designate one director to be nominated for election to the Board of Directors as long as Hampshire Equity Partners II, L.P. owns in the aggregate less than 40% and at least 15% of the shares of the Company’s common stock which it owned immediately prior to the consummation of the IPO. If at any time Hampshire Equity Partners II, L.P. owns less than 15%, it will not have the right to nominate any directors for election to the Company’s Board of Directors.  Currently Hampshire Equity Partners II, L.P. does not have any representatives on the board of directors.

(h)  Equity Transactions with Officer

In December 2001, the Company issued options to an officer for 436,800 shares of common stock. Since the estimated fair market value of the Company’s common stock issued exceeded the exercise price of these options on the date of grant, the Company recognized charges to earnings during fiscal 2006, fiscal 2005 and fiscal 2004 of $0, $17,721 and $44,627, respectively.

(i)  Stock Options Issued Below Fair Market Value Prior to Initial Public Offering

The Company issued 124,774 stock options to employees and directors in fiscal 2004 at exercise prices that were deemed to be below the fair market value of the stock.   Since the estimated fair market value of the Company’s common stock exceeded the exercise prices of the options on the dates of their respective grants, the Company recognized a charge related to these options in fiscal 2005 of approximately $83,000.

(j)   Equity Transactions with Majority Stockholder

In August 2003, the Company’s Board of Directors adopted the Anti-Dilution Plan whereby stock options were to be issued to the Company’s majority stockholder, as well as certain defined members of management, in amounts necessary to prevent the dilution of their ownership percentage as a result of the issuance of stock options to other employees of the Company. Options granted under this Anti-Dilution Plan were issued at the estimated fair market value of the Company’s common stock on the date of grant and vested immediately.  On April 28, 2005, the Company terminated the Anti-Dilution Plan.  During fiscal 2006 and fiscal 2005 the Company did not issue stock options under this plan. The Company issued 31,174 shares of common stock in fiscal 2004 under this Anti-Dilution Plan, 29,562 of which were issued to its majority stockholder. Because the majority stockholder does not qualify as an employee, FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, required the Company to recognize a charge to earnings of none during fiscal 2006 and 2005 and a charge of $58,672 in fiscal 2004. The fair value of the vested options was determined using the Black-Scholes option-pricing model.

(k)    Stock Options

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

On March 8, 2005, the Company adopted the 2005 Citi Trends, Inc.  Long Term Incentive Plan,  (the “Incentive Plan”), which became effective upon the consummation of the Company’s initial public offering in May, 2005.   The Incentive Plan superseded and replaced the 1999 Plan.  The Incentive Plan provides for the grant of incentive and nonqualified options to key employees and directors.  The Board of Directors determines the exercise prices of the option grants which are generally equal to the closing market price of the Company’s stock on the date of grant.  Option grants generally vest in equal installments over four years from the date of grant and are generally exercisable up to ten years from the date of grant.   Under the Incentive Plan, the Company may issue up to 1,300,000 shares of common stock that may be issued upon the exercise of stock options and other equity incentive awards.  In August 2006, the plan was amended to permit the exercise price of stock options to be satisfied through net share settlements.

For fiscal years prior to 2006, the Company applied the intrinsic-value-based method of accounting prescribed by APB Opinion No. 25, and related interpretations including FASB interpretation (FIN) No. 44,  Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25 to account for its fixed-plan stock options. Under this method, compensation expense was recorded on the date of grant only if the then-current fair value of the underlying stock exceeded the exercise price.  The Company recognized the fair value of stock rights granted to non-employees in the financial statements. SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148 , Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB statement No. 123, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by the accounting standards, the Company continued to apply the intrinsic-value based method of accounting as described previously and adopted only the disclosure requirements of SFAS No. 123, as amended.

Effective January 29, 2006, the Company began recording compensation expense associated with all stock options and other forms of equity compensation in accordance with SFAS No. 123R, as interpreted by SEC Staff Accounting Bulletin No. 107. The Company has selected the “Modified Prospective” transition approach for adoption of SFAS No. 123R. Under the Modified Prospective approach, prior periods are not restated. Compensation expense for the unvested portions of grants awarded prior to January 29, 2006, will be recognized over the grants’ remaining service periods using the compensation cost calculated previously for pro-forma disclosure under APB Opinion No. 25.  For awards granted after January 28, 2006, the Company is recognizing compensation expense based on the grant-date fair value calculated in accordance with SFAS No. 123R. Such expense will be recognized on a straight line basis over the service period of the option recipients which is generally equal to four years.

Under SFAS No. 123R, the fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model, which uses the assumptions noted in the following table. Expected volatility is based on estimated future volatility of the Company’s common stock price. Having completed its initial public offering in May 2005, the Company has limited historical data regarding the price of its publicly traded shares.  To estimate future volatility of the Company’s stock price, the stock price volatility of similar entities for which shares have been publicly traded for a period of seven years or more was measured. (Seven years is used because the weighted average expected life of the Company’s stock options is between six and seven years). The Company uses historical data to estimate forfeitures used in the model. The expected term of options granted is based on guidance provided by the SEC Staff Accounting Bulletin 107 (“simplified method” or “plain vanilla” options).  The simplified method (available for entities which do not have sufficient historical exercise data available for making a refined estimate of expected term) assumes a 10 year contractual term with vesting at a rate of 25% per year. Accordingly, expected term = ((vesting term + original contractual term)/2). The risk-free interest rate for the periods which corresponds with the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The fair value of options granted during fiscal 2006, 2005, and 2004 were estimated using the following weighted average assumptions:

	2006	2005	2004
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	50.00%	50.00%	50.00%
Risk-free interest rate	4.71%	3.73%	2.50%
Weighted-average expected life, in years	6.2 years	6.2 years	3.3 years

A summary of the status of stock options under the Company’s stock option plans and changes during fiscal 2006, fiscal 2005 and fiscal 2004 is presented in the table below:

	2006
	Options	Wtd Avg Exercise Price	Wtd Avg Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at beginning of period	1,572,833	$2.60	5.5	$—
Granted	94,150	40.49	9.2	—
Exercised	(792,672)	1.22	3.7	—
Net shares settled	(21,407)	1.09	3.9	—
Forfeited	(34,800)	18.44	7.9	—

Outstanding end of period	818,104	$7.66	5.7	$26,123,000

Vested or expected to vest at February 3, 2007	695,389	$5.71	5.2	$23,535,000

Exercisable at February 3, 2007	565,037	$1.53	4.5	$21,406,000

For fiscal 2006 the range of exercise prices and weighted-average remaining contractual life of outstanding options was $0.38 to $44.03 and 5.7 years, respectively.  For fiscal 2005 the range of exercise prices and weighted-average remaining contractual life of outstanding options was $0.38 to $35.75 and 5.5 years, respectively.  For Fiscal 2004 the range of exercise prices and weighted-average remaining contractual life of outstanding options was $0.38 to $6.85 and 5.9 years, respectively.

The weighted average grant-date fair value of options granted during fiscal 2006 was $22.03 per share, or approximately $2,074,000, for all options granted.  The weighted average grant-date fair value of options granted during fiscal 2005 was $7.76  per share, or approximately $1,354,000, for all options granted. The weighted average grant-date fair value of options granted during fiscal 2004 was $6.61 per share, or approximately $688,000 for all options granted. Cash received from options exercised totaled approximately $914,693, $409,603 and $6,000 for fiscal 2006, fiscal 2005 and fiscal 2004 respectively.  The intrinsic value of options exercised was approximately $32,823,000, $11,341,000 and $106,800 in fiscal year 2006, fiscal 2005 and fiscal 2004, respectively.

Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Statements of Cash Flows. SFAS No. 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (“excess tax benefits”) be classified as financing cash flows. For fiscal 2006, excess tax benefits realized from the exercise of stock options was approximately $12,249,000.

During fiscal 2006, the Company recognized approximately $842,000 in compensation expense for option grants. No compensation cost was recognized prior to January 29, 2006, except for option grants made in 2001 and 2004 that were issued below fair market value.  Had compensation cost for the Company’s share-based compensation plans been determined consistent with SFAS No. 123R, the Company’s net income and earnings per share for fiscal 2005 and fiscal 2004 would have been reduced to the following pro forma amounts:

	2005	2004
Net income, as reported	$14,199,515	$7,257,245
Add stock-based employee compensation expense included in reported net income, net of tax of $34,970 and $39,791, respectively	65,751	63,508
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax of $243,792 and $86,829, respectively	(458,778)	(138,583)
Pro forma net income	$13,806,488	$7,182,170
As reported basic income per common share	$1.21	$0.78
Pro forma basic income per common share	$1.18	$0.77
As reported diluted income per common share	$1.08	$0.67
Pro forma diluted income per common share	$1.05	$0.66

As of February 3, 2007, the total compensation cost related to non-vested awards that will be incurred in future periods amounts to approximately $2,313,000.  The weighted-average period over which this amount is expected to be recognized is 31.4 months.  The Company’s stock option plans allows the Company to issue new shares from shares authorized for issuance or repurchase shares on the open market to complete employee stock option exercises.  The Company does not currently plan to repurchase shares.

 (9)      Commitments and Contingencies

The Company leases its stores under operating leases, which generally have an initial term of five years with a five-year renewal option. Future minimum rental payments under operating leases having noncancelable lease terms at February 3, 2007 are as follows:

Fiscal Year:
2007	$14,792,387
2008	13,087,580
2009	10,322,125
2010	6,652,014
2011	3,156,586
Thereafter	747,339
Total future minimum lease payments	$48,758,031

Certain operating leases provide for fixed monthly rentals, while others provide for rentals computed as a percentage of net sales and others provide for a combination of both fixed monthly rental and rentals computed as a percentage of net sales. Rental expense was $16.0 million, $12.2 million and $8.9 million for fiscal 2006, fiscal 2005 and fiscal 2004 (including $2.5 million, $1.7 million and approximately $723,000 of percentage rent), respectively.

The Company issues purchases orders for goods it intends to obtain in future periods.  As of February 3, 2007 the Company had $77.9 million in outstanding purchase orders with vendors for goods that will be delivered in fiscal 2007.

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

(10)    Related Party Transactions

The Company was a party to an Amended and Restated Management Consultant Agreement (the “Consulting Agreement”), effective as of February 1, 2004 with Hampshire Management Company LLC (the “Consultant”), which is an affiliate of the Company’s largest stockholder, pursuant to which the Consultant provided the Company with certain consulting services related to, but not limited to, financial affairs, relationships with lenders, stockholders and other third-party associates or affiliates, and the expansion of the Company’s business. In connection with the IPO (see note 8), the parties terminated the Consulting Agreement and the Company paid the Consultant a one time termination fee of $1.2 million in the second quarter of fiscal 2005. Included in operating expenses are the termination fees and management fees of none for fiscal 2006, $1.3 million for fiscal 2005, and approximately $240,000 in fiscal 2004.

(11)    Subsequent Events

On April 5, 2007, the Company filed a shelf registration statement on Form S-3 to cover the offer and sale, from time to time of up to 3,000,000 shares of the Company’s common stock, by Hampshire Equity Partners II, L.P. and its affiliates and up to an additional 300,000 shares of the Company’s common stock by other possible selling stockholders consisting of certain officers and directors of the Company. The registration statement was filed pursuant to the terms of a registration rights agreement between Hampshire Equity Partners II, L.P. and the Company.  The selling stockholders may sell any, all or none of their respective shares of the Company’s common stock to be registered from time to time in one or more transactions.  The Company will not receive any proceeds from the sale of these shares.

(12)    Valuation and Qualifying Accounts

The following table summarizes the allowance for inventory shrinkage:

Inventory Shrinkage Reserve
Balance at January 31, 2004	$934,327
Additions charged to costs and expenses	2,917,053
Deductions	(2,629,883)
Balance at January 29, 2005	$1,221,497
Additions charged to costs and expenses	4,339,208
Deductions	(3,654,900)
Balance at January 28, 2006	$1,905,805
Additions charged to costs and expenses	6,397,986
Deductions	(6,034,592)
Balance at February 3, 2007	$2,269,199

Additions charged to costs and expenses are the result of estimated inventory shrinkage. Deductions represent actual inventory shrinkage incurred from physical inventories taken during the fiscal year.

(13)              Unaudited Quarterly Results of Operations

	Quarter Ended
	Feb. 3, 2007	Oct. 28 2006	July 29, 2006	Apr. 29, 2006	Jan. 28 2006	Oct. 29, 2005	July 30, 2005	April 30, 2005
	(dollars in thousands, except per share amounts)
Statement of Income Data:
Net sales	$126,788	$87,119	$76,330	$91,681	$96,844	$69,895	$59,449	$63,616
Cost of sales	78,104	54,156	48,112	55,372	59,916	42,873	37,682	38,482

Gross profit	48,684	32,963	28,218	36,309	36,928	27,022	21,767	25,134
Selling, general and administrative expenses	33,736	29,202	26,681	26,242	25,365	23,252	21,271	19,758

Income from operations	14,948	3,761	1,537	10,067	11,563	3,770	496	5,376
Interest expense (income)	(394)	(386)	(418)	(457)	(351)	(252)	(55)	111

Earnings (loss) before income taxes	15,342	4,147	1,955	10,524	11,914	4,022	551	5,265
Income tax expense (benefit)	4,970	1,337	680	3,630	3,992	1,390	170	2,000

Net income	$10,372	$2,810	$1,275	$6,894	$7,922	$2,632	$381	$3,265

Net income per common share:
Basic	$0.75	$0.21	$0.09	$0.51	$0.61	$0.21	$0.03	$0.35
Diluted	$0.73	$0.20	$0.09	$0.49	$0.55	$0.18	$0.03	$0.30
Weighted average shares used to compute net income per share:
Basic (1)	13,739,277	13,583,263	13,516,060	13,447,612	12,941,959	12,825,199	11,925,307	9,295,000
Diluted (1)	14,199,753	14,082,634	14,099,565	14,070,152	14,405,559	14,379,974	13,587,400	10,986,959

(1)             Earnings per share is computed independently for each period presented. As a result, the total of the per share earnings for the four quarters may not equal the annual earnings per share