Form 10-Q
period 2007-05-05
Citi Trends Inc
filed 2007-06-07
CIK 1318484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 5, 2007

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

(Check one): Large Accelerated Filer   ☐  Accelerated Filer ☒  Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 29, 2007
Common Stock, $.01 par value	13,890,914 shares

CITI TRENDS, INC .

FORM 10-Q

Item 1. Financial Statements.

Citi Trends, Inc.

Condensed Balance Sheets

May 5, 2007 and February 3, 2007

(Unaudited)

(in thousands, except share data)

	May 5, 2007	February 3, 2007
Assets
Current assets:
Cash and cash equivalents	$8,731	$11,702
Marketable securities	61,599	65,956
Inventory	85,397	73,360
Prepaid and other current assets	4,896	4,810
Deferred tax asset	2,190	2,190
Total current assets	162,813	158,018
Property and equipment, net	36,040	34,753
Goodwill	1,371	1,371
Deferred tax asset	2,121	1,681
Other assets	288	279
Total assets	$202,633	$196,102
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	51,226	50,889
Accrued expenses	8,384	9,393
Accrued compensation	3,449	6,194
Current portion of long-term debt	111	109
Current portion of capital lease obligations	1,550	1,659
Income tax payable	2,974	830
Layaway deposits	1,195	576
Total current liabilities	68,889	69,650
Capital lease obligations, less current portion	2,579	2,983
Other long-term liabilities	6,242	5,260
Total liabilities	77,710	77,893
Stockholders’ equity:
Common stock, $0.01 par value. Authorized 32,000,000 shares; 14,032,126 shares issued as of May 5, 2007 and 13,972,437 shares issued as of February 3, 2007; 13,866,376 shares outstanding as of May 5, 2007 and 13,806,687 outstanding as of February 3, 2007	140	140
Additional paid-in-capital	63,546	62,855
Retained earnings	61,402	55,379
Treasury stock, at cost; 165,750 shares as of May 5, 2007 and February 3, 2007	(165)	(165)
Total stockholders’ equity	124,923	118,209
Commitments and contingencies (note 7)
Total liabilities and stockholders’ equity	$202,633	$196,102

See accompanying notes to the condensed financial statements (unaudited).

Citi Trends, Inc.

Condensed Statements of Income

Thirteen Weeks Ended May 5, 2007 and April 29, 2006

(Unaudited)

(in thousands, except per share data)

	May 5, 2007	April 29, 2006
Net sales	$106,576	$91,681
Cost of sales	64,878	55,372
Gross profit	41,698	36,309
Selling, general and administrative expenses	33,396	26,242
Income from operations	8,302	10,067
Interest income	645	497
Interest expense	(144)	(40)
Income before provision for income taxes	8,803	10,524
Provision for income taxes	3,081	3,630
Net income	$5,722	$6,894
Basic net income per common share	$0.41	$0.51
Diluted net income per common share	$0.40	$0.49
Weighted average number of shares outstanding
Basic	13,807	13,448
Diluted	14,219	14,070

See accompanying notes to the condensed financial statements (unaudited).

Citi Trends, Inc.

Condensed Statements of Cash Flows

Thirteen Weeks Ended May 5, 2007 and April 29, 2006

(Unaudited)

(in thousands)

	May 5, 2007	April 29, 2006
Operating activities:
Net income	$5,722	$6,894
Adjustment to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,821	1,869
Loss (gain) on disposal of property and equipment	7	(267)
Deferred income taxes	(440)	(57)
Noncash compensation expense	310	164
Changes in assets and liabilities:
Inventory	(12,037)	(4,873)
Prepaid and other current assets	(86)	(1,027)
Other assets	(12)	(17)
Accounts payable	337	(6,069)
Accrued expenses and other long-term liabilities	(27)	1,581
Accrued compensation	(2,745)	(1,062)
Income tax payable/receivable	2,445	(3,935)
Layaway deposits	619	645
Net cash (used in) provided by operating activities	(3,086)	(6,154)
Investing activities:
Investments in marketable securities	(2,617)	(7,964)
Sales of marketable securities	6,974	11,788
Insurance proceeds received	—	269
Purchases of property and equipment	(4,112)	(4,658)
Net cash provided by (used in) investing activities	245	(565)
Financing activities:
Repayments on long-term debt and capital lease obligations	(511)	(180)
Excess tax benefits realized from the exercise of stock options	332	6,690
Proceeds from the exercise of stock options	49	534
Net cash (used in) provided by financing activities	(130)	7,044
Net (decrease) increase in cash and cash equivalents	(2,971)	325
Cash and cash equivalents:
Beginning of period	11,702	9,079
End of period	$8,731	$9,404

Supplemental disclosures of cash flow information:
Cash paid for interest	$176	$31
Cash paid for income taxes	$852	$933
Supplemental disclosures of noncash activities:
Increase to retained earnings upon adoption of FIN 48	$301	$—

See accompanying notes to the condensed financial statements (unaudited).

Citi Trends, Inc.
Notes to the Condensed Financial Statements (unaudited)
May 5, 2007

1. Basis of Presentation

The condensed balance sheet as of May 5, 2007, the condensed statements of income and cash flows for the thirteen-week periods ended May 5, 2007 and April 29, 2006 have been prepared by Citi Trends, Inc. (the “Company”), without audit. The condensed balance sheet as of February 3, 2007 has been derived from the audited financials statements as of that date, but does not include all required year end disclosures.  In the opinion of management, such statements include all adjustments considered necessary to present fairly the Company’s financial position as of May 5, 2007 and February 3, 2007, and its results of operations and cash flows for all periods presented.

Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted from these condensed financial statements. The Company suggests that you read its condensed financial statements in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

The results of operations for the thirteen weeks ended May 5, 2007 are not necessarily indicative of the operating results that may be expected for the year ending February 2, 2008.

The following contains references to years 2007 and 2006, which represent fiscal years ending or ended on February 2, 2008 (fiscal 2007) and February 3, 2007 (fiscal 2006), respectively. Fiscal 2007 has a 52-week accounting period and fiscal 2006 has a 53-week accounting period.

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

On March 8, 2005, the Company adopted the 2005 Citi Trends, Inc.  Long Term Incentive Plan, (the “Incentive Plan”), which became effective upon the consummation of the Company’s initial public offering in May 2005.   The Incentive Plan superseded and replaced the 1999 Plan.  The Incentive Plan provides for the grant of incentive and nonqualified options as well as other forms of stock-based compensation to key employees and directors including the issuance of unvested stock.   The Board of Directors determines the date of the option grants and sets the exercise price which is generally equal to the closing market price of the Company’s stock on the date of grant.  Grants of options and unvested shares generally vest in equal installments over four years from the date of grant and are generally exercisable up to ten years from the date of grant.   Under the Incentive Plan, the Company may issue up to 1,300,000 shares of common stock upon the exercise of stock options and other equity incentive awards.  In August 2006, the plan was amended to permit the exercise price of stock options to be satisfied through net share settlements.

For fiscal years prior to 2006, the Company applied the intrinsic-value-based method of accounting prescribed by the Accounting Principles Board (“APB”) Opinion No. 25, and related interpretations including Financial Accounting Standards Board (“FASB”) interpretation (FIN) No. 44,  Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, compensation expense was recorded on the date of grant only if the then-current fair value of the underlying stock exceeded the exercise price.  The Company recognized the fair value of stock rights granted to non-employees in the financial statements. SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148 , Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB statement No. 123, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by the accounting standards, the Company continued to apply the intrinsic-value based method of accounting as described previously and adopted only the disclosure requirements of SFAS No. 123, as amended.

Effective January 29, 2006, the Company began recording compensation expense associated with all stock options and other forms of equity compensation in accordance with SFAS No. 123 (revised 2004) Share-Based Payment (“SFAS 123R”), as interpreted by SEC Staff Accounting Bulletin No. 107. The Company selected the “Modified Prospective” transition approach for adoption of SFAS No. 123R. Under the Modified Prospective approach, prior periods were not restated. Compensation expense for the unvested portions of grants awarded prior to January 29, 2006, will be recognized over the grants’ remaining service periods using the compensation cost calculated previously for pro-forma disclosure under SFAS 123.  For awards granted after January 28, 2006, the Company is recognizing compensation expense based on the grant-date fair value calculated in accordance with SFAS No. 123R. Such expense will be recognized on a straight-line basis over the service period of the option recipients which is generally equal to four years.

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

A summary of the status of stock options under the Company’s stock option plans and changes during the thirteen weeks ended May 5, 2007 is presented in the table below:

	Options	Wtd Avg Exercise Price	Wtd Avg Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at beginning of period	818,104	$7.66	5.7	$—
Granted	0	0	0	—
Exercised	(1,062)	17.83	8.2	—
Net shares settled	(0)	0	0	—
Forfeited	(4,663)	25.75	8.8	—

Outstanding end of period	812,379	$7.55	5.4	$26,699,597

Exercisable at May 5, 2007	592,514	$2.52	4.4	$22,295,352

At May 5, 2007 the range of exercise prices and weighted-average remaining contractual life of outstanding options was $0.38 to $44.03 and 5.4 years, respectively.  At April 29, 2006, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $0.38 to $42.51 and 5.5 years, respectively.

Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Statements of Cash Flows. SFAS No. 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (“excess tax benefits”) be classified as financing cash flows.

During the quarter ended May 5, 2007 and April 29, 2006, the excess tax benefits realized from the exercise of stock options was $332,000 and $6.7 million respectively. No grants of options were made during the thirteen weeks ended May 5, 2007.  The weighted average grant-date fair value of options granted during the thirteen weeks ended April 29, 2006 was $22.42 per share or approximately $1,446,000 for all options granted net of estimated forfeitures.  Cash received from options exercised totaled $49,000 and $534,000 for the thirteen weeks ended May 5, 2007 and April 29, 2006, respectively.

The Company recognized $238,000 and $164,000 in compensation expense for option grants for the quarters ended May 5, 2007 and April 29, 2006, respectively.

As of May 5, 2007, the total compensation cost related to non-vested awards that will be incurred in future periods amounts to $2,075,000.  The weighted-average period over which this amount is expected to be recognized is 28 months.  The Company’s stock option plans allow the Company to issue new shares from shares authorized for issuance or repurchase shares on the open market to satisfy employee stock option exercises.  The Company does not currently plan to repurchase shares.

The Company’s Incentive Plan allows for grants of restricted stock.  On March 26, 2007, the Company issued 58,627 shares of restricted stock to key employees and directors.  Shares granted to employees vest in equal installments over four years from the date of grant.  Shares issued to directors vest one year from the date of grant.  The Company records compensation expense on a straight line basis over the requisite service period of the stock recipients which is equal to the vesting period of the stock.  Total compensation cost is calculated based on the fair market value of the shares on the date of grant times the number of shares granted which ultimately vest.  In accordance with the provisions of SFAS No. 123R, the fair market value of the shares is equal to the closing market price on the date of grant which was $44.30.  Using an estimated forfeiture rate equal to 8.5%, the Company expects to recognize $2,031,000 in compensation expense from the grants of restricted stock over the requisite service period.  Accordingly, $72,000 in compensation expense arising from restricted stock grants was recognized during the quarter ended May 5, 2007.

4. Earnings per Share

Earnings per share is based on the weighted average number of common shares outstanding and diluted earnings per share is based on the weighted average number of common shares outstanding plus the incremental shares that would have been outstanding upon the assumed exercise of all dilutive stock options.

The following table is a reconciliation of the number of average common shares outstanding used to calculate basic earnings per share to the number of common shares and common share equivalents outstanding used in calculating diluted earnings per share for the thirteen weeks ended May 5, 2007 and April 29, 2006:

	Thirteen Weeks Ended
	May 5, 2007	April 29, 2006
Weighted average number of common shares outstanding	13,807,134	13,447,612
Incremental shares from assumed exercises of stock options	411,500	622,540
Weighted average number of common shares and common stock equivalents outstanding	14,218,634	14,070,152

According to SFAS No. 128, Earnings per Share, the dilutive effect of stock-based compensation arrangements is determined using the treasury stock method.   This method assumes that the proceeds the Company receives from the exercise of stock options and nonvested stock are used to repurchase common shares in the market.  The adoption of SFAS No. 123R, Share-Based Payment, requires the Company to include as assumed proceeds the amount of compensation cost attributed to future services and not yet recognized, and the amount of tax benefits (both deferred and current), if any, that would be credited to additional paid-in capital assuming exercise of the options and vesting of the nonvested shares.  For the thirteen weeks ended May 5, 2007 and April 29, 2006, there were 1,900 and 0 options outstanding, respectively, to purchase shares of common stock excluded from the calculation of diluted earnings per share because of antidilution.  For the thirteen weeks ended May 5, 2007 and April 29, 2006, there were 58,627 and 0 nonvested shares outstanding, respectively, of common stock excluded from the calculation of diluted earnings per share because of antidilution.

5. Marketable Securities

Marketable securities consist of highly liquid, auction rate municipal securities of at least grade AA by Standard and Poor’s or Aa by Moody’s.  While the underlying security has a long-term nominal maturity, the interest rate is periodically reset through “Dutch Auctions” typically every seven to forty-nine days.  As of May 5, 2007, all auction rate securities held by the Company were purchased with reset periods of 35 days.  The Company has the opportunity to sell its investment during such periodic auctions subject to the availability of buyers.  Since these auction rate securities are priced and subsequently trade at short-term intervals, they are classified as current assets.

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

6. Revolving Lines of Credit

The Company had a revolving line of credit with Wachovia Capital Finance secured by substantially all of the Company’s assets and pursuant to which the Company paid customary fees. This secured line of credit expired on April 2, 2007 and was not subsequently renewed.

In September 2003, the Company entered into an annual unsecured revolving line of credit with Bank of America that expires on June 26, 2007. At May 5, 2007, the line of credit provided for aggregate cash borrowings up to $3,000,000. Borrowings under the credit agreement bear interest at the London Interbank Offered Rate (“LIBOR”) plus 2.00%. At May 5, 2007, there were no outstanding borrowings on the unsecured revolving line of credit.  The Company expects to renew the line of credit when it expires on June 26, 2007.

7. Contingencies

The Company from time to time is involved in various legal proceedings incidental to the conduct of its business, including claims by customers, employees or former employees.  While litigation is subject to uncertainties and the outcome of any litigated matter is not predictable, the Company is not aware of any legal proceedings pending or threatened against it that it expects to have a material adverse effect on its financial condition, results of operations or cash flows.

8. Shelf Registration Statement

On April 5, 2007, the Company filed a shelf registration statement on Form S-3, which registration statement was amended on May 9, 2007, to cover the offer and sale, from time to time of up to 3,000,000 shares of the Company’s common stock, by Hampshire Equity Partners II, L.P. and its affiliates and up to an additional 300,000 shares of the Company’s common stock by other possible selling stockholders consisting of certain officers and directors and other stockholders of the Company. The registration statement was filed pursuant to the terms of a registration rights agreement between Hampshire Equity Partners II, L.P. and the Company.  The selling stockholders may sell any, all or none of their respective shares of the Company’s common stock to be registered from time to time in one or more transactions.  The Company will not receive any proceeds from the sale of these shares.

9. Adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes

On February 4, 2007 the Company adopted the provisions of FASB interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  FIN 48 requires that each tax position be reviewed and assessed with recognition and measurement of the tax benefit based on a “more-likely-than-not” standard with respect to the ultimate outcome, regardless of whether this assessment is favorable or unfavorable.  The Company has completed its review and assessment of all tax positions and in the quarter ended May 5, 2007 recorded a net benefit to retained earnings and a decrease to current liabilities of approximately $301,000 in accordance with the new accounting guidance.

The Company files income tax returns in U.S. Federal and state jurisdictions and is subject to examinations by the IRS and other taxing authorities.  At May 5, 2007, there are no benefits taken on the Company’s income tax returns that do not qualify for financial statement recognition under FIN 48.

Under FIN 48, if a tax position does not meet the minimum statutory threshold to avoid payment of penalties and interest, a company is required to recognize an expense for the amount of the interest and penalty in the period in which the company claims or expects to claim the position on its tax return.  For financial statement purposes, FIN 48 allows companies to elect whether to classify such charges as either income tax expense or another expense classification.  Should such expense be incurred in the future, the Company will classify such interest as a component of interest expense and penalties as a component of income tax expense.

10. Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measures.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and requires additional disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value and does not change existing guidance as to whether or not an instrument is carried at fair value. The provisions of SFAS No. 157 are effective for the specified fair value measures for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, that the adoption of SFAS No. 157 will have on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  SFAS No. 159 applies to all entities that elect the fair value option.  However, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities.  The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, that the adoption of SFAS No. 159 will have on the Company’s financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Some statements in, or incorporated by reference into, this Quarterly Report on Form 10-Q (this “Form 10-Q”) may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than historical facts contained in this Form 10-Q, including statements regarding our future financial position, business policy and plans and objectives and expectations of management for future operations, are forward-looking statements. The words “believe,” “may,” “could,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan,” “project” and similar expressions, as they relate to us, are intended to identify forward-looking statements. For example, our statements to the effect that we intend to open a specified number of new stores in fiscal 2007, constitute forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events, including, among other things:   implementation of our growth strategy; our ability to anticipate and respond to fashion trends; competition in our markets; consumer spending patterns; actions of our competitors or anchor tenants in the strip shopping centers where our stores are located; and anticipated fluctuations in our operating results.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions including those described in the section titled “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended February 3, 2007 and in Part II, “Item 1A. Risk Factors” and elsewhere in this Form 10-Q and in the other documents we file with the Securities and Exchange Commission (“SEC”), including our other reports on Form 8-K and 10-Q, and any amendments thereto.

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. These forward looking statements speak only as of the date of such statements.  Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the SEC, we do not plan to publicly update or revise any forward-looking statements contained in this Form 10-Q, whether as a result of any new information, future events or otherwise.

Overview

We are a rapidly growing, value-priced retailer of urban fashion apparel and accessories for the entire family. Our merchandise offerings are designed to appeal to the preferences of fashion conscious consumers, particularly African-Americans. Originally our stores were located in the Southeast, and in recent years we expanded into the Mid-Atlantic and Midwest regions and the state of Texas. At May 5, 2007, we had 295 stores in operation in both urban and rural markets in seventeen states.

We are pursuing an aggressive store growth strategy and believe that the addition of new stores will be the primary source of future growth. We opened 18 new stores in the first quarter of fiscal 2007, reaching a total store count of 295 at the end of the quarter. These new stores were located in states in which we are currently located, except for one store opened in Tulsa, Oklahoma. For the remainder of fiscal 2007, we expect to open an additional 28 to 30 new stores. We expect that approximately 90% of the total new stores that we intend to open in fiscal 2007 will be located in states in which we are currently located. We intend to increase comparable store sales primarily through merchandising enhancements and the expansion of product categories.

We measure performance using key operating statistics. One of our main performance measures is comparable store sales growth. A comparable store is defined as a store that has been open for an entire fiscal year. Therefore, a store will not be considered a comparable store until its 13th month of operation at the earliest or its 24th month at the latest. As an example, stores opened in fiscal 2006 and fiscal 2007 are not considered comparable stores in fiscal 2007. Relocated and expanded stores are included in the comparable store sales results. We also use other operating statistics, most notably average sales per store, to measure our performance. As we typically occupy existing space in established shopping centers rather than sites built specifically for our stores, store square footage (and therefore sales per square foot) varies by store. We focus on overall store sales volume as the critical driver of profitability. The average sales per store has increased over the past three years as we have increased comparable store sales and opened new stores that are generally larger than our historical store base. Average sales per store have increased from approximately $0.8 million in fiscal 2000 to approximately $1.5 million in fiscal 2006. In addition to sales, we also measure gross profit as a percentage of sales and store operating expenses, with a particular focus on labor as a percentage of sales. These results translate into store level contribution, which is used to evaluate overall performance of each individual store. Finally, we monitor corporate expenses against budgeted amounts.

Accounting Periods

The following discussion contains references to years 2007 and 2006, which represent fiscal years ending or ended on February 2, 2008 (fiscal 2007) and February 3, 2007 (fiscal 2006), respectively. Fiscal 2007 has a 52-week accounting period and fiscal 2006 has a 53-week accounting period. This discussion and analysis should be read with the condensed financial statements and the notes thereto.

Results of Operations

The following discussion of our financial performance is based on the condensed financial statements set forth herein. The nature of our business is seasonal. Historically, sales in the first and fourth quarters have been higher than sales achieved in the second and third quarters of the fiscal year. Expenses and, to a greater extent, operating income vary by quarter. Results of a period shorter than a full year may not be indicative of results expected for the entire year. Furthermore, the seasonal nature of our business may affect comparisons between periods.

Thirteen Weeks Ended May 5, 2007 and April 29, 2006

Net Sales.  Net sales increased $14.9 million, or 16.2%, to $106.6 million for the thirteen weeks ended May 5, 2007 from $91.7 million in the thirteen weeks ended April 29, 2006.  The overall increase in net sales was due primarily to 45 new stores opened since last year’s first quarter, partially offset by a comparable store sales decline of 3.3% on a fiscal quarter basis.  Sales in the first quarter and subsequent quarters of 2007 are affected by the calendar shift caused by last year having 53 weeks.  The first quarter of fiscal 2007 started one week later than the same quarter of fiscal 2006, due to our 2006 fiscal year having 53 weeks versus the normal 52 weeks, and, as a result, comparable stores sales in the first quarter of fiscal 2007 were adversely impacted.  Each quarter in 2007 begins and ends one week later than the same quarter of 2006, which can have a significant impact on quarterly sales comparisons if those two beginning and ending weeks of the quarter have different levels of sales volume.  In addition, sales comparisons for the first quarter of 2007 were difficult as the result of a 21.0% comparable store sales increase during last year’s first quarter, and unseasonably cool weather just prior to Easter, historically our second largest selling period of the year, which hurt sales of Spring/Summer apparel.  In the first quarter, sales in comparable stores for comparable calendar weeks increased 0.6%. The 0.6% increase in same store sales was due primarily to an increase in the average number of items purchased per transaction in the first quarter.

The total sales increase of $14.9 million was comprised of a sales increase of $15.8 million from 45 stores opened since April 29, 2006 and $1.9 million from 15 stores non-comparable stores that were opened in the first quarter of 2006, these sales increases were partially offset by a $2.8 million sales decrease in 235 comparable stores.

Gross Profit.  Gross profit increased $5.4 million, or 14.8%, to $41.7 million in the first quarter of 2007 from $36.3 million last year.  The increase in gross profit is a result of the increase in sales, partially offset by a reduction in the gross margin.  As a percentage of net sales, gross margin decreased to 39.1% from 39.6% in last year’s first quarter.  This decrease resulted from lower comparable store sales on a fiscal quarter basis discussed above and the corresponding deleveraging effect that occurs on gross margin as a percentage of sales when comparable store sales are negative. Certain components of cost of sales, such as freight and markdowns are largely fixed in nature. Accordingly, when comparable store sales are negative, cost of sales increase as a percentage of sales.

Selling, General and Administrative Expense.  Selling, general and administrative expenses increased $7.2 million, or 27.3%, to $33.4 million in the first quarter of 2007 from $26.2 million last year.  The increase in these expenses was due primarily to additional store level, distribution and corporate costs arising from the opening of 45 new stores since April, 29, 2006.  As a percentage of sales, selling, general and administrative expenses increased in the first quarter to 31.3% from 28.6% last year.  The increase as a percentage of sales resulted from the deleveraging effect discussed above that occurs on expenses as a percentage of sales when comparable store sales are negative. Certain components of operating expenses, such as rent, utilities, depreciation, corporate overhead and payroll, are largely fixed in nature. Accordingly, when comparable store sales are negative, these operating expenses increase as a percentage of sales.  In addition, employee medical costs continued to increase at a higher than normal rate due to greater acceptance of the benefit by our employees and an increase in the number of large individual claims.  Finally, expenses benefited in the first quarter last year from a hurricane insurance settlement of $364,000.

Interest Income.  Interest income increased to $645,000 from $497,000 in last year’s first quarter due primarily to having a higher level of cash and marketable securities this year as a result of strong cash flows since April 29, 2006.

Interest Expense.  Interest expense increased to $144,000 in the first quarter of 2007 from $40,000 last year due to the addition of a $4.8 million capital equipment lease after the first quarter of 2006.

Provision for Income Taxes.  The provision for income taxes decreased 15.1% to $3.1 million in this year’s first quarter from $3.6 million in the first quarter of 2006.  The income tax rate in the first quarter of 2007 was 35.0% compared to 34.5% last year.  In 2007, taxable income is expected to be taxed for federal purposes at a 35% rate rather than the 34% rate used in 2006, because the significant tax deductions for stock option exercises realized in 2006 are not expected to occur in 2007 at the same level as last year.

Net Income.  Net income decreased 17.0% to $5.7 million in the first quarter of 2007 from $6.9 million in last year’s first quarter due to factors discussed above.

Liquidity and Capital Resources

Current Financial Condition. At May 5, 2007, we had total cash and marketable securities of $70.3 million compared with total cash and marketable securities of $77.7 million at February 3, 2007. The most significant factors in the change in our net liquidity position during the first thirteen weeks of 2007 were the seasonal build of inventory associated with the spring selling season and the addition of inventory and fixed assets for new stores, partially offset by positive net income from operations adjusted for depreciation and other non-cash charges. Accounts payable did not increase at the same rate as inventory, because the heavy receiving activity during the first quarter occurred in February, and those receipts were paid for by the end of the first quarter.

Inventory represented approximately 42% of our total assets as of May 5, 2007. Management’s ability to manage our inventory can have a significant impact on our cash flows from operations during a given interim period or fiscal year.  Total inventories at the end of the first quarter were up $26.5 million, or 45% over last year’s first quarter.  Store inventories comprised $16.5 million of the increase. The increase in store inventory was primarily due to new stores and due in part to a 13% increase in comparable store inventory. Distribution center inventories were up $10 million, most of which relates to additional close out buys, which we will hold until the next season. We are generally comfortable with the level and quality of our inventory.

Operating Cash Flows. Net cash used in operating activities was $3.1 million in the thirteen weeks ended May 5, 2007 compared to $6.2 million in the thirteen weeks ended April 29, 2006. The main sources of cash provided during the thirteen weeks ended May 5, 2007 were net income adjusted for depreciation and other non-cash charges of $8.4 million and increases in income tax payable of $2.4 million.  The main uses of cash consisted of the increase in inventory, net of accounts payable, of $11.7 million, and a $2.7 million decrease in accrued compensation due to payment of year end bonuses and the timing of payment of payroll.

Investing Cash Flows. Cash provided by (used in) investing activities was $245,000 in the thirteen weeks ended May 5, 2007 and ($565,000) in the thirteen weeks ended April 29, 2006.  Investment activities in marketable securities in the first quarter in 2007 consisted of net redemptions of $4.4 million of municipal auction rate securities. Capital expenditure activities consisted of $4.1 million used for the purchase of property and equipment for the build out of 18 new stores, three relocations/remodels and other general corporate purposes. $1.4 million of our capital expenditures on new stores in the thirteen weeks ended May 5, 2007 will be reimbursed to us in the form of cash or free rent by the landlords of the leased properties. These tenant improvement dollars will be amortized over the life of the individual store’s lease as a reduction to occupancy expense. Capital expenditures during fiscal 2007 are projected to be approximately $34 million to $36 million. We anticipate funding our fiscal 2007 and longer term capital requirements with cash flows from operations, and cash and marketable securities held on the balance sheet.

Financing Cash Flows. Cash used in financing activities was $130,000 in the thirteen weeks ended May 5, 2007 and cash provided by financing activities was $7.0 million in the thirteen weeks ended April 29, 2006. Financing activities in the thirteen weeks ended May 5, 2007 included the tax benefit from stock option exercises of $332,000, the receipt of approximately $49,000 from options exercised in the quarter and scheduled repayments of approximately $511,000 on outstanding capital leases.

Cash Requirements

Our cash requirements are primarily for working capital, construction of new stores, remodeling of existing stores, improvements to our distribution infrastructure and improvements to our information systems. Historically, we have met these cash requirements from cash flow from operations, short-term trade credit, borrowings under revolving lines of credit, long-term debt, capital leases, sales of marketable securities and cash held on the balance sheet. We expect to be able to meet our cash requirements for at least the next twelve months using cash flow from operations and existing cash balances.

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

Accounting for Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. The computation of income taxes is subject to estimation due to the judgment required and the uncertainty related to the recoverability of deferred tax assets or the outcome of tax audits. We adjust our income tax provision in the period it is determined that actual results will differ from our estimates. Tax law and rate changes are reflected in the income tax provision in the year in which such changes are enacted.

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases the accounting treatment of a particular transaction is specifically dictated by U.S. generally accepted accounting principles, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The market risk of our financial instruments as of May 5, 2007 has not significantly changed since February 3, 2007.  Our risk profile as of February 3, 2007 is disclosed in Quantitative and Qualitative Disclosures About Market Risk included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

Item 4. Controls and Procedures.

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 5, 2007 pursuant to Rule 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures are effective in providing reasonable assurance that all information required to be disclosed in the reports that we file or submit, under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no changes in internal controls over financial reporting during the fiscal quarter ended May 5, 2007 identified in connection with our Chief Executive Officer’s and Chief Financial Officer’s evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detest all errors and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.  The design of any system of controls is based in part or on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of controls effectiveness to future periods are subject to risks.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are involved in various legal proceedings incidental to the conduct of our business, including claims by customers, employees or former employees.   While litigation is subject to uncertainties and the outcome of any litigated matter is not predictable, we are not aware of any legal proceedings pending or threatened against us that we expect to have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A. Risk Factors.

There are no material changes to the risk factors described under the section “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 3, 2007, other than those risk factors described below.

You should consider carefully the following risk factors, together with the other information contained or incorporated by reference into this Form 10-Q and together with the additional risk factors in the section “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 3, 2007.  The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we deem to be currently immaterial also may impair our business operations. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition and results of operations.

Our net sales, inventory levels and earnings fluctuate on a seasonal basis, which makes our business more susceptible to adverse events that occur during those seasons.

Our net sales and earnings are significantly higher during the first and fourth quarters each year due to the importance of the Spring selling season, which includes Easter, and the Fall selling season, which includes Christmas. Factors negatively affecting us during the first and fourth quarters, including adverse weather and unfavorable economic conditions, will have a greater adverse effect on our financial condition than if our business were less seasonal. For example, unseasonably cool weather in the weeks preceding Easter in 2007 negatively impacted our net sales for the thirteen weeks ended May 5, 2007.

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

Our comparable store sales and quarterly results have fluctuated significantly in the past based on a number of economic, seasonal and competitive factors, and we expect them to continue to fluctuate in the future. Since the beginning of fiscal 2003, our quarter-to-quarter comparable store sales have ranged from a decrease of 3.3% to an increase of 25.0%. The most significant fluctuations were due to the unusually high sales following Hurricanes Katrina, Rita and Wilma with such positive post-hurricane impact on sales lasting through the second quarter of fiscal 2006. In addition, some fiscal years have 53 weeks versus the normal 52 weeks, and this timing shift can have a significant impact on quarterly and fiscal year sales comparisons. For example, we expect to see negatively impacted sales comparisons in the fourth quarter of fiscal 2007, as this fiscal quarter will have 13 weeks, as compared with 14 weeks in the fourth quarter of fiscal 2006. Similarly, we expect to see negatively impacted sales comparisons in fiscal 2007, since this fiscal year has 52 weeks, whereas fiscal 2006 had 53 weeks.

Also, we may be unable to maintain historical levels of comparable store sales as we execute our growth strategy and expand our business. This variability could cause our comparable store sales and quarterly results to fall below the expectations of securities analysts or investors, which could result in volatility of the market price of our common stock. If our comparable store sales and quarterly results fail to meet the expectations of the market generally, the market price of our common stock could decline substantially.

Increases in the minimum wage could have a material adverse effect on our business, financial condition and results of operations.

The Fair Minimum Wage Act of 2007 became law on May 25, 2007. As a result, the federal minimum wage will increase to (i) $5.85 per hour on or about July 24, 2007; (ii) $6.55 per hour on or about July 24, 2008; (iii) $7.25 per hour on or about July 24, 2009. Additionally, from time to time, legislative proposals are made to increase the minimum wage in certain individual states. Wage rates for many of our employees are slightly above the minimum wage. As minimum wage rates increase, we may need to increase not only the wage rates of those employees whose wages are below the new minimums, but the wages paid to our other hourly employees as well. Any increase in the cost of our labor could have a material adverse effect on our operating costs, financial condition and results of operations.

There may be sales of substantial amounts of our common stock pursuant to our shelf registration statement, or otherwise, which could cause our stock price to fall.

Hampshire Equity Partners II, L.P. and certain of its affiliates, which we refer to collectively as Hampshire Equity Partners, hold a substantial number of shares of our common stock. They, along with several other stockholders, intend to sell a portion of their shares in our secondary offering announced on May 31, 2007, and, 90 days following the date of the prospectus supplement which relates to such offering (or earlier, if consented to in writing by CIBC World Markets Corp.), they will be able to sell additional shares in the public market and otherwise. As of May 29, 2007, 13,890,914 shares of our common stock were outstanding. As of May 29, 2007, 783,665 additional shares of our common stock were subject to outstanding stock options. All of the shares issued and sold in our initial public offering consummated on May 18, 2005 and our secondary offering consummated on January 31, 2006 are freely tradable under the securities laws, except for any shares acquired by our “affiliates,” as that term is defined in Rule 144 promulgated under the Securities Act of 1933, as amended, or the Securities Act, which generally includes officers, directors and holders of 10% or more of our common stock. In addition, the 2,135,000 shares of our common stock (2,455,250 shares, if the over-allotment option is exercised in full) being sold in our secondary offering announced on May 31, 2007, will be freely tradeable once sold. An additional 844,750 shares of our common stock which are not covered by the prospectus supplement which relates to our secondary offering announced on May 31, 2007, may be sold by certain stockholders under our shelf registration statement and will be freely tradeable once sold. Approximately 3,279,692 shares of our common stock, in addition to the shares included in our secondary offering announced on May 31, 2007, and shares of our common stock which are not covered by the prospectus supplement which relates to such offering but which may be sold by certain stockholders under our shelf registration statement, held by existing stockholders are restricted or control shares and may be sold in the public market only if they are registered or if they qualify for an exemption from registration under Rule 144 promulgated under the Securities Act or otherwise. Future sales of a substantial number of shares of our common stock could cause our common stock price to decline significantly and/or impair our ability to raise capital through the sale of additional stock.

A significant amount of our common stock is concentrated in the hands of one of our existing stockholders whose interests may not coincide with other stockholders.

As of May 29, 2007, Hampshire Equity Partners owned approximately 45.6% of our common stock. Although Hampshire Equity Partners will sell a portion of their holdings pursuant to our secondary offering announced on May 31, 2007, after such offering Hampshire Equity Partners will continue to hold a significant amount of our common stock, approximately 31.0%, assuming that Hampshire Equity Partners sell all of their shares covered by such offering, and do not acquire additional shares of our common stock. As a result, Hampshire Equity Partners have an ability to exercise significant influence over matters requiring stockholder approval. These matters include the election of directors and the approval of significant corporate transactions, including potential mergers, consolidations or sales of all or substantially all of our assets. The interests of our other stockholders may differ from the interests of Hampshire Equity Partners. In connection with our initial public offering consummated on May 18, 2005, we entered into a nominating agreement with Hampshire Equity Partners II, L.P.

pursuant to which we, acting through our nominating and corporate governance committee, agreed, subject to the requirements of our directors’ fiduciary duties, that Hampshire Equity Partners II, L.P. would be entitled to designate up to two directors to be nominated for election to our board of directors as long as Hampshire Equity Partners II, L.P. (together with any of its respective successors and permitted assigns) maintains a certain ownership percentage of our common stock. After the completion of our secondary offering announced on May 31, 2007, and assuming Hampshire Equity Partners sell all of their shares of our common stock covered by such offering and do not acquire additional shares of our common stock, Hampshire Equity Partners II, L.P. will be entitled to designate one director to be nominated for election to our board of directors. If at any time Hampshire Equity Partners II, L.P. (together with any of its respective successors and permitted assigns) owns less than 15% of the shares of our common stock which it owned immediately prior to the consummation of our initial public offering, it will not have the right to nominate any directors for election to our board of directors. Notwithstanding the foregoing, as of the date of this Form 10-Q, Hampshire Equity Partners II, L.P. does not have a designee on our board of directors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

Not applicable.

Item  6. Exhibits.

Exhibits

10.1	Offer Letter for Bruce D. Smith dated April 2, 2007.*
10.2	Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and Bruce D. Smith dated April 2, 2007.*
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.* †

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and the undersigned also has signed this report in his capacity as the Registrant’s Chief Financial Officer (Principal Financial Officer).

CITI TRENDS, INC.

Date: June 7, 2007

	By:	/s/ Bruce D. Smith
	Name:	Bruce D. Smith
	Title:	Senior Vice President, Chief Financial Officer and Secretary