Form 10-Q
period 2007-08-04
Citi Trends Inc
filed 2007-09-10
CIK 1318484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 4, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” as defined in Rule 12b-2 of the Exchange Act.

(Check one): Large Accelerated Filer   ☐  Accelerated Filer ☒  Non-Accelerated Filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 4, 2007
Common Stock, $.01 par value	14,078,409 shares

CITI TRENDS, INC.
 FORM 10-Q
TABLE OF CONTENTS

Item 1. Financial Statements.

Citi Trends, Inc.

Condensed Balance Sheets
August 4, 2007 and February 3, 2007
(Unaudited)

(in thousands, except share data)

	August 4, 2007	February 3, 2007
Assets
Current assets:
Cash and cash equivalents	$11,160	$11,702
Marketable securities	46,436	65,956
Inventory	93,909	73,360
Prepaid and other current assets	5,683	4,810
Income tax receivable	1,318	—
Deferred tax asset	3,113	2,190
Total current assets	161,619	158,018
Property and equipment, net	40,154	34,753
Goodwill	1,371	1,371
Deferred tax asset	2,572	1,681
Other assets	293	279
Total assets	$206,009	$196,102
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$50,954	$50,889
Accrued expenses	9,148	9,393
Accrued compensation	5,268	6,194
Current portion of long-term debt	—	109
Current portion of capital lease obligations	1,559	1,659
Income tax payable	—	830
Layaway deposits	1,419	576
Total current liabilities	68,348	69,650
Capital lease obligations, less current portion	2,198	2,983
Other long-term liabilities	6,488	5,260
Total liabilities	77,034	77,893
Commitments and contingencies (note 7) Stockholders’ equity:
Common stock, $0.01 par value. Authorized 32,000,000 shares; 14,243,159 shares issued as of August 4, 2007 and 13,972,437 shares issued as of February 3, 2007; 14,077,409 shares outstanding as of August 4, 2007 and 13,806,687 outstanding as of February 3, 2007	142	140
Additional paid-in-capital	66,969	62,855
Retained earnings	62,029	55,379
Treasury stock, at cost; 165,750 shares as of August 4, 2007 and February 3, 2007	(165)	(165)
Total stockholders’ equity	128,975	118,209
Total liabilities and stockholders’ equity	$206,009	$196,102

See accompanying notes to the condensed financial statements (unaudited).

Citi Trends, Inc.

Condensed Statements of Income
Twenty-six Weeks Ended August 4, 2007 and July 29, 2006
(Unaudited)

(in thousands, except per share data)

	August 4, 2007	July 29, 2006
Net sales	$203,402	$168,011
Cost of sales	126,612	103,484
Gross profit	76,790	64,527
Selling, general and administrative expenses	62,123	49,022
Depreciation and amortization	5,830	3,900
Income from operations	8,837	11,605
Interest income	1,181	954
Interest expense	(265)	(79)
Income before provision for income taxes	9,753	12,480
Provision for income taxes	3,404	4,310
Net income	$6,349	$8,170
Basic net income per common share	$0.46	$0.61
Diluted net income per common share	$0.45	$0.58
Weighted average number of shares outstanding
Basic	13,865	13,482
Diluted	14,234	14,069

See accompanying notes to the condensed financial statements (unaudited).

Citi Trends, Inc.

Condensed Statements of Income
Thirteen Weeks Ended August 4, 2007 and July 29, 2006
(Unaudited)

(in thousands, except per share data)

	August 4, 2007	July 29, 2006
Net sales	$96,826	$76,330
Cost of sales	61,734	48,112
Gross profit	35,092	28,218
Selling, general and administrative expenses	31,548	24,650
Depreciation and amortization	3,009	2,031
Income from operations	535	1,537
Interest income	536	457
Interest expense	(121)	(38)
Income before provision for income taxes	950	1,956
Provision for income taxes	323	680
Net income	$627	$1,276
Basic net income per common share	$0.05	$0.09
Diluted net income per common share	$0.04	$0.09
Weighted average number of shares outstanding
Basic	13,922	13,516
Diluted	14,249	14,100

See accompanying notes to the condensed financial statements (unaudited).

Citi Trends, Inc.

Condensed Statements of Cash Flows
Twenty-six Weeks Ended August 4, 2007 and July 29, 2006
(Unaudited)

(in thousands)

	August 4, 2007	July 29, 2006
Operating activities:
Net income	$6,349	$8,170
Adjustment to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,830	3,900
Loss (gain) on disposal of property and equipment	7	(267)
Deferred income taxes	(1,814)	(90)
Noncash compensation expense	709	415
Excess tax benefits from share-based payment arrangements	(3,059)	(7,345)
Changes in assets and liabilities:
Inventory	(20,549)	(13,055)
Prepaid and other current assets	(873)	(1,553)
Other assets	(14)	(33)
Accounts payable	65	(5,095)
Accrued expenses and other long-term liabilities	983	800
Accrued compensation	(926)	(1,352)
Income tax payable/receivable	1,212	3,436
Layaway deposits	843	963
Net cash used in operating activities	(11,237)	(11,106)
Investing activities:
Investments in marketable securities	(4,629)	(9,897)
Sales of marketable securities	24,149	18,980
Insurance proceeds received	—	269
Purchases of property and equipment	(11,238)	(6,755)
Net cash provided by investing activities	8,282	2,597
Financing activities:
Repayments on long-term debt and capital lease obligations	(994)	(360)
Excess tax benefits from share-based payment arrangements	3,059	7,345
Proceeds from the exercise of stock options	348	739
Net cash provided by financing activities	2,413	7,724
Net decrease in cash and cash equivalents	(542)	(785)
Cash and cash equivalents:
Beginning of period	11,702	9,079
End of period	$11,160	$8,294

Supplemental disclosures of cash flow information:
Cash paid for interest	$292	$59
Cash paid for income taxes	$3,257	$964
Supplemental disclosures of noncash activities:
Increase to retained earnings upon adoption of FIN 48	$301	$—

See accompanying notes to the condensed financial statements (unaudited).

Citi Trends, Inc.
Notes to the Condensed Financial Statements (unaudited)
August 4, 2007

1. Basis of Presentation

The condensed balance sheet as of August 4, 2007, the condensed statements of income for the twenty-six and thirteen-week periods ended August 4, 2007 and July 29, 2006, and the statements of cash flows for the twenty-six week periods ended August 4, 2007 and July 29, 2006 have been prepared by Citi Trends, Inc. (the “Company”), without audit. In the opinion of management, such statements include all adjustments (which are of a normal recurring nature) considered necessary to present fairly the Company’s financial position as of August 4, 2007 and February 3, 2007 and its results of operations and cash flows for all periods presented. The condensed balance sheet as of February 3, 2007 has been derived from the audited financials statements as of that date, but does not include all required year end disclosures.

The accompanying unaudited Condensed Financial Statements are also prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended August 4, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending February 2, 2008.

The following contains references to years 2007 and 2006, which represent fiscal years ending or ended on February 2, 2008 (fiscal 2007) and February 3, 2007 (fiscal 2006), respectively. Fiscal 2007 has a 52-week accounting period and fiscal 2006 had a 53-week accounting period.

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

On March 8, 2005, the Company adopted the 2005 Citi Trends, Inc.  Long Term Incentive Plan  (the “Incentive Plan”), which became effective upon the consummation of the Company’s initial public offering in May 2005.   The Incentive Plan superseded and replaced the 1999 Plan.  The Incentive Plan provides for the grant of incentive and nonqualified options as well as other forms of stock-based compensation to key employees and directors including the issuance of nonvested stock.   The Board of Directors determines the date of the option grants and sets the exercise price to be equal to the closing market price of the Company’s stock on the date of grant.  Grants of options and nonvested shares generally vest in equal installments over four years from the date of grant and options are generally exercisable up to ten years from the date of grant.   Under the Incentive Plan, the Company may issue up to 1,300,000 shares of common stock upon the exercise of stock options and other equity incentive awards.  In August 2006, the plan was amended to permit the exercise price of stock options to be satisfied through net share settlements.

For fiscal years prior to 2006, the Company applied the intrinsic-value-based method of accounting prescribed by APB Opinion No. 25 and related interpretations including FASB Interpretation (FIN) No. 44,  Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, compensation expense was recorded on the date of grant only if the then-current fair value of the underlying stock exceeded the exercise price.  The Company recognized the fair value of stock rights granted to non-employees in the financial statements. SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148 , Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB statement No. 123, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by the accounting standards, the Company continued to apply the intrinsic-value based method of accounting as described previously and adopted only the disclosure requirements of SFAS No. 123, as amended.

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

Under SFAS No. 123R, the fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model, which uses the assumptions described herein.  Expected volatility is based on estimated future volatility of the Company’s common stock price. Having completed its initial public offering in May 2005, the Company has limited historical data regarding the price of its publicly traded shares.  To estimate future volatility of the Company’s stock price, the stock price volatility of similar entities for which shares have been publicly traded for a period of seven years or more was measured. (Seven years is used because the weighted average expected life of the Company’s stock options is between six and seven years). The Company uses historical data to estimate forfeitures used in the model. The expected term of options granted is based on guidance provided by the SEC Staff Accounting Bulletin 107 (“simplified method” for “plain vanilla” options).  The simplified method (available for entities which do not have sufficient historical exercise data available for making a refined estimate of expected term) assumes a 10 year contractual term with vesting at a rate of 25% per year. Accordingly, expected term = ((vesting term + original contractual term)/2). The risk-free interest rate for the periods which corresponds with the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

A summary of the status of stock options under the Company’s stock option plans and changes during the twenty-six weeks ended August 4, 2007 is presented in the table below:

	Options	Wtd Avg Exercise Price	Wtd Avg Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at beginning of year	818,104	$7.66	5.7	$—
Granted	0	0	0	—
Exercised	(209,730)	1.66	4.0	—
Net shares settled	(895)	4.59	5.5	—
Forfeited	(21,172)	16.36	7.6	—

Outstanding at August 4, 2007	586,307	$9.50	5.5	$14,439,925

Vested at August 4, 2007	430,523	$4.45	4.6	$12,473,633

Expected to vest at August 4, 2007	562,978	$8.92	5.4	$14,152,459

At August 4, 2007, the range of exercise prices was $0.38 to $44.03.  At July 29, 2006, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $0.38 to $42.51 and 5.4 years, respectively.

During the twenty-six weeks ended August 4, 2007 and July 29, 2006, excess tax benefits realized from the exercise of stock options were $3,059,000 and $7,345,000, respectively.  Such benefits were $2,727,000 and $655,000 for the thirteen-weeks ended August 4, 2007 and July 29, 2006, respectively.  No grants of options were made during the twenty-six weeks ended August 4, 2007.  The weighted average grant-date fair value of options granted during the twenty-six and thirteen weeks ended July 29, 2006 was $22.16 and $20.80 per share, respectively, or $1,917,000 and $292,000, respectively, for all options granted, net of estimated forfeitures.  Cash received from options exercised totaled $348,000 and $739,000 for the twenty-six weeks ended August 4, 2007 and July 29, 2006, respectively, and $299,000 and $205,000 for the thirteen weeks ended August 4, 2007 and July 29, 2006, respectively.

The Company recognized $238,000 and $235,000 in compensation expense for option grants for the quarters ended August 4, 2007 and July 29, 2006, respectively.  For the first twenty-six weeks of the year, such expense totaled $475,000 and $415,000 in 2007 and 2006, respectively.

As of August 4, 2007, the total compensation cost related to nonvested stock option grants that will be incurred in future periods amounts to $1,838,000.  The weighted-average period over which this amount is expected to be recognized is 27 months.  The Company’s stock option plan allows the Company to issue new shares from shares authorized for issuance or repurchase shares on the open market to satisfy employee stock option exercises.  The Company does not currently plan to repurchase shares.

The Company’s Incentive Plan allows for grants of nonvested stock having a fixed number of shares.  On March 26, 2007, the Company issued its initial grant of shares of nonvested stock to key employees and directors.  Shares granted to employees vest in equal installments over four years from the date of grant.  Shares issued to directors vest one year from the date of grant.  The Company records compensation expense on a straight line basis over the requisite service period of the stock recipients which is equal to the vesting period of the stock.  Total compensation cost is calculated based on the fair market value of the shares on the date of grant times the number of shares granted which ultimately vest.

In accordance with the provisions of SFAS No. 123R, the fair market value of the shares is equal to the closing market price on the date of grant.   Using an estimated forfeiture rate equal to 8.5%, the Company expects to recognize $1,872,000 in compensation expense from the grants of nonvested stock over the requisite service period.  Accordingly, $234,000 in compensation expense arising from nonvested stock grants was recognized during the twenty-six weeks ended August 4, 2007, including $162,000 in the second quarter.

A summary of activity related to nonvested share awards during the twenty-six week period ended August 4, 2007 is as follows:

	Nonvested Shares	Wtd Avg Grant Date Fair Value

Outstanding at beginning of year	—	$—
Granted	60,992	44.02
Forfeited	(1,739)	44.30
Outstanding at August 4, 2007	59,253	$44.20

4. Earnings per Share

Basic earnings per share is based on the weighted average number of common shares outstanding and diluted earnings per share is based on the weighted average number of common shares outstanding plus the incremental shares that would have been outstanding upon the assumed exercise of all dilutive stock options.

The following table is a reconciliation of the number of average common shares outstanding used to calculate basic earnings per share to the number of common shares and common share equivalents outstanding used in calculating diluted earnings per share for the thirteen weeks and the twenty-six weeks ended August 4, 2007 and July 29, 2006:

	Twenty-six Weeks Ended
	August 4, 2007	July 29, 2006
Weighted average number of common shares outstanding	13,864,632	13,481,836
Incremental shares from assumed exercises of stock options	369,313	586,995
Weighted average number of common shares and common stock equivalents outstanding	14,233,945	14,068,831

	Thirteen Weeks Ended
	August 4, 2007	July 29, 2006
Weighted average number of common shares outstanding	13,922,130	13,516,060
Incremental shares from assumed exercises of stock options	327,125	583,505
Weighted average number of common shares and common stock equivalents outstanding	14,249,255	14,099,565

According to SFAS No. 128, Earnings per Share, the dilutive effect of stock-based compensation arrangements is determined using the treasury stock method.   This method assumes that the proceeds the Company receives from the exercise of stock options and nonvested stock are used to repurchase common shares in the market.  The adoption of SFAS No. 123R, Share-Based Payment, requires the Company to include as assumed proceeds the amount of compensation cost attributed to future services and not yet recognized, and the amount of tax benefits (both deferred and current), if any, that would be credited to additional paid-in capital assuming exercise of the options and vesting of the restricted shares.  For the twenty-six weeks ended August 4, 2007 and July 29, 2006, there were 70,200 and 5,900 options outstanding, respectively, to purchase shares of common stock excluded from the calculation of diluted earnings per share because of antidilution.  For the twenty-six weeks ended August 4, 2007 and July 29, 2006, there were no shares of nonvested restricted stock included in the calculation of  diluted earnings per share because of antidilution.

5. Marketable Securities

Marketable securities consist of highly liquid, auction rate municipal securities of at least grade AA by Standard and Poor’s or Aa by Moody’s.  While the underlying security has a long-term nominal maturity, the interest rate is periodically reset through “Dutch Auctions” typically every seven to forty-nine days.  As of August 4, 2007, all auction rate securities held by the Company were purchased with reset periods of 35 days.  The Company has the opportunity to sell its investment during such periodic auctions subject to the availability of buyers.  Since these auction rate securities are priced and subsequently trade at short-term intervals, they are classified as current assets.

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

6. Revolving Lines of Credit

In September 2003, the Company entered into an annual unsecured revolving line of credit with Bank of America that expired on June 26, 2007. This facility was renewed for a period of one year, expiring June 30, 2008.  The line of credit provides for aggregate cash borrowings up to $3,000,000. Borrowings under the credit agreement bear interest at the London Interbank Offered Rate (“LIBOR”) plus 2.00%. At August 4, 2007, there were no outstanding borrowings on the unsecured revolving line of credit.

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

8. Shelf Registration Statement

On April 5, 2007, the Company filed a shelf registration statement on Form S-3, which registration statement was amended on May 9, 2007, to cover the offer and sale, from time to time of up to 3,000,000 shares of the Company’s common stock, by Hampshire Equity Partners II, L.P. and its affiliates and up to an additional 300,000 shares of the Company’s common stock by other possible selling stockholders consisting of certain officers and directors and other stockholders of the Company. The registration statement was filed pursuant to the terms of a registration rights agreement between Hampshire Equity Partners II, L.P. and the Company. The selling stockholders may sell any, all or none of their respective shares of the Company’s common stock to be registered from time to time in one or more transactions. The Company will not receive any proceeds from the sale of these shares.  On June 18, 2007, the Company closed an underwritten offering of 2,455,250 shares of the Company’s common stock, by certain stockholders at a public offering price of $37.92 per share, pursuant to the shelf registration statement.  The Company did not receive any proceeds from the offering.

9. Adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes

On February 4, 2007, the Company adopted the provisions of FASB interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  FIN 48 requires that each tax position be reviewed and assessed with recognition and measurement of the tax benefit based on a “more-likely-than-not” standard with respect to the ultimate outcome, regardless of whether this assessment is favorable or unfavorable.  The Company has completed its review and assessment of all tax positions and in the twenty-six weeks ended August 4, 2007 recorded a net benefit to retained earnings and a decrease to current liabilities of $301,000 in accordance with the new accounting guidance.

The Company files income tax returns in U.S. Federal and state jurisdictions and is subject to examinations by the IRS and other taxing authorities.  At August 4, 2007, there are no benefits taken on the Company’s income tax returns that do not qualify for financial statement recognition under FIN 48.

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

The factors that may result in actual results differing from such forward-looking information include, but are not limited to: transportation and distribution delays or interruptions; changes in freight rates; the Company’s ability to negotiate effectively the cost and purchase of merchandise; inventory risks due to shifts in market demand; the Company’s ability to gauge fashion trends and changing consumer preferences; changes in consumer spending on apparel; changes in product mix; interruptions in suppliers’ businesses; interest rate fluctuations; a continued rise in insurance costs; a deterioration in general economic conditions caused by acts of war or terrorism; temporary changes in demand due to weather patterns; seasonality of the Company’s business; delays associated with building, opening and operating new stores; delays associated with building, opening, expanding or converting new or existing distribution centers; and other factors described in the section titled “Item 1A. Risk Factors” and elsewhere in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007 and in Part II, “Item 1A. Risk Factors”and elsewhere in the Company’s Quarterly Report on Form 10-Q and in the other documents the Company files with the Securities and Exchange Commission (“SEC”), including other reports on Form 8-K and 10-Q, and any amendments thereto.

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

Overview

The Company is a rapidly growing, value-priced retailer of urban fashion apparel and accessories for the entire family. The Company’s merchandise offerings are designed to appeal to the preferences of fashion conscious consumers, particularly African-Americans. Stores are located in the Southeast, Mid-Atlantic and Midwest regions and the state of Texas. At August 4, 2007, there were 300 stores in operation in both urban and rural markets in eighteen states.

The Company measures its performance using key operating statistics. One of the main performance measures is comparable store sales growth. A comparable store is defined as a store that has been open for an entire fiscal year. Therefore, a store will not be considered a comparable store until its 13th month of operation at the earliest or its 24th  month at the latest. As an example, stores opened in fiscal 2006 and fiscal 2007 are not considered comparable stores in fiscal 2007. Relocated and expanded stores are included in the comparable store sales results. Other operating statistics, most notably average sales per store, are utilized in managing the Company. The Company typically occupies existing space in established shopping centers rather than sites built specifically for its stores, and, therefore, store square footage (and sales per square foot) varies by store. The Company focuses on the overall store sales volume as the critical driver of profitability. Average sales per store have increased from approximately $0.8 million in fiscal 2000 to approximately $1.5 million in fiscal 2006. The Company also measures gross profit as a percentage of sales and store operating expenses, with a particular focus on labor as a percentage of sales. These results translate into store level contribution, which is used to evaluate overall performance of each individual store. Corporate expenses are monitored against budgeted amounts.

Accounting Periods

The following discussion contains references to years 2007 and 2006, which represent fiscal years ending or ended on February 2, 2008 (fiscal 2007) and February 3, 2007 (fiscal 2006), respectively. Fiscal 2007 has a 52-week accounting period and fiscal 2006 had a 53-week accounting period. This discussion and analysis should be read with the condensed financial statements and the notes thereto.

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

Twenty-Six Weeks Ended August 4, 2007 and July 29, 2006

Net Sales.  Net sales increased $35.4 million, or 21.1%, to $203.4 million in the twenty-six weeks ended August 4, 2007 from $168.0 million in the twenty-six weeks ended July 29, 2006.  The increase in net sales was due primarily to 47 new stores opened since last year’s second quarter, 18 new stores opened in the first half of 2006 for which there was not a full twenty-six weeks of sales in 2006’s first half, and a comparable store sales increase of 2.3% on a fiscal basis.  Sales in each period of 2007 are affected by the calendar shift caused by last year having 53 weeks.  Each period in 2007 begins and ends one week later than the same period of 2006, which can have a significant impact on sales comparisons if those two beginning and ending weeks of the period have different levels of sales volume.  In the first half of 2007, sales in comparable stores for comparable calendar weeks increased 1.9% due to an increase in the average transaction size, partially offset by a slight decrease in the number of customer transactions.  Comparable store sales changes by major merchandise class were as follows in the first half of 2007:  Children’s +5%; Home +4%; Women’s +1%; Accessories +1% and Men’s 0%.

The new stores opened in 2006 and 2007, which are not yet included in comparable store sales, accounted for $31.7 million of the total increase in sales, while the sales increase in the 235 comparable stores contributed $3.7 million.

Gross Profit.  Gross profit increased $12.3 million, or 19.0%, to $76.8 million in the first twenty-six weeks of 2007 from $64.5 million last year.  The increase in gross profit is a result of the increase in sales, partially offset by a reduction in the gross margin.  As a percentage of net sales, gross profit decreased to 37.8% from 38.4% in last year’s first half.  Approximately 50 basis points of the 60 basis points decrease in gross margin resulted from higher inventory shrinkage.  The Company believes that improving the hiring, training and retention of store management is the key to reducing theft in its stores and is working on improving its capabilities in these areas.  Additionally, a test will be performed of certain surveillance technology that is more sophisticated than the technology presently being used by the Company. The remainder of the decline in gross margin was due to a slight increase in markdowns as a percent of sales.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $13.1 million, or 26.7%, to $62.1 million in the first twenty-six weeks of 2007 from $49.0 million last year.  The increase in these expenses was due primarily to additional store level, distribution and corporate costs arising from the opening of 47 new stores since July 29, 2006.  As a percentage of sales, selling, general and administrative expenses increased in the first half to 30.5% from 29.2% last year.  The increase in the first quarter of 2007 was a result of the deleveraging effect that occurs on expenses as a percentage of sales when comparable store sales are negative.  Certain components of operating expenses, such as rent, utilities, depreciation, corporate overhead and payroll, are largely fixed in nature.  Accordingly, when comparable store sales are negative, these operating expenses increase as a percentage of sales.  In addition, employee medical costs increased at a higher than normal rate in the first quarter due to greater acceptance of the benefit by our employees and an increase in the number of large individual claims.  Also, last year’s first quarter included a benefit of $364,000 from a hurricane insurance settlement.  In the second quarter, the increase in expenses as a percentage of sales was due primarily to $450,000 of expenses related to a secondary stock offering and pre-opening expense incurred this year related to new stores and store relocations/expansions.  With five store openings and seven store relocations taking place just prior to the end of 2007’s second quarter, all of the associated pre-opening expense was recorded in the quarter with very little of the sales benefit.  In last year’s second quarter, there were no stores opened, relocated or expanded in either June or July, therefore, there was no pre-opening expense incurred late in the quarter.

Depreciation and Amortization.  Depreciation and amortization expense increased $1.9 million, or 49.5%, to $5.8 million in the first twenty-six weeks of 2007 from $3.9 million in the first twenty-six weeks of 2006, as the result of capital expenditures incurred for new and relocated/expanded stores and for new scanning technology used in the stores.

Interest Income.  Interest income increased to $1.2 million from $1.0 million in last year’s first twenty-six weeks, due primarily to having a higher level of cash and marketable securities this year as a result of strong cash flows since July 29, 2006.

Interest Expense.  Interest expense increased to $265,000 in the first twenty-six weeks of 2007 from $79,000 last year due to the addition of a $4.8 million capital equipment lease in 2006.

Provision for Income Taxes.  The provision for income taxes decreased to $3.4 million in this year’s first half from $4.3 million in the first half of 2006.  The income tax rate in the first half of 2007 was 34.9% compared to 34.5% last year.  In 2007, taxable income is expected to be taxed for federal purposes at a rate of approximately 35% versus the 34% rate used in 2006, because the significant tax deductions for stock option exercises realized in 2006 are not expected to occur in 2007 at the same level as last year.  The Company’s effective tax rate tends to be below the combined statutory federal and state rate due to tax-exempt interest income and various tax credits.

Net Income.  Net income decreased 22.3% to $6.3 million in the first half of 2007 from $8.2 million last year due to the factors discussed above.

Thirteen Weeks Ended August 4, 2007 and July 29, 2006

Net Sales.  Net sales increased $20.5 million, or 26.9%, to $96.8 million for the thirteen weeks ended August 4, 2007 from $76.3 million in the thirteen weeks ended July 29, 2006.  The increase in net sales was due primarily to 47 new stores opened since last year’s second quarter, together with a comparable store sales increase of 9.4% on a fiscal quarter basis.  Sales in each quarter of 2007 are affected by the calendar shift caused by last year having 53 weeks.  Each quarter in 2007 begins and ends one week later than the same quarter of 2006, which can have a significant impact on quarterly sales comparisons if those two beginning and ending weeks of the quarter have different levels of sales volume.  In the second quarter, sales in comparable stores for comparable calendar weeks increased 3.4%.  Slightly more than half of the 3.4% increase in comparable store sales was due to an increase in customer transactions, with the remainder due to an increase in the average transaction size.  Comparable store sales changes by major merchandise class were as follows in the second quarter:  Women’s +4%; Children’s +4%; Home +2%; Men’s -1% and Accessories
-1%.

The new stores opened in 2006 and 2007, which are not yet included in comparable store sales, accounted for $14.0 million of the total increase in sales, while the sales increase in the 235 comparable stores contributed $6.5 million.

Gross Profit.  Gross profit increased $6.9 million, or 24.4%, to $35.1 million in the second quarter of 2007 from $28.2 million in last year’s second quarter.  The increase in gross profit is a result of the increase in sales, partially offset by a reduction in the gross margin.  As a percentage of net sales, gross profit decreased to 36.2% from 37.0% in the second quarter of 2006.  This decrease resulted entirely from higher inventory shrinkage during the quarter.  The Company believes that improving the hiring, training and retention of store management is the key to reducing theft in its stores and is working on improving its capabilities in these areas.  Additionally, a test will be performed of certain surveillance technology that is more sophisticated than the technology presently being used by the Company.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $6.9 million, or 28.0%, to $31.5 million in the second quarter of 2007 from $24.6 million in last year’s second quarter.  The increase in these expenses was due primarily to additional store level, distribution and corporate costs arising from the opening of 47 new stores since July 29, 2006.  As a percentage of sales, selling, general and administrative expenses increased in the second quarter to 32.6% from 32.3% last year, due primarily to $450,000 of expenses related to a secondary stock offering and pre-opening expense incurred in this year’s second quarter related to new stores and store relocations/expansions.  With five store openings and seven store relocations taking place just prior to this year’s quarter-end, all of the associated pre-opening expense was recorded in the quarter with very little of the sales benefit.  In last year’s second quarter, there were no stores opened, relocated or expanded in either June or July, therefore, there was no pre-opening expense incurred late in the quarter.

Importantly, although not a significant factor in the quarter-over-quarter comparison, the Company expected to have had some payroll expense leverage during the second quarter, due to the 9.4% comparable store sales increase on a fiscal basis.  Management has now taken steps to improve the forecasting, management and reporting of store payroll data which it believes will improve the results in that area.

Depreciation and Amortization.  Depreciation and amortization expense increased $1.0 million, or 48.2%, to $3.0 million in the second quarter of 2007 from $2.0 million in the second quarter of 2006, as the result of capital expenditures incurred for new and relocated/expanded stores and for new scanning technology used in the stores.

Interest Income.  Interest income increased to $536,000 in this year’s second quarter from $457,000 in the second quarter of 2006, due primarily to having a higher level of cash and marketable securities this year as a result of strong cash flows since July 29, 2006.

Interest Expense.  Interest expense increased to $121,000 in the second quarter of 2007 from $38,000 last year due to the addition of a $4.8 million capital equipment lease in 2006.

Provision for Income Taxes.  The provision for income taxes decreased to $323,000 in this year’s second quarter from $680,000 in the second quarter of 2006.  The income tax rate in the second quarter of 2007 was 34.0% compared to 34.8% last year.  In 2007, taxable income is expected to be taxed for federal purposes at a rate of approximately 35% versus the 34% rate used in 2006, because the significant tax deductions for stock option exercises realized in 2006 are not expected to occur in 2007 at the same level as last year. The Company’s effective tax rate tends to be below the combined statutory federal and state rate due to tax-exempt interest income and various tax credits.

Net Income.  Net income decreased 50.9% to $627,000 in the second quarter of 2007 from $1,276,000 in last year’s second quarter due to the factors discussed above.

Liquidity and Capital Resources

Current Financial Condition. At August 4, 2007, the Company had total cash and marketable securities of $57.6 million compared with total cash and marketable securities of $77.7 million at February 3, 2007. The most significant factors in the change in the Company’s net liquidity position during the first twenty-six weeks of 2007 were the seasonal build of inventory associated with the back-to-school selling season and the addition of inventory and fixed assets for new stores, partially offset by net income adjusted for depreciation and other non-cash charges. Accounts payable did not increase at the same rate as inventory because the heavy back-to-school sales did not occur until just after the end of the quarter.  Therefore, inventory was at a seasonally high level at quarter-end and the associated accounts payable on much of the inventory had already been paid.  In addition, sales in the first half did not increase at the same rate as inventory purchases, resulting in higher inventory levels than expected.  The significant back-to-school sales just after quarter-end, together with planned improvements in inventory management, are anticipated to improve inventory turnover.

Inventory represented approximately 46% of the Company’s total assets as of August 4, 2007. Management’s ability to manage its inventory can have a significant impact on the Company’s cash flows from operations during a given interim period or fiscal year. In addition, inventory purchases can be somewhat seasonal in nature, such as the purchase of warm-weather, back-to-school or Christmas-related merchandise.

Operating Cash Flows. Net cash used in operating activities was $11.2 million in the twenty-six weeks ended August 4, 2007 compared to $11.1 million in the twenty-six weeks ended July 29, 2006. The main sources of cash provided during the twenty-six weeks ended August 4, 2007 were net income adjusted for depreciation and other non-cash charges of $11.1 million and the change in the income tax payable/receivable of $1.2 million.  The main uses of cash consisted of the increase in inventory of $20.5 million, and a $3.1 million outflow related to tax benefits from stock option exercises.

Investing Cash Flows. Net cash provided by investing activities was $8.3 million in the twenty-six weeks ended August 4, 2007 and $2.6 million in the twenty-six weeks ended July 29, 2006.  Investment activities in marketable securities consisted of net redemptions of $19.5 million of municipal auction rate securities primarily for use in the purchase of inventory. Capital expenditure activities consisted of $11.2 million used for the purchase of property and equipment for the build out of 23 new stores, ten relocations/remodels and other general corporate purposes.  Capital expenditures during fiscal 2007 are projected to be approximately $34 million to $36 million. The Company anticipates funding its fiscal 2007 and longer term capital requirements with cash flows from operations and cash and marketable securities held on the balance sheet.

Financing Cash Flows. Net cash provided by financing activities was $2.4 million in the twenty-six weeks ended August 4, 2007 and $7.7 million in the twenty-six weeks ended July 29, 2006. Financing activities in the twenty-six weeks ended August 4, 2007 included the tax benefit from stock option exercises of $3.1 million, the receipt of $348,000 from options exercised, and scheduled repayments of $1.0 million on outstanding capital leases.

Cash Requirements

The Company’s cash requirements are primarily for working capital, construction of new stores, remodeling of existing stores, improvements to its distribution infrastructure and improvements to its information systems. Historically, the Company has met these cash requirements from cash flow from operations, short-term trade credit, borrowings under the revolving lines of credit, long-term debt, capital leases and cash held on the balance sheet. The Company expects to be able to meet its cash requirements for at least the next twelve months using cash flow from operations and existing cash balances.

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

Revenue Recognition

While the recognition of revenue is predominantly derived from routine retail transactions and does not involve significant judgment, revenue recognition represents an important accounting policy of the Company. The Company recognizes retail sales, net of sales taxes, at the time the customer takes possession of the merchandise and purchases are paid for, less an allowance for returns. The Company allows for returns up to ten days after the date of sale and the estimate for returns is based on actual observed return activity ten days after the period ends. Revenue from layaway sales is recognized when the customer has paid for and received the merchandise. Layaway service charges, which are non-refundable, are recognized in revenue when collected. All sales are from cash, check or major credit card company transactions.

Inventory

Inventory is stated at the lower of cost (first-in, first-out basis) or market as determined by the retail inventory method less a provision for estimated inventory shrinkage. Under the retail inventory method, the cost value of inventory and gross margins are determined by calculating a cost-to-retail ratio and applying it to the retail value of inventory. Inherent in the retail inventory calculation are certain significant management judgments and estimates, including, among others, merchandise markups, markdowns and shrinkage, which impact the ending inventory valuation at cost as well as resulting gross margins. The Company estimates shrinkage for the period between the last physical count and the balance sheet date. The estimate for the shrinkage reserve can be affected by changes in actual shrinkage trends. The Company believes the first-in, first-out retail inventory method results in an inventory valuation that is fairly stated. Many retailers have arrangements with vendors that provide for rebates and allowances under certain conditions, which ultimately affect the value of the inventory. The Company does not generally enter into such arrangements with its vendors.

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

Stock-Based Compensation

The Company adopted SFAS No. 123 (revised 2004) Share-Based Payment (“SFAS No. 123R”) during the first quarter of fiscal 2006.  SFAS No. 123R requires the measurement and recognition of compensation expense for all stock-based awards made to employees based on estimated fair value of the award.  The determination of the fair value of the Company’s stock options on the date of grant using an option-price model is affected by the stock price as well as assumptions regarding a number of complex and subjective variables.  These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The fair values of options and shares issued pursuant to the stock based compensation plans at each grant date were estimated using the Black-Scholes Merton option pricing model.  If factors change and the Company employs different assumptions in the application of SFAS No. 123R in future periods, the compensation expense recorded under SFAS No. 123R may differ significantly from the amount recorded in the current period.

Operating Leases

The Company leases all of its store properties and accounts for the leases as operating leases in accordance with SFAS No. 13, Accounting for Leases. Many lease agreements contain tenant improvement allowances, rent holidays, rent escalation clauses and/or contingent rent provisions. For purposes of recognizing incentives and minimum rental expenses on a straight-line basis over the terms of the leases, the Company uses the date of initial possession to begin amortization, which is generally when the Company enters the space and begins to make improvements in preparation of intended use.

For scheduled rent escalation clauses during the lease terms or for rental payments commencing “rent holidays” at a date other than the date of initial occupancy, the Company records minimum rental expenses on a straight-line basis over the terms of the leases. For tenant improvement allowances, the Company records a deferred rent liability on the balance sheet and amortizes the deferred rent over the terms of the leases.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The market risk of the Company’s financial instruments as of August 4, 2007 has not significantly changed since February 3, 2007.  The Company’s risk profile as of February 3, 2007 is disclosed in Quantitative and Qualitative Disclosures About Market Risk included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

Item 4. Controls and Procedures.

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of August 4, 2007 pursuant to Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that the Company’s disclosure controls and procedures are effective in ensuring that all information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in internal controls over financial reporting during the fiscal quarter ended August 4, 2007 identified in connection with the Chief Executive Officer’s and Chief Financial Officer’s evaluation that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

There are no material changes to the Risk Factors described under the sections “ITEM 1A. RISK FACTORS” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007 and the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

The annual meeting of our shareholders was held on May 30, 2007.  The following proposals were submitted to a vote:

1)  The election of one director, to hold office until our annual meeting of shareholders in 2010 and until his successor is duly elected and qualified.  This proposal received the following number of votes:

	Affirmative	Withheld
John S. Lupo	13,267,488	147,087

The other members of our board of directors whose terms of office continued after the meeting are R. Edward Anderson, Lawrence E. Hyatt and Patricia M. Luzier.

2)  The ratification of the appointment of KPMG LLP as our independent auditors for fiscal year 2007.  This proposal was approved with 13,410,146 shares voting for approval, 2,199 shares voting against approval, and 2,230 shares abstaining.

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

Date: September 10, 2007	CITI TRENDS, INC.

	By:	/s/ Bruce D. Smith
	Name:	Bruce D. Smith
	Title:	Secretary and Chief Financial Officer