Form 10-Q
period 2007-11-03
Citi Trends Inc
filed 2007-12-11
CIK 1318484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 3, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 3, 2007
Common Stock, $.01 par value	14,090,865 shares

CITI TRENDS, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Citi Trends, Inc.

Condensed Balance Sheets
November 3, 2007 and February 3, 2007
(Unaudited)

	November 3, 2007	February 3, 2007
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$8,679	$11,702
Marketable securities	43,721	65,956
Inventory	93,886	73,360
Prepaid and other current assets	5,367	4,810
Income tax receivable	1,038	—
Deferred tax asset	2,883	2,190
Total current assets	155,574	158,018
Property and equipment, net	43,895	34,753
Goodwill	1,371	1,371
Deferred tax asset	3,487	1,681
Other assets	318	279
Total assets	$204,645	$196,102
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$49,207	$50,889
Accrued expenses	10,093	9,393
Accrued compensation	4,197	6,194
Current portion of long-term debt	—	109
Current portion of capital lease obligations	1,569	1,659
Income tax payable	—	830
Layaway deposits	2,352	576
Total current liabilities	67,418	69,650
Capital lease obligations, less current portion	1,806	2,983
Other long-term liabilities	6,433	5,260
Total liabilities	75,657	77,893

Commitments and contingencies (note 7)

Stockholders’ equity:
Common stock, $0.01 par value. Authorized 32,000,000 shares; 14,256,615 shares issued as of November 3, 2007 and 13,972,437 shares issued as of February 3, 2007; 14,090,865 shares outstanding as of November 3, 2007 and 13,806,687 outstanding as of February 3, 2007	142	140
Additional paid-in-capital	67,495	62,855
Retained earnings	61,516	55,379
Treasury stock, at cost; 165,750 shares as of November 3, 2007 and February 3, 2007	(165)	(165)
Total stockholders’ equity	128,988	118,209
Total liabilities and stockholders’ equity	$204,645	$196,102

 See accompanying notes to the condensed financial statements (unaudited).

Citi Trends, Inc.

Condensed Statements of Operations
Thirty-nine Weeks Ended November 3, 2007 and October 28, 2006
(Unaudited)

	November 3, 2007	October 28, 2006
	(in thousands, except per share data)
Net sales	$302,944	$255,130
Cost of sales	191,638	157,640
Gross profit	111,306	97,490
Selling, general and administrative expenses	94,578	76,161
Depreciation and amortization	9,095	5,963
Income from operations	7,633	15,366
Interest income	1,703	1,429
Interest expense	(372)	(169)
Income before provision for income taxes	8,964	16,626
Provision for income taxes	3,128	5,647
Net income	$5,836	$10,979
Basic net income per common share	$0.42	$0.81
Diluted net income per common share	$0.41	$0.78
Weighted average number of shares outstanding
Basic	13,917	13,516
Diluted	14,235	14,032

See accompanying notes to the condensed financial statements (unaudited).

Citi Trends, Inc.

Condensed Statements of Operations
Thirteen Weeks Ended November 3, 2007 and October 28, 2006
(Unaudited)

	November 3, 2007	October 28, 2006
	(in thousands, except per share data)
Net sales	$99,542	$87,118
Cost of sales	65,026	54,155
Gross profit	34,516	32,963
Selling, general and administrative expenses	32,455	27,139
Depreciation and amortization	3,265	2,063
Income (loss) from operations	(1,204)	3,761
Interest income	521	475
Interest expense	(107)	(90)
Income (loss) before provision (benefit) for income taxes	(790)	4,146
Provision (benefit) for income taxes	(277)	1,337
Net income (loss)	$(513)	$2,809
Basic net income (loss) per common share	$(0.04)	$0.21
Diluted net income (loss) per common share	$(0.04)	$0.20
Weighted average number of shares outstanding
Basic	14,023	13,583
Diluted	14,023	14,083

 See accompanying notes to the condensed financial statements (unaudited).

Citi Trends, Inc.

Condensed Statements of Cash Flows
Thirty-nine Weeks Ended November 3, 2007 and October 28, 2006
(Unaudited)

	November 3, 2007	October 28, 2006
	(in thousands)
Operating activities:
Net income	$5,836	$10,979
Adjustment to reconcile net income to net cash used in operating activities:
Depreciation and amortization	9,095	5,963
Loss (gain) on disposal of property and equipment	48	(283)
Deferred income taxes	(2,499)	(90)
Noncash compensation expense	1,088	662
Excess tax benefits from share-based payment arrangements	(3,172)	(8,419)
Changes in assets and liabilities:
Inventory	(20,526)	(20,478)
Prepaid and other current assets	(557)	(1,194)
Other assets	(39)	(69)
Accounts payable	(1,682)	(2,345)
Accrued expenses and other long-term liabilities	1,873	1,383
Accrued compensation	(1,997)	648
Income tax payable/receivable	1,605	4,746
Layaway deposits	1,776	1,589
Net cash used in operating activities	(9,151)	(6,908)
Investing activities:
Investments in marketable securities	(11,198)	(20,134)
Sales of marketable securities	33,433	24,688
Insurance proceeds received	—	269
Purchases of property and equipment	(18,285)	(10,024)
Net cash provided by (used in) investing activities	3,950	(5,201)
Financing activities:
Repayments on long-term debt and capital lease obligations	(1,376)	(508)
Excess tax benefits from share-based payment arrangements	3,172	8,419
Proceeds from the exercise of stock options	382	786
Net cash provided by financing activities	2,178	8,697
Net decrease in cash and cash equivalents	(3,023)	(3,412)
Cash and cash equivalents:
Beginning of period	11,702	9,079
End of period	$8,679	$5,667

Supplemental disclosures of cash flow information:
Cash paid for interest	$394	$139
Cash paid for income taxes	$3,700	$991
Supplemental disclosures of noncash activities:
Increase to retained earnings upon adoption of FIN 48	$301	$—
Purchases of property and equipment financed by entering into capital leases	$—	$2,820

See accompanying notes to the condensed financial statements (unaudited).

Citi Trends, Inc.
Notes to the Condensed Financial Statements
(unaudited)

November 3, 2007

1. Basis of Presentation

The condensed balance sheet as of November 3, 2007, the condensed statements of operations for the thirty-nine and thirteen-week periods ended November 3, 2007 and October 28, 2006, and the statements of cash flows for the thirty-nine week periods ended November 3, 2007 and October 28, 2006 have been prepared by Citi Trends, Inc. (the “Company”), without audit. In the opinion of management, such statements include all adjustments (which are of a normal recurring nature) considered necessary to present fairly the Company’s financial position as of November 3, 2007 and February 3, 2007 and its results of operations and cash flows for all periods presented. The condensed balance sheet as of February 3, 2007 has been derived from the audited financial statements as of that date, but does not include all required year end disclosures.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest shareholders’ annual report (Form 10-K).

The accompanying unaudited Condensed Financial Statements are also prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended November 3, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending February 2, 2008.

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

For fiscal years prior to fiscal 2006, the Company applied the intrinsic-value-based method of accounting prescribed by APB Opinion No. 25 and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation (FIN) No. 44,  Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, compensation expense was recorded on the date of grant only if the then-current fair value of the underlying stock exceeded the exercise price.  The Company recognized the fair value of stock rights granted to non-employees in the financial statements.  Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB statement No. 123, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by the accounting standards, the Company continued to apply the intrinsic-value based method of accounting as described previously and adopted only the disclosure requirements of SFAS No. 123, as amended.

Effective January 29, 2006, the Company began recording compensation expense associated with all stock options and other forms of equity compensation in accordance with SFAS No. 123 (revised 2004) Share-Based Payment (“SFAS No. 123R”), as interpreted by SEC Staff Accounting Bulletin No. 107. The Company selected the “Modified Prospective” transition approach for adoption of SFAS No. 123R. Under the Modified Prospective approach, prior periods were not restated. Compensation expense for the unvested portions of grants awarded prior to January 29, 2006 will be recognized over the grants’ remaining service periods using the compensation cost calculated previously for pro-forma disclosure under SFAS 123.  For awards granted after January 28, 2006, the Company is recognizing compensation expense based on the grant-date fair value calculated in accordance with SFAS No. 123R. Such expense will be recognized on a straight-line basis over the service period of the option recipients which is generally equal to four years for employees and one year for non-employee directors.

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

A summary of the status of stock options under the Company’s stock option plans and changes during the thirty-nine weeks ended November 3, 2007 is presented in the table below:

	Options	Wtd Avg Exercise Price	Wtd Avg Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at beginning of year	818,104	$7.66	5.7	$—
Granted	0	0	0	—
Exercised	(224,813)	1.74	4.0	—
Net shares settled	(1,505)	8.40	6.3	—
Forfeited	(22,770)	17.15	7.6	—

Outstanding at November 3, 2007	569,016	$9.61	5.3	$5,778,933

Vested at November 3, 2007	422,105	$4.57	4.4	$5,437,578

Expected to vest at November 3, 2007	548,446	$9.16	5.2	$5,736,229

At November 3, 2007, the range of exercise prices was $0.38 to $44.03.  At October 28, 2006, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $0.38 to $42.51 and 5.5 years, respectively.

During the thirty-nine weeks ended November 3, 2007 and October 28, 2006, excess tax benefits realized from the exercise of stock options were $3,172,000 and $8,419,000, respectively.  Such benefits were $113,000 and $1,074,000 for the thirteen-weeks ended November 3, 2007 and October 28, 2006, respectively.  No grants of options were made during the thirty-nine weeks ended November 3, 2007.  The weighted average grant-date fair value of options granted during the thirty-nine and thirteen weeks ended October 28, 2006 was $21.96 and $16.65 per share, respectively, or $1,970,000 and $54,000, respectively, for all options granted, net of estimated forfeitures.  Cash received from options exercised totaled $383,000 and $786,000 for the thirty-nine weeks ended November 3, 2007 and October 28, 2006, respectively, and $34,000 and $47,000 for the thirteen weeks ended November 3, 2007 and October 28, 2006, respectively.

The Company recognized $379,000 and $247,000 in compensation expense for option grants for the quarters ended November 3, 2007 and October 28, 2006, respectively.  For the first thirty-nine weeks of the year, such expense totaled $690,000 and $662,000 in fiscal 2007 and fiscal 2006, respectively.

As of November 3, 2007, the total compensation cost related to nonvested stock option grants that will be incurred in future periods amounts to $1,623,000.  The weighted-average period over which this amount is expected to be recognized is 24 months.  The Company’s stock option plan allows the Company to issue new shares from shares authorized for issuance or repurchase shares on the open market to satisfy employee stock option exercises.  The Company does not currently plan to repurchase shares.

The Company’s Incentive Plan allows for grants of nonvested stock having a fixed number of shares.  On March 26, 2007, the Company issued its initial grant of shares of nonvested stock to key employees and directors.  Shares granted to employees vest in equal installments over four years from the date of grant.  Shares issued to directors vest one year from the date of grant.  The Company records compensation expense on a straight line basis over the requisite service period of the stock recipients which is equal to the vesting period of the stock.  Total compensation cost is calculated based on the fair market value of the shares on the date of grant times the number of shares granted.  In accordance with the provisions of SFAS No. 123R, the fair market value of the shares is equal to the closing market price on the date of grant.   Using an estimated forfeiture rate equal to 8.5%, the Company expects to recognize $1,745,000 in compensation expense from the grants of nonvested stock over the requisite service period.  Accordingly, $398,000 in compensation expense arising from nonvested stock grants was recognized during the thirty-nine weeks ended November 3, 2007, including $164,000 in the third quarter.

A summary of activity related to nonvested share awards during the thirty-nine week period ended November 3, 2007 is as follows:

	Nonvested Shares	Wtd Avg Grant Date Fair Value

Outstanding at beginning of year	—	$—
Granted	62,774	43.52
Forfeited	(3,409)	43.57
Outstanding at November 3, 2007	59,365	$43.52

4. Earnings per Share

Basic earnings per share is based on the weighted average number of common shares outstanding.  Diluted earnings per share is based on the weighted average number of common shares outstanding plus the incremental shares that would have been outstanding upon the assumed exercise of all dilutive stock options and unvested stock.  During loss periods, diluted earnings per share is based on the weighted average number of common shares outstanding.

The following table is a reconciliation of the number of average common shares outstanding used to calculate basic earnings per share to the number of common shares and common share equivalents outstanding used in calculating diluted earnings per share for the thirteen weeks and the thirty-nine weeks ended November 3, 2007 and October 28, 2006:

	Thirty-nine Weeks Ended
	November 3, 2007	October 28, 2006
Weighted average number of common shares outstanding	13,917,271	13,515,645
Incremental shares from assumed exercises of stock options	317,745	516,088
Weighted average number of common shares and common stock equivalents outstanding	14,235,016	14,031,733

	Thirteen Weeks Ended
	November 3, 2007	October 28, 2006
Weighted average number of common shares outstanding	14,022,549	13,583,263
Incremental shares from assumed exercises of stock options	—	499,371
Weighted average number of common shares and common stock equivalents outstanding	14,022,549	14,082,634

According to SFAS No. 128, Earnings per Share, the dilutive effect of stock-based compensation arrangements is determined using the treasury stock method.   This method assumes that the proceeds the Company receives from the exercise of stock options and nonvested stock are used to repurchase common shares in the market.  The adoption of SFAS No. 123R, Share-Based Payment, requires the Company to include as assumed proceeds the amount of stock-based compensation cost attributed to future services and not yet recognized, and the amount of tax benefits (both deferred and current), if any, that would be credited to additional paid-in capital assuming exercise of the options and vesting of nonvested stock.  For the thirty-nine weeks ended November 3, 2007 and October 28, 2006, there were 76,500 and 75,800 options outstanding, respectively, to purchase shares of common stock excluded from the calculation of diluted earnings per share because of antidilution.  For the thirty-nine weeks ended November 3, 2007 and October 28, 2006, there were no shares of nonvested stock included in the calculation of diluted earnings per share because of antidilution.

5. Marketable Securities

Marketable securities consist of highly liquid, auction rate municipal securities of at least grade AA by Standard and Poor’s or Aa by Moody’s.  While the underlying security has a long-term nominal maturity, the interest rate is periodically reset through “Dutch Auctions” typically every seven to forty-nine days.  As of November 3, 2007, all auction rate securities held by the Company were purchased with reset periods of 35 days.  The Company has the opportunity to sell its investment during such periodic auctions subject to the availability of buyers.  Since these auction rate securities are priced and subsequently trade at short-term intervals, they are classified as current assets.

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

6. Revolving Lines of Credit

In September 2003, the Company entered into an annual unsecured revolving line of credit with Bank of America that expired on June 26, 2007. This facility was renewed for a period of one year, expiring June 30, 2008.  The line of credit provides for aggregate cash borrowings up to $3,000,000. Borrowings under the credit agreement bear interest at the London Interbank Offered Rate (“LIBOR”) plus 2.00%. At November 3, 2007, there were no outstanding borrowings on the unsecured revolving line of credit.

7. Commitments and Contingencies

Legal

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

Construction

The Company has executed various agreements with a construction company and certain other providers of services and equipment, which commit the Company to the expansion of its distribution center in Darlington, South Carolina and the later implementation of a new warehouse management system.  The distribution center is expected to be substantially completed in the spring of 2008, while implementation of the new warehouse management system is anticipated in the last half of 2008.  The aggregate cost of these projects is presently expected to range from $14 million to $15 million.  Through November 3, 2007, approximately $2.3 million of the cost of the projects has been paid.

8. Shelf Registration Statement

On April 5, 2007, the Company filed a shelf registration statement on Form S-3, which registration statement was amended on May 9, 2007, to cover the offer and sale, from time to time of up to 3,000,000 shares of the Company’s common stock, by Hampshire Equity Partners II, L.P. and its affiliates and up to an additional 300,000 shares of the Company’s common stock by other possible selling stockholders consisting of certain officers and directors and other stockholders of the Company.  The registration statement was filed pursuant to the terms of a registration rights agreement between Hampshire Equity Partners II, L.P. and the Company.  On June 18, 2007, the Company closed an underwritten offering of 2,455,250 shares of the Company’s common stock, by certain stockholders at a public offering price of $37.92 per share, pursuant to the shelf registration statement.  The Company did not receive any proceeds from the offering.  On September 18, 2007, the Company filed a shelf registration statement on Form S-3, which registration statement was amended on October 9, 2007, to cover the resale, from time to time, of up to 4,048,868 shares of the Company’s common stock, by Hampshire Equity Partners II, L.P. and its affiliates.  Such shares include those from the earlier registration that remain unsold.  The registration statement was filed pursuant to the terms of a registration rights agreement between Hampshire Equity Partners II, L.P. and the Company. The selling stockholders may sell any, all or none of their respective shares from time to time in one or more transactions.  The Company will not receive any proceeds from the sale of these shares.

9. Adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes

On February 4, 2007, the Company adopted the provisions of FASB interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  FIN 48 requires that each tax position be reviewed and assessed with recognition and measurement of the tax benefit based on a “more-likely-than-not” standard with respect to the ultimate outcome, regardless of whether this assessment is favorable or unfavorable.  The Company has completed its review and assessment of all tax positions and in the thirty-nine weeks ended November 3, 2007 recorded a net benefit to retained earnings and a decrease to current liabilities of $301,000 in accordance with the new accounting guidance.

The Company files income tax returns in U.S. Federal and state jurisdictions and is subject to examinations by the IRS and other taxing authorities.  At November 3, 2007, there are no benefits taken on the Company’s income tax returns that do not qualify for financial statement recognition under FIN 48.

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

10. Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and requires additional disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value and does not change existing guidance as to whether or not an instrument is carried at fair value. The provisions of SFAS No. 157 are effective for the specified fair value measures for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, that the adoption of SFAS No. 157 will have on the Company’s financial statements.

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

The factors that may result in actual results differing from such forward-looking information include, but are not limited to: transportation and distribution delays or interruptions; changes in freight rates; the Company’s ability to negotiate effectively the cost and purchase of merchandise; inventory risks due to shifts in market demand; the Company’s ability to gauge fashion trends and changing consumer preferences; changes in consumer spending on apparel; changes in product mix; interruptions in suppliers’ businesses; interest rate fluctuations; a continued rise in insurance costs; a deterioration in general economic conditions caused by acts of war or terrorism; temporary changes in demand due to weather patterns; seasonality of the Company’s business; delays associated with building, opening and operating new stores; delays associated with building, opening, expanding or converting new or existing distribution centers; and other factors described in the section titled “Item 1A. Risk Factors” and elsewhere in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007 and in Part II, “Item 1A. Risk Factors” and elsewhere in the Company’s Quarterly Report on Form 10-Q and in the other documents the Company files with the Securities and Exchange Commission (“SEC”), including other reports on Form 8-K and 10-Q, and any amendments thereto.

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

Overview

The Company is a rapidly growing, value-priced retailer of urban fashion apparel and accessories for the entire family. The Company’s merchandise offerings are designed to appeal to the preferences of fashion conscious consumers, particularly African-Americans. Stores are located in the Southeast, Mid-Atlantic and Midwest regions and the state of Texas. At November 3, 2007, there were 306 stores in operation in both urban and rural markets in eighteen states.

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

Thirty-Nine Weeks Ended November 3, 2007 and October 28, 2006

Net Sales.  Net sales increased $47.8 million, or 18.7%, to $302.9 million in the thirty-nine weeks ended November 3, 2007 from $255.1 million in the thirty-nine weeks ended October 28, 2006.  The increase in net sales was due primarily to 40 new stores opened since last year’s third quarter, 31 new stores opened in the first three quarters of 2006 for which there was not a full thirty-nine weeks of sales in 2006, and a comparable store sales increase of 0.7% on a fiscal basis.  Comparable stores include locations that have been relocated or expanded.  There have been 12 stores relocated or expanded in the thirty-nine weeks ended November 3, 2007 and 7 stores relocated or expanded in fiscal 2006, all of which have impacted comparable store sales.  Sales in these comparable relocated and expanded stores increased 18.0% in the thirty-nine weeks ended November 3, 2007, whiles sales in all other comparable stores decreased 0.9%.  Sales in each period of 2007 are affected by the calendar shift caused by the last fiscal year having 53 weeks.  Each period in 2007 begins and ends one week later than the same period of 2006, which can have a significant impact on sales comparisons if those two beginning and ending weeks of the period have different levels of sales volume.  In the first thirty-nine weeks of 2007, sales in comparable stores for comparable calendar weeks increased 1.9% due to an increase in the average transaction size, partially offset by a slight decrease in the number of customer transactions.  Comparable store sales changes by major merchandise class were as follows in the first thirty-nine weeks of 2007:  Children’s +5%; Home +3%; Women’s +1%; Accessories 0% and Men’s 0%.

The new stores opened in 2006 and 2007, which are not yet included in comparable store sales, accounted for $46.1 million of the total increase in sales, while the sales increase in the 235 comparable stores contributed $1.7 million.

Gross Profit.  Gross profit increased $13.8 million, or 14.2%, to $111.3 million in the first thirty-nine weeks of 2007 from $97.5 million last year.  The increase in gross profit is a result of the increase in sales, partially offset by a reduction in the gross margin.  As a percentage of net sales, gross profit decreased to 36.7% from 38.2% in last year’s first three quarters, due to a 150 basis points increase in merchandise markdowns as a percent of sales.  Most of this increase in markdowns occurred in the third quarter due to negative comparable store sales during the months of September and October.  These two months are critical in terms of clearing Spring/Summer merchandise and preparing for the upcoming Fall/Winter/Holiday season.  With comparable store sales being negative during those months, higher clearance markdowns were necessary.  Inventory shrinkage was approximately 40 basis points higher year-over-year during the first thirty-nine weeks of 2007; however, this was offset by a slightly higher initial merchandise mark-up and slightly lower freight costs.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $18.4 million, or 24.2%, to $94.6 million in the first thirty-nine weeks of 2007 from $76.2 million last year.  The increase in these expenses was due primarily to additional store level, distribution and corporate costs arising from the opening of 40 new stores since October 28, 2006, and approximately $600,000 of expenses related to a secondary stock offering and stock registration.  As a percentage of sales, selling, general and administrative expenses increased in the first thirty-nine weeks of 2007 to 31.2% from 29.9% last year, due primarily to the deleveraging effect that occurs on expenses as a percentage of sales when comparable store sales increase at a rate, 0.7%, that is lower than the rate of inflation on expenses.  In particular, occupancy expenses as a percentage of sales were up 60 basis points and payroll was up 50 basis points.  Additionally, the stock offering and registration expenses amounted to 20 basis points of sales.

Depreciation and Amortization.  Depreciation and amortization expense increased $3.1 million, or 52.9%, to $9.1 million in the first thirty-nine weeks of 2007 from $6.0 million in the first thirty-nine weeks of 2006, as the result of capital expenditures incurred for new and relocated/expanded stores and for new scanning technology used in the stores.

Interest Income.  Interest income increased to $1.7 million from $1.4 million in last year’s first thirty-nine weeks, due primarily to having a higher level of cash and marketable securities this year as a result of cash flows since October 28, 2006.

Interest Expense.  Interest expense increased to $372,000 in the first thirty-nine weeks of 2007 from $168,000 last year due to the addition of a $4.8 million capital equipment lease in 2006.

Provision for Income Taxes.  The provision for income taxes decreased to $3.1 million in this year’s first thirty-nine weeks from $5.6 million in 2006.  The effective income tax rate in the first thirty-nine weeks of 2007 was 34.9% compared to 34.0% last year.  In 2007, taxable income is expected to be taxed for federal purposes at a rate of approximately 35% versus the 34% rate used in 2006, because the significant tax deductions for stock option exercises realized in 2006 are not expected to occur in 2007 at the same level as last year.  The Company’s effective tax rate tends to be below the combined statutory federal and state rate due to tax-exempt interest income and various tax credits.

Net Income.  Net income decreased 46.8% to $5.8 million in the first thirty-nine weeks of 2007 from $11.0 million last year due to the factors discussed above.

Thirteen Weeks Ended November 3, 2007 and October 28, 2006

Net Sales.  Net sales increased $12.4 million, or 14.2%, to $99.5 million for the thirteen weeks ended November 3, 2007 from $87.1 million in the thirteen weeks ended October 28, 2006.  The increase in net sales was due primarily to 40 new stores opened since last year’s third quarter, net of the effect of a comparable store sales decrease of 2.7% on a fiscal quarter basis, which consisted of a decline in customer transactions, partially offset by a slight increase in the average transaction size.  Comparable stores include locations that have been relocated or expanded.  There have been 12 stores relocated or expanded in the thirty-nine weeks ended November 3, 2007 and 7 stores relocated or expanded in fiscal 2006, all of which have impacted comparable store sales.  Sales in these comparable relocated and expanded stores increased 24.3% in the thirteen weeks ended November 3, 2007, while sales in all other comparable stores decreased 5.2%.  Sales in each quarter of 2007 are affected by the calendar shift caused by last year having 53 weeks.  Each quarter in 2007 begins and ends one week later than the same quarter of 2006, which can have a significant impact on quarterly sales comparisons if those two beginning and ending weeks of the quarter have different levels of sales volume.  In the third quarter of 2007, sales in comparable stores for comparable calendar weeks increased 1.9%.  Comparable store sales changes by major merchandise class were as follows in the third quarter of 2007:  Women’s +2%; Children’s +6%; Home +1%; Men’s +1% and Accessories -2%.

The new stores opened in 2006 and 2007, which are not yet included in comparable store sales, accounted for $14.5 million of the total increase in sales, while the sales decrease in the 235 comparable stores totaled $2.1 million.

Gross Profit.  Gross profit increased $1.5 million, or 4.7%, to $34.5 million in the third quarter of 2007 from $33.0 million in last year’s third quarter.  The increase in gross profit is a result of the increase in sales, partially offset by a reduction in the gross margin.  As a percentage of net sales, gross profit decreased to 34.7% from 37.8% in the third quarter of 2006.  This decrease was primarily a result of a 380 basis point increase in merchandise markdowns as a percentage of sales, partially offset by slight improvements in the initial merchandise mark-up and freight costs.  The higher markdowns were caused by negative comparable store sales during the months of September and October.  These two months are critical in terms of clearing Spring/Summer merchandise and preparing for the upcoming Fall/Winter/Holiday season.  With comparable store sales being negative during those months, higher clearance markdowns were necessary.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $5.3 million, or 19.5%, to $32.5 million in the third quarter of 2007 from $27.2 million in last year’s third quarter.  The increase in these expenses was due primarily to additional store level, distribution and corporate costs arising from the opening of 40 new stores since October 28, 2006.  As a percentage of sales, selling, general and administrative expenses increased in the third quarter of 2007 to 32.6% from 31.2% last year, due to the deleveraging effect that occurs on expenses as a percentage of sales when comparable store sales decrease 2.7%, while expenses continue to increase as a result of normal inflationary pressures.  In particular, occupancy expenses as a percentage of sales were up 80 basis points and payroll was up 40 basis points.

Depreciation and Amortization.  Depreciation and amortization expense increased $1.2 million, or 59.3%, to $3.3 million in the third quarter of 2007 from $2.1 million in the third quarter of 2006, as the result of capital expenditures incurred for new and relocated/expanded stores and for new scanning technology used in the stores.

Interest Income.  Interest income increased to $521,000 in the third quarter of 2007 from $476,000 in the third quarter of 2006, due primarily to having a higher level of cash and marketable securities this year as a result of cash flows since October 28, 2006.

Interest Expense.  Interest expense increased to $107,000 in the third quarter of 2007 from $90,000 in the third quarter of 2006 due to the addition of a $4.8 million capital equipment lease during the third quarter of 2006.

Provision (Benefit) for Income Taxes. Due to a loss in this year’s third quarter, the Company recognized an income tax benefit of $277,000, whereas the third quarter of 2006 included an income tax provision of $1,337,000.  The effective income tax rate in the third quarter of 2007 was 35.0% compared to 32.2% last year.  In 2007, taxable income is expected to be taxed for federal purposes at a rate of approximately 35% versus the 34% rate used in 2006, because the significant tax deductions for stock option exercises realized in 2006 are not expected to occur in 2007 at the same level as last year.  The Company’s effective tax rate tends to be below the combined statutory federal and state rate due to tax-exempt interest income and various tax credits.

Net Income (Loss).  A net loss of $513,000 was recognized in the third quarter of 2007 compared to net income of $2,809,000 in last year’s third quarter due to the factors discussed above.

Liquidity and Capital Resources

Current Financial Condition. As of November 3, 2007, the Company had total cash and marketable securities of $52.4 million compared with total cash and marketable securities of $77.7 million at February 3, 2007. The most significant factors in the change in the Company’s net liquidity position during the first thirty-nine weeks of 2007 were the seasonal build of inventory associated with the Fall/Winter selling season and the addition of inventory and fixed assets for new stores, partially offset by net income adjusted for depreciation and other non-cash charges.  Accounts payable did not increase as would typically be the case when inventory increases, because inventory turns slowed down, particularly in the last two months of the third quarter when comparable store sales were negative.  The decline in inventory turns caused the Company to take more merchandise markdowns, as discussed in the Gross Profit section above, and slow down purchases in the third quarter, which resulted in less accounts payable as of November 3, 2007.

Inventory represented approximately 46% of the Company’s total assets as of November 3, 2007. Management’s ability to manage its inventory can have a significant impact on the Company’s cash flows from operations during a given interim period or fiscal year. In addition, inventory purchases can be somewhat seasonal in nature, such as the purchase of warm-weather, back-to-school or Christmas-related merchandise.

Operating Cash Flows. Net cash used in operating activities was $9.2 million in the thirty-nine weeks ended November 3, 2007 compared to $6.9 million in the thirty-nine weeks ended October 28, 2006. The main sources of cash provided during the thirty-nine weeks ended November 3, 2007 were $13.5 million of net income adjusted for depreciation and other non-cash charges.  The main uses of cash consisted of the increase in inventory of $20.5 million.

Investing Cash Flows. Net cash provided by investing activities was $4.0 million in the thirty-nine weeks ended November 3, 2007, compared to net cash used in investing activities of $5.2 million in the thirty-nine weeks ended October 28, 2006.  Investment activities in marketable securities include net redemptions of $22.2 million of municipal auction rate securities primarily for use in the purchase of inventory. Capital expenditure activities consisted of $18.2 million used for the purchase of property and equipment for the build out of 29 new stores, 12 store relocations/expansions, the purchase of one of the Company’s distribution center/office building locations that had previously been leased, the start-up of construction work on the expansion of the Darlington, South Carolina distribution center, and other general corporate purposes.  Capital expenditures during fiscal 2007 are projected to be approximately $32 million to $34 million. The Company anticipates funding its fiscal 2007 and longer term capital requirements with cash flows from operations and cash and marketable securities held on the balance sheet.

Financing Cash Flows. Net cash provided by financing activities was $2.2 million in the thirty-nine weeks ended November 3, 2007 and $8.7 million in the thirty-nine weeks ended October 28, 2006. Financing activities in the thirty-nine weeks ended November 3, 2007 included the tax benefit from stock option exercises of $3.2 million, the receipt of $382,000 from options exercised, and scheduled repayments of $1.4 million on outstanding capital leases.

Cash Requirements

The Company’s cash requirements are primarily for working capital, construction of new stores, remodeling of existing stores, improvements to its distribution infrastructure and improvements to its information systems.  The Company is in the process of expanding its distribution center in Darlington, South Carolina and implementing a new warehouse management system.  The aggregate cost of these projects is expected to range from $14 million to $15 million, of which approximately $2.3 million has been paid through November 3, 2007.  Historically, the Company has met its cash requirements from cash flow from operations, short-term trade credit, borrowings under the revolving lines of credit, long-term debt, capital leases and cash held on the balance sheet. The Company expects to be able to meet its cash requirements for at least the next twelve months using cash flow from operations and existing cash balances.

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

Stock-Based Compensation

The Company adopted SFAS No. 123 (revised 2004) Share-Based Payment (“SFAS No. 123R”) at the start of the first quarter of fiscal 2006.  SFAS No. 123R requires the measurement and recognition of compensation expense for all stock-based awards made to employees based on estimated fair value of the award.  The determination of the fair value of the Company’s stock options on the date of grant using an option-price model is affected by the stock price as well as assumptions regarding a number of complex and subjective variables.  These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The fair values of options issued pursuant to the stock based compensation plans at each grant date were estimated using the Black-Scholes Merton option pricing model.  Total stock-based compensation costs related to nonvested shares is calculated based on the fair market value of the shares on the date of grant times the number of shares granted.  The compensation expense is recorded on a straight line basis over the requisite service period of the stock recipients which is equal to the vesting period of the stock.  If factors change and the Company employs different assumptions in the application of SFAS No. 123R in future periods, the compensation expense recorded under SFAS No. 123R may differ significantly from the amount recorded in the current period.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The market risk of the Company’s financial instruments as of November 3, 2007 has not significantly changed since February 3, 2007.  The Company’s risk profile as of February 3, 2007 is disclosed in Quantitative and Qualitative Disclosures About Market Risk included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

Item 4. Controls and Procedures.

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of November 3, 2007 pursuant to Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that the Company’s disclosure controls and procedures are effective in ensuring that all information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in internal controls over financial reporting during the fiscal quarter ended November 3, 2007 identified in connection with the Chief Executive Officer’s and Chief Financial Officer’s evaluation that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Date: December 11, 2007

	By:	/s/ Bruce D. Smith
	Name:	Bruce D. Smith
	Title:	Secretary and Chief Financial Officer