Form 10-K
period 2008-02-02
Citi Trends Inc
filed 2008-04-16
CIK 1318484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended February 2, 2008

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                to

Commission File Number: 000-51315

CITI TRENDS, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-2150697
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

104 Coleman Boulevard, Savannah, Georgia	31408
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code   (912) 236-1561

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 Par Value	NASDAQ Stock Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $326,542,472 at August 3, 2007.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: Common Stock, par value $.01 per share, 14,087,491 shares outstanding as of March 31, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information from the registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year covered by this Annual Report on Form 10-K, with respect to the Annual Meeting of Stockholders to be held on May 28, 2008.

FORM 10-K REPORT INDEX

Table of Contents

10-K Part and Item No.

PART I

Some statements in, or incorporated by reference into, this Annual Report on Form 10-K (this “Report”) of Citi Trends, Inc. (“we”, “us”, or the “Company”) may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than historical facts contained in this report, including statements regarding our future financial position, business policy and plans and objectives and expectations of management for future operations, are forward-looking statements. The words “believe,” “may,” “could,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan,” “project” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events, including, among other things: implementation of our growth strategy; our ability to anticipate and respond to fashion trends; competition in our markets; consumer spending patterns; actions of our competitors or anchor tenants in the strip shopping centers where our stores are located; and anticipated fluctuations in our operating results.

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

Information is provided herein with respect to our operations related to our fiscal years ended on February 2, 2008 (“fiscal 2007”), February 3, 2007 (“fiscal 2006”) and January 28, 2006 (“fiscal 2005”).

ITEM 1.          BUSINESS

Overview and History

We are a rapidly growing, value-priced retailer of urban fashion apparel and accessories for the entire family. We offer quality, branded products from nationally recognized brands, as well as private label products and a limited assortment of home décor items. Our merchandise offerings are designed to appeal to the preferences of fashion conscious consumers, particularly African-Americans. We believe that we provide merchandise at compelling values. Our goal is to provide nationally recognized branded merchandise at 20% to 60% discounts to department and specialty stores’ regular prices. Our stores average approximately 9,900 square feet of selling space and are typically located in neighborhood shopping centers that are convenient to low- to moderate-income customers. Originally our stores were located in the Southeast, and in recent years were expanded into the Mid-Atlantic and Midwest regions as well as the state of Texas. In fiscal 2007 we opened 42 new stores and entered the states of Illinois, Michigan, Oklahoma and Wisconsin.  As of February 2, 2008, we operated 319 stores in both urban and rural markets in 20 states.

Our predecessor, Allied Department Stores, was founded in 1946 and grew into a chain of family apparel stores operating in the Southeast. In 1999, the Company’s chain of stores, then consisting of 85 stores throughout the Southeast, was acquired by Hampshire Equity Partners II, L.P., a private equity firm. Following the acquisition by Hampshire Equity Partners II, L.P., management implemented several strategies to refocus us on the growing urban market and improve our operating and financial performance. After the successful implementation of these strategies and the successful growth of our chain from 85 stores to 212 stores, we completed an initial public offering of our common stock on May 18, 2005.

Our executive offices are located at 104 Coleman Boulevard, Savannah, Georgia 31408 and our telephone number is (912) 236-1561. Our Internet address is http://www.cititrends.com. The reference to our web site address in this report does not constitute the incorporation by reference of the information contained at the web site in this report. We make available, free of charge through publication on our web site, copies of our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we have filed such materials with, or furnished such materials to, the SEC. In addition, you may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or on the SEC’s web site at http://www.sec.gov, and you may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

Superior Value Proposition. As a value-priced retailer, we seek to offer top quality, fashionable merchandise at compelling prices. We seek to provide nationally recognized brands at 20% to 60% discounts to department and specialty stores’ regular prices. We also offer products under our proprietary brands such as “Citi Steps™,” “Diva Blue™,” “Red Ape™,” and “Urban Sophistication™.” These private labels enable us to expand our product selection, offer fashion merchandise at lower prices and enhance our product offerings.

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

Strong and Flexible Sourcing Relationships. We maintain strong sourcing relationships with a large group of suppliers. We have purchased merchandise from more than 1,200 vendors in the past 12 months. Purchasing is controlled by a 25-plus member buying team located at our Savannah, Georgia headquarters and our buying offices in Los Angeles, California and New York, New York, that has on average more than 20 years of retail experience. We purchase merchandise through planned programs with vendors at reduced prices and opportunistically through close-outs, with the majority of our merchandise purchased for the current season and a limited quantity held for sale in future seasons. To foster vendor relationships, we pay vendors promptly and do not ask for typical retail concessions such as promotional and markdown allowances or delivery concessions such as drop shipments to stores.

Attractive Fashion Presentation and Store Environment. We seek to provide a fashion-focused shopping environment that is similar to a specialty apparel retailer, rather than a typical off-price store. Products from nationally recognized brands are prominently displayed by brand, rather than by size, on dedicated, four-way fixtures featuring multiple sizes and styles. The remaining merchandise is arranged on hanging racks. The stores are carpeted and well-lit, with most featuring a sound system that plays urban adult and urban contemporary music throughout the store. Nearly all of our stores have either been opened or remodeled in the past eight years.

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

Product Merchandising and Pricing

Products. Our merchandising policy is to offer high quality, branded products at attractive prices for the entire value-conscious family. We seek to maintain a diverse assortment of first quality, in-season merchandise that appeals to the distinctive tastes and preferences of our core customers. Approximately 47% of our net sales are represented by nationally recognized brands that we purchase from approximately 30 to 50 vendors. We also offer a wide variety of products from less recognized brands and a lesser amount representing private label products under our proprietary brands such as  “Citi Steps™,” “Diva Blue™,” “Red Ape™,” and “Urban Sophistication™.” Our private label products enable us to expand product selection, offer merchandise at lower prices and enhance our product offerings.

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

The following table sets forth the merchandise assortment by classification as a percentage of net sales for fiscal 2007, fiscal 2006 and fiscal 2005.

	Percentage of Net Sales
	2007	2006	2005
Women’s	35%	36%	38%
Children’s	27%	26%	25%
Men’s	22%	22%	22%
Accessories	14%	14%	13%
Home décor	2%	2%	2%

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

Sourcing and Allocation

The merchandising department oversees the sourcing and allocation of merchandise to our stores, which allows us to utilize volume purchase discounts and maintain control over our inventory. We source our merchandise from over 1,200 vendors, consisting of domestic manufacturers and importers. Our Chief Merchandising Officer supervises a planning and allocation team consisting of nearly 30 associates, as well as a buying team, which is comprised of three merchandise managers and approximately 25 buyers.

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

We accept payment from our customers for merchandise at time of sale. Payments are made to us by cash, check, Visa™ or Mastercard™. We do not extend credit terms to our customers.

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

Store Operations

Store Format. The average selling space of our existing 319 stores is approximately 9,900 square feet, which allows us the space and flexibility to departmentalize our stores and provide directed traffic patterns. We arrange our stores in a racetrack format with women’s sportswear, our most attractive and fashion current merchandise, in the center of each store and complementary categories adjacent to those items. Men’s and boy’s apparel is displayed on one side of the store, while dresses, footwear and accessories are displayed on the other side. Merchandise for infants, toddlers and girls is displayed along the back of the store. Impulse items, such as jewelry and sunglasses, are featured near the checkout area. Products from nationally recognized brands are prominently displayed on four-way racks at the front of each department. The remaining merchandise is displayed on hanging racks and occasionally on table displays. Large hanging signs identify each category location. The unobstructed floor plan allows the customer to see virtually all of the different product areas from the store entrance and provides us the flexibility to easily expand and contract departments in response to consumer demand, seasonality and merchandise availability. Virtually all of our inventory is displayed on the selling floor. Prices are clearly marked and often have the comparative retail-selling price noted on the price tag.

Store Management. Store operations are managed by our Senior Vice President of Store Operations, four regional managers and 38 district managers, each of whom typically manages five to twelve stores. The typical store is staffed with a store manager, two or three assistant managers and seven to eight part-time sales associates, all of whom rotate work days on a shift basis. District managers and store managers participate in a bonus program based on achieving predetermined levels of sales and profits. The district managers also participate in bonus programs based on achieving targeted payroll costs. Regional managers participate in a bonus program based on a rollup of the district managers’ bonuses. The assistant managers and sales associates are compensated on an hourly basis with incentives. Moreover, we recognize individual performance through internal promotions and provide extensive opportunities for advancement, particularly given our rapid growth.

We place significant emphasis on loss prevention in order to control inventory shrinkage. Initiatives include electronic tags on most of our products, training and education of store personnel on loss prevention issues, digital video camera systems, alarm systems and motion detectors in the stores. In a few stores, we recently began using an outside service to visually monitor the stores throughout the day using sophisticated camera systems. We also capture extensive point-of-sale data and maintain systems that monitor returns, voids and employee sales, and produce trend and exception reports to assist in identifying shrinkage issues. We have a centralized loss prevention team that focuses exclusively on implementation of these initiatives and specifically on stores that have experienced above average levels of shrinkage. We also maintain an independent, third party administered, toll-free line for reporting shrinkage concerns and any other employee concerns.

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

Distribution

All merchandise sold in our stores is shipped directly from our distribution centers in Savannah, Georgia and Darlington, South Carolina. We generally ship merchandise from our distribution centers to our stores daily, utilizing United Parcel Service, Inc. and FedEx Corporation. In addition to the distribution center in Savannah, we have a small merchandise storage facility that is attached to our corporate offices.  The Savannah facilities have a combined square footage of approximately 240,000, including approximately 55,000 square feet of office space. The Darlington facility has approximately 286,000 square feet. To support our continued growth, we are nearing completion of an expansion to the Darlington distribution center which will add approximately 264,000 square feet to the facility. We expect this expansion to support our growth plans through 2010.

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

Growth Strategy

Our growth strategy is to open stores in new and existing markets, as well as to increase sales in existing stores. Adding stores in the markets we currently serve often enables us to benefit from enhanced name recognition and achieves advertising and operating synergies. In fiscal 2005, we opened 36 new stores and entered the Cincinnati, Ohio; Dallas, Texas; Louisville, Kentucky; and Miami, Florida markets.  In fiscal 2006, we opened 42 new stores and entered the Indianapolis, Indiana; Dayton, greater-Cleveland, Akron, Ohio; and St Louis, Missouri markets. In fiscal 2007, we opened 42 new stores and entered the Tulsa, Oklahoma; Detroit, Michigan; Chicago, Illinois; and Milwaukee, Wisconsin markets. We expect to open approximately 40 new stores in fiscal 2008. Approximately 90% of the new stores we intend to open in fiscal 2008 will be located in states in which we are currently located.

Competition

The markets we serve are highly competitive. The principal methods of competition in the retail business are fashion, assortment, pricing and presentation. We believe we have a competitive advantage in our offering of fashionable brands at everyday low prices. We compete against a diverse group of retailers including national off-price retailers, mass merchants, smaller specialty retailers and dollar stores. The off-price retail companies with which we compete include TJX Companies, Inc. (“TJX Companies”), Burlington Coat Factory Warehouse Corp.™ (“Burlington Coat Factory”) and Ross Stores, Inc.™ (“Ross Stores”). In particular, TJX Companies’ A.J. Wright stores target moderate income consumers and Ross Stores has a similar concept targeting lower income consumers, called dd’s DISCOUNTS. We believe our strategy of appealing to African-American consumers and offering urban apparel products allows us to compete successfully with these retailers. We also believe we offer a more inviting store format than the off-price retailers, including our use of carpeted floors and more prominently displayed brands. We also compete with a group of smaller specialty retailers that only sell women’s products, such as Rainbow, Dots™, Fashion Cents™, It’s Fashions! and Simply Fashions™. Our mass merchant competitors include Wal-Mart and Kmart. These chains do not focus on fashion apparel and, within their apparel offering, lack the urban focus that we believe differentiates our offering and appeals to our core customers. Similarly, while some of the dollar store chains offer apparel, they typically offer a more limited selection focused on basic apparel needs. As a result, we believe there is significant demand for a value retailer that addresses the market of low- to moderate-income consumers generally and, particularly, African-American and other minority consumers who seek value-priced, urban fashion apparel and accessories. See Item 1A Risk Factors in this Report for additional information.

Intellectual Property

We regard our trademarks and service marks as having significant value and as being important to our marketing efforts. We have registered the “Citi Trends” trademark with the U.S. Patent and Trademark Office on the Principal Register as both a trademark for retail department store services and as a trademark for clothing. We have also registered the following trademarks with the U.S. Patent and Trademark Office on the Principal Register: “Citi Club,” “Citi Express,” “Citi Knights,” “Citi Nite,” “Citi Steps,” “Citi Trends Fashion for Less,” “Citi Women,” “CT Sport,” “Diva Blue,” “Lil Citi Man,” “Lil Ms Hollywood,” “Univer Soul,” “Urban Sophistication,” “Red Ape™,”  and “Vintage Harlem.” Our policy is to pursue registration of our marks and to oppose vigorously infringement of our marks.

Employees

As of February 2, 2008, we had approximately 1,600 full-time and approximately 1,900 part-time employees. Of these employees, approximately 3,000 are employed in our stores and the remainder are employed in our distribution centers and corporate offices. We are not a party to any collective bargaining agreements, and none of our employees is represented by a labor union. We believe our relations with our employees are good.

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

Our success depends on our ability to anticipate, identify and respond rapidly to changes in consumers’ fashion tastes, and our failure to adequately evaluate fashion trends could have a material adverse effect on our business, financial condition and results of operations.

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

The retail apparel market is highly competitive with few barriers to entry. We compete against a diverse group of retailers, including national off-price apparel chains such as TJX Companies, Burlington Coat Factory, and Ross Stores; mass merchants such as Wal-Mart and Kmart; smaller discount retail chains that only sell women’s products, such as Rainbow, Dots™, Fashion Cents™, It’s Fashions!, and Simply Fashions™; and general merchandise discount stores and dollar stores, which offer a variety of products, including apparel, for the value-conscious consumer. We also compete against local off-price and specialty retail stores, regional retail chains, traditional department stores, web-based retail stores and other direct retailers.

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

The retail industry periodically has experienced consolidation and other ownership changes. In the future, other United States or foreign retailers may consolidate, undergo restructurings or reorganizations, or realign their affiliations. Any of these developments could result in our competitors increasing their buying power or market visibility. These developments may cause us to lose market share and could have a material adverse effect on our sales and results of operations.

We could experience a reduction in sales and cash flows if we are unable to fulfill our current and future merchandising needs.

We depend on our suppliers for the continued availability and satisfactory quality of our merchandise. Most of our suppliers could discontinue selling to us at any time. Additionally, if the manufacturers or other owners of brands or trademarks terminate the license agreements under which some of our suppliers sell our products, we may be unable to obtain replacement merchandise of comparable fashion appeal or quality, in the same quantities or at the same prices. If we lose the services of one or more of our significant suppliers or one or more of them fail to meet our merchandising needs, we may be unable to obtain replacement merchandise in a timely manner. If our existing suppliers cannot meet our increased needs and we cannot locate alternative supply sources, we may be unable to obtain sufficient quantities of the most popular items of the nationally recognized brands at attractive prices, which could negatively impact our sales and results of operations.

As an apparel retailer, we rely on numerous third parties in the supply chain to produce and deliver the products that we sell, and our business may be negatively impacted by their failure to comply with applicable law.

We rely on numerous third parties to supply the products that we sell. Violations of law by our importers, manufacturers or distributors could result in delays in shipments and receipt of goods, thus causing our revenues to decline. Further, we are susceptible to the receipt of counterfeit brands or unlicensed goods. We could incur liability with manufacturers or other owners of the brands or trademarked products if we inadvertently receive and sell counterfeit brands or unlicensed goods and, therefore, it is important that we establish relationships with reputable vendors to prevent the possibility that we inadvertently receive counterfeit brands or unlicensed goods. Although we have a quality assurance team to check merchandise in an effort to assure that we purchase only authentic brands and licensed goods and are careful in selecting our vendors, we may receive products that we are prohibited from selling or incur liability for selling counterfeit brands or unlicensed goods, which could increase our operating expenses and cause our net income to decline.

If our growth strategy is unsuccessful, our financial condition and results of operations could suffer and the market price of our common stock could decline.

Our ability to continue to increase our net sales and earnings depends, in large part, on opening new stores and operating the new and existing stores profitably. We opened 36, 42 and 42 new stores in fiscal 2005, fiscal 2006 and fiscal 2007, respectively. We expect to open approximately 40 new stores in fiscal 2008. If we are unable to open all of these stores or operate them profitably, we may not achieve our forecasted sales and earnings growth targets. Additionally, growth of our store base will place increased demands on our operating, managerial and administrative resources and may lead to management and operating inefficiencies, including merchandising, personnel, distribution and integration problems. These demands and inefficiencies may cause deterioration in the financial performance of our individual stores and, therefore, our entire business.

We would experience increased operating costs and limited amounts of growth if we are unable to obtain reasonably priced financing.

Although we believe we can meet our future cash requirements with cash flow from operations, existing cash balances and borrowings under our revolving credit facility, we may need to raise additional debt or equity capital in the future to open new stores, to respond to competitive pressures or to respond to unforeseen financial requirements.  We may not be able to obtain additional capital on commercially reasonable terms or at all.  Our inability to obtain reasonably priced financing could create increased operating costs and diminished levels of growth, as we could be forced to incur indebtedness with above market interest rates or with substantial restrictive covenants, issue equity securities that dilute the ownership interests of existing stockholders, or scale back our operations and/or store growth strategy.

A significant disruption to our distribution process or southeastern retail locations could have a material adverse effect on our business, financial condition and results of operations.

Our ability to distribute our merchandise to our store locations in a timely manner is essential to the efficient and profitable operation of our business. We have distribution centers located in Savannah, Georgia and Darlington, South Carolina. Any natural disaster or other disruption to the operation of either of these facilities due to fire, hurricane, other natural disaster or any other cause could damage a significant portion of our inventory or impair our ability to stock our stores adequately.

In addition, the southeastern United States, where our distribution centers are located, is vulnerable to significant damage or destruction from hurricanes and tropical storms. Although we maintain insurance on our stores and other facilities, the economic effects of a natural disaster that affects our distribution centers and/or a significant number of our stores could increase our operating expenses, impair our cash flows and reduce our revenues, which could negatively impact the market price of our common stock.

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

Our comparable store sales and quarterly results have fluctuated significantly in the past based on a number of economic, seasonal and competitive factors, and we expect them to continue to fluctuate in the future. Since the beginning of fiscal 2005, our quarter-to-quarter comparable store sales have ranged from a decrease of 1.1% to an increase of 25.0%. The most significant fluctuations were due to the unusually high sales following Hurricanes Katrina, Rita and Wilma. The positive post-hurricane impact on sales has decreased over time. In addition, we may be unable to maintain historical levels of comparable store sales as we execute our growth strategy and expand our business. This variability could cause our comparable store sales and quarterly results to fall below the expectations of securities analysts or investors, which could result in volatility of the market price of our common stock. If our comparable store sales and quarterly results fail to meet the expectations of the market generally, the market price of our common stock could decline substantially.

Our sales and revenues could decline as a result of general economic and other factors outside of our control, such as changes in consumer spending patterns and declines in employment levels.

Downturns, or the expectation of a downturn, in general economic conditions could adversely affect consumer spending patterns, our sales and our results of operations. Because apparel generally is a discretionary purchase, declines in consumer spending patterns may have a more negative effect on apparel retailers than some other retailers. Therefore, we may not be able to maintain our historical rate of growth in revenues and earnings, or remain as profitable, if there is a decline in consumer spending patterns. In addition, since the majority of our stores are located in the southeastern United States, our operations are more susceptible to regional factors than the operations of our more geographically diversified competitors. Therefore, any adverse economic conditions that have a disproportionate effect on the southeastern United States could have a greater negative effect on our sales and results of operations than on retailers with a more geographically diversified store base.

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

Section 404 of the Sarbanes Oxley Act of 2002 requires annual management assessments of the effectiveness of our internal controls over financial reporting and an audit of such controls by our independent registered public accounting firm. If we fail to maintain the adequacy of our internal controls, we may be unable to conclude on an ongoing basis that we have effective internal controls over financial reporting. Moreover, effective internal controls, particularly those related to revenue recognition and accounting for inventory/cost of sales, are necessary for us to produce reliable financial reports and are important in our effort to prevent financial fraud. If we cannot produce reliable financial reports or prevent fraud, our business, financial condition and results of operations could be harmed, investors could lose confidence in our reported financial information, the market price of our stock could decline significantly and we may be unable to obtain additional financing to operate and expand our business.

Adverse trade restrictions may disrupt our supply of merchandise. We also face various risks because much of our merchandise is imported from abroad.

We purchase the products we sell directly from over 1,200 vendors, and a substantial portion of this merchandise is manufactured outside of the United States and imported by our vendors from countries such as China and other areas of the Far East, including Taiwan and the Philippines. The countries in which our merchandise currently is manufactured or may be manufactured in the future could become subject to new trade restrictions imposed by the United States or other foreign governments. Trade restrictions, including increased tariffs or quotas, embargoes, and customs restrictions, against apparel items, as well as United States or foreign labor strikes, work stoppages or boycotts, could increase the cost or reduce the supply of apparel available to us and have a material adverse effect on our business, financial condition and results of operations. In addition, our merchandise supply could be impacted if our vendors’ imports become subject to existing or future duties and quotas, or if our vendors face increased competition from other companies for production facilities, import quota capacity and shipping capacity.

We also face a variety of other risks generally associated with relying on vendors that do business in foreign markets and import merchandise from abroad, such as:

•                  political instability or the threat of terrorism, in particular in countries where our vendors source merchandise;

•                  increases in merchandise costs due to raw material price inflation or changes in purchasing power caused by fluctuations in currency exchange rates;

•                  enhanced security measures at United States and foreign ports, which could delay delivery of imports;

•                  imposition of new or supplemental duties, taxes, and other charges on imports;

•                  delayed receipt or non-delivery of goods due to the failure of foreign-source suppliers to comply with import regulations;

•                  delayed receipt or non-delivery of goods due to organized labor strikes or congestion at United States ports; and

•                  local business practice and political issues, including issues relating to compliance with domestic or international labor standards.

The United States may impose new initiatives that adversely affect the trading status of countries where apparel is manufactured. These initiatives may include retaliatory duties or other trade sanctions that, if enacted, would increase the cost of products imported from countries where our vendors acquire merchandise.

We depend on the experience and expertise of our senior management team and key employees, and accordingly, the loss of their services could have a material adverse effect on our business strategy, operating costs, financial condition and results of operations.

The success of our business is dependent upon the close supervision of all aspects of our business by our senior management, particularly the operation of our stores, the selection of merchandise and the site selection for new stores. In addition, we do not have a non-competition agreement with R. Edward Anderson, our Chairman and Chief Executive Officer. Accordingly, Mr. Anderson could leave us at any time and begin to work for our competitors or otherwise, which loss of services could have a material adverse effect on our business strategy, operating costs, financial condition and results of operations.

We may continue to experience market conditions that could adversely affect the liquidity of our investment portfolio.

At February 2, 2008, we had $56.2 million of short-term investments in municipal auction rate securities (“ARS”) issued by student loan funding organizations.  These securities are high-grade (AAA rated) and approximately 84% of them are either guaranteed by the Department of Education under the Federal Family Education Loan Program or backed by insurance companies. Historically, the ARS provided liquidity via an auction process that reset the interest rate every 35 days, allowing investors to either roll over their investments or sell them at par.  Subsequent to February 2, 2008, there has been insufficient demand for these types of investments during the auctions and, as a result, these securities are not currently liquid. We may not be able to access cash by selling these securities without incurring a loss of principal until either, liquidity returns to the auction process, a secondary market emerges, they are redeemed by the issuer, or they mature in years ranging from 2010 to 2040.  We will assess the potential impairment in future periods based on several factors, including whether liquidity returns to the market, the forecasted recovery of the securities, and our ability and intent to hold the investments for a period of time sufficient to allow for any anticipated recovery in market value. Such an assessment may change the classification of these investments to long-term or result in an impairment charge. If we determine that the fair value of these securities is temporarily impaired, we would record a temporary charge within other comprehensive income, a component of stockholders’ equity. If it is determined that the fair value of these securities is other-than-temporarily impaired, we would record a loss in our Statements of Income. We have obtained a $35 million unsecured revolving credit facility to ensure that we have adequate liquidity.

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

The Fair Minimum Wage Act of 2007 became law on May 25, 2007. As a result, the federal minimum wage increased to $5.85 per hour in July 2007 and will increase to $6.55 per hour in July 2008 and $7.25 per hour in July 2009.  Additionally, from time to time, legislative proposals are made to increase the minimum wage in certain individual states. Wage rates for many of our employees are slightly above the minimum wage. As federal and/or state minimum wage rates increase, we may need to increase not only our employees’ wage rates that are under the new minimum, but also the wages paid to our other hourly employees. Any increase in the cost of our labor could have a material adverse effect on our operating costs, financial condition and results of operations.

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

Our stock price is volatile. From our initial public offering in May 2005 through February 2, 2008, the trading price of our common stock has ranged from $10.76 to $57.85 per share. As a result of this volatility, investors may not be able to sell their common stock at or above their respective purchase prices. The market price for our common stock may be influenced by many factors, including:

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

We have never declared or paid any cash dividends on our common stock and do not currently intend to do so for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Therefore, investors are not likely to receive any dividends on their common stock for the foreseeable future. In addition, under the terms of our revolving credit facility, the payment of cash dividends is prohibited.

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.          PROPERTIES

Store Locations

As of February 2, 2008, we operated 319 stores located in 20 states. Our stores average approximately 9,900 square feet of selling space and are typically located in neighborhood strip shopping centers and downtown business districts that are convenient to low- to moderate-income customers. Originally our stores were located in the Southeast, but in recent years we expanded into the Mid-Atlantic and the Midwest regions and Texas.

We have no franchising relationships, and all of the stores are company operated.  All existing 319 stores, totaling approximately 3.8 million gross square feet and 3.2 million selling square feet, are leased under operating leases. Additionally, as of March 10, 2008, we have signed leases for 16 new stores to be opened during fiscal 2008 aggregating approximately 180,000 total selling square feet. The typical store lease is for five years with an option to extend the lease term for an additional five-year period, and all but one lease require us to pay percentage rent and increases in specified site-related charges. Nearly all store leases provide us the right to cancel following an initial three-year period in the event the store does not meet pre-determined sales levels. The table below sets forth the number of stores in each of the 20 states in which we operated as of February 2, 2008:

Alabama—22

Arkansas—7

Florida—24

Georgia—53

Illinois—1

Indiana—4

Kentucky—3

Louisiana—26

Maryland—4

Michigan—6

Mississippi—21

Missouri—2

North Carolina—34

Ohio—11

Oklahoma—1

South Carolina—37

Tennessee—12

Texas—34

Virginia—16

Wisconsin—1

Support Center Facilities

We own an approximately 170,000 square-foot facility located on Fahm Street in Savannah, Georgia, which serves as one of our two distribution centers and to a lesser extent, as office space. We own an approximately 70,000 square-foot facility on Coleman Boulevard in Savannah, which serves as our headquarters and to a lesser extent, as a merchandise storage facility. We own an approximately 286,000 square-foot facility in Darlington, South Carolina, which serves as a distribution center. To support our continued growth, we are nearing completion of an expansion to the Darlington distribution center which will add approximately 264,000 square feet to the facility. We expect this expansion to support our growth plans through 2010. In addition, we currently lease a 1,200 square-foot office in New York City and a 1,100 square-foot office in Los Angeles, which are used for buyer operations and meetings with vendors.

ITEM 3.          LEGAL PROCEEDINGS

We are from time to time involved in various legal proceedings incidental to the conduct of our business, including claims by customers, employees or former employees. While litigation is subject to uncertainties and the outcome of any litigated matter is not predictable, we are not aware of any legal proceedings pending or threatened against us that we expect to have a material adverse effect on our financial condition, results of operations or liquidity.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of fiscal 2007.

PART II

ITEM 5.                             MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The NASDAQ Stock Market under the symbol “CTRN”. The following table shows the high and low per share prices of our common stock for the periods indicated.

	High	Low
2006
First Quarter	$50.10	$36.45
Second Quarter	57.85	28.55
Third Quarter	39.92	26.78
Fourth Quarter	49.72	36.75

2007
First Quarter	48.00	38.20
Second Quarter	42.88	32.44
Third Quarter	38.35	16.22
Fourth Quarter	17.97	10.76

On March 31, 2008, the last reported sale price of our common stock on The NASDAQ Stock Market was $18.45 per share. On March 31, 2008, there were five holders of record and approximately 2,400 beneficial holders of our common stock.

We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends on our common stock in the foreseeable future. Currently we intend to retain any future earnings to finance the expansion of our business and for general corporate purposes. In addition, under the terms of our revolving credit facility, the payment of cash dividends is prohibited.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

None.

Stock Performance Graph

Set forth below is a line graph comparing the last thirty-two months percentage change in the cumulative total stockholder return on shares of our common stock against (i) the cumulative total return of companies listed on The NASDAQ Stock Market and (ii) the cumulative total return of the NASDAQ Retail Trade. The period compared commences May 18, 2005, the date on which our common stock began trading on The NASDAQ Stock Market, and ends February 2, 2008. This graph assumes that $100 was invested on May 18, 2005 in our common stock and in each of the market index and the industry index, and that all cash distributions were reinvested. Our common stock price performance shown on the graph is not indicative of future price performance.

COMPARISON OF 32 MONTH CUMULATIVE TOTAL RETURN*
Among Citi Trends, Inc., The NASDAQ Composite Index
And The NASDAQ Retail Trade Index

*$100 invested on 5/18/05 in stock or 4/30/05 in index, including reinvestment of dividends.
Fiscal year ending on the Saturday closest to January 31.

	5/05	5/05	6/05	7/05	8/05	9/05	10/05	11/05	12/05	1/06	2/06
Citi Trends, Inc.	100.00	103.82	115.16	175.48	173.18	139.04	182.36	226.82	271.91	292.99	274.20
NASDAQ Composite	100.00	107.00	106.61	113.04	111.67	112.62	110.95	116.49	115.87	121.51	119.84
NASDAQ Retail Trade	100.00	113.26	109.14	123.75	115.87	114.86	113.97	122.51	119.17	120.41	116.21

	3/06	4/06	5/06	6/06	7/06	8/06	9/06	10/06	11/06	12/06	1/07	2/07
Citi Trends, Inc.	253.25	309.24	286.69	271.91	188.98	200.19	219.81	249.94	281.91	252.48	251.02	266.82
NASDAQ Composite	123.56	123.35	115.54	115.10	110.97	115.80	119.30	124.97	128.39	128.13	130.60	128.91
NASDAQ Retail Trade	119.06	115.63	111.01	110.16	96.61	100.91	107.62	117.30	115.93	114.00	117.24	118.48

	3/07	4/07	5/07	6/07	7/07	8/07	9/07	10/07	11/07	12/07	1/08
Citi Trends, Inc.	272.23	252.42	258.15	241.78	209.55	138.47	138.60	124.59	98.41	98.34	87.07
NASDAQ Composite	129.38	134.73	139.40	139.43	136.59	139.04	145.83	154.24	143.09	142.50	127.74
NASDAQ Retail Trade	119.46	126.85	128.62	125.45	122.61	126.85	131.51	131.22	123.93	122.18	112.83

ITEM 6.          SELECTED FINANCIAL DATA

Selected Financial and Operating Data

The following table provides selected financial and operating data for each of the fiscal years in the five-year period ended February 2, 2008, including: (a) our statement of income data for each such period, (b) additional operating data for each such period and (c) balance sheet data as of the end of each such period. The statement of income data for fiscal 2005, fiscal 2006 and fiscal 2007 and the balance sheet data as of February 3, 2007 and February 2, 2008 are derived from our audited financial statements included in Item 8 that have been audited by KPMG LLP, an independent registered public accounting firm. The statement of income data for the fiscal years ended January 29, 2005 and January 31, 2004 and the balance sheet data as of January 31, 2004, January 29, 2005 and January 28, 2006 are derived from our audited financial statements that are not included in this Report. The selected financial and operating data set forth below should be read in conjunction with, and are qualified in their entirety by reference to, the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 and our financial statements and related notes set forth in the financial pages of this Report. Historical results are not necessarily indicative of results to be expected for any future period.

	Fiscal Year Ended (1)
	February 2,		February 3,		January 28,		January 29,	January 31,
	2008		2007		2006		2005	2004
	(dollars in thousands, except per share amounts)
Statement of Income Data:
Net sales	$437,515		$381,918		$289,804		$203,442	$157,198
Cost of sales	278,783		235,744		178,953		127,308	98,145

Gross profit	158,732		146,174		110,851		76,134	59,053
Selling, general and administrative	127,470		107,535		83,559		58,722	44,812
Depreciation and amortization	12,583		8,326		6,087		4,872	4,033

Income from operations	18,679		30,313		21,205		12,540	10,208
Interest expense (income), net (2)	(1,914)		(1,655)		(546)		732	563

Income before income taxes	20,593		31,968		21,751		11,808	9,645
Income tax expense	6,379		10,617		7,551		4,551	3,727

Net income	$14,214		$21,351		$14,200		$7,257	$5,918

Net income per common share:
Basic	$1.02		$1.57		$1.21		$0.78	$0.64
Diluted	$1.00		$1.51		$1.08		$0.67	$0.55
Weighted average shares used to compute net income per share (3):
Basic	13,946,342		13,574,718		11,746,866		9,302,800	9,295,000
Diluted	14,223,229		14,138,063		13,148,602		10,879,388	10,771,410

Additional Operating Data:
Number of stores:
Opened during period	42		42		36		40	25
Closed during period	0		0		1		1	1
Open at end of period	319		277		235		200	161
Selling square footage at end of period	3,168,866		2,628,539		2,123,684		1,715,943	1,290,039
Comparable store sales increase (4)	1.0	%(5)	8.2	%(5)	16.7	%(6)	3.0%	5.7%
Average sales per store (7)	$1,468		$1,492		$1,332		$1,127	$1,055

Balance Sheet Data:
Cash and cash equivalents (8)	$6,203		$7,707		$3,995		$6,812	$6,185
Short-term investments	56,165		65,956		54,458		—	—
Total assets (8)	210,177		192,107		142,205		65,800	45,444
Total liabilities (8)	72,030		73,898		58,456		42,036	28,940
Total stockholders’ equity	138,147		118,209		83,749		23,764	16,504

(1)

Our fiscal year ends on the Saturday closest to January 31 of each year. The years ended February 2, 2008, February 3, 2007, January 28, 2006, January 29, 2005 and January 31, 2004 are referred to as fiscal 2007, 2006, 2005, 2004 and 2003, respectively. Fiscal 2006 is comprised of 53 weeks.  Fiscal years 2007, 2005, 2004 and 2003 are each comprised of 52 weeks.

(2)

The Series A Preferred Stock, which was redeemed using a portion of the net proceeds from the IPO, was reclassified as debt as of the second quarter of fiscal 2003, in accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The amount of dividends treated as interest expense was $0 in fiscal 2007 and 2006, $100,000 in fiscal 2005, $324,000 in fiscal 2004 and $189,000 in fiscal 2003.

(3)	Reflects 26 for 1 stock split completed in May 2005.

(4)

Stores included in the comparable store sales calculation for any period are those stores that were opened prior to the beginning of the preceding fiscal year and were still open at the end of such period. Relocated stores and expanded stores are included in the comparable store sales results.

(5)

The Company is reporting comparable store sales on a comparable store and comparable weeks basis;  for fiscal 2007, the 52 weeks ended February 2, 2008 are compared to the 52 weeks ended February 3, 2007; for fiscal 2006, the 53 weeks ended February 3, 2007 are compared to the 53 weeks ended February 4, 2006.

(6)	This data includes the positive impact of post-hurricane sales as a result of Hurricanes Katrina, Rita and Wilma during the months of September 2005 through January 2006.

(7)	Average sales per store is defined as net sales divided by the average of stores open at the end of the prior period and stores open at the end of the current period.

(8)

Cash and cash equivalents and accounts payable for years prior to fiscal 2007 include reclassifications of outstanding checks to conform to the fiscal 2007 presentation. The reclassifications resulted in a decrease in cash and accounts payable of $3,995,000, $5,084,000, $4,989,000 and $3,769,000 at February 3, 2007, January 28, 2006, January 29, 2005 and January 31, 2004, respectively.

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

Overview

We are a rapidly growing, value-priced retailer of urban fashion apparel and accessories for the entire family. Our merchandise offerings are designed to appeal to the preferences of fashion conscious consumers, particularly African-Americans. Originally our stores were located in the Southeast, and in recent years we expanded into the Mid-Atlantic and Midwest regions and Texas. We operate 319 stores in both urban and rural markets in 20 states.

We are pursuing an aggressive store growth strategy and believe that the addition of new stores will be the primary source of future growth. In fiscal 2007 we opened 42 stores, entering the Tulsa, Oklahoma; Detroit, Michigan; Chicago, Illinois; and Milwaukee, Wisconsin markets. We expect to open approximately 40 new stores in fiscal 2008. Approximately 90% of the new stores we intend to open in fiscal 2008 will be located in states that we currently serve.

We measure performance using key operating statistics. One of the main performance measures is comparable store sales growth. We define a comparable store as a store that has been opened for an entire fiscal year. Therefore, a store will not be considered a comparable store until its 13th month of operation at the earliest or until its 24th month at the latest. As an example, stores opened in fiscal 2006 and fiscal 2007 were not considered comparable stores in fiscal 2007. Relocated and expanded stores are included in the comparable store sales results. We also use other operating statistics, most notably average sales per store, to measure our performance. As we typically occupy existing space in established shopping centers rather than sites built specifically for our stores, store square footage (and therefore sales per square foot) varies by store. We focus on overall store sales volume as the critical driver of profitability. The average sales per store has increased over the years, as we have increased comparable store sales and opened new stores that are generally larger than our historical store base. Average sales per store have increased from $0.8 million in fiscal 2000 to $1.5 million in fiscal 2007. In addition to sales, we measure gross profit as a percent of sales and store operating expenses, with a particular focus on labor as a percentage of sales. These results translate into store level contribution, which we use to evaluate overall performance of each individual store. Finally, we monitor corporate expenses against budgeted amounts.

Basis of the Presentation

Net sales consist of store sales and layaway fees, net of returns by customers. Cost of sales consists of the cost of products we sell and associated freight costs. Selling, general and administrative expenses are comprised of store costs, including salaries and store occupancy costs, handling costs, corporate and distribution center costs and advertising costs. We operate on a 52- or 53-week fiscal year, which ends on the Saturday closest to January 31. Each of our fiscal quarters consists of four 13-week periods, with an extra week added on to the fourth quarter every five to six years.  The years ended February 2, 2008, February 3, 2007, January 28, 2006, January 29, 2005 and January 31, 2004 are referred to as fiscal 2007, 2006, 2005, 2004 and 2003, respectively. Fiscal year 2006 is comprised of 53 weeks. Fiscal years 2007, 2005, 2004 and 2003 are each comprised of 52 weeks.

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

Net Sales and Additional Operating Data

The following table sets forth, for the periods indicated, selected statement of income data expressed both in dollars and as a percentage of net sales:

	Fiscal Year Ended
	February 2, 2008		February 3, 2007		January 28, 2006
	(dollars in thousands)
Statement of Income Data
Net sales	$437,515	100.0%	$381,918	100.0%	$289,804	100.0%
Cost of sales	278,783	63.7	235,744	61.7	178,953	61.7

Gross profit	158,732	36.3	146,174	38.3	110,851	38.3
Selling, general and administrative expenses	127,470	29.1	107,535	28.2	83,559	28.9
Depreciation and amortization	12,583	2.9	8,326	2.2	6,087	2.1

Income from operations	18,679	4.3	30,313	7.9	21,205	7.3
Interest expense (income), net	(1,914)	(0.4)	(1,655)	(0.5)	(546)	(0.2)

Income before income taxes	20,593	4.7	31,968	8.4	21,751	7.5
Income tax expense	6,379	1.5	10,617	2.8	7,551	2.6

Net income	$14,214	3.2%	$21,351	5.6%	$14,200	4.9%

The following table provides information, for the periods indicated, about the number of total stores open at the beginning of the period, stores opened and closed during each period, total stores open at the end of each period and comparable store sales for the periods:

	Fiscal Year Ended
	February 2, 2008		February 3, 2007		January 28, 2006
Total stores open, beginning of period	277		235		200
New stores	42		42		36
Closed stores	0		0		1	(1)

Total stores open, end of period	319		277		235	(2)

Comparable store sales increase (3)	1.0	%(4)	8.2	%(4)	16.7%

(1)	Stores closed for one or more days due to Hurricanes Katrina, Rita and Wilma are not included in this number.

(2)	The number of stores open at the end of the period includes one store closed as of January 28, 2006, as a result of Hurricane Wilma, which reopened in April 2006.

(3)

Stores included in the comparable store sales calculation for any period are those stores that were opened prior to the beginning of the preceding fiscal year and were still open at the end of such period. Relocated stores and expanded stores are included in the comparable store sales results.

(4)

The Company is reporting comparable store sales on a comparable store and comparable week basis; for fiscal 2007, the 52 weeks ended February 2, 2008 are compared to the 52 weeks ended February 3, 2007; for fiscal 2006, the 53 weeks ended February 3, 2007 are compared to the 53 weeks ended February 4, 2006.

Fiscal 2007 Compared to Fiscal 2006

Net Sales. Net sales increased $55.6 million, or 14.6%, to $437.5 million in fiscal 2007 from $381.9 million in fiscal 2006. The increase in net sales was due to 42 new store openings in fiscal 2007, 42 new store openings in fiscal 2006 for which there was not a full year of sales in 2006, a comparable store sales increase of 1.0% (note that 1.0% is based on a 52-week fiscal 2007 compared to the comparable 52 weeks in the prior year), partially offset by the 53-week fiscal 2006 having an extra week. The 42 stores opened in fiscal 2007 accounted for $40.3 million of the total increase in sales, the 42 stores opened in fiscal 2006 accounted for $21.4 million of the increase, and the 235 comparable stores contributed $3.5 million of the increase in sales on a comparable 52-week versus 52-week basis, but had a $6.1 million decrease on a fiscal year basis due to the extra week in fiscal 2006. Sales in the extra week in fiscal 2006 were $9.6 million. The increase in comparable store sales on a comparable weeks basis included a slight increase in the number of items per sale transaction, partially offset by slight declines in the number of transactions and the average item price.  Comparable store sales changes by major merchandise class were as follows:  Children’s +4%; Home +1%; Women’s +0%; Men’s -1%; Accessories -2%.  Comparable stores include locations that have been relocated or expanded.  There were 12 stores relocated or expanded in fiscal 2007 and 7 stores relocated or expanded in fiscal 2006.  Sales in these comparable relocated and expanded stores increased 18.1% in fiscal 2007, while sales in all other comparable stores decreased 0.6%.

Gross Profit. Gross profit increased $12.5 million, or 8.6%, to $158.7 million in fiscal 2007 from $146.2 million in fiscal 2006. The increase in gross profit is a result of the increase in sales, partially offset by a reduction in the gross margin. As a percentage of net sales, gross profit decreased to 36.3% in fiscal 2007 from 38.3% in fiscal 2006 due to a 210 basis points increase in merchandise markdowns as a percentage of sales.  The increase in markdowns occurred in the third and fourth quarters due to negative comparable store sales during the months of September and October in the third quarter and during the critical month of December in the fourth quarter.  With comparable store sales being negative during those months, higher clearance markdowns were necessary.  Inventory shrinkage was 20 basis points higher year-over-year; however, the increase in shrinkage was offset by a slightly higher initial merchandise mark-up and slightly lower freight costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $20.0 million, or 18.5%, to $127.5 million in fiscal 2007 from $107.5 million in fiscal 2006. The increase in these expenses was due primarily to additional store level, distribution and corporate costs arising from the opening of 42 new stores in fiscal 2007 and approximately $600,000 of expenses related to a secondary stock offering and stock registration of which the Company received no proceeds.   Selling, general and administrative expenses as a percentage of net sales increased to 29.1% in fiscal 2007 from 28.2% in fiscal 2006, due primarily to the deleveraging effect that occurs on expenses as a percentage of sales when comparable store sales increase at a rate, 1.0%, that is lower than the rate of inflation on expenses.  In particular, occupancy expenses as a percent of sales were up 60 basis points and payroll was 40 basis points higher.

Depreciation and Amortization. Depreciation and amortization expense increased $4.3 million, or 51.1%, to $12.6 million in fiscal 2007 from $8.3 million in fiscal 2006, as the result of capital expenditures incurred for new and relocated/expanded stores and for new scanning technology used in the stores.

Interest Income. Interest income increased to $2.4 million in fiscal 2007 from $2.0 million in fiscal 2006 due to higher interest rates and a slightly higher average investment balance throughout the year.

Interest Expense. Interest expense increased to $469,000 in fiscal 2007 from $359,000 in fiscal 2006 due to the addition of a $4.8 million capital equipment lease in fiscal 2006.

Income Tax Expense. Income tax expense decreased $4.2 million, or 39.9%, to $6.4 million in fiscal 2007 from $10.6 million in fiscal 2006. The effective income tax rates for fiscal 2007 and fiscal 2006 were 31.0% and 33.2%, respectively. The tax rate decreased in fiscal 2007 primarily as a result of continued increases in income tax credits and tax-exempt interest income, while pretax income was decreasing.

Net Income. Net income decreased 33.4% to $14.2 million in fiscal 2007 from $21.4 million in fiscal 2006 due to the factors discussed above.

Fiscal 2006 Compared to Fiscal 2005

Net Sales. Net sales increased $92.1 million, or 31.8%, to $381.9 million in fiscal 2006 from $289.8 million in fiscal 2005. The increase in net sales was due to 42 new store openings in fiscal 2006, 36 new store openings in fiscal 2005 for which there was not a full year of sales in 2005, and a comparable store sales increase of 8.2% (note that 8.2% is based on a 53-week fiscal 2006 compared to the comparable 53 weeks in the prior year). The 42 stores opened in fiscal 2006 accounted for $39.8 million of the total increase in sales, the 36 stores opened in fiscal 2005 accounted for $24.6 million of the increase, and the 199 comparable stores contributed $28.7 million of the increase in sales. These sales increases were offset by $1 million due to one store that was closed in fiscal 2005.

Sales in the 53rd week of fiscal 2006 were $10.1 million. Approximately one-half of the increase in comparable store sales was from a higher average item price, with the remainder due to an increase in customer transactions. A greater consumer preference for branded goods played a large role in both the higher average item price and the increase in transactions.  Comparable store sales changes by major merchandise class were as follows:  Accessories +15%; Children’s +15%; Home +12%; Men’s +8%; Women’s +2%. Comparable stores include locations that have been relocated or expanded.  There were 7 stores relocated or expanded in fiscal 2006 and 4 stores relocated or expanded in fiscal 2005.  Sales in these comparable relocated and expanded stores increased 21.0% in fiscal 2006, while sales in all other comparable stores increased 7.6%.

Gross Profit. Gross profit increased $35.3 million, or 31.9%, to $146.2 million in fiscal 2006 from $110.9 million in fiscal 2005. The increase in gross profit was primarily a result of our strong sales increases. As a percentage of net sales, gross profit was 38.3% in fiscal 2006 compared to 38.3% in fiscal 2005. Although the gross profit as a percentage of sales did not change, markdown rates were higher as a percentage of sales in fiscal 2006 compared to fiscal 2005.  The higher markdowns were offset by a higher initial mark-up on merchandise.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $23.9 million, or 28.7%, to $107.5 million in fiscal 2006 from $83.6 million in fiscal 2005. The increase in these expenses was due primarily to additional store level, distribution and corporate costs arising from the opening of 42 new stores in fiscal 2006.   Selling, general and administrative expenses as a percentage of net sales decreased to 28.2% in fiscal 2006 from 28.9% in fiscal 2005.  The decrease as a percentage of net sales was primarily due to the payment in fiscal 2005 of a $1.2 million fee to terminate the consulting agreement with Hampshire Equity Partners II, L.P. (formerly majority stockholder), property losses in fiscal 2005 from Hurricanes Katrina, Rita and Wilma of approximately $700,000 and expenses of approximately $525,000 in fiscal 2005 related to our secondary offering, which was consummated on January 31, 2006.  Partially offsetting these favorable items were additional costs incurred by the Company for compliance with section 404 of the Sarbanes-Oxley Act and increased insurance cost for property and medical coverage in fiscal 2006, all of which totaled approximately $2.9 million.

Depreciation and Amortization. Depreciation and amortization expense increased $2.2 million, or 36.8%, to $8.3 million in fiscal 2006 from $6.1 million in fiscal 2005, primarily as the result of capital expenditures incurred for new and relocated/expanded stores.

Interest Income. Interest income increased $1.1 million, or 126.0%, to $2.0 million in fiscal 2006 from $891,000 in fiscal 2005. The increase in interest income was due to the full year impact of interest income earned on proceeds from our initial public offering.

Interest Expense. Interest expense increased $14,000, or 4.1%, to $359,000 in fiscal 2006 from $345,000 in fiscal 2005. The increase in interest expense was due primarily to the addition of a $4.8 million capital equipment lease in fiscal 2006.

Income Tax Expense. Income tax expense increased $3.0 million, or 40.6%, to $10.6 million in fiscal 2006 from $7.6 million in fiscal 2005. The effective income tax rates for fiscal 2006 and fiscal 2005 were 33.2% and 34.7%, respectively. The tax rate decreased in fiscal 2006 primarily as a result of our investment in tax exempt securities and an increase in job tax credits.

Net Income. Net income increased 50.4% to $21.4 million in fiscal 2006 from $14.2 million in fiscal 2005 due to the factors discussed above.

Liquidity and Capital Resources

Our cash requirements are primarily for working capital, expansion of our distribution infrastructure, construction of new stores, remodeling of our existing stores and the improvement of our information systems. Historically, we have met these cash requirements from cash flow from operations, short-term trade credit, borrowings under our revolving lines of credit, long-term debt and capital leases, and cash proceeds from our initial public offering.  We expect to be able to meet future cash requirements with cash flow from operations, existing cash balances and borrowings under our  revolving credit facility (described below), if necessary.

Discussion of Cash Flows

Fiscal 2007 Compared to Fiscal 2006

At February 2, 2008, we had total cash and cash equivalents of $6.2 million compared with total cash and cash equivalents of $7.7 million at February 3, 2007. The most significant factors in the change in our net liquidity position during fiscal 2007 were positive cash flow from operations and net sales of marketable securities, offset by capital expenditures.

Inventory represented 39.2% of our total assets as of February 2, 2008. Management’s ability to manage our inventory can have a significant impact on our cash flows from operations during a given interim period or fiscal year. In addition, inventory purchases can be seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise.

Cash Flows Provided by Operating Activities. Net cash provided by operating activities was $16.6 million in fiscal 2007 compared to $19.1 million in fiscal 2006. The main sources of cash provided during fiscal 2007 were net income adjusted for depreciation and amortization, deferred income taxes and noncash stock-based compensation expense, totaling $26.6 million, and an increase in accrued expenses and other long-term liabilities of $3.8 million. Uses of cash consisted of a $9.1 million increase in inventory, a $3.3 million decrease in accounts payable and a $1.1 million increase in prepaid assets.  The change in income taxes payable was substantially offset by excess tax benefits from stock option exercises. Accounts payable did not increase as would typically be the case when inventory increases, because inventory turns slowed down, particularly over the last five months of the year when comparable store sales were negative. The decline in inventory turns forced us to take significantly more merchandise markdowns, as discussed in the Gross Profit section above, and caused us to slow down purchases in the last half of the year. This reduction in purchases contributed to the decrease in accounts payable at year end. Additionally, we took advantage of more opportunistic purchases of pack-and-hold merchandise in 2007.  Such purchases are paid for well in advance of shipping the merchandise to our stores, causing a reduction in inventory turns and in accounts payable as a percentage of inventory.

Cash Flows Used in Investing Activities. Cash used in investing activities was $20.3 million in fiscal 2007 compared to $26.9 million in fiscal 2006. Cash used for the purchase of property and equipment increased during fiscal 2007 compared to fiscal 2006 due primarily to capital expenditures in the amount of $30.1 million in fiscal 2007 for the build out of 42 new stores and twelve store relocations/expansions, purchase of our corporate headquarters/inventory storage facility in Savannah, GA that had previously been leased, construction work related to the expansion of the Darlington, South Carolina distribution center, and other general corporate purposes, compared to $20.5 million ($15.7 million, excluding equipment financed by capital leases) in fiscal 2006 for the build out of 42 new stores and seven relocations/expansions, purchase of markdown scanners, build out of our distribution center in Darlington, and other general corporate purposes. Net sales of municipal auction rate securities provided cash of $9.8 million in 2007, while net purchases of such securities used cash of $11.5 million in 2006.

Cash Flows Provided by Financing Activities. Cash provided by financing activities was $2.2 million in fiscal 2007 and $11.5 million in fiscal 2006. Financing activities consisted primarily of the tax benefit from stock option exercises of $3.5 million in 2007 and $12.2 million in 2006, partially offset by repayments on long-term debt and capital lease obligations totaling $1.8 million and $0.8 million in 2007 and 2006, respectively.

Until required for other purposes, we maintain cash and cash equivalents in deposit or money market accounts.

Fiscal 2006 Compared to Fiscal 2005

At February 3, 2007, we had total cash and cash equivalents of $7.7 million compared with total cash and cash equivalents of $4.0 million at January 28, 2006. The most significant factors in the change in our net liquidity position during fiscal 2006 were the positive cash flow from operations and the financing cash flows provided by tax benefits realized from the exercise of stock options, offset by net purchases of marketable securities and capital expenditures.

Inventory represented 38.2% of our total assets as of February 3, 2007. Management’s ability to manage our inventory can have a significant impact on our cash flows from operations during a given interim period or fiscal year. In addition, inventory purchases can be seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise.

Cash Flows Provided by Operating Activities. Net cash provided by operating activities was $19.1 million in fiscal 2006 compared to $27.7 million in fiscal 2005. The main sources of cash provided during fiscal 2006 were net income adjusted for depreciation and amortization, deferred income taxes and noncash stock-based compensation expense, totaling $28.3 million, increases in accrued expenses and other long-term liabilities of $4.4 million and an increase in accrued compensation of $1.2 million. Uses of cash consisted of a $13.2 million increase in inventory net of accounts payable and a $1.7 million increase in prepaid assets.  The change in income taxes payable was substantially offset by excess tax benefits from stock option exercises.

Cash Flows Used in Investing Activities. Cash used in investing activities was $26.9 million in fiscal 2006 compared to $66.0 million in fiscal 2005. Cash used for the purchase of property and equipment increased during fiscal 2006 compared to fiscal 2005 primarily due to capital expenditures in the amount of $20.5 million ($15.7 million, excluding equipment financed by capital leases) in fiscal 2006 for the build out of 42 new stores and seven store relocations/expansions, purchase of markdown scanners, build out of a distribution center in Darlington and other general corporate purposes, compared to $12.1 million ($11.6 million, excluding equipment financed by capital leases) in fiscal 2005 for the build out of 36 new stores and four relocations/expansions, purchase of our distribution center in Darlington and other general corporate purposes. Other uses of cash included net purchases of marketable securities of $11.5 million in 2006 and $54.5 million in 2005.

Cash Flows Provided by Financing Activities. Cash provided by financing activities was $11.5 million in fiscal 2006 and $35.5 million in fiscal 2005. Financing activities in fiscal 2006 consisted primarily of the tax benefit from stock exercises of $12.2 million, partially offset by repayments on long-term debt and capital lease obligations of $0.8 million, while in 2005, there were $41.1 million of proceeds from the initial public offering and $400,000 from stock option exercises, partially offset by a payment of $3.6 million in connection with the redemption of our preferred stock and $2.4 million of repayments on long-term debt and capital lease obligations.

Until required for other purposes, we maintain cash and cash equivalents in deposit or money market accounts.

Liquidity Sources, Requirements and Contractual Cash Requirements and Commitments

Our principal sources of liquidity consist of: (i) cash and cash equivalents (which equaled $6.2 million as of February 2, 2008); (ii) trade credit; (iii) cash generated from operations on an ongoing basis as we sell our merchandise inventory; and (iv) as of March 26, 2008, a $35 million revolving credit facility. Short-term trade credit represents a significant source of financing for inventory purchases. Trade credit arises from customary payment terms and trade practices with our vendors.  Historically, our principal liquidity requirements have been for working capital and capital expenditure needs.

At February 2, 2008, the Company had $56.2 million of short-term investments in municipal auction rate securities (“ARS”) issued by student loan funding organizations.  These securities are high-grade (AAA rated) and approximately 84% of them are either guaranteed by the Department of Education under the Federal Family Education Loan Program or backed by insurance companies. Historically, the ARS provided liquidity via an auction process that reset the interest rate every 35 days, allowing investors to either roll over their investments or sell them at par.  Subsequent to February 2, 2008, there has been insufficient demand for these types of investments during the auctions and, as a result, these securities are not currently liquid. As a result, we rolled over our investments, earning interest rates that were approximately 2% higher, on average, than were being earned previously.

Due to the lack of liquidity in the ARS, we may not be able to access cash by selling these securities without incurring a loss of principal until either, liquidity returns to the auction process, a secondary market emerges, they are redeemed by the issuer, or they mature in years ranging from 2010 to 2040. We will assess the potential impairment in future periods based on several factors, including whether liquidity returns to the market, the forecasted recovery of the securities, and our ability and intent to hold the investments for a period of time sufficient to allow for any anticipated recovery in market value. Such an assessment may change the classification of these investments to long-term or result in an impairment charge. If we determine that the fair value of these securities is temporarily impaired, we would record a temporary charge within other comprehensive income, a component of stockholders’ equity. If it is determined that the fair value of these securities is other-than-temporarily impaired, we would record a loss in our Statements of Income.

We believe that our existing sources of liquidity will be sufficient to fund our operations and anticipated capital expenditures for at least the next 24 months.

We anticipate that capital expenditures will be approximately $17 million to $20 million in fiscal 2008. These expenditures will relate to the purchase of property and equipment for approximately 40 stores that we plan to open in fiscal 2008 and the completion of the expansion of our Darlington distribution center. We plan to finance these capital expenditures with cash flow from operations and existing cash balances and, if necessary, borrowings under our $35 million revolving credit facility.

The following table discloses aggregate information about our contractual obligations as of February 2, 2008 and the periods in which payments are due:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Contractual obligations:
Capital leases	$3,310	$1,835	$1,475	$—	$—
Operating leases (1)	65,931	18,703	30,671	14,893	1,664
Purchase obligations	64,438	64,438	—	—	—
Total contractual cash obligations	$133,679	$84,976	$32,146	$14,893	$1,664

(1)          Represents fixed minimum rentals in stores and does not include incremental rents which are computed as a percentage of net sales. For example, in fiscal 2007 incremental percentage rent was approximately $1.9 million, which represented 10.0% of total rent expense.

Indebtedness. We had a $25 million revolving line of credit with Wachovia Capital Finance secured by substantially all of our assets and pursuant to which we paid customary fees. This secured line of credit expired on April 2, 2007 and was not renewed.

In September 2003, we entered into a $3 million unsecured revolving line of credit with Bank of America that expired on June 26, 2007. This facility was renewed for a period of one year, expiring June 30, 2008. Borrowings under this credit agreement bear interest at the London Interbank Offered Rate (“LIBOR”) plus 2.0%. At February 2, 2008, there were no outstanding borrowings on the unsecured revolving line of credit.

Subsequent to February 2, 2008, the Company obtained a $35 million unsecured revolving credit facility with Bank of America, replacing the $3 million facility described above.  This facility has a term of 364 days, has an unused commitment fee equal to 0.15%, and has one restrictive financial covenant (adjusted leverage ratio).  Loans under the facility shall bear interest at either (a) a rate equal to the higher of (i) the Federal Funds Rate plus 0.50% and (ii) Bank of America’s prime rate, plus an applicable margin; or (b) a rate equal to LIBOR plus an applicable margin. The applicable margin is dependent on the Company’s adjusted leverage ratio and ranges from 1.00% to 1.50% for LIBOR-based loans, and from 0.00% to 0.50% for prime rate-based loans. We have had no borrowings under this facility.

Capital Leases. We have capital lease obligations that financed the purchase of technology equipment. As of February 2, 2008, our capital lease obligations were $3.0 million. These obligations have maturity dates ranging from May 2008 to December 2009. The interest rates on these obligations range from 11.3% to 13.0%. All of these obligations are secured by the technology equipment.  The lease agreements contain cross default provisions which result in a default if the Company is out of compliance with any other borrowing agreements.

Operating Leases. We lease our stores under operating leases, which generally have an initial term of five years with one five-year renewal option. The typical store lease requires a combination of both fixed monthly rentals and rentals computed as percentage of net sales after a certain sales threshold has been met. Included in our operating lease contractual obligations are the minimum monthly rental payments for our Los Angeles and New York City buyers’ offices. For fiscal 2007, rental expense was $19.3 million compared to $16.0 million in fiscal 2006 (including approximately $1.9 million and $2.5 million of percentage rent, respectively, in fiscal 2007 and 2006).

Construction. We have executed various agreements with a construction company and certain other providers of services and equipment, which commit the Company to the expansion of its distribution center in Darlington, South Carolina and the later implementation of a new warehouse management system. The distribution center is expected to be substantially completed in the spring of 2008, while implementation of the new warehouse management system is anticipated in the last half of 2008. The aggregate cost of the projects is presently expected to approximate $15 million. Through February 2, 2008, approximately $7.2 million of the cost of these projects has been paid.

Purchase Obligations. As of February 2, 2008, we had purchase obligations of $64.4 million, all of which were for less than one year. These purchase obligations primarily consist of outstanding merchandise orders.

Off-Balance Sheet Arrangements

Other than the store operating leases described above, we do not have any off-balance sheet arrangements.

Outstanding Stock Options

As of February 2, 2008, we had outstanding vested options to purchase 424,000 shares of common stock at a weighted average exercise price of $4.67 per share and outstanding unvested options to purchase 136,000 shares of common stock at a weighted average price of $24.43 per share. The per share value of each share of common stock underlying the vested and unvested options, based on the difference between the exercise price per option and the estimated fair market value of the shares at the dates of the grant of the options (also referred to as intrinsic value), ranges from $0 to $4.20 per share. Based on the closing price of our common stock of $15.11 per share on February 1, 2008, the intrinsic value of the options outstanding on February 2, 2008 was $5.2 million, of which $5.0 million related to vested options and $200,000 related to unvested options.

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

Revenue Recognition

While the recognition of revenue is predominantly derived from routine retail transactions and does not involve significant judgment, revenue recognition represents an important accounting policy of ours. We recognize retail sales net of sales taxes at the time the customer takes possession of the merchandise and purchases are paid for, less an allowance for returns. We allow for returns up to ten days after the date of sales and we reduce revenues for each fiscal year for returns in the ten days after the period ends. At February 2, 2008, the reserve for returns was $203,000. Revenue from layaway sales is recognized when the customer has paid for and received the merchandise. Layaway service charges, which are non-refundable, are recognized in revenue when collected. All sales are from cash, check or major credit card company transactions. There were no material changes in the estimates or assumptions related to revenue recognition during fiscal 2007.

Inventory

Inventory is stated at the lower of cost (first-in, first-out basis) or market as determined by the retail inventory method, less a provision for estimated inventory shrinkage. Under the retail inventory method, the cost value of inventory and gross margins are determined by calculating a cost-to-retail ratio and applying it to the retail value of inventory. Inherent in the retail inventory calculation are certain significant management judgments and estimates, including, among others, merchandise markups, markdowns and shrinkage, which impact the ending inventory valuation at cost as well as resulting gross margins. We estimate shrinkage for the period between the last physical count and the balance sheet date. The estimate for the shrinkage reserve can be affected by changes in actual shrinkage trends. Inventory shrinkage as a percentage of sales has ranged from 1.5% to 1.9% during fiscal years 2005 through 2007. We believe the first-in, first-out retail inventory method results in an inventory valuation that is fairly stated. Many retailers have arrangements with vendors that provide for rebates and allowances under certain conditions, which ultimately affect the value of the inventory. We do not generally enter into such arrangements with our vendors. There were no material changes in the estimates or assumptions related to the valuation of inventory during fiscal 2007.

Property and Equipment, net

We have a significant investment in property and equipment. Property and equipment are stated at cost less accumulated depreciation and amortization. Equipment under capital leases is stated at the present value of minimum lease payments. Depreciation and amortization are computed using the straight-line method over the lesser of the estimated useful lives (primarily three to five years for computer equipment and furniture, fixtures and equipment, five years for leasehold improvements and fifteen years for buildings) of the related assets or the relevant lease term including renewals that are reasonably assured, whichever is shorter. Any reduction in these estimated useful lives would result in a higher annual depreciation expense for the related assets. There were no material changes in the estimates or assumptions related to the valuation and classification of property and equipment during fiscal 2007.

Impairment of Long-Lived Assets

We continually evaluate whether events and changes in circumstances warrant revised estimates of the useful lives or recognition of an impairment loss for long-lived assets. Future adverse changes in market and legal conditions, or poor operating results of underlying assets could result in losses or an inability to recover the carrying value of the long-lived asset, thereby possibly requiring an impairment charge in the future. If facts and circumstances indicate that a long-lived asset, including property and equipment, may be impaired, the carrying value is reviewed. If this review indicates that the carrying value of the asset will not be recovered as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value. Impairment losses in the future are dependent on a number of factors such as site selection and general economic trends, and thus could be significantly different from historical results. To the extent our estimates for net sales, gross profit and store expenses are not realized, future assessments of recoverability could result in impairment charges. There were no impairment charges during fiscal years 2005 through 2007. There were no material changes in the estimates or assumptions related to impairment of long-lived assets during fiscal 2007.

Stock-Based Compensation

We adopted SFAS No. 123 (revised 2004) Share-Based Payment (“SFAS No. 123R”) during the first quarter of fiscal 2006.  SFAS No. 123R requires the measurement and recognition of compensation expense for all stock-based awards made to employees based on estimated fair value of the award.  The determination of the fair value of our stock options on the date of grant using an option-price model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables.  These variables include, but are not limited to, the expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. The fair values of options and shares issued pursuant to the stock based compensation plans at each grant date were estimated using the Black-Scholes Merton option pricing model.  If factors change and we employ different assumptions in the application of SFAS No. 123R in future periods, the compensation expense recorded under SFAS No. 123R may differ significantly from the amount recorded in the current period. There were no material changes in the estimates or assumptions used to determine stock-based compensation during fiscal 2007.

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

Certain leases provide for contingent rents that are not measurable at inception. These contingent rents are primarily based on a percentage of sales that are in excess of a predetermined level. These amounts are excluded from minimum rent and are included in the determination of total rent expense when it is probable that the expense has been incurred and the amount is reasonably estimable. There were no material changes in the estimates or assumptions related to operating leases during fiscal 2007.

Accounting for Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes . The computation of income taxes is subject to estimation due to the judgment required and the uncertainty related to the recoverability of deferred tax assets or the outcome of tax audits. We adjust our income tax provision in the period it is determined that actual results will differ from its estimates. Tax law and rate changes are reflected in the income tax provision in the year in which such changes are enacted. There were no material changes in the estimates or assumptions related to income taxes during fiscal 2007.

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

Recent Accounting Pronouncements

In June 2006, the Emerging Issues Task Force (“EITF”) ratified EITF Issue 06-3, “How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” A consensus was reached that entities may adopt a policy of presenting taxes in the income statement on either a gross or net basis. An entity should disclose its policy of presenting taxes and the amount of any taxes presented on a gross basis should be disclosed, if significant. The guidance is effective for periods beginning after December 15, 2006. We present sales net of sales taxes. EITF 06-3 did not impact the method for recording these sales taxes in our financial statements.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting and disclosure for uncertain tax positions, as defined therein.  FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.  In May 2007, the FASB issued FSP FIN 48-1, Definition of a Settlement in FASB Interpretation No. 48 (“FSP FIN 48-1”).  FSP FIN 48-1 clarifies when a tax position is considered settled under FIN 48.  Per FSP FIN 48-1, a tax position is considered “effectively settled” upon completion of the examination by the taxing authority without being legally extinguished.  For “effectively settled” tax positions, a company can recognize the full amount of the tax benefit.  FSP FIN 48-1 was effective with the Company’s adoption of FIN 48.  On February 4, 2007, the Company adopted the provisions of FIN 48.  FIN 48 requires that each tax position be reviewed and assessed with recognition and measurement of the tax benefit based on a “more-likely-than-not” standard with respect to the ultimate outcome, regardless of whether this assessment is favorable or unfavorable.  The Company has completed its review and assessment of all tax positions and during fiscal year 2007 recorded a net benefit to retained earnings and a decrease to current liabilities of $301,000 in accordance with the new accounting guidance.  The Company files income tax returns in U.S. Federal and state jurisdictions and is subject to examinations by the IRS and other taxing authorities.  At February 2, 2008, there were no benefits taken on the Company’s income tax returns that do not qualify for financial statement recognition under FIN 48.   Under FIN 48, if a tax position does not meet the minimum statutory threshold to avoid payment of penalties and interest, a company is required to recognize an expense for the amount of the interest and penalty in the period in which the company claims or expects to claim the position on its tax return.  For financial statement purposes, FIN 48 allows companies to elect whether to classify such charges as either income tax expense or another expense classification.  Should such expense be incurred in the future, the Company will classify such interest as a component of interest expense and penalties as a component of income tax expense.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measures (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and requires additional disclosures about fair value measurements.  SFAS No. 157 does not expand the use of fair value in any new circumstances.  The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings.  The provisions of SFAS No. 157, as issued, are effective for fiscal years beginning after November 15, 2007.  However, at the February 6, 2008 meeting, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”) and agreed to defer for one year the effective date of Statement 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually).  Also in February 2008, the FASB issued FSP FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP FAS 157-1”).  FSP FAS 157-1 amends FASB Statement No. 157, to exclude FASB Statement No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement 13.  FSP FAS 157-1 is effective with the initial adoption of SFAS 157.  The Company does not expect that SFAS No. 157, including FSP FAS 157-1, will have a significant impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  SFAS No. 159 applies to all entities that elect the fair value option.  The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007 which for the Company allows adoption of this statement in the fiscal year beginning February 3, 2008.  The Company has not chosen the fair value option for any financial assets and liabilities, therefore, this statement did not have and is not expected to have any impact on the Company’s financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin 110, Share-Based Payment (“SAB 110”).  SAB 110 allows for continued use of the simplified method for estimating the expected term of “plain vanilla” share option grants under specified conditions.  The expected term used to value a share option grant under the simplified method is the mid-point between the vesting date and the contractual term of the share option.  SAB 110 eliminates the December 31, 2007 sunset provision previously specified in SAB 107.  SAB 110 is effective for share option grants made on or after January 1, 2008.  As noted in Note 8(f), the Company has utilized the simplified method for estimating the expected term of its stock option grants under SAB 107 and SAB 110 and will continue to utilize this simplified method until the Company has sufficient historical exercise data to provide a reasonable basis to estimate the expected term.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

In June 2005 we began investing excess cash in auction rate securities (“ARS”). At February 2, 2008, the Company had $56.2 million of short-term investments in municipal auction rate securities issued by student loan funding organizations.  These securities are high-grade (AAA rated) and approximately 84% of them are either guaranteed by the Department of Education under the Federal Family Education Loan Program (FFELP) or backed by insurance companies. Approximately 44% of the ARS are guaranteed under FFELP, while 35% are backed by insurance from AMBAC Assurance Corporation (AMBAC) and 9% are backed by MBIA Insurance Corporation (MBIA). The S&P equivalent ratings as of February 2, 2008 for both AMBAC and MBIA were AAA, with a negative watch; however, both were subsequently taken off negative watch and their AAA ratings were reaffirmed.

Historically, the ARS provided liquidity via an auction process that reset the interest rate every 35 days, allowing investors to either roll over their investments or sell them at par.  Subsequent to February 2, 2008, there has been insufficient demand for these types of investments during the auctions and, as a result, these securities are not currently liquid. We may not be able to access cash by selling these securities without incurring a loss of principal until either, liquidity returns to the auction process, a secondary market emerges, they are redeemed by the issuer, or they mature in years ranging from 2010 to 2040.  We will assess the potential impairment in future periods based on several factors, including whether liquidity returns to the market, the forecasted recovery of the securities, and our ability and intent to hold the investments for a period of time sufficient to allow for any anticipated recovery in market value. Such an assessment may change the classification of these investments to long-term or result in an impairment charge. If we determine that the fair value of these securities is temporarily impaired, we would record a temporary charge within other comprehensive income, a component of stockholders’ equity. If it is determined that the fair value of these securities is other-than-temporarily impaired, we would record a loss in our Statements of Income.

We are also exposed to financial market risks related to changes in interest rates connected with our revolving lines of credit, which bear interest at variable rates. We cannot predict market fluctuations in interest rates. As a result, future results may differ materially from estimated results due to adverse changes in interest rates or debt availability. A hypothetical 100 basis point increase in prevailing market interest rates would not have materially impacted our financial position, results of operations or cash flows for fiscal 2007.  We do not engage in financial transactions for trading or speculative purposes and have not entered into any interest rate hedging contracts.

We source all of our product from apparel markets in the United States in U.S. Dollars and, therefore, are not subject to fluctuations in foreign currency exchange rates. We have not entered into forward contracts to hedge against fluctuations in foreign currency prices.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item and the report of the independent accountant thereon required by Item 14(a)(2) appear beginning on page F-2 of this Report.  See accompanying Index to the financial statements on page F-1. The supplementary financial data required by Item 302 of Regulation S-K appears in note 12 to the financial statements.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended February 2, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item with respect to our executive officers and directors, compliance by our directors, executive officers and certain beneficial owners of our common stock with Section 16(a) of the Exchange Act, the committees of our Board of Directors, our Audit Committee Financial Expert and our Code of Ethics is incorporated herein by reference to information under the captions entitled “Board of Directors and Committees of the Board of Directors,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance”  in our definitive proxy statement (to be filed hereafter) in connection with our 2008 Annual Meeting of Stockholders and possibly elsewhere in the proxy statement (or will be filed by amendment to this Report).

ITEM 11.       EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to information under the captions entitled “Executive Compensation,” “Board of Directors and Committees of the Board of Directors” and “Compensation Committee Report” in our definitive proxy statement (to be filed hereafter) in connection with our 2008 Annual Meeting of Stockholders and possibly elsewhere in the proxy statement (or will be filed by amendment to this Report).

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item with respect to ownership of our common stock is incorporated herein by reference to the information under the caption entitled “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement (to be filed hereafter) in connection with our 2008 Annual Meeting of Stockholders and possibly elsewhere in the proxy statement (or will be filed by amendment to this Report).

Equity Compensation Plan Information.  The following table represents those securities authorized for issuance as of February 2, 2008 under our existing equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1) (a)	Weighted average exercise price of outstanding options, warrants and rights (2) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (3) (c)
Equity compensation plans approved by security holders	624,612	$9.48	869,663
Equity compensation plans not approved by security holders	—	—	—
Total	624,612	$9.48	869,663

(1)          Includes 430,337 outstanding options issued under the 1999 Allied Fashion Stock Option Plan.  This plan was replaced in May 2005 by the 2005 Citi Trends Inc. Long Term Incentive Plan (the “Incentive Plan”), which provides for the issuance of up to 1,300,000 shares of common stock upon the exercise of stock options or as awards of restricted stock and performance awards. Also, includes 129,804 outstanding options and 64,471 nonvested restricted stock grants issued under the Incentive Plan.

(2)          The weighted average exercise price is for options only and does not include nonvested restricted stock.

(3)          Consists of shares available for awards of options and other stock-based awards under the Incentive Plan.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information under the captions entitled “Certain Relationships and Related Party Transactions” and “Board of Directors and Committees of the Board of Directors” in our definitive proxy statement (to be filed hereafter) in connection with our 2008 Annual Meeting of Stockholders and possibly elsewhere in the proxy statement (or will be filed by amendment to this Report).

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information under the caption entitled “Ratification of Independent Registered Public Accounting Firm” in our definitive proxy statement (to be filed hereafter) in connection with our 2008 Annual Meeting of Stockholders and possibly elsewhere in the proxy statement (or will be filed by amendment to this Report).

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)       Financial Statements

See accompanying Financial Statements beginning on page F-1.

(a)(2)       Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, are inapplicable or the information is included in the Financial Statements, and therefore, have been omitted.

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

4.1

Specimen certificate for shares of common stock, $.01 par value (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-123028) filed with the SEC on April 29, 2005)

*10.1

Amended and Restated Employment Agreement by and between R. Edward Anderson and Citi Trends, Inc., dated as of December 30, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2005)

*10.2

Amended and Restated Employment Agreement by and between George Bellino and Citi Trends, Inc., dated as of December 30, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2005)

10.3

The Loan and Security Agreement, dated as of April 2, 1999, by and between Congress Financial Corporation (Southwest) and Allied Fashion, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-123028) filed with the SEC on February 28, 2005)

10.4

First Amendment to Loan and Security Agreement, dated as of June 28, 2000, by and between Congress Financial Corporation (Southwest) and Allied Fashion, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-123028) filed with the SEC on February 28, 2005)

10.5

Second Amendment to Loan and Security Agreement, dated as of November 30, 2000, by and between Congress Financial Corporation (Southwest) and Allied Fashion, Inc. (Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-123028) filed with the SEC on February 28, 2005)

10.6

Third Amendment to Loan and Security Agreement, dated as of January 2003, by and between Congress Financial Corporation (Southwest) and Citi Trends, Inc. (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-123028) filed with the SEC on February 28, 2005)

10.7

Fourth Amendment to Loan and Security Agreement, dated as of February 9, 2005, by and between Congress Financial Corporation (Southwest) and Citi Trends, Inc. (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-123028) filed with the SEC on February 28, 2005)

10.8

Fifth Amendment to the Loan and Security Agreement, dated as of May 18, 2006, by and between Wachovia Capital Finance (formerly Congress Financial Corporation) and Citi Trends, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2006)

10.9

Lease Agreement, dated as of September 30, 2004, by and between Meyer Warehouse, LLC, as landlord, and Citi Trends, Inc., as tenant (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-123028) filed with the SEC on February 28, 2005)

10.11

$3.0 Million Loan Agreement between Citi Trends, Inc. and Bank of America dated June 16, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2006)

10.12

Amendment No. 1 dated August 28, 2006 to $3.0 Million Loan Agreement between Citi Trends, Inc. and Bank of America dated June 16, 2006 (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended February 3, 2007)

*10.13

Allied Fashion, Inc. Amended and Restated 1999 Stock Option Plan (as previously amended and restated effective as of June 17, 2004) (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-8 (File No. 333-125611) filed with the SEC on June 8, 2005)

*10.14

Amendment to the 1999 Allied Fashion Inc. Stock Option Plan (as previously amended and restated effective as of June 17, 2004) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 28, 2006)

*10.15	Citi Trends, Inc. 2005 Long Term Incentive Plan (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-8 (File No. 333-125611) filed with the SEC on June 8, 2005)

*10.16	Amendment to the Citi Trends, Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 28, 2006)

*10.17	Amendment to the Citi Trends, Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended February 3, 2007)

*10.18	Form of Restricted Stock Award Agreement for Employees (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 30, 2007)

*10.19	Form of Restricted Stock Award Agreement for Directors (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended February 3, 2007)

*10.20	Form of Stock Option Agreement for Employees (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended February 3, 2007)

*10.21	Form of Stock Option Agreement for Directors (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended February 3, 2007)

*10.22	Offer Letter to Bruce D. Smith dated April 2, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2007)

*10.23

Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and Bruce D. Smith dated April  2, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2007)

*10.24	Offer Letter to Ivy Council dated December 6, 2006

10.25	Credit Agreement dated March 26, 2008 among Citi Trends, Inc., as Borrower, the Subsidiaries of the Borrower identified therein, as the Guarantors, and Bank of America, N.A., as Lender

23.1	Consent of KPMG LLP

31.1	Certification of R. Edward Anderson, Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Bruce D. Smith, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of R. Edward Anderson, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Bruce D. Smith, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                    Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITI TRENDS, INC.
(Registrant)

Date	April 16, 2008	By	/s/ R. Edward Anderson	/s/ Bruce D. Smith
			R. Edward Anderson	Bruce D. Smith
			Chief Executive Officer (Principal Executive Officer)	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ R. Edward Anderson	Chief Executive Officer	April 16, 2008
R. Edward Anderson	(Principal Executive Officer) and
Chairman of the Board of Directors

/s/ Bruce D. Smith	Senior Vice President and	April 16, 2008
Bruce D. Smith	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Brian P. Carney	Director	April 16, 2008
Brian P. Carney

/s/ Lawrence E. Hyatt	Director	April 16, 2008
Lawrence E. Hyatt

/s/ John S. Lupo	Director	April 16, 2008
John S. Lupo

/s/ Patricia M. Luzier	Director	April 16, 2008
Patricia M. Luzier

Citi Trends, Inc.
Index to Financial Statements

FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED FEBRUARY 2, 2008, FEBRUARY 3, 2007 AND JANUARY 28, 2006

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we assessed the effectiveness of our internal control over financial reporting as of February 2, 2008, based on the criteria described in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, the Company’s management concluded that the Company’s internal control over financial reporting was effective based on those criteria as of February 2, 2008.

Our independent registered public accounting firm, KPMG LLP, audited the effectiveness of the Company’s internal control over financial reporting as of February 2, 2008, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Citi Trends, Inc.:

We have audited the accompanying balance sheets of Citi Trends, Inc. (the “Company”) as of February 2, 2008, and February 3, 2007, and the related statements of income, stockholders’ equity and cash flows for each of the fiscal years ended February 2, 2008, February 3, 2007, and January 28, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Citi Trends, Inc. as of February 2, 2008 and February 3, 2007, and the results of its operations and its cash flows for each of the fiscal years ended February 2, 2008, February 3, 2007, and January 28, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in note 2 to the financial statements, effective February 4, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FAS 109, effective January 29, 2006, the Company adopted the provisions of the Statement of Financial Accounting No. 123R, “Share-Based Payment”, and effective January 28, 2006 the Company adopted the provisions of the Financial Accounting Standards Board Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Citi Trends, Inc.’s internal control over financial reporting as of February 2, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 14, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

April 14, 2008

Jacksonville, Florida

Certified Public Accountants

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Citi Trends, Inc.:

We have audited Citi Trends, Inc.’s internal control over financial reporting as of February 2, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Citi Trends, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Citi Trends, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 2, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Citi Trends, Inc. as of February 2, 2008 and February 3, 2007 and the related statements of income, stockholders’ equity, and cash flows for each of the fiscal years ended February 2, 2008, February 3, 2007, and January 28, 2006 and our report dated April 14, 2008 expressed an unqualified opinion on those financial statements.

/s/KPMG LLP

April 14, 2008

Jacksonville, Florida

Certified Public Accountants

Citi Trends, Inc.

Balance Sheets
February 2, 2008 and February 3, 2007

(in thousands, except per share and share amounts)

	February 2, 2008	February 3, 2007
Assets
Current assets:
Cash and cash equivalents	$6,203	$7,707
Short-term investments	56,165	65,956
Inventory	82,420	73,360
Prepaid and other current assets	5,888	4,810
Deferred tax asset	2,838	2,190
Total current assets	153,514	154,023
Property and equipment, net	52,207	34,754
Goodwill	1,371	1,371
Deferred tax asset	2,756	1,681
Other assets	329	278
Total assets	$210,177	$192,107

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$43,566	$46,894
Accrued expenses	11,864	9,393
Accrued compensation	5,225	6,194
Current portion of long-term debt	—	109
Current portion of capital lease obligations	1,580	1,659
Income tax payable	1,155	830
Layaway deposits	635	576
Total current liabilities	64,025	65,655
Capital lease obligations, less current portion	1,403	2,983
Other long-term liabilities	6,602	5,260
Total liabilities	72,030	73,898

Stockholders’ equity:
Common stock, $0.01 par value. Authorized 32,000,000 shares; 14,265,471 shares issued as of February 2, 2008 and 13,972,437 shares issued as of February 3, 2007; 14,099,721 shares outstanding as of February 2, 2008 and 13,806,687 shares outstanding as of February 3, 2007	142	140
Paid in capital	68,276	62,855
Retained earnings	69,894	55,379
Treasury stock, at cost; 165,750 shares as of February 2, 2008 and February 3, 2007	(165)	(165)
Total stockholders’ equity	138,147	118,209

Commitments and contingencies (note 9)
Total liabilities and stockholders’ equity	$210,177	$192,107

See accompanying notes to financial statements

Citi Trends, Inc.

Statements of Income
Years Ended February 2, 2008, February 3, 2007 and January 28, 2006

(in thousands, except per share amounts)

	Fiscal 2007	Fiscal 2006	Fiscal 2005
Net sales	$437,515	$381,918	$289,804
Cost of sales	278,783	235,744	178,953
Gross profit	158,732	146,174	110,851
Selling, general and administrative expenses	127,470	107,535	83,559
Depreciation and amortization	12,583	8,326	6,087
Income from operations	18,679	30,313	21,205
Interest income	2,383	2,014	891
Interest expense	(469)	(359)	(345)
Income before income tax expense	20,593	31,968	21,751
Income tax expense	6,379	10,617	7,551
Net income	$14,214	$21,351	$14,200

Basic net income per common share	$1.02	$1.57	$1.21

Diluted net income per common share	$1.00	$1.51	$1.08

Weighted average number of shares outstanding
Basic	13,946	13,575	11,747
Diluted	14,223	14,138	13,149

 See accompanying notes to financial statements

Citi Trends, Inc.

Statements of Cash Flows
 Years Ended February 2, 2008, February 3, 2007 and January 28, 2006

(in thousands)

	Fiscal 2007	Fiscal 2006	Fiscal 2005
Operating activities:
Net income	$14,214	$21,351	$14,200
Adjustments to reconcile net income to net cash provided by operating activities:
Dividends on preferred shares subject to mandatory redemption	—	—	100
Depreciation and amortization	12,583	8,326	6,087
Deferred income taxes	(1,401)	(2,248)	(1,302)
Loss on disposal of property and equipment	59	90	161
Noncash stock-based compensation expense	1,496	842	101
Excess tax benefits from stock-based payment arrangements	(3,516)	(12,249)	4,180
Changes in assets and liabilities:
Inventory	(9,060)	(19,339)	(17,848)
Prepaid and other current assets	(1,078)	(1,710)	(288)
Other assets	(51)	(85)	(104)
Accounts payable	(3,328)	6,189	17,562
Accrued expenses and other long-term liabilities	3,813	4,442	3,788
Accrued compensation	(969)	1,214	2,443
Income tax payable	3,820	12,031	(1,407)
Layaway deposits	59	258	65
Net cash provided by operating activities	16,641	19,112	27,738

Investing activities:
Purchases of short-term investments	(33,989)	(49,476)	(67,057)
Sales of short-term investments	43,780	37,978	12,599
Insurance proceeds received	—	269	—
Purchases of property and equipment	(30,095)	(15,652)	(11,554)
Net cash used in investing activities	(20,304)	(26,881)	(66,012)

Financing activities:
Excess tax benefits from stock-based payment arrangements	3,516	12,249	—
Repayments on long-term debt and capital lease obligations	(1,768)	(786)	(2,442)
Redemption of preferred shares	—	—	(3,605)
Proceeds from payment of stockholder note receivable	—	—	24
Cash used to settle equity instruments granted under stock-based payment arrangements	—	(896)	—
Proceeds from the sale of stock and exercise of stock options	411	914	41,480
Net cash provided by financing activities	2,159	11,481	35,457
Net (decrease) increase in cash and cash equivalents	(1,504)	3,712	(2,817)
Cash and cash equivalents:
Beginning of period	7,707	3,995	6,812
End of period	$6,203	$7,707	$3,995

Supplemental disclosures of cash flow information:
Cash paid for interest	$446	$321	$741
Cash paid for income taxes	$3,961	$834	$6,081
Supplemental disclosures of noncash activities:
Purchases of property and equipment financed through capital leases	$—	$4,809	$514
Paid in Capital for the exercise of stock options satisfied by the surrender of shares	$13	$23	$—
Recognition of asset retirement obligations with the adoption of FIN 47	$—	$—	$221
Insurance settlement not yet received related to loss of fixed assets and inventory	$—	$—	$538
Cumulative effect of adoption of FIN 48	$301	$—	$—

See accompanying notes to financial statements

Citi Trends, Inc.

Statements of Stockholders’ Equity
 Years Ended February 2, 2008, February 3, 2007 and January 28, 2006

(in thousands, except share amounts)

	Common Stock		Paid in	Retained	Treasury Stock		Subscription
	Shares	Amount	Capital	Earnings	Shares	Amount	Receivable	Total
Balances—January 29, 2005	9,460,750	$95	$4,030	$19,828	165,750	$(165)	$(24)	$23,764
Initial public offering	3,277,500	33	41,059					41,092
Exercise of stock options	441,515	4	384					388
Tax benefit of stock options exercised			4,180					4,180
Stock-based compensation expense			101					101
Payment received on subscription receivable							24	24
Net income				14,200				14,200
Balances—January 28, 2006	13,179,765	$132	$49,754	$34,028	165,750	$(165)	$—	$83,749
Exercise of stock options	792,672	8	929					937
Tax benefit of stock options exercised			12,249					12,249
Stock-based compensation expense			842					842
Net share settlement of options			(919)					(919)
Net income				21,351				21,351
Balances—February 3, 2007	13,972,437	$140	$62,855	$55,379	165,750	$(165)	$—	$118,209
Cumulative effect of adoption of FIN 48				301				301
Exercise of stock options	228,563	2	409					411
Tax benefit of stock options exercised			3,516					3,516
Issuance of unvested shares to employees and directors under incentive plan	64,471							—
Stock-based compensation expense			1,496					1,496
Net income				14,214				14,214
Balances—February 2, 2008	14,265,471	$142	$68,276	$69,894	165,750	$(165)	$—	$138,147

See accompanying notes to financial statements

Citi Trends, Inc.

Notes to Financial Statements
February 2, 2008, February 3, 2007 and January 28, 2006

(1)           Organization and Business

Citi Trends, Inc. (the “Company”) is a rapidly growing, value-priced retailer of urban fashion apparel and accessories for the entire family. As of February 2, 2008, the Company operated 319 stores in 20 states.

(2)           Summary of Significant Accounting Policies

(a)   Fiscal Year

The Company’s fiscal year ends on the Saturday closest to January 31 of each year. The years ended February 2, 2008, February 3, 2007 and January 28, 2006 are referred to as fiscal 2007, fiscal 2006 and fiscal 2005, respectively, in the accompanying financial statements. Fiscal year 2006 is comprised of 53 weeks.  Fiscal years 2007 and 2005 are each comprised of 52 weeks.

(b)   Cash and Cash Equivalents

For purposes of the balance sheets and statements of cash flows, the Company considers all highly liquid investments with maturities at date of purchase of three months or less to be cash equivalents.

(c)   Short-term Investments

The Company classifies all investments as available-for-sale. Available-for-sale securities are carried at estimated fair value, based on available market information, with unrealized gains and losses, if any, reported as a component of stockholders’ equity. Short-term investments consist exclusively of municipal auction rate securities (“ARS”) issued by student loan funding organizations. These securities are high-grade (AAA rated) and approximately 84% of them are either guaranteed by the Department of Education under the Federal Family Education Loan Program (40%) or backed by insurance companies, AMBAC Assurance Corporation (35%) and MBIA Insurance Corporation (9%). Historically, the ARS provided liquidity via an auction process that reset the interest rate every 35 days, allowing investors to either roll over their investments or sell them at par. Since these auction rate securities typically trade at short-term intervals, they have been classified as current assets. All income generated from these investments is recorded as interest income.

Subsequent to February 2, 2008, there has been insufficient demand for these types of investments during the auctions and, as a result, these securities are not currently liquid. The Company may not be able to access cash by selling these securities without incurring a loss of principal until either, liquidity returns to the auction process, a secondary market emerges, they are redeemed by the issuer, or they mature in years ranging from 2010 to 2040.  We will assess the potential impairment in future periods based on several factors, including whether liquidity returns to the market, the forecasted recovery of the securities, and our ability and intent to hold the investments for a period of time sufficient to allow for any anticipated recovery in market value. Such an assessment may change the classification of these investments to long-term or result in an impairment charge. If we determine that the fair value of these securities is temporarily impaired, we would record a temporary charge within other comprehensive income, a component of stockholders’ equity. If it is determined that the fair value of these securities is other-than-temporarily impaired, we would record a loss in our Statements of Income.

(d)   Inventory

Inventory is stated at the lower of cost (first-in, first-out basis) or market as determined by the retail inventory method, less a provision for inventory shrinkage. Under the retail inventory method, the cost value of inventory and gross margins are determined by calculating a cost-to-retail ratio and applying it to the retail value of inventory.

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

(f)   Goodwill

Goodwill represents the excess of the purchase price over the fair value of assets acquired.  Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 142, goodwill acquired in a purchase business combination and determined to have an indefinite useful life is not amortized, but instead tested for impairment at least annually. The Company performed this analysis at the end of fiscal 2007 and fiscal 2006 and no impairment was indicated for either year.

(g)    Impairment of Long-Lived Assets

In accordance with Financial Accounting Standards Board (“FASB”) Statement No. 144 (“Statement 144”), Accounting for the Impairment or Disposal of Long-Lived Assets, if facts and circumstances indicate that a long-lived asset, including property and equipment, may be impaired, the carrying value of long-lived assets is reviewed. If this review indicates that the carrying value of the asset will not be recovered as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value. Impairment losses in the future are dependent on a number of factors such as site selection and general economic trends, and thus could be significantly different from historical results. To the extent the Company’s estimates for net sales, gross profit and store expenses are not realized, future assessments of recoverability could result in impairment charges.

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

Effective January 29, 2006, the Company began recording compensation expense associated with all stock options and unvested restricted stock in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), as interpreted by SEC Staff Accounting Bulletin No. 107. The Company selected the “Modified Prospective” transition approach for adoption of SFAS No. 123R. Under the Modified Prospective approach, prior periods are not restated. Compensation expense for the unvested portions of grants awarded prior to January 29, 2006 are recognized over the grants’ remaining service periods using the compensation cost calculated previously for pro-forma disclosure under APB Opinion No. 25. For awards granted after January 28, 2006, the Company is recognizing compensation expense based on the grant-date fair value calculated in accordance with SFAS No. 123R. See Note 8 for additional information on the Company’s stock-based compensation plans.

(i)   Revenue Recognition

Revenue from retail sales is recognized at the time of the sale, net of sales taxes collected and net of an allowance for estimated returns. The Company allows for returns up to 10 days after the date of sales and the Company reduces revenues for each fiscal year  for returns in the 10 days after the year ends. Revenue from layaway sales is recognized when the customer has paid for and received the merchandise. If the merchandise is not fully paid for within 60 days, the customer is given a store credit for merchandise payments made, less a re-stocking fee and a layaway service charge. Layaway service charges, which are non-refundable, are recognized in revenue when collected. All sales are from cash, check or major credit card company transactions. The Company does not offer company-sponsored customer credit accounts or gift cards.

(j)   Cost of Sales

Cost of sales includes the cost of inventory sold during the period and transportation costs, including inbound freight and freight from the distribution centers to the stores, net of discounts and allowances. Distribution center costs, store occupancy expenses and advertising expenses are not considered components of cost of sales and are included as part of selling, general and administrative expenses.

(k)   Certain Financial Instruments with Characteristics of Both Liabilities and Equity

The Company has adopted SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 also includes required disclosures for financial instruments within its scope. For the Company, SFAS No. 150 was effective for instruments entered into or modified after May 1, 2003 and otherwise effective as of February 1, 2004, except for mandatorily redeemable financial instruments. As such, the Company adopted the provisions of SFAS No. 150 for its Series A Preferred Stock on July 6, 2003 which required the Company to classify the Series A Preferred Stock as a liability on the balance sheet. The effective date of SFAS No. 150 has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. To illustrate the effect of SFAS No. 150, the following table shows net income if SFAS No. 150 was not adopted (in thousands).

	2007	2006	2005
Net income, as reported	$14,214	$21,351	$14,200
Add dividends on preferred shares subject to mandatory redemption	—	—	100
Pro forma net income	$14,214	$21,351	$14,300

(l)   Earnings per Share

Basic earnings per common share amounts are calculated using the weighted average number of common shares outstanding for the period. Diluted earnings per common share amounts are calculated using the weighted average number of common shares outstanding plus the potential common shares that would have been outstanding upon the assumed exercise of all dilutive stock options and vesting of nonvested restricted stock.

The following table provides a reconciliation of the number of average common shares outstanding used to calculate earning per share to the number of common shares and common stock equivalents outstanding used in calculating diluted earnings per share for fiscal 2007, fiscal 2006 and fiscal 2005:

	2007	2006	2005
Average number of common shares outstanding	13,946,342	13,574,718	11,746,866
Incremental shares from assumed exercises of stock options	276,887	563,345	1,401,736
Average number of common shares and common stock equivalents outstanding	14,223,229	14,138,063	13,148,602

In accordance with SFAS No. 128, Earnings per Share, the Company calculates the dilutive effect of stock-based compensation arrangements using the treasury stock method.  This method assumes that the proceeds the Company receives from the exercise of stock options are used to repurchase common shares in the market.  The adoption of SFAS No. 123R requires the Company to include as assumed proceeds the amount of compensation cost attributed to future services and not yet recognized, and the amount of tax benefits (both deferred and current), if any, that would be credited to additional paid-in capital assuming exercise of outstanding options and vesting of nonvested restricted stock.  For fiscal 2007, fiscal 2006 and fiscal 2005, respectively, there were 61,000, 23,000 and 7,000 options outstanding to purchase shares of common stock excluded from the calculation of diluted earnings per share because of antidilution.  There were no shares of nonvested restricted stock included in the calculation of diluted earnings per share for fiscal 2007, fiscal 2006 and fiscal 2005, because of antidilution.

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

(m)   Advertising

The Company expenses advertising as incurred. Advertising expense for fiscal 2007, fiscal 2006 and fiscal 2005 was approximately $2.5 million, $1.9 million and $1.6 million, respectively.

(n)   Operating Leases

The Company accounts for its store and other leases in accordance with SFAS No. 13, Accounting for Leases, and other authoritative guidance.

Certain leases contain tenant improvement allowances, rent holidays, rent escalation clauses and/or contingent rent provisions. Incentives, rent holidays and minimum rental expenses are recognized on a straight-line basis over the term of the lease based on the date of possession, which is generally the date the property is available to the Company to make improvements in preparation of its intended use. For tenant improvement allowances, the Company records a deferred rent liability on the balance sheet and amortizes the deferred rent over the term of the lease as a reduction to rent expense.

In March 2005, the FASB issued FASB interpretation (“FIN”) 47, Accounting for Conditional Asset Retirement Obligations, which is an interpretation of SFAS 143, Accounting for Asset Retirement Obligations. This interpretation clarifies terminology within SFAS 143 and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The Company adopted FIN 47 as of January 28, 2006 and had a liability of $420,000 and $355,000 at February 2, 2008 and February 3, 2007, respectively, which is included in other long-term liabilities on the accompanying balance sheets and represents estimated expenses that would be incurred upon the termination of the Company’s operating leases.

(o)   Store Opening and Closing Costs

New and relocated store opening period costs are charged directly to expense when incurred. When the Company decides to close or relocate a store, the Company records an expense for the present value of expected future rent payments, net of sublease income, if any, in the period that a store closes or relocates. All store opening and closing costs are included in selling, general and administrative expenses on the statements of income.

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

The most significant estimates made by management include those made in the valuation of inventory, stock-based compensation, property and equipment, income taxes, goodwill, and sales returns and allowances. Management periodically evaluates estimates used in the preparation of the financial statements for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based on such periodic evaluations.

(r)   Business Reporting Segments

The Company is a value-priced retailer of urban fashion apparel and accessories for the entire family. The Company’s executive officers review performance and the allocation of resources on a store by store basis. Because the Company operates one business activity and the level of review by the Company’s executive officers is on a store by store basis, the Company has determined that its operations are within one reportable segment. Accordingly, financial information on industry segments is not applicable. All sales and assets are located within the United States.

(s)   Other Comprehensive Income

The Company did not have any components of other comprehensive income for fiscal 2007, 2006 and 2005.

(t)   Recent Accounting Pronouncements

In June 2006, the Emerging Issues Task Force (“EITF”) ratified EITF Issue 06-3, “How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” A consensus was reached that entities may adopt a policy of presenting taxes in the income statement on either a gross or net basis. An entity should disclose its policy of presenting taxes and the amount of any taxes presented on a gross basis should be disclosed, if significant. The guidance is effective for periods beginning after December 15, 2006. The Company presents sales net of sales taxes. EITF 06-3 did not impact the method for recording these sales taxes in the Company’s financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting and disclosure for uncertain tax positions, as defined therein.  FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.  In May 2007, the FASB issued FSP FIN 48-1, Definition of a Settlement in FASB Interpretation No. 48 (“FSP FIN 48-1”).  FSP FIN 48-1 clarifies when a tax position is considered settled under FIN 48.  Per FSP FIN 48-1, a tax position is considered “effectively settled” upon completion of the examination by the taxing authority without being legally extinguished.  For “effectively settled” tax positions, a company can recognize the full amount of the tax benefit.  FSP FIN 48-1 was effective with the Company’s adoption of FIN 48.  On February 4, 2007, the Company adopted the provisions of FIN 48.  FIN 48 requires that each tax position be reviewed and assessed with recognition and measurement of the tax benefit based on a “more-likely-than-not” standard with respect to the ultimate outcome, regardless of whether this assessment is favorable or unfavorable.  The Company has completed its review and assessment of all tax positions and during fiscal year 2007 recorded a net benefit to retained earnings and a decrease to current liabilities of $301,000 in accordance with the new accounting guidance.  The Company files income tax returns in U.S. Federal and state jurisdictions where it does business and is subject to examinations by the IRS and other taxing authorities.  At February 2, 2008, there were no benefits taken on the Company’s income tax returns that do not qualify for financial statement recognition under FIN 48.   Under FIN 48, if a tax position does not meet the minimum statutory threshold to avoid payment of penalties and interest, a company is required to recognize an expense for the amount of the interest and penalty in the period in which the company claims or expects to claim the position on its tax return.  For financial statement purposes, FIN 48 allows companies to elect whether to classify such charges as either income tax expense or another expense classification.  Should such expense be incurred in the future, the Company will classify such interest as a component of interest expense and penalties as a component of income tax expense.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measures (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and requires additional disclosures about fair value measurements.  SFAS No. 157 does not expand the use of fair value in any new circumstances.  The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings.  The provisions of SFAS No. 157, as issued, are effective for fiscal years beginning after November 15, 2007.  However, at the February 6, 2008 meeting, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”) and agreed to defer for one year the effective date of Statement 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually).  Also in February 2008, the FASB issued FSP FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP FAS 157-1”).  FSP FAS 157-1 amends FASB Statement No. 157, to exclude FASB Statement No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement 13.  FSP FAS 157-1 is effective with the initial adoption of SFAS 157.  The Company does not expect that SFAS No. 157, including FSP FAS 157-1, will have a significant impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  SFAS No. 159 applies to all entities that elect the fair value option.  The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007 which for the Company allows adoption of this statement in the fiscal year beginning February 3, 2008.  The Company has not chosen the fair value option for any financial assets and liabilities, therefore, this statement is not expected to have any impact on the Company’s financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin 110, Share-Based Payment (“SAB 110”).  SAB 110 allows for continued use of the simplified method for estimating the expected term of “plain vanilla” share option grants under specified conditions.  The expected term used to value a share option grant under the simplified method is the mid-point between the vesting date and the contractual term of the share option.  SAB 110 eliminates the December 31, 2007 sunset provision previously specified in

SAB 107, Share-Based Payment.  SAB 110 is effective for share option grants made on or after January 1, 2008.  As noted in Note 8(f), the Company has utilized the simplified method for estimating the expected term of its stock option grants under SAB 107 and SAB 110 and will continue to utilize this simplified method until the Company has sufficient historical exercise data to provide a reasonable basis to estimate the expected term.

(u)   Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The Company decreased cash and accounts payable through a reclassification of outstanding checks in the amount of $3,995,000, $5,084,000 and $4,989,000 at February 3, 2007, January 28, 2006 and January 29, 2005, respectively. This reclassification also caused net cash provided by operating activities shown in the statements of cash flows to increase by $1,089,000 in fiscal 2006 and decrease by $95,000 in fiscal 2005 from that previously reported.

(3)           Property and Equipment, net

The components of property and equipment at February 2, 2008 and February 3, 2007 are as follows (in thousands):

	February 2, 2008	February 3, 2007
Land	$858	$858
Buildings	4,708	3,204
Leasehold improvements	31,992	22,367
Furniture, fixtures and equipment	35,293	25,968
Computer equipment	13,519	11,880
Construction in progress	7,799	—
	94,169	64,277
Accumulated depreciation and amortization	(41,962)	(29,523)
	$52,207	$34,754

Technology equipment held under capital leases and related accumulated depreciation was $8.4 million and $5.5 million, respectively, at February 2, 2008 and $8.5 million and $3.8 million, respectively, at February 3, 2007.

(4)           Revolving Lines of Credit

The Company had a $25 million revolving line of credit with Wachovia Capital Finance secured by substantially all of the Company’s assets and pursuant to which the Company paid customary fees. This secured line of credit expired on April 2, 2007 and was not renewed.

In September 2003, the Company entered into a $3 million unsecured revolving line of credit with Bank of America that expired on June 26, 2007. This facility was renewed for a period of one year, expiring June 30, 2008. Borrowings under the credit agreement bear interest at the London Interbank Offered Rate (“LIBOR”) plus 2.00%. At February 2, 2008, there were no outstanding borrowings on the unsecured revolving line of credit.

On March 26, 2008, the Company obtained a $35 million unsecured revolving credit facility with Bank of America, replacing the $3 million facility described above.  This facility has a term of 364 days, has an unused commitment fee equal to 0.15%, and has one restrictive financial covenant (adjusted leverage ratio). The payment of cash dividends is prohibited under the terms of the facility. Loans under the facility shall bear interest at either (a) a rate equal to the higher of (i) the Federal Funds Rate plus 0.50% and (ii) Bank of America’s prime rate, plus an applicable margin; or (b) a rate equal to LIBOR plus an applicable margin. The applicable margin is dependent on the Company’s adjusted leverage ratio and ranges from 1.00% to 1.50% for LIBOR-based loans, and from 0.00% to 0.50% for prime rate-based loans. The Company has had no borrowings under this facility.

(5)           Long-term Debt and Capital Lease Obligations

Capital Leases. The Company has capital lease obligations that finance the purchase of certain technology equipment. These obligations have maturity dates ranging from May 2008 to December 2009. All of these obligations are secured by the technology equipment.  The lease agreements contain cross default provisions which make the Company in default on the lease if the Company is out of compliance with any other borrowing agreements.

As of February 2, 2008 and February 3, 2007, long-term debt and capital lease obligations consist of the following (in thousands):

	February 2, 2008	February 3, 2007
Non-negotiable three year junior subordinated note payable on September 30, 2007 issued in exchange for 600 shares of common stock, interest rate at 6%	$—	$109
Capital lease obligations issued to finance purchase of technology equipment; payable in monthly installments averaging approximately $153 and $123 in 2008 and 2009, with maturity dates ranging from May 2008 to December 2009; interest at rates ranging from 11.3% to 13.0%; secured by technology equipment	2,983	4,642
	2,983	4,751
Less current portion of long-term debt and capital lease obligations	1,580	1,768
	$1,403	$2,983

As of February 2, 2008, annual capital lease obligation maturities are as follows (in thousands):

Fiscal Year
2008	$1,835
2009	1,475
3,310
Less portion attributable to future interest payments (at rates ranging from 11.3% to 13.0%)	(327)
$2,983

(6)           Income Taxes

Income tax expense for fiscal 2007, 2006 and 2005 consists of the following (in thousands):

	2007	2006	2005
Current:
Federal	$6,667	$10,893	$7,826
State	1,113	1,972	1,027
Total current	7,780	12,865	8,853
Deferred:
Federal	(1,080)	(1,733)	(673)
State	(321)	(515)	(629)
Total deferred	(1,401)	(2,248)	(1,302)
Total income tax expense	$6,379	$10,617	$7,551

Income tax expense computed using the federal statutory rate is reconciled to the reported income tax expense as follows for fiscal 2007, 2006 and 2005 (in thousands):

	2007	2006	2005
Statutory rate applied to income before income taxes	$7,208	$10,869	$7,395
State income taxes, net of federal benefit	870	1,371	867
State tax credits	(395)	(410)	(603)
Secondary offering expense	211	—	208
Tax exempt interest	(834)	(677)	(249)
General business credits	(697)	(403)	(114)
Dividends on preferred stock	—	—	34
Other	16	(133)	13
Income tax expense	$6,379	$10,617	$7,551

The components of deferred tax assets and deferred tax liabilities at February 2, 2008 and February 3, 2007 are as follows (in thousands):

	2007	2006
Deferred tax assets:
Deferred rent amortization	$1,413	$1,007
Inventory capitalization	1,666	1,450
Book and tax depreciation differences	1,905	811
Federal tax credits	—	918
Vacation liability	379	288
State tax credits	185	389
Stock options	970	—
Other	84	54
Total deferred tax assets	6,602	4,917

Deferred tax liabilities:
Prepaid expenses	(703)	(790)
Goodwill	(305)	(256)
Total deferred tax liabilities	(1,008)	(1,046)
Net deferred tax asset	$5,594	$3,871

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible and income tax credits may be utilized, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.  Income tax credits generated but not yet utilized by the Company may be carried forward for periods ranging from 10 to 15 years. As such, a valuation allowance for deferred tax assets was not considered necessary as of February 2, 2008 or February 3, 2007. The Company has $544,000 of tax credit carryforwards for one state, available for use through years 2016-2017 and tax credit carryforwards of $197,000 for another state, available for use through 2021. The Company files income tax returns with the U.S. federal government and various state jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years prior to fiscal 2004.

(7)           Preferred Shares Subject to Mandatory Redemption

The Company’s Series A Preferred Stock was redeemed on May 18, 2005 using a portion of the proceeds of the Company’s initial public offering (the “IPO”), which was completed on May 18, 2005.  The Company’s Series A Preferred Stock was nonvoting and had liquidation and dividend preferences over the common stock. At February 2, 2008 and February 3, 2007, the Company had no accrued interest and dividends.   In fiscal 2007, fiscal 2006 and fiscal 2005 the Company paid dividends and interest on the Series A Preferred Stock of $0, $0 and $480,000, respectively.

(8)           Stockholders’ Equity

(a)   Initial Public Offering

On May 18, 2005, the Company completed the IPO as a result of which the Company issued and sold 2,700,000 shares of common stock at $14.00 per share.  In addition, the Company received notice on May 27, 2005, that the underwriters had exercised the over-allotment option granted in connection with the IPO, pursuant to which the Company issued and sold an additional 577,500 shares on June 1, 2005. Upon completing the IPO, including the over-allotment option, the Company received aggregate gross proceeds of approximately $45.9 million and incurred approximately $4.8 million in expenses in connection with the initial public offering.  In addition, 1,150,000 shares of the Company’s common stock were sold in the IPO by certain selling stockholders of the Company, for which the Company received no proceeds.  As a result, upon the closing of the offering, there were 12,602,154 shares of common stock outstanding.   The Company’s common stock is listed on the NASDAQ Global Select Market under the symbol “CTRN”.

(b)   Stock Split

In connection with the IPO, on May 11, 2005, the Board of Directors approved a 26-for-1 stock split of the Company’s common stock. All share and per share amounts related to common stock and stock options included in the accompanying financial statements and notes have been restated to reflect the stock split.

(c)   Secondary Offering

On January 31, 2006, the Company completed a secondary offering of shares of the Company’s common stock by certain of its stockholders that was priced at $42.25 per share.  The offering consisted of 1,926,250 shares of the Company’s common stock.  All of the shares were sold by stockholders of the Company and, as a result, the Company did not receive any of the proceeds from the offering.  In connection with the offering, certain of the Company’s stockholders exercised options which were then sold in the offering for which the Company received approximately $473,000.  The Company incurred expenses in fiscal 2005 in connection with the secondary offering of approximately $525,000.

On June 18, 2007, the Company completed another secondary offering of shares of the Company’s common stock by certain of its stockholders that was priced at $37.92 per share.  The offering consisted of 2,455,250 shares of the Company’s common stock.  All of the shares were sold by stockholders of the Company and, as a result, the Company did not receive any of the proceeds from the offering.  In connection with the offering, certain of the Company’s stockholders exercised options which were then sold in the offering for which the Company received approximately $50,000.  The Company incurred expenses in fiscal 2007 in connection with the secondary offering of approximately $600,000.

(d)   Use of IPO Proceeds

The Company received net proceeds of approximately $41.1 million from the IPO.  Following the closing of the IPO, each of the Company’s 3,605 shares of Series A Preferred Stock (See note 7) were redeemed and extinguished for approximately $3.6 million, and the Company repaid in full the mortgage on its Fahm Street Headquarters and Distribution Center in the amount of approximately $1.5 million. Subsequent to the IPO, the Company spent through the end of fiscal 2005 approximately $6.8 million on capital expenditures for new stores and $2.4 million for the new distribution center in Darlington and utilized the remainder of the net proceeds of the IPO for general corporate purposes.

(e)   Stock Options Issued Below Fair Market Value Prior to Initial Public Offering

The Company issued 124,774 stock options to employees and directors in fiscal 2004 and 436,800 stock options to an officer in fiscal 2001 at exercise prices that were deemed to be below the fair market value of the stock.   Since the estimated fair market value of the Company’s common stock exceeded the exercise prices of the options on the dates of their respective grants, the Company recognized compensation expense related to these options in fiscal 2005 of approximately $101,000.

(f)   Stock-Based Compensation

On March 8, 2005, the Company adopted the 2005 Citi Trends, Inc. Long Term Incentive Plan,  (the “Incentive Plan”), which became effective upon the consummation of the Company’s initial public offering in May 2005.   The Incentive Plan superseded and replaced the 1999 Allied Fashion Stock Option Plan (the “1999 Plan”).  The 1999 Plan provided for the grant of incentive and nonqualified options to key employees and directors. The Board of Directors determined the exercise price of the option grants.  The option grants generally vested in equal installments over four years from the date of grant and are generally exercisable up to ten years from the date of grant, which is the contractual life of the options. The Company authorized up to 1,950,000 shares of common stock for issuance under the 1999 Plan. In August 2006, the plan was amended to permit the exercise price of stock options to be satisfied through net share settlements.

The Incentive Plan provides for the grant of incentive and nonqualified options, nonvested restricted stock and other forms of stock-based compensation to key employees and directors.  The Board of Directors determines the exercise prices of the option grants which are generally equal to the closing market price of the Company’s stock on the date of grant.  Option grants generally vest in equal installments over four years from the date of grant for employees and over one to three years for directors and are generally exercisable up to ten years from the date of grant.   Under the Incentive Plan, the Company may issue up to 1,300,000 shares of common stock that may be issued upon the exercise of stock options and other equity incentive awards.  In August 2006, the plan was amended to permit the exercise price of stock options to be satisfied through net share settlements.

For fiscal years prior to 2006, the Company applied the intrinsic-value-based method of accounting prescribed by APB Opinion No. 25 and related interpretations, including FIN No. 44, to account for its fixed-plan stock options. Under this method, compensation expense was recorded on the date of grant only if the then-current fair value of the underlying stock exceeded the exercise price.  The Company recognized the fair value of stock rights granted to non-employees in the financial statements. SFAS No. 123 and SFAS No. 148 established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by the accounting standards, the Company continued to apply the intrinsic-value based method of accounting as described previously and adopted only the disclosure requirements of SFAS No. 123, as amended.

Effective January 29, 2006, the Company began recording compensation expense associated with all stock options and other forms of equity compensation in accordance with SFAS No. 123R. The Company selected the “Modified Prospective” transition approach for adoption of SFAS No. 123R. Under the Modified Prospective approach, prior periods are not restated. Compensation expense for the unvested portions of grants awarded prior to January 29, 2006 are recognized over the grants’ remaining service periods using the compensation cost calculated previously for pro-forma disclosure under APB Opinion No. 25 . For awards granted after January 28, 2006, the Company is recognizing compensation expense based on the grant-date fair value calculated in accordance with SFAS No. 123R.

Under SFAS No. 123R, the fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model, which uses the assumptions noted in the following table. Expected volatility is based on estimated future volatility of the Company’s common stock price. Having completed its initial public offering in May 2005, the Company has limited historical data regarding the price of its publicly traded shares.  To estimate future volatility of the Company’s stock price, the stock price volatility of similar entities for which shares have been publicly traded for a period of seven years or more was measured (seven years is used because the weighted average expected life of the Company’s stock options is between six and seven years). The Company uses historical data to estimate forfeitures used in the model. The expected term of options granted is based on guidance provided by the SEC Staff Accounting Bulletins 107 and 110 (“simplified method” for “plain vanilla” options).  The simplified method (available for entities which do not have sufficient historical exercise data available for making a refined estimate of expected term) assumes a 10 year contractual term with vesting at a rate of 25% per year. Accordingly, expected term = ((vesting term + original contractual term)/2). The risk-free interest rate for the periods which corresponds with the expected life of the option is based on the U.S. Treasury yield curve for the vesting period in effect at the time of grant.

No options were granted in fiscal 2007.   The fair value of options granted during fiscal 2006 and 2005 were estimated using the following weighted average assumptions:

	2006	2005
Expected dividend yield	0.00%	0.00%
Expected volatility	50.00%	50.00%
Risk-free interest rate	4.71%	3.73%
Weighted-average expected life, in years	6.2 years	6.2 years

A summary of the status of stock options under the Company’s stock option plans and changes during fiscal 2007 is presented in the table below:

	2007
	Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at beginning of period	818,291	$7.67	5.7	$—
Granted	—	—	—	—
Exercised	(228,563)	1.87	3.6	—
Net shares settled	(1,503)	8.39	5.9	—
Forfeited	(28,084)	18.74	7.2	—

Outstanding at end of period	560,141	$9.48	5.0	$5,190,425

Vested or expected to vest at February 2, 2008	513,111	$8.15	4.7	$5,105,386

Exercisable at February 2, 2008	423,818	$4.67	4.1	$4,990,817

For fiscal 2007, the range of exercise prices was $0.38 to $44.03.  For fiscal 2006, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $0.38 to $44.03 and 5.7 years, respectively.  For fiscal 2005, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $0.38 to $35.75 and 5.5 years, respectively.

The weighted average grant-date fair value of options granted during fiscal 2006 was $22.03 per share, or approximately $2,074,000, for all options granted.  The weighted average grant-date fair value of options granted during fiscal 2005 was $7.76  per share, or approximately $1,354,000, for all options granted.  Cash received from options exercised totaled approximately $400,000, $900,000 and $400,000 in fiscal 2007, fiscal 2006 and fiscal 2005, respectively.  The intrinsic value of options exercised was approximately $8,136,000, $32,823,000 and $11,341,000 in fiscal 2007, fiscal 2006 and fiscal 2005, respectively.

Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the statements of cash flows. SFAS No. 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (“excess tax benefits”) be classified as financing cash flows. Excess tax benefits realized from the exercise of stock options was approximately $3.5 million and $12.2 million in fiscal 2007 and fiscal 2006, respectively.

The Company recognized $931,000 and $842,000 in compensation expense for option grants during fiscal 2007 and fiscal 2006, respectively. No compensation cost was recognized prior to January 29, 2006, except for option grants made in 2001 and 2004 that were issued below fair market value.  Had compensation cost for the Company’s share-based compensation plans been determined consistent with SFAS No. 123R, the Company’s net income and earnings per share for fiscal 2005 would have been reduced to the following pro forma amounts (in thousands, except for per share amounts):

2005
Net income, as reported	$14,200
Add stock-based employee compensation expense included in reported net income, net of tax of $35	66
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax of $244	(459)
Pro forma net income	$13,807
As reported basic income per common share	$1.21
Pro forma basic income per common share	$1.18
As reported diluted income per common share	$1.08
Pro forma diluted income per common share	$1.05

As of February 2, 2008, the total compensation cost related to non-vested stock option awards that will be incurred in future periods amounts to approximately $1,382,000.  The weighted-average period over which this amount is expected to be recognized is 21.8 months.  The Company’s stock option plans allow the Company to issue new shares from shares authorized for issuance or repurchase shares on the open market to complete employee stock option exercises.  The Company does not currently plan to repurchase shares.

The Company’s Incentive Plan allows for grants of nonvested restricted stock.  On March 26, 2007, the Company made its initial grant of shares of nonvested stock to key employees and directors.  Shares granted to employees vest in equal installments over four years from the date of grant.  Shares issued to directors vest one year from the date of grant.  The Company records compensation expense on a straight line basis over the requisite service period of the stock recipients which is equal to the vesting period of the stock.  Total compensation cost is calculated based on the fair market value of the shares on the date of grant times the number of shares granted.  In accordance with the provisions of SFAS No. 123R, the fair market value of the shares is equal to the closing market price on the date of grant.  Using an estimated forfeiture rate equal to 8.5%, the Company expects to recognize $1,651,000 in future compensation expense from the grants of nonvested stock over the requisite service period.  Accordingly, $565,000 in compensation expense arising from nonvested stock grants was recognized during fiscal 2007.

A summary of activity related to nonvested share awards during the year ended February 2, 2008 is as follows:

	Nonvested Shares	Wtd. Avg. Grant Date Fair Value
Outstanding at beginning of year	—	$—
Granted	69,866	40.42
Forfeited	(5,395)	43.70
Outstanding at February 2, 2008	64,471	$40.14

(9)           Commitments and Contingencies

The Company leases its stores under operating leases, which generally have an initial term of five years with a five-year renewal option. Future minimum rental payments under operating leases having noncancelable lease terms at February 2, 2008 are as follows (in thousands):

Fiscal Year:
2008	$18,703
2009	17,105
2010	13,566
2011	9,872
2012	5,021
Thereafter	1,664
Total future minimum lease payments	$65,931

Certain operating leases provide for fixed monthly rentals, while others provide for rentals computed as a percentage of net sales and others provide for a combination of both fixed monthly rentals and rentals computed as a percentage of net sales. Rental expense was $19.3 million, $16.0 million and $12.2 million for fiscal 2007, fiscal 2006 and fiscal 2005 (including $1.9 million, $2.5 million and $1.7 million of percentage rent), respectively.

The Company has executed various agreements with a construction company and certain other providers of services and equipment, which commit the Company to the expansion of its distribution center in Darlington, South Carolina and the later implementation of a new warehouse management system. The distribution center is expected to be substantially completed in the spring of 2008, while implementation of the new warehouse management system is anticipated in the last half of 2008. The aggregate cost of the projects is presently expected to approximate $15 million. Through February 2, 2008, approximately $7.2 million of the cost of these projects has been incurred and paid.

The Company issues purchases orders for goods it intends to obtain in future periods.  As of February 2, 2008 the Company had $64.4 million in outstanding purchase orders with vendors for goods that will be delivered in fiscal 2008.

The Company from time to time is involved in various legal proceedings incidental to the conduct of its business, including claims by customers, employees or former employees.  While litigation is subject to uncertainties and the outcome of any litigated matter is not predictable, the Company is not aware of any legal proceedings pending or threatened against it that it expects to have a material adverse effect on its financial condition, results of operations or liquidity.

(10)         Related Party Transactions

The Company was a party to an Amended and Restated Management Consultant Agreement (the “Consulting Agreement”), effective as of February 1, 2004 with Hampshire Management Company LLC (the “Consultant”), which was an affiliate of Hampshire Equity Partners II, L.P., the Company’s largest stockholder at that time, pursuant to which the Consultant provided the Company with certain consulting services related to, but not limited to, financial affairs, relationships with lenders, stockholders and other third-party associates or affiliates, and the expansion of the Company’s business. In connection with the IPO (see note 8), the parties terminated the Consulting Agreement and the Company paid the Consultant a one time termination fee of $1.2 million in the second quarter of fiscal 2005. Included in operating expenses are the termination fees and management fees of zero for fiscal 2007 and 2006 and $1.3 million for fiscal 2005.

(11)         Valuation and Qualifying Accounts

The following table summarizes the allowance for inventory shrinkage (in thousands):

Inventory Shrinkage Reserve
Balance at January 29, 2005	$1,222
Additions charged to costs and expenses	4,339
Deductions	(3,655)
Balance at January 28, 2006	1,906
Additions charged to costs and expenses	6,398
Deductions	(6,035)
Balance at February 3, 2007	2,269
Additions charged to costs and expenses	8,374
Deductions	(8,109)
Balance at February 2, 2008	$2,534

Additions charged to costs and expenses are the result of estimated inventory shrinkage. Deductions represent actual inventory shrinkage incurred from physical inventories taken during the fiscal year.

(12)         Unaudited Quarterly Results of Operations

	Quarter Ended
	Feb. 2 2008	Nov. 3 2007	Aug. 4 2007	May 5, 2007	Feb. 3, 2007	Oct. 28 2006	July 29, 2006	Apr. 29, 2006
	(in thousands, except per share and share amounts)
Statement of Income Data:
Net sales	$134,571	$99,542	$96,826	$106,576	$126,788	$87,118	$76,330	$91,681
Cost of sales	87,145	65,026	61,734	64,878	78,104	54,155	48,112	55,372

Gross profit	47,426	34,516	35,092	41,698	48,684	32,963	28,218	36,309
Selling, general and administrative expenses	32,892	32,455	31,548	30,575	31,374	27,139	24,649	24,373
Depreciation and amortization	3,488	3,265	3,009	2,821	2,363	2,063	2,031	1,869

Income (loss) from operations	11,046	(1,204)	535	8,302	14,947	3,761	1,538	10,067
Interest expense (income), net	(583)	(415)	(415)	(501)	(395)	(385)	(418)	(457)

Income (loss) before income taxes	11,629	(789)	950	8,803	15,342	4,146	1,956	10,524
Income tax expense (benefit)	3,251	(276)	323	3,081	4,970	1,337	680	3,630

Net income (loss)	$8,378	$(513)	$627	$5,722	$10,372	$2,809	$1,276	$6,894

Net income (loss) per common share:
Basic (1)	$0.60	$(0.04)	$0.05	$0.41	$0.75	$0.21	$0.09	$0.51
Diluted (1)	$0.59	$(0.04)	$0.04	$0.40	$0.73	$0.20	$0.09	$0.49
Weighted average shares used to compute net income (loss) per common share:
Basic	14,033,557	14,022,549	13,922,130	13,807,134	13,739,277	13,583,263	13,516,060	13,447,612
Diluted	14,187,870	14,022,549	14,249,255	14,218,634	14,199,753	14,082,634	14,099,565	14,070,152

(1)             Net income (loss) per share is computed independently for each period presented. As a result, the total of the per share earnings for the four quarters may not equal the annual amount.