Form 10-Q
period 2008-05-03
Citi Trends Inc
filed 2008-05-30
CIK 1318484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number  000-51315

CITI TRENDS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	52-2150697
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

104 Coleman Boulevard
Savannah, Georgia	31408
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (912) 236-1561

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 16, 2008
Common Stock, $.01 par value	14,268,700 shares

CITI TRENDS, INC.

FORM 10-Q

Item 1. Financial Statements.

Citi Trends, Inc.

Condensed Balance Sheets

May 3, 2008 and February 2, 2008

(Unaudited)

(in thousands, except share data)

	May 3, 2008	February 2, 2008
Assets
Current assets:
Cash and cash equivalents	$4,697	$6,203
Investment securities	—	56,165
Inventory	83,258	82,420
Prepaid and other current assets	7,213	5,888
Deferred tax asset	3,221	2,838
Total current assets	98,389	153,514
Property and equipment, net	55,555	52,207
Investment securities	53,720	—
Goodwill	1,371	1,371
Deferred tax asset	4,174	2,756
Other assets	353	329
Total assets	$213,562	$210,177
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$42,221	$43,566
Accrued expenses	10,311	11,864
Accrued compensation	3,938	5,225
Current portion of capital lease obligations	1,591	1,580
Income tax payable	3,228	1,155
Layaway deposits	1,460	635
Total current liabilities	62,749	64,025
Capital lease obligations, less current portion	988	1,403
Other long-term liabilities	7,168	6,602
Total liabilities	70,905	72,030
Stockholders’ equity:
Common stock, $0.01 par value. Authorized 32,000,000 shares; 14,434,330 shares issued as of May 3, 2008 and 14,265,471 shares issued as of February 2, 2008; 14,268,580 shares outstanding as of May 3, 2008 and 14,099,721 outstanding as of February 2, 2008	142	142
Paid-in-capital	68,989	68,276
Retained earnings	75,062	69,894
Accumulated other comprehensive loss	(1,371)	—
Treasury stock, at cost; 165,750 shares as of May 3, 2008 and February 2, 2008	(165)	(165)
Total stockholders’ equity	142,657	138,147
Commitments and contingencies (note 7)
Total liabilities and stockholders’ equity	$213,562	$210,177

See accompanying notes to the condensed financial statements (unaudited).

Citi Trends, Inc.

Condensed Statements of Income

Thirteen Weeks Ended May 3, 2008 and May 5, 2007

(Unaudited)

(in thousands, except per share data)

	May 3, 2008	May 5, 2007
Net sales	$120,996	$106,576
Cost of sales	74,233	64,878
Gross profit	46,763	41,698
Selling, general and administrative expenses	36,241	30,575
Depreciation and amortization	3,703	2,821
Income from operations	6,819	8,302
Interest income	868	645
Interest expense	(87)	(144)
Income before income tax expense	7,600	8,803
Income tax expense	2,432	3,081
Net income	$5,168	$5,722
Basic net income per common share	$0.37	$0.41
Diluted net income per common share	$0.36	$0.40
Weighted average number of shares outstanding
Basic	14,048	13,807
Diluted	14,217	14,219

See accompanying notes to the condensed financial statements (unaudited).

Citi Trends, Inc.

Condensed Statements of Cash Flows

Thirteen Weeks Ended May 3, 2008 and May 5, 2007

(Unaudited)

(in thousands)

	May 3, 2008	May 5, 2007
Operating activities:
Net income	$5,168	$5,722
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,703	2,821
Loss on disposal of property and equipment	7	7
Deferred income taxes	(917)	(440)
Noncash stock-based compensation expense	445	310
Excess tax benefits from stock-based payment arrangements	(209)	(332)
Changes in assets and liabilities:
Inventory	(838)	(12,037)
Prepaid and other current assets	(429)	(86)
Other assets	(24)	(12)
Accounts payable	(1,345)	(675)
Accrued expenses and other long-term liabilities	(987)	(27)
Accrued compensation	(1,287)	(2,745)
Income tax payable	2,282	2,777
Layaway deposits	825	619
Net cash provided by (used in) operating activities	6,394	(4,098)
Investing activities:
Purchases of investment securities	(4,222)	(2,617)
Sales of investment securities	3,516	6,974
Purchases of property and equipment	(7,058)	(4,112)
Net cash (used in) provided by investing activities	(7,764)	245
Financing activities:
Repayments on long-term debt and capital lease obligations	(404)	(511)
Excess tax benefits from stock-based payment arrangements	209	332
Proceeds from the exercise of stock options	127	49
Cash used to settle equity instruments granted under stock-based payment arrangements	(68)	—
Net cash used in financing activities	(136)	(130)
Net decrease in cash and cash equivalents	(1,506)	(3,983)
Cash and cash equivalents:
Beginning of period	6,203	7,707
End of period	$4,697	$3,724

Supplemental disclosures of cash flow information:
Cash paid for interest	$82	$176
Cash paid for income taxes	$1,303	$852
Supplemental disclosures of noncash financing and investing activities:
Cumulative effect of adoption of FIN 48	$—	$301

See accompanying notes to the condensed financial statements (unaudited).

Citi Trends, Inc.
Notes to the Condensed Financial Statements (unaudited)

May 3, 2008

1. Basis of Presentation

The condensed balance sheet as of May 3, 2008 and the condensed statements of income and cash flows for the thirteen-week periods ended May 3, 2008 and May 5, 2007 have been prepared by Citi Trends, Inc. (the “Company”), without audit. The condensed balance sheet as of February 2, 2008 has been derived from the audited financial statements as of that date, but does not include all required year end disclosures.  In the opinion of management, such statements include all adjustments considered necessary to present fairly the Company’s financial position as of May 3, 2008 and February 2, 2008, and its results of operations and cash flows for all periods presented. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended February 2, 2008.

The accompanying unaudited condensed financial statements are also prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended May 3, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2009.

The following contains references to years 2008 and 2007, which represent fiscal years ending or ended on January 31, 2009 (fiscal 2008) and February 2, 2008 (fiscal 2007), respectively. Fiscal 2008 and fiscal 2007 both have 52-week accounting periods.

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

3. Earnings per Share

Basic earnings per common share amounts are calculated using the weighted average number of common shares outstanding for the period. Diluted earnings per common share amounts are calculated using the weighted average number of common shares outstanding plus the potential common shares that would have been outstanding upon the assumed exercise of all dilutive stock options and vesting of nonvested restricted stock. During loss periods, diluted earnings per share amounts are based on the weighted average number of common shares outstanding.

The following table provides a reconciliation of the average number of common shares outstanding used to calculate basic earnings per share to the number of common shares and common stock equivalents outstanding used in calculating diluted earnings per share for the thirteen weeks ended May 3, 2008 and May 5, 2007:

	Thirteen Weeks Ended
	May 3, 2008	May 5, 2007
Average number of common shares outstanding	14,047,841	13,807,134
Incremental shares from assumed exercises of stock options	168,739	411,500
Average number of common shares and common stock equivalents outstanding	14,216,580	14,218,634

In accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, the Company calculates the dilutive effect of stock-based compensation arrangements using the treasury stock method.  This method assumes that the proceeds the Company receives from the exercise of stock options are used to repurchase common shares in the market.  In accordance with SFAS No. 123R, Share-Based Payment, the Company includes as assumed proceeds the amount of compensation cost attributed to future services and not yet recognized, and the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of outstanding options and vesting of nonvested restricted stock.  For the thirteen weeks ended May 3, 2008 and May 5, 2007, there were 81,000 and 2,000 options outstanding, respectively, to purchase shares of common stock excluded from the calculation of diluted earnings per share because of antidilution.  For the thirteen weeks ended May 3, 2008 and May 5, 2007, there were no shares of nonvested restricted stock included in the calculation of diluted earnings per share because of antidilution.

4. Fair Value Measurement

Effective February 3, 2008, the Company adopted the methods of fair value as described in SFAS No. 157, Fair Value Measurements, to value its financial assets and liabilities. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market at the measurement date. This statement also establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

Level 1:  Unadjusted quoted prices in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2:  Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3:  Unobservable inputs are used when little or no market data is available. Level 3 inputs are given the lowest priority in the fair value hierarchy.

The Company’s assets carried at fair value on a recurring basis are as follows at May 3, 2008 (in thousands):

Level 3

Auction rate securities	$53,720

Investment securities on the condensed balance sheets consist exclusively of municipal auction rate securities (“ARS”) issued by student loan funding organizations. These securities are high-grade (AAA rated with at least one rating agency) and approximately 84% of them are either guaranteed by the Department of Education under the Federal Family Education Loan Program (40%) or backed by insurance companies, AMBAC Assurance Corporation (35%) and MBIA Insurance Corporation (9%). Historically, the ARS provided liquidity via an auction process that reset the interest rate every 35 days, allowing investors to either roll over their investments or sell them at par. Beginning in February 2008, there was insufficient demand for these types of investments during the auctions and, as a result, these securities are not currently liquid. The Company may not be able to access cash by selling these securities without incurring a loss of principal until either, liquidity returns to the auction process, a secondary market emerges, they are redeemed by the issuer, or they mature in years ranging from 2010 to 2040.

The Company classifies its ARS as available-for-sale and, therefore, they are carried at estimated fair value. As of May 3, 2008, there was insufficient observable market information available to determine the fair value of the Company’s ARS. Accordingly, the Company estimated Level 3 fair values for these securities based on assumptions that market participants would use in their estimates of fair value. These assumptions included, among other things, discounted cash flow projections, the timing of expected future successful auctions, collateralization of the underlying securities and the credit worthiness of the issuer.  Through February 2, 2008, the ARS were valued at par value due to the frequent resets that historically occurred through the auction process.

As a result of the temporary declines in fair value for the Company’s ARS, which the Company attributes to current liquidity issues rather than credit issues, it has recorded an unrealized loss of $1,371,000 (net of tax) to accumulated other comprehensive loss in the condensed balance sheet as of May 3, 2008. The Company believes the current illiquid conditions are temporary in nature and that it has the ability to hold the ARS until liquidity returns to the market. If it is later determined that the fair value of these securities is other-than-temporarily impaired, the Company will record a loss in the statement of income. Due to the Company’s belief that the market for these investments may take in excess of twelve months to fully recover, the Company has classified them as noncurrent assets on the accompanying condensed balance sheet as of May 3, 2008.

5. Comprehensive Income

The components of comprehensive income for the thirteen weeks ended May 3, 2008 are as follows (in thousands):

Net income, as reported reported	$5,168
Other comprehensive loss: loss:
Unrealized loss on available-for-sale securities, net of tax of $884	(1,371)
Comprehensive income	$3,797

6. Revolving Line of Credit

In March 2008, the Company obtained a $35 million unsecured revolving credit facility with Bank of America, replacing a $3 million facility that had been scheduled to expire on June 30, 2008.  The $35 million facility has a term of 364 days, has an unused commitment fee equal to 0.15%, and has one restrictive financial covenant (adjusted leverage ratio).  Loans under the facility bear interest at either (a) a rate equal to the higher of (i) the Federal Funds Rate plus 0.50% and (ii) Bank of America’s prime rate, plus an applicable margin; or (b) a rate equal to LIBOR plus an applicable margin. The applicable margin is dependent on the Company’s adjusted leverage ratio and ranges from 1.00% to 1.50% for LIBOR-based loans, and from 0.00% to 0.50% for prime rate-based loans. The Company has had no borrowings under this facility.

7. Commitments and Contingencies

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

8. Recent Accounting Pronouncements

Effective February 3, 2008, the Company adopted SFAS No. 157, Fair Value Measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and requires additional disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value and does not change existing guidance as to whether or not an instrument is carried at fair value. In February 2008, the FASB issued FASB Staff Position No. 157-2, Partial Deferral of the Effective Date of Statement No. 157, which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS No. 157 with respect to its financial assets and financial liabilities only. The adoption of this statement did not have a material impact on the Company’s financial statements. See related disclosures in Note 4.

Effective February 3, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.   SFAS No. 159 permits entities to choose to measure specified financial assets and financial liabilities at fair value. Election of the fair value option is irrevocable and is applied on a contract-by-contract basis. The Company has elected not to apply the fair value option to the specified financial assets and financial liabilities, and accordingly, the adoption of SFAS No. 159 had no financial statement impact.

9. Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.  The decrease of cash and accounts payable through a reclassification of outstanding checks for all prior periods caused net cash used in operating activities shown in the statements of cash flows to increase by $1,012,000 from that previously reported for the thirteen weeks ended May 5, 2007.

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

The factors that may result in actual results differing from such forward-looking information include, but are not limited to: transportation and distribution delays or interruptions; changes in freight rates; the Company’s ability to negotiate effectively the cost and purchase of merchandise; inventory risks due to shifts in market demand; the Company’s ability to gauge fashion trends and changing consumer preferences; changes in consumer spending on apparel; changes in product mix; interruptions in suppliers’ businesses; interest rate fluctuations; a deterioration in general economic conditions caused by acts of war or terrorism or other factors; temporary changes in demand due to weather patterns; seasonality of the Company’s business; delays associated with building, opening and operating new stores; delays associated with building, opening, expanding or converting new or existing distribution centers; and other factors described in the section titled “Item 1A. Risk Factors” and elsewhere in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008 and in Part II, “Item 1A. Risk Factors” and elsewhere in the Company’s Quarterly Reports on Form 10-Q and in the other documents the Company files with the Securities and Exchange Commission (“SEC”), including other reports on Form 8-K and 10-Q, and any amendments thereto.

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

Overview

We are a rapidly growing, value-priced retailer of urban fashion apparel and accessories for the entire family. Our merchandise offerings are designed to appeal to the preferences of fashion conscious consumers, particularly African-Americans. Originally our stores were located in the Southeast, and in recent years we expanded into the Mid-Atlantic and Midwest regions and Texas. We operate 331 stores in both urban and rural markets in 20 states.

We measure performance using key operating statistics. One of the main performance measures we use is comparable store sales growth. We define a comparable store as a store that has been opened for an entire fiscal year. Therefore, a store will not be considered a comparable store until its 13th month of operation at the earliest or until its 24th month at the latest. As an example, stores opened in fiscal 2007 and fiscal 2008 are not considered comparable stores in fiscal 2008. Relocated and expanded stores are included in the comparable store sales results. We also use other operating statistics, most notably average sales per store, to measure our performance. As we typically occupy existing space in established shopping centers rather than sites built specifically for our stores, store square footage (and therefore sales per square foot) varies by store. We focus on overall store sales volume as the critical driver of profitability. The average sales per store has increased over the years, as we have increased comparable store sales and opened new stores that are generally larger than our historical store base. Average sales per store increased from $0.8 million in fiscal 2000 to $1.5 million in fiscal 2007. In addition to sales, we measure gross profit as a percentage of sales and store operating expenses, with a particular focus on labor, as a percentage of sales. These results translate into store level contribution, which we use to evaluate overall performance of each individual store. Finally, we monitor corporate expenses against budgeted amounts.

Accounting Periods

The following discussion contains references to fiscal years 2008 and 2007, which represent fiscal years ending or ended on January 31, 2009 (fiscal 2008) and February 2, 2008 (fiscal 2007), respectively. Fiscal 2008 and fiscal 2007 both have 52-week accounting periods. This discussion and analysis should be read with the condensed financial statements and the notes thereto.

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

Thirteen Weeks Ended May 3, 2008 and May 5, 2007

Net Sales.  Net sales increased $14.4 million, or 13.5%, to $121.0 million for the thirteen weeks ended May 3, 2008 from $106.6 million in the thirteen weeks ended May 5, 2007.  The increase in net sales was due primarily to 36 new stores opened since last year’s first quarter, together with a 0.3% increase in comparable store sales. Comparable stores include locations that have been relocated or expanded. There were 4 stores relocated or expanded in the first quarter of 2008 and 12 stores relocated or expanded in fiscal 2007, all of which impacted comparable store sales. Sales in comparable relocated and expanded stores increased 14.8% in the first quarter of 2008, while sales in all other comparable stores decreased 0.8%. The 0.3% increase in comparable store sales consisted of a 0.9% increase in the average customer purchase, partially offset by a 0.6% decrease in the number of customer transactions. Comparable store sales changes by major merchandise class were as follows in the first quarter of 2008:  Children’s +5%; Women’s 0%; Home 0%; Men’s -3%; Accessories -4%.

The new stores opened in 2007 and 2008, which are not yet included in comparable store sales, accounted for $14.1 million of the total increase in sales, while the 0.3% sales increase in the 277 comparable stores contributed $0.3 million.

Gross Profit.  Gross profit increased $5.1 million, or 12.1%, to $46.8 million in the first quarter of 2008 from $41.7 million last year.  The increase in gross profit is a result of the increase in sales, partially offset by a reduction in the gross margin from 39.1% in last year’s first quarter to 38.6% this year.  This decrease in gross margin resulted from higher merchandise markdowns as a percentage of sales caused by the sluggish sales environment in the first quarter.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $5.6 million, or 18.5%, to $36.2 million in the first quarter of 2008 from $30.6 million in last year’s first quarter.  The increase in these expenses was due primarily to additional store level, distribution and corporate costs arising from the opening of 36 new stores since May 5, 2007.  As a percentage of sales, selling, general and administrative expenses increased in the first quarter to 30.0% from 28.7% last year, due primarily to the deleveraging effect that occurs on expenses as a percentage of sales when comparable store sales increase at a rate, 0.3%, that is lower than the rate of inflation on expenses. In particular, payroll as a percentage of sales was up 60 basis points and occupancy expenses were 40 basis points higher.

Depreciation and Amortization.  Depreciation and amortization expense increased $0.9 million, or 31.3%, to $3.7 million in the first quarter of 2008 from $2.8 million in the first quarter of 2007, as the result of capital expenditures incurred for new and relocated/expanded stores.

Interest Income.  Interest income increased to $868,000 from $645,000 in the first quarter of 2007 due primarily to higher contractual interest rates being earned on our investments in auction rate securities once the auctions of such securities began to fail after February 2, 2008. See the discussion of auction rate securities below under “Cash Requirements” for more information.

Interest Expense.  Interest expense decreased to $87,000 in the first quarter of 2008 from $144,000 last year due to the normal decline in the interest portion of payments on our capital lease obligations as the principal portion of such obligations is reduced.

Income Tax Expense.  The provision for income taxes decreased 21.1% to $2.4 million in this year’s first quarter from $3.1 million in the first quarter of 2007.  The income tax rate in the first quarter of 2008 was 32.0% compared to 35.0% last year.  Taxable income in 2008 is expected to be taxed at a rate closer to the actual full year 2007 rate (31.0%) than the 35% rate estimated in the first quarter of 2007.  The effective income tax rate reflects the benefit of tax-exempt interest income and various income tax credits.

Net Income.  Net income decreased 9.7% to $5.2 million in the first quarter of 2008 from $5.7 million in last year’s first quarter due to the factors discussed above.

Liquidity and Capital Resources

Our cash requirements are primarily for working capital, expansion of our distribution infrastructure, construction of new stores, remodeling of our existing stores and the improvement of our information systems. Historically, we have met these cash requirements from cash flow from operations, short-term trade credit, borrowings under our revolving lines of credit, long-term debt and capital leases, and cash proceeds from our initial public offering.  We expect to be able to meet future cash requirements with cash flow from operations, short-term trade credit, existing cash balances and borrowings under our  revolving credit facility.

Current Financial Condition. As of May 3, 2008, we had total cash and cash equivalents of $4.7 million compared with total cash and cash equivalents of $6.2 million as of February 2, 2008. Inventory represented 39.0% of our total assets as of May 3, 2008. Management’s ability to manage our inventory can have a significant impact on our cash flows from operations during a given interim period or fiscal year. In addition, inventory purchases can be seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise.  Total inventories at the end of the first quarter of 2008 were down $2.1 million, or 2.5%, compared to the first quarter of fiscal 2007, while inventory in comparable stores was 13% lower, due to our efforts to conservatively control inventory in light of the slow sales environment.

Cash Flows From Operating Activities. Net cash provided by operating activities was $6.4 million in the first quarter of fiscal 2008 compared to cash used in operating activities of $4.1 million in the first quarter of fiscal 2007. The main sources of cash provided during the first quarter of this year were net income adjusted for depreciation and amortization, deferred income taxes and noncash stock-based compensation expense, totaling $8.4 million, and an increase in income tax payable of $2.3 million. Significant uses of cash consisted of a $1.3 million decrease in accounts payable, a $1.3 million decrease in accrued compensation, a $1.0 million decrease in accrued expenses and other long-term liabilities and a $0.8 million increase in inventory.

Cash Flows From Investing Activities. Cash used in investing activities was $7.8 million in the first quarter of this year compared to cash provided by investing activities of $0.2 million in last year’s first quarter. Purchases of property and equipment included in cash flows from investing activities totaled $7.1 million and $4.1 million in the first quarter of fiscal 2008 and 2007, respectively. The increase during the first quarter of fiscal 2008 was due primarily to construction work related to the expansion of the Darlington, South Carolina distribution center. Capital expenditures in the first quarter of both years also included routine amounts for new stores, relocated and expanded stores and other general corporate purposes. Net purchases of municipal auction rate securities used cash of $0.7 million in the first quarter of fiscal 2008 and net sales of such securities provided cash of $4.3 million in the first quarter of fiscal 2007.

Cash Flows From Financing Activities. Cash flows from financing activities were insignificant in the first quarter of both years.

Cash Requirements

Our principal sources of liquidity consist of: (i) cash and cash equivalents (which equaled $4.7 million as of May 3, 2008); (ii) short-term trade credit; (iii) cash generated from operations on an ongoing basis as we sell our merchandise inventory; and (iv) a $35 million revolving credit facility. Short-term trade credit, which arises from customary payment terms and trade practices with our vendors, represents a significant source of financing for inventory purchases. Historically, our principal liquidity requirements have been for working capital and capital expenditure needs.

As of May 3, 2008, the Company had $53.7 million of investments in municipal auction rate securities (“ARS”) issued by student loan funding organizations. These securities are high-grade (AAA rated with at least one rating agency) and approximately 84% of them are either guaranteed by the Department of Education under the Federal Family Education Loan Program (40%) or backed by insurance companies, AMBAC Assurance Corporation (35%) and MBIA Insurance Corporation (9%). Historically, the ARS provided liquidity via an auction process that reset the interest rate every 35 days, allowing investors to either roll over their investments or sell them at par. Beginning in February 2008, there was insufficient demand for these types of investments during the auctions and, as a result, these securities are not currently liquid. The Company may not be able to access cash by selling these securities without incurring a loss of principal until either, liquidity returns to the auction process, a secondary market emerges, they are redeemed by the issuer, or they mature in years ranging from 2010 to 2040.

We believe that our existing sources of liquidity will be sufficient to fund our operations and anticipated capital expenditures for at least the next 24 months.

Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. There have been no material changes to the Critical Accounting Policies outlined in the Company’s Annual Report on Form 10-K for fiscal 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to financial market risks related to changes in interest rates connected with our revolving line of credit, which bears interest at variable rates. We cannot predict market fluctuations in interest rates. As a result, future results may differ materially from estimated results due to adverse changes in interest rates or debt availability. A hypothetical 100 basis point increase in prevailing market interest rates would not have materially impacted our financial position, results of operations or cash flows for the thirteen weeks ended May 3, 2008.  We do not engage in financial transactions for trading or speculative purposes and have not entered into any interest rate hedging contracts.

We source all of our product from apparel markets in the United States in U.S. Dollars and, therefore, are not directly subject to fluctuations in foreign currency exchange rates. However, fluctuations in foreign currency exchange rates could affect our purchasing power with vendors that import merchandise to sell to us. We have not entered into forward contracts to hedge against fluctuations in foreign currency prices.

As of May 3, 2008, the Company had $53.7 million of investments in municipal auction rate securities (“ARS”) issued by student loan funding organizations. These securities are high-grade (AAA rated with at least one rating agency) and approximately 84% of them are either guaranteed by the Department of Education under the Federal Family Education Loan Program (40%) or backed by insurance companies, AMBAC Assurance Corporation (35%) and MBIA Insurance Corporation (9%). Historically, the ARS provided liquidity via an auction process that reset the interest rate every 35 days, allowing investors to either roll over their investments or sell them at par. Beginning in February 2008, there was insufficient demand for these types of investments during the auctions and, as a result, these securities are not currently liquid. The Company may not be able to access cash by selling these securities without incurring a loss of principal until either, liquidity returns to the auction process, a secondary market emerges, they are redeemed by the issuer, or they mature in years ranging from 2010 to 2040.

Item 4. Controls and Procedures.

We have carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 3, 2008 pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer each concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information has been accumulated and communicated to our management, including the officers who certify our financial reports, as appropriate, to allow timely decisions regarding the required disclosures. There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended May 3, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There are no material changes to the Risk Factors described under the section “ITEM 1A. RISK FACTORS” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

Not applicable.

Item  6. Exhibits.

10.1

Credit Agreement dated March 26, 2008 among Citi Trends, Inc., as Borrower, the Subsidiaries of the Borrower identified therein, as the Guarantors, and Bank of America, N.A., as Lender (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended February 2, 2008).

10.2	Employment Agreement between the Company and Elizabeth Feher dated April 2, 2008.*

10.3	Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and Elizabeth Feher dated April 2, 2008.*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.* †

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

Date: May 30, 2008

	By:	/s/ Bruce D. Smith
	Name:	Bruce D. Smith
	Title:	Senior Vice President, Chief Financial Officer and Secretary