Form 10-Q
period 2008-08-02
Citi Trends Inc
filed 2008-09-02
CIK 1318484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No   ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 15, 2008
Common Stock, $.01 par value	14,309,870 shares

CITI TRENDS, INC.

FORM 10-Q

Item 1. Financial Statements.

Citi Trends, Inc.

Condensed Balance Sheets

August 2, 2008 and February 2, 2008

(Unaudited)

(in thousands, except share data)

	August 2, 2008	February 2, 2008
Assets
Current assets:
Cash and cash equivalents	$7,191	$6,203
Investment securities	—	56,165
Inventory	85,330	82,420
Prepaid and other current assets	8,058	5,888
Deferred tax asset	3,316	2,838
Total current assets	103,895	153,514
Property and equipment, net	57,165	52,207
Investment securities	50,936	—
Goodwill	1,371	1,371
Deferred tax asset	4,939	2,756
Other assets	369	329
Total assets	$218,675	$210,177
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$43,521	$43,566
Accrued expenses	10,690	11,864
Accrued compensation	6,771	5,225
Current portion of capital lease obligations	1,636	1,580
Income tax payable	790	1,155
Layaway deposits	1,617	635
Total current liabilities	65,025	64,025
Capital lease obligations, less current portion	562	1,403
Other long-term liabilities	6,921	6,602
Total liabilities	72,508	72,030
Stockholders’ equity:
Common stock, $0.01 par value. Authorized 32,000,000 shares; 14,475,581 shares issued as of August 2, 2008 and 14,265,471 shares issued as of February 2, 2008; 14,309,831 shares outstanding as of August 2, 2008 and 14,099,721 outstanding as of February 2, 2008	143	142
Paid-in-capital	69,976	68,276
Retained earnings	77,908	69,894
Accumulated other comprehensive loss	(1,695)	—
Treasury stock, at cost; 165,750 shares as of August 2, 2008 and February 2, 2008	(165)	(165)
Total stockholders’ equity	146,167	138,147
Commitments and contingencies (note 7)
Total liabilities and stockholders’ equity	$218,675	$210,177

See accompanying notes to the condensed financial statements (unaudited).

Citi Trends, Inc.

Condensed Statements of Income

Twenty-six Weeks Ended August 2, 2008 and August 4, 2007

(Unaudited)

(in thousands, except per share data)

	August 2, 2008	August 4, 2007
Net sales	$236,651	$203,402
Cost of sales	144,964	126,612
Gross profit	91,687	76,790
Selling, general and administrative expenses	73,118	62,123
Depreciation and amortization	7,781	5,830
Income from operations	10,788	8,837
Interest income	1,425	1,181
Interest expense	(162)	(265)
Income before income tax expense	12,051	9,753
Income tax expense	4,037	3,404
Net income	$8,014	$6,349
Basic net income per common share	$0.57	$0.46
Diluted net income per common share	$0.56	$0.45
Weighted average number of shares outstanding
Basic	14,071	13,865
Diluted	14,248	14,234

See accompanying notes to the condensed financial statements (unaudited).

Citi Trends, Inc.

Condensed Statements of Income

Thirteen Weeks Ended August 2, 2008 and August 4, 2007

(Unaudited)

(in thousands, except per share data)

	August 2, 2008	August 4, 2007
Net sales	$115,655	$96,826
Cost of sales	70,731	61,734
Gross profit	44,924	35,092
Selling, general and administrative expenses	36,877	31,548
Depreciation and amortization	4,078	3,009
Income from operations	3,969	535
Interest income	557	536
Interest expense	(75)	(121)
Income before income tax expense	4,451	950
Income tax expense	1,605	323
Net income	$2,846	$627
Basic net income per common share	$0.20	$0.05
Diluted net income per common share	$0.20	$0.04
Weighted average number of shares outstanding
Basic	14,095	13,922
Diluted	14,279	14,249

See accompanying notes to the condensed financial statements (unaudited).

Citi Trends, Inc.

Condensed Statements of Cash Flows

Twenty-six Weeks Ended August 2, 2008 and August 4, 2007

(Unaudited)

(in thousands)

	August 2, 2008	August 4, 2007
Operating activities:
Net income	$8,014	$6,349
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,781	5,830
Loss on disposal of property and equipment	8	7
Deferred income taxes	(1,568)	(1,814)
Noncash stock-based compensation expense	973	709
Excess tax benefits from stock-based payment arrangements	(465)	(3,059)
Changes in assets and liabilities:
Inventory	(2,910)	(20,549)
Prepaid and other current assets	(1,504)	(873)
Other assets	(40)	(14)
Accounts payable	(45)	(1,475)
Accrued expenses and other long-term liabilities	(855)	983
Accrued compensation	1,546	(926)
Income tax payable	100	1,212
Layaway deposits	982	843
Net cash provided by (used in) operating activities	12,017	(12,777)
Investing activities:
Purchases of investment securities	(4,000)	(4,629)
Sales of investment securities	5,775	24,149
Purchases of property and equipment	(12,747)	(11,238)
Net cash (used in) provided by investing activities	(10,972)	8,282
Financing activities:
Repayments on long-term debt and capital lease obligations	(785)	(994)
Excess tax benefits from stock-based payment arrangements	465	3,059
Proceeds from the exercise of stock options	333	348
Cash used to settle equity instruments granted under stock-based payment arrangements	(70)	—
Net cash used in financing activities	(57)	2,413
Net decrease in cash and cash equivalents	988	(2,082)
Cash and cash equivalents:
Beginning of period	6,203	7,707
End of period	$7,191	$5,625

Supplemental disclosures of cash flow information:
Cash paid for interest	$151	$292
Cash paid for income taxes	$5,505	$3,257
Supplemental disclosures of noncash financing and investing activities:
Cumulative effect of adoption of FIN 48	$—	$301

See accompanying notes to the condensed financial statements (unaudited).

Citi Trends, Inc.
Notes to the Condensed Financial Statements (unaudited)

August 2, 2008

1. Basis of Presentation

The condensed balance sheet as of August 2, 2008, the condensed statements of income for the twenty-six and thirteen-week periods ended August 2, 2008 and August 4, 2007, and the condensed statements of cash flows for the twenty-six week periods ended August 2, 2008 and August 4, 2007 have been prepared by Citi Trends, Inc. (the “Company”), without audit. The condensed balance sheet as of February 2, 2008 has been derived from the audited financial statements as of that date, but does not include all required year end disclosures.  In the opinion of management, such statements include all adjustments considered necessary to present fairly the Company’s financial position as of August 2, 2008 and February 2, 2008, and its results of operations and cash flows for all periods presented. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended February 2, 2008.

The accompanying unaudited condensed financial statements are also prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim periods ended August 2, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2009.

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

3. Earnings per Share

Basic earnings per common share amounts are calculated using the weighted average number of common shares outstanding for the period. Diluted earnings per common share amounts are calculated using the weighted average number of common shares outstanding plus the additional dilution for all potentially dilutive securities such as nonvested restricted stock and stock options. During loss periods, diluted earnings per share amounts are based on the weighted average number of common shares outstanding.

The following table provides a reconciliation of the average number of common shares outstanding used to calculate basic earnings per share to the number of common shares and common stock equivalents outstanding used in calculating diluted earnings per share for the thirteen weeks and twenty-six weeks ended August 2, 2008 and August 4, 2007:

	Twenty-six Weeks Ended
	August 2, 2008	August 4, 2007
Average number of common shares outstanding	14,071,488	13,864,632
Incremental shares from assumed exercises of stock options	176,295	369,313
Average number of common shares and common stock equivalents outstanding	14,247,783	14,233,945

	Thirteen Weeks Ended
	August 2, 2008	August 4, 2007
Average number of common shares outstanding	14,095,135	13,922,130
Incremental shares from assumed exercises of stock options	183,850	327,125
Average number of common shares and common stock equivalents outstanding	14,278,985	14,249,255

In accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, the Company calculates the dilutive effect of stock-based compensation arrangements using the treasury stock method.  This method assumes that the proceeds the Company receives from the exercise of stock options are used to repurchase common shares in the market.  In accordance with SFAS No. 123R, Share-Based Payment, the Company includes as assumed proceeds the amount of compensation cost attributed to future services and not yet recognized, and the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of outstanding options and vesting of nonvested restricted stock.  For the twenty-six weeks ended August 2, 2008 and August 4, 2007, there were approximately 79,000 and 70,000 options outstanding, respectively, to purchase shares of common stock excluded from the calculation of diluted earnings per share because of antidilution.  For the twenty-six weeks ended August 2, 2008 and August 4, 2007, there were no shares of nonvested restricted stock included in the calculation of diluted earnings per share because of antidilution.

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

The following table provides a summary of changes in fair value of the Company’s financial assets for the twenty-six weeks ended August 2, 2008 (in thousands):

	Level 2	Level 3
Balance as of February 2, 2008	$56,165	$—
Transfer from Level 2 to Level 3	(56,665)	56,665
Unrealized loss included in other comprehensive loss	—	(2,788)
Sales/redemptions of auction rate securities	(3,500)	(2,275)
Purchases of auction rate securities	4,000	—
Reclassification of interest receivable to other current assets	—	(666)
Balance as of August 2, 2008	$—	$50,936

Investment securities on the condensed balance sheets consist exclusively of municipal auction rate securities (“ARS”) issued by student loan funding organizations. These securities are high-grade (at least AA-rated with one or more rating agencies) and approximately 83% are either guaranteed by the Department of Education under the Federal Family Education Loan Program (37%) or backed by insurance companies, AMBAC Assurance Corporation (37%) or MBIA Insurance Corporation (9%). Historically, liquidity for investors in ARS was provided via an auction process that reset the interest rate every 35 days, allowing investors to either roll over their investments or sell them at par. Beginning in February 2008, there was insufficient demand for these types of investments during the auctions and, as a result, these securities are not currently liquid. The Company may not be able to access cash by selling these securities without incurring a loss of principal until either, liquidity returns to the auction process, a secondary market emerges, they are redeemed by the issuer, or they mature in years ranging from 2010 to 2040.  After the auctions began failing, certain issuers did redeem, at par value, $2,275,000 of the ARS held by the Company. However, it is not currently possible to determine whether other issuers of the ARS held by the Company will redeem their securities. Subsequent to the end of the second quarter, the Company’s primary investment bank for ARS investments announced publicly that they have committed to provide liquidity solutions to institutional investors, such as Citi Trends, and will agree to purchase from their institutional investors all or any ARS that remain outstanding in June 2010.  Approximately 93% of the Company’s ARS are held at its primary investment bank that announced the commitment.

The Company classifies its ARS as available-for-sale and, therefore, they are carried at estimated fair value. As of August 2, 2008, there was insufficient observable market information available to determine the fair value of the Company’s ARS. Accordingly, the Company estimated Level 3 fair values for these securities based on assumptions that market participants would use in their estimates of fair value. These assumptions included, among other things, discounted cash flow projections, the timing of expected future successful auctions or redemptions, collateralization of the underlying securities and the creditworthiness of the issuer.  Through February 2, 2008, the ARS were valued at par value due to the frequent resets that historically occurred through the auction process.

Based on the Level 3 valuation, the Company has recorded an unrealized loss of $1,695,000 (net of tax) to accumulated other comprehensive loss in the condensed balance sheet as of August 2, 2008, reflecting declines in fair value of the Company’s ARS. Since the commitment by the Company’s investment bank to purchase the ARS in June 2010 did not occur until after quarter end, it did not affect the valuation as of August 2, 2008.

Factors considered in determining whether the unrealized loss is temporary included the length of time and extent to which fair value has been less than cost, recent redemptions of certain ARS at par value, the financial condition and near-term prospects of the issuers, and our current intent and ability to retain our investments for a period of time sufficient to allow for any anticipated recovery in fair value. If it is later determined that the fair value of these securities is other-than-temporarily impaired, the Company will record a loss in the statement of income. Due to the Company’s belief that the market for these investments may take in excess of twelve months to fully recover, the Company has classified them as noncurrent assets on the accompanying condensed balance sheet as of August 2, 2008.

5. Comprehensive Income

The components of comprehensive income for all periods presented are as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Net income, as reported	$2,846	$627	$8,014	$6,349
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of tax of $209 and $1,093 in the 13 weeks and 26 weeks ended August 2, 2008, respectively	(324)	—	(1,695)	—
Comprehensive income	$2,522	$627	$6,319	$6,349

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

9. Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.  The decrease of cash and accounts payable through a reclassification of outstanding checks for all prior periods caused net cash used in operating activities shown in the statements of cash flows to increase by $1,540,000 from that previously reported for the twenty-six weeks ended August 4, 2007.

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

Overview

We are a rapidly growing, value-priced retailer of urban fashion apparel and accessories for the entire family. Our merchandise offerings are designed to appeal to the preferences of fashion conscious consumers, particularly African-Americans. Originally our stores were located in the Southeast, and in recent years we expanded into the Mid-Atlantic and Midwest regions and Texas. We operated 335 stores in both urban and rural markets in 21 states as of August 2, 2008.

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

Twenty-six Weeks Ended August 2, 2008 and August 4, 2007

Net Sales.  Net sales increased $33.3 million, or 16.3%, to $236.7 million in the twenty-six weeks ended August 2, 2008 from $203.4 million in the twenty-six weeks ended August 4, 2007.  The increase in net sales was due primarily to 35 new stores opened since last year’s second quarter, 23 new stores opened in the first half of 2007 for which there was not a full twenty-six weeks of sales in 2007’s first half, and a 3.2% increase in comparable store sales. Comparable stores include locations that have been relocated or expanded. There were 6 stores relocated or expanded in the first half of 2008 and 12 stores relocated or expanded in fiscal 2007, all of which impacted comparable store sales. Sales in comparable relocated and expanded stores increased 16.3% in the first half of 2008, while sales in all other comparable stores increased 2.1%. The 3.2% increase in comparable store sales consisted of a 1.7% increase in the average customer purchase and a 1.5% increase in the number of customer transactions. Comparable store sales changes by major merchandise class were as follows in the first half of 2008:  Children’s +11%; Home +5%; Women’s +1%; Men’s +1%; Accessories -2%.

The new stores opened in 2007 and 2008, which are not yet included in comparable store sales, accounted for $27.1 million of the total increase in sales, while the 3.2% sales increase in the 277 comparable stores contributed $6.2 million.

Gross Profit.  Gross profit increased $14.9 million, or 19.4%, to $91.7 million in the first half of 2008 from $76.8 million last year.  The increase in gross profit is a result of the increase in sales, together with an improvement in the gross margin from 37.8% in last year’s first half to 38.7% this year.  Approximately half of this increase in gross margin was due to lower inventory shrinkage, with the other half being due to lower merchandise markdowns as a percentage of sales. We believe that steps taken to improve the hiring, training and retention of quality store management, a reduction in the span of control given to our district managers in order to improve the focus on individual stores, and the addition of sophisticated surveillance systems in high shrinkage stores have been the keys to reducing theft in our stores. Markdowns were lower due to better management of inventory levels and improved sales results in 2008.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $11.0 million, or 17.7%, to $73.1 million in the first half of 2008 from $62.1 million in last year’s first half.  The increase in these expenses was due primarily to additional store level, distribution and corporate costs arising from the opening of 35 new stores since the end of last year’s second quarter.  As a percentage of sales, selling, general and administrative expenses increased in the first half to 30.9% from 30.5% last year, due to higher bonus accruals resulting from improved performance in the first half of 2008 and increased store supervision costs associated with a reduction in the span of control given to our district managers, partially offset by improved management of store payroll and the benefit in this year’s comparison of approximately $550,000 of expenses related to a secondary stock offering in last year’s first half.

Depreciation and Amortization.  Depreciation and amortization expense increased $2.0 million, or 33.5%, to $7.8 million in the first half of 2008 from $5.8 million in the first half of 2007, as the result of capital expenditures incurred for new and relocated/expanded stores and the expansion of the Darlington distribution center.

Interest Income.  Interest income increased to $1.4 million from $1.2 million in the first half of 2007 due primarily to higher contractual interest rates being earned on our investments in auction rate securities once the auctions of such securities began to fail in February 2008. See the discussion of auction rate securities below under “Cash Requirements” for more information.

Interest Expense.  Interest expense decreased to $162,000 in the first half of 2008 from $265,000 last year due to the normal decline in the interest portion of payments on our capital lease obligations as the principal portion of such obligations is reduced.

Income Tax Expense.  The provision for income taxes increased 18.6% to $4.0 million in this year’s first half from $3.4 million in the first half of 2007 due to higher earnings, partially offset by a decrease in the effective income tax rate to 33.5% compared to 34.9% last year.  The effective rate reflects the benefit of tax-exempt interest income and various income tax credits.

Net Income.  Net income increased 26.2% to $8.0 million in the first half of 2008 from $6.3 million in last year’s first half due to the factors discussed above.

Thirteen Weeks Ended August 2, 2008 and August 4, 2007

Net Sales.  Net sales increased $18.9 million, or 19.4%, to $115.7 million in the thirteen weeks ended August 2, 2008 from $96.8 million in the thirteen weeks ended August 4, 2007.  The increase in net sales was due primarily to 35 new stores opened since last year’s second quarter, together with a 6.5% increase in comparable store sales. Comparable stores include locations that have been relocated or expanded. There were 6 stores relocated or expanded in the first half of 2008 and 12 stores relocated or expanded in fiscal 2007, all of which impacted comparable store sales. Sales in comparable relocated and expanded stores increased 18.9% in the second quarter of 2008, while sales in all other comparable stores increased 5.5%. The 6.5% increase in comparable store sales consisted of a 3.6% increase in the number of customer transactions and a 2.9% increase in the average customer purchase. Comparable store sales changes by major merchandise class were as follows in the second quarter of 2008:  Children’s +18%; Home +11%; Men’s +4%; Women’s +2%; Accessories 0%.

The new stores opened in 2007 and 2008, which are not yet included in comparable store sales, accounted for $13.0 million of the total increase in sales, while the 6.5% sales increase in the 277 comparable stores contributed $5.9 million.

Gross Profit.  Gross profit increased $9.8 million, or 28.0%, to $44.9 million in the second quarter of 2008 from $35.1 million last year.  The increase in gross profit is a result of the increase in sales, together with an improvement in the gross margin from 36.2% in last year’s second quarter to 38.8% this year.  This increase in gross margin was due primarily to markdowns being approximately 160 basis points lower as a percentage of sales in the second quarter of 2008 as a result of better management of inventory levels and improved sales results. In addition, gross margin benefited from inventory shrinkage being approximately 80 basis points lower in the second quarter of 2008 compared to the second quarter of 2007 due to our efforts to improve the hiring, training and retention of quality store management, a reduction in the span of control given to our district managers in order to improve the focus on individual stores, and the addition of sophisticated surveillance systems in high shrinkage stores.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $5.4 million, or 16.9%, to $36.9 million in the second quarter of 2008 from $31.5 million in last year’s second quarter.  The increase in these expenses was due primarily to additional store level, distribution and corporate costs arising from the opening of 35 new stores since last year’s second quarter.  As a percentage of sales, selling, general and administrative expenses decreased in the second quarter to 31.9% from 32.6% last year, due primarily to the leveraging effect that occurs on expenses as a percentage of sales when comparable store sales increase at a rate, 6.5%, that is higher than the rate of inflation on expenses. In addition, the expense percentage decreased due to improved management of store payroll and because this year’s expense comparison benefited from $450,000 of expenses related to a secondary stock offering in last year’s second quarter.  The improvements in expenses as a percentage of sales were partially offset by higher bonus accruals resulting from improved performance in the second quarter of 2008 and increased store supervision costs associated with a reduction in the span of control given to our district managers.

Depreciation and Amortization.  Depreciation and amortization expense increased $1.1 million, or 35.5%, to $4.1 million in the second quarter of 2008 from $3.0 million in the second quarter of 2007, as the result of capital expenditures incurred for new and relocated/expanded stores and the expansion of the Darlington distribution center.

Interest Income.  Interest income increased slightly to $557,000 in the second quarter of 2008 from $536,000 last year. Most interest income is earned on auction rate securities, which are discussed further below in the “Cash Requirements” section.

Interest Expense.  Interest expense decreased to $75,000 in the second quarter of 2008 from $121,000 last year due to the normal decline in the interest portion of payments on our capital lease obligations as the principal portion of such obligations is reduced.

Income Tax Expense.  The provision for income taxes increased 396.9% to $1.6 million in this year’s second quarter from $323,000 in the second quarter of 2007 due to higher earnings, together with an increase in the second quarter effective income tax rate to 36.1% compared to 34.0% last year. The effective rate reflects the benefit of tax-exempt interest income and various income tax credits.

Net Income.  Net income increased 353.9% to $2.8 million in the second quarter of 2008 from $627,000 in last year’s second quarter due to the factors discussed above.

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

Current Financial Condition. As of August 2, 2008, we had total cash and cash equivalents of $7.2 million compared with total cash and cash equivalents of $6.2 million as of February 2, 2008. Inventory represented 39.0% of our total assets as of August 2, 2008. Management’s ability to manage our inventory can have a significant impact on our cash flows from operations during a given interim period or fiscal year. In addition, inventory purchases can be seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise.  Total inventories at the end of the second quarter of 2008 were down $8.6 million, or 9.1%, compared to the second quarter of fiscal 2007, while inventory in comparable stores was 18% lower, due to our efforts to conservatively control inventory in what had been a slow sales environment heading into the second quarter.

Cash Flows From Operating Activities. Net cash provided by operating activities was $12.0 million in the twenty-six weeks ended August 2, 2008 compared to cash used in operating activities of $12.8 million in the twenty-six weeks ended August 4, 2007. Overall efforts to improve our inventory productivity resulted in $17.6 million of the increase in cash flows from operating activities. The main sources of cash provided during the first half of this year were net income adjusted for depreciation and amortization, deferred income taxes and noncash stock-based compensation expense, totaling $15.2 million (compared to $11.1 million in last year’s first half), and an increase in accrued compensation of $1.5 million, due primarily to higher bonus accruals resulting from improved performance in the first half of 2008. Significant uses of cash consisted of a $2.9 million increase in inventory since the beginning of 2008 due to new stores, and a $1.5 million increase in prepaid and other current assets.

Cash Flows From Investing Activities. Cash used in investing activities was $11.0 million in the twenty-six weeks ended August 2, 2008 compared to cash provided by investing activities of $8.3 million in the twenty-six weeks ended August 4, 2007. Purchases of property and equipment included in cash flows from investing activities totaled $12.7 million and $11.2 million in the first half of fiscal 2008 and 2007, respectively. The increase during the first half of fiscal 2008 was due primarily to construction work related to the expansion of the Darlington distribution center. Capital expenditures in the first half of both years also included routine amounts for new stores, relocated and expanded stores and other general corporate purposes. Net sales of municipal auction rate securities provided cash of $1.8 million and $19.5 million in the first half of fiscal 2008 and 2007, respectively.

Cash Flows From Financing Activities. Cash flows from financing activities were insignificant in the first half of 2008. In the first half of 2007, such cash flows totaled $2.4 million, primarily related to excess tax benefits from stock option exercises.

Cash Requirements

Our principal sources of liquidity consist of: (i) cash and cash equivalents (which equaled $7.2 million as of August 2, 2008); (ii) short-term trade credit; (iii) cash generated from operations on an ongoing basis as we sell our merchandise inventory; and (iv) a $35 million revolving credit facility. Short-term trade credit, which arises from customary payment terms and trade practices with our vendors, represents a significant source of financing for inventory purchases. Historically, our principal liquidity requirements have been for working capital and capital expenditure needs.

As of August 2, 2008, the Company had $50.9 million, net, of investments in municipal auction rate securities (“ARS”) issued by student loan funding organizations. These securities are high-grade (at least AA-rated with one or more rating agencies) and approximately 83% are either guaranteed by the Department of Education under the Federal Family Education Loan Program (37%) or backed by insurance companies, AMBAC Assurance Corporation (37%) or MBIA Insurance Corporation (9%). Historically, liquidity for investors in ARS was provided via an auction process that reset the interest rate every 35 days, allowing investors to either roll over their investments or sell them at par. Beginning in February 2008, there was insufficient demand for these types of investments during the auctions and, as a result, these securities are not currently liquid. The Company may not be able to access cash by selling these securities without incurring a loss of principal until either, liquidity returns to the auction process, a secondary market emerges, they are redeemed by the issuer, or they mature in years ranging from 2010 to 2040. After the auctions began failing, certain issuers did redeem, at par value, $2,275,000 of the ARS held by us. However, it is not currently possible to determine whether other issuers of the ARS held by us will redeem their securities. Subsequent to the end of the second quarter, the Company’s primary investment bank for ARS investments announced publicly that they have committed to provide liquidity solutions to institutional investors, such as Citi Trends, and will agree to purchase from their institutional investors all or any ARS that remain outstanding in June 2010.  Approximately 93% of the Company’s ARS are held at its primary investment bank that announced the commitment.

We believe that our existing sources of liquidity will be sufficient to fund our operations and anticipated capital expenditures for at least the next 24 months.

Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. There have been no material changes to the Critical Accounting Policies outlined in the Company’s Annual Report on Form 10-K for fiscal 2007 except as described below.

Investments

As of August 2, 2008, the Company had $50.9 million, net, of investments in municipal auction rate securities (“ARS”) issued by student loan funding organizations. We account for our investments in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 115 addresses the accounting and reporting for investments in fixed maturity securities and for equity securities with readily determinable fair values. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Currently, all ARS held by the Company are classified as available-for-sale and are classified as long-term investments. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Interest earned on securities classified as available-for-sale is included in interest income.

Estimating the fair value of investments in ARS requires numerous assumptions such as expected cash flows, the timing of expected future successful auctions or redemptions, collateralization of the underlying securities and the creditworthiness of the issuer. These assumptions are subject to uncertainties, are difficult to predict and require significant judgment. The use of different assumptions and changes in future market conditions could result in significantly different estimates of fair value. There is no assurance as to when the market for ARS will stabilize. The fair value of our ARS could change significantly based on market conditions and continued uncertainties in the credit markets. If these uncertainties continue or if these securities experience credit rating downgrades or changes in the rates of default on the underlying assets, we may incur additional impairment on our ARS portfolio. We continue to monitor the fair value of our ARS and relevant market conditions and will record additional impairment if future circumstances warrant such charges.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to financial market risks related to changes in interest rates connected with our revolving line of credit, which bears interest at variable rates. We cannot predict market fluctuations in interest rates. As a result, future results may differ materially from estimated results due to adverse changes in interest rates or debt availability. A hypothetical 100 basis point increase in prevailing market interest rates would not have materially impacted our financial position, results of operations or cash flows for the twenty-six weeks ended August 2, 2008, because we did not borrow during this period of time.  We do not engage in financial transactions for trading or speculative purposes and have not entered into any interest rate hedging contracts.

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

As of August 2, 2008, the Company had $50.9 million, net, of investments in municipal auction rate securities (“ARS”) issued by student loan funding organizations. These securities are high-grade (at least AA-rated with one or more rating agencies) and approximately 83% are either guaranteed by the Department of Education under the Federal Family Education Loan Program (37%) or backed by insurance companies, AMBAC Assurance Corporation (37%) or MBIA Insurance Corporation (9%). Historically, liquidity for investors in ARS was provided via an auction process that reset the interest rate every 35 days, allowing investors to either roll over their investments or sell them at par. Beginning in February 2008, there was insufficient demand for these types of investments during the auctions and, as a result, these securities are not currently liquid. The Company may not be able to access cash by selling these securities without incurring a loss of principal until either, liquidity returns to the auction process, a secondary market emerges, they are redeemed by the issuer, or they mature in years ranging from 2010 to 2040. After the auctions began failing, certain issuers did redeem, at par value, $2,275,000 of the ARS held by us. However, it is not currently possible to determine whether other issuers of the ARS held by us will redeem their securities. Subsequent to the end of the second quarter, the Company’s primary investment bank for ARS investments announced publicly that they have committed to provide liquidity solutions to institutional investors, such as Citi Trends, and will agree to purchase from their institutional investors all or any ARS that remain outstanding in June 2010.  Approximately 93% of the Company’s ARS are held at its primary investment bank that announced the commitment.

Item 4. Controls and Procedures.

We have carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of August 2, 2008 pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer each concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information has been accumulated and communicated to our management, including the officers who certify our financial reports, as appropriate, to allow timely decisions regarding the required disclosures. There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended August 2, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders.

The annual meeting of our shareholders was held on May 28, 2008.  The following proposals were submitted to a vote:

1)  The election of three directors, one to hold office until our annual meeting of shareholders in 2010 and until his successor is duly elected and qualified and two to hold office until our annual meeting of shareholders in 2011 and until their respective successors are duly elected and qualified.  This proposal received the following number of votes:

	Affirmative	Withheld

Brian P. Carney (term expiring 2010)	10,788,448	38,350

R. Edward Anderson (term expiring 2011)	10,786,119	40,679

Lawrence E. Hyatt (term expiring 2011)	10,788,466	38,332

The other members of our board of directors whose terms of office continued after the meeting are John S. Lupo and Patricia M. Luzier.

2)  The ratification of the appointment of KPMG LLP as our independent auditors for fiscal year 2008.  This proposal was approved with 10,814,309 shares voting for approval, 12,132 shares voting against approval, and 356 shares abstaining.

Item 5. Other Information.

Not applicable.

Item  6. Exhibits.

10.1	Citi Trends, Inc. Amended and Restated 2005 Long-Term Incentive Plan*

10.2	Form of Restricted Stock Award Agreement for Employees*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.* †

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

Date: September 2, 2008

	By:	/s/ Bruce D. Smith
	Name:	Bruce D. Smith
	Title:	Senior Vice President, Chief Financial Officer and Secretary