Form 10-Q
period 2008-11-01
Citi Trends Inc
filed 2008-12-08
CIK 1318484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2008

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

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 19, 2008
Common Stock, $.01 par value	14,370,440 shares

CITI TRENDS, INC.

FORM 10-Q

Item 1. Financial Statements.

Citi Trends, Inc.

Condensed Balance Sheets
November 1, 2008 and February 2, 2008
(Unaudited)

(in thousands, except share data)

	November 1, 2008	February 2, 2008
Assets
Current assets:
Cash and cash equivalents	$12,415	$6,203
Investment securities	—	56,165
Inventory	89,822	82,420
Prepaid and other current assets	8,030	5,888
Income tax receivable	1,149	—
Deferred tax asset	3,511	2,838
Total current assets	114,927	153,514
Property and equipment, net	58,659	52,207
Investment securities	41,785	—
Goodwill	1,371	1,371
Deferred tax asset	5,411	2,756
Other assets	372	329
Total assets	$222,525	$210,177
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$46,366	$43,566
Accrued expenses	11,656	11,864
Accrued compensation	5,860	5,225
Current portion of capital lease obligations	1,683	1,580
Income tax payable	—	1,155
Layaway deposits	2,598	635
Total current liabilities	68,163	64,025
Capital lease obligations, less current portion	123	1,403
Other long-term liabilities	7,550	6,602
Total liabilities	75,836	72,030
Stockholders’ equity:
Common stock, $0.01 par value. Authorized 32,000,000 shares; 14,536,039 shares issued as of November 1, 2008 and 14,265,471 shares issued as of February 2, 2008; 14,370,289 shares outstanding as of November 1, 2008 and 14,099,721 outstanding as of February 2, 2008	144	142
Paid-in-capital	71,033	68,276
Retained earnings	77,221	69,894
Accumulated other comprehensive loss	(1,544)	—
Treasury stock, at cost; 165,750 shares as of November 1, 2008 and February 2, 2008	(165)	(165)
Total stockholders’ equity	146,689	138,147
Commitments and contingencies (note 7)
Total liabilities and stockholders’ equity	$222,525	$210,177

See accompanying notes to the condensed financial statements (unaudited).

Citi Trends, Inc.

Condensed Statements of Operations

Thirty-nine Weeks Ended November 1, 2008 and November 3, 2007
(Unaudited)

(in thousands, except per share data)

	November 1, 2008	November 3, 2007
Net sales	$341,599	$302,944
Cost of sales	211,172	191,638
Gross profit	130,427	111,306
Selling, general and administrative expenses	109,600	94,578
Depreciation and amortization	11,915	9,095
Income from operations	8,912	7,633
Interest income	2,215	1,703
Interest expense	(256)	(372)
Income before income tax expense	10,871	8,964
Income tax expense	3,544	3,128
Net income	$7,327	$5,836
Basic net income per common share	$0.52	$0.42
Diluted net income per common share	$0.51	$0.41
Weighted average number of shares outstanding
Basic	14,095	13,917
Diluted	14,262	14,235

See accompanying notes to the condensed financial statements (unaudited).

Citi Trends, Inc.

Condensed Statements of Operations

Thirteen Weeks Ended November 1, 2008 and November 3, 2007

(Unaudited)

(in thousands, except per share data)

	November 1, 2008	November 3, 2007
Net sales	$104,948	$99,542
Cost of sales	66,208	65,026
Gross profit	38,740	34,516
Selling, general and administrative expenses	36,482	32,455
Depreciation and amortization	4,134	3,265
Loss from operations	(1,876)	(1,204)
Interest income	790	521
Interest expense	(94)	(107)
Loss before income tax benefit	(1,180)	(790)
Income tax benefit	(493)	(277)
Net loss	$(687)	$(513)
Basic net loss per common share	$(0.05)	$(0.04)
Diluted net loss per common share	$(0.05)	$(0.04)
Weighted average number of shares outstanding
Basic	14,141	14,023
Diluted	14,141	14,023

See accompanying notes to the condensed financial statements (unaudited).

Citi Trends, Inc.

Condensed Statements of Cash Flows

Thirty-nine Weeks Ended November 1, 2008 and November 3, 2007

(Unaudited)

(in thousands)

	November 1, 2008	November 3, 2007
Operating activities:
Net income	$7,327	$5,836
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	11,915	9,095
Loss on disposal of property and equipment	110	48
Deferred income taxes	(2,333)	(2,499)
Noncash stock-based compensation expense	1,500	1,088
Excess tax benefits from stock-based payment arrangements	(863)	(3,172)
Changes in assets and liabilities:
Inventory	(7,402)	(20,526)
Prepaid and other current assets	(1,476)	(557)
Other assets	(43)	(39)
Accounts payable	2,800	(1,968)
Accrued expenses and other long-term liabilities	740	1,873
Accrued compensation	635	(1,997)
Income tax payable/receivable	(1,441)	1,605
Layaway deposits	1,963	1,776
Net cash provided by (used in) operating activities	13,432	(9,437)
Investing activities:
Purchases of investment securities	(4,000)	(11,198)
Sales/redemptions of investment securities	15,175	33,433
Purchases of property and equipment	(18,477)	(18,285)
Net cash (used in) provided by investing activities	(7,302)	3,950
Financing activities:
Repayments on long-term debt and capital lease obligations	(1,177)	(1,376)
Excess tax benefits from stock-based payment arrangements	863	3,172
Proceeds from the exercise of stock options	469	382
Cash used to settle equity instruments granted under stock-based payment arrangements	(73)	—
Net cash provided by financing activities	82	2,178
Net increase (decrease) in cash and cash equivalents	6,212	(3,309)
Cash and cash equivalents:
Beginning of period	6,203	7,707
End of period	$12,415	$4,398

Supplemental disclosures of cash flow information:
Cash paid for interest	$239	$394
Cash paid for income taxes	$7,272	$3,700
Supplemental disclosures of noncash financing and investing activities:
Cumulative effect of adoption of FIN 48	$—	$301

See accompanying notes to the condensed financial statements (unaudited).

Citi Trends, Inc.

Notes to the Condensed Financial Statements (unaudited)

November 1, 2008

1. Basis of Presentation

The condensed balance sheet as of November 1, 2008, the condensed statements of operations for the thirty-nine and thirteen-week periods ended November 1, 2008 and November 3, 2007, and the condensed statements of cash flows for the thirty-nine week periods ended November 1, 2008 and November 3, 2007 have been prepared by Citi Trends, Inc. (the “Company”), without audit. The condensed balance sheet as of February 2, 2008 has been derived from the audited financial statements as of that date, but does not include all required year end disclosures.  In the opinion of management, such statements include all adjustments considered necessary to present fairly the Company’s financial position as of November 1, 2008 and February 2, 2008, and its results of operations and cash flows for all periods presented.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended February 2, 2008.

The accompanying unaudited condensed financial statements are also prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  Operating results for the interim periods ended November 1, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2009.

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

The following table provides a reconciliation of the average number of common shares outstanding used to calculate basic earnings per share to the number of common shares and common stock equivalents outstanding used in calculating diluted earnings per share for the thirteen weeks and thirty-nine weeks ended November 1, 2008 and November 3, 2007:

	Thirty-nine Weeks Ended
	November 1, 2008	November 3, 2007
Average number of common shares outstanding	14,094,872	13,917,271
Incremental shares from assumed exercises of stock options	167,200	317,745
Average number of common shares and common stock equivalents outstanding	14,262,072	14,235,016

	Thirteen Weeks Ended
	November 1, 2008	November 3, 2007
Average number of common shares outstanding	14,141,132	14,022,549
Incremental shares from assumed exercises of stock options	—	—
Average number of common shares and common stock equivalents outstanding	14,141,132	14,022,549

In accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, the Company calculates the dilutive effect of stock-based compensation arrangements using the treasury stock method.  This method assumes that the proceeds the Company receives from the exercise of stock options are used to repurchase common shares in the market.  In accordance with SFAS No. 123R, Share-Based Payment, the Company includes as assumed proceeds the amount of compensation cost attributed to future services and not yet recognized, and the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of outstanding options and vesting of nonvested restricted stock.  For the thirteen weeks ended November 1, 2008 and November 3, 2007, there were 149,010 and 214,609 incremental shares from assumed exercises of stock options, respectively, excluded from the calculation of diluted earnings per share because to include them for loss periods would be antidilutive. For the thirty-nine weeks ended November 1, 2008 and November 3, 2007, there were 77,035 and 76,500 options outstanding, respectively, to purchase shares of common stock excluded from the calculation of diluted earnings per share because of antidilution.  For the thirteen and thirty-nine weeks ended November 1, 2008 and November 3, 2007, there were no shares of nonvested restricted stock included in the calculation of diluted earnings per share because of antidilution.

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

The following table provides a summary of changes in fair value of the Company’s financial assets for the thirty-nine weeks ended November 1, 2008 (in thousands):

	Level 2	Level 3
Balance as of February 2, 2008	$56,165	$—
Transfer from Level 2 to Level 3	(56,665)	56,665
Unrealized loss included in other comprehensive loss	—	(2,539)
Sales/redemptions of auction rate securities	(3,500)	(11,675)
Purchases of auction rate securities	4,000	—
Reclassification of interest receivable to other current assets	—	(666)
Balance as of November 1, 2008	$—	$41,785

Investment securities on the condensed balance sheets consist exclusively of municipal auction rate securities (“ARS”) issued by student loan funding organizations. These securities are high-grade (at least AA-rated with one or more rating agencies) and approximately 79% are either guaranteed by the Department of Education under the Federal Family Education Loan Program (36%) or backed by insurance companies, AMBAC Assurance Corporation (32%) or MBIA Insurance Corporation (11%). Historically, liquidity for investors in ARS was provided via an auction process that reset the interest rate every 35 days, allowing investors to either roll over their investments or sell them at par. Beginning in February 2008, there was insufficient demand for these types of investments during the auctions and, as a result, these securities became illiquid. After the auctions began failing, certain issuers did redeem, at par value, $7,675,000 of the ARS held by the Company, and one of the Company’s investment banks purchased, at par value, $4,000,000 of the Company’s ARS. In addition, in October 2008, the Company’s other investment bank offered the Company rights to require the investment bank to purchase the remaining ARS at par value at anytime during a two-year period beginning June 30, 2010.  Subsequent to November 1, 2008, the Company accepted the investment bank’s offer to require it to purchase the remaining ARS during the future two-year period. The Company may not be able to access cash by selling these securities without incurring a loss of principal until either, liquidity returns to the auction process, a secondary market emerges, the issuer redeems them, they are sold to the Company’s investment bank, or they mature in years ranging from 2010 to 2040.

The Company classifies its ARS as available-for-sale and, therefore, they are carried at estimated fair value. As of November 1, 2008, there was insufficient observable market information available to determine the fair value of the Company’s ARS. Accordingly, the Company estimated Level 3 fair values for these securities based on assumptions that market participants would use in their estimates of fair value. These assumptions included, among other things, discounted cash flow projections, the timing of expected future successful auctions or redemptions, collateralization of the underlying securities and the creditworthiness of the issuers and insurance companies.  Through February 2, 2008, the ARS were valued at par value due to the frequent resets that historically occurred through the auction process.

Based on the Level 3 valuation, the Company has recorded a temporary unrealized loss of $1,544,000 (net of tax) to accumulated other comprehensive loss in the condensed balance sheet as of November 1, 2008, reflecting declines in fair value of the Company’s ARS.

Factors considered in determining whether the unrealized loss is temporary included the length of time and extent to which fair value has been less than cost, recent redemptions of certain ARS at par value, the financial condition and near-term prospects of the issuers, and our current intent and ability to retain our investments for a period of time sufficient to allow for any anticipated recovery in fair value. If it is later determined that the fair value of these securities is other-than-temporarily impaired, the Company will record a loss in the statement of operations. Due to the Company’s belief that the market for these investments may take in excess of twelve months to fully recover, the Company has classified them as noncurrent assets on the accompanying condensed balance sheet as of November 1, 2008.

5. Comprehensive Income (Loss)

The components of comprehensive income (loss) for all periods presented are as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Net income (loss), as reported	$(687)	$(513)	$7,327	$5,836
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of tax benefit of $89 and $1,182 in the 13 weeks and 39 weeks ended November 1, 2008, respectively	(137)	—	(1,832)	—
Reclassification of realized gains for redeemed securities, net of tax provision of $187 in the 13 weeks and 39 weeks ended November 1, 2008	288	—	288	—
Comprehensive income (loss)	$(536)	$(513)	$5,783	$5,836

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

8. Recent Accounting Pronouncements

Effective February 3, 2008, the Company adopted SFAS No. 157, Fair Value Measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and requires additional disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value and does not change existing guidance as to whether or not an instrument is carried at fair value. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of Statement No. 157, which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS No. 157 with respect to its financial assets and financial liabilities only. The adoption of this statement did not have a material impact on the Company’s financial statements. In October 2008, the FASB issued Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP FAS 157-3”), which clarified the application of SFAS No. 157 in cases where a market is not active. The Company has considered the guidance provided by FSP FAS 157-3 in its determination of fair values as of November 1, 2008, and the impact was not material. For other disclosures related to SFAS No. 157, see Note 4.

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

9. Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.  The decrease of cash and accounts payable through a reclassification of outstanding checks for all prior periods caused net cash used in operating activities shown in the statements of cash flows to increase by $286,000 from that previously reported for the thirty-nine weeks ended November 3, 2007.

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

The factors that may result in actual results differing from such forward-looking information include, but are not limited to: transportation and distribution delays or interruptions; changes in freight rates; the Company’s ability to negotiate effectively the cost and purchase of merchandise; inventory risks due to shifts in market demand; the Company’s ability to gauge fashion trends and changing consumer preferences; changes in consumer spending on apparel; changes in product mix; interruptions in suppliers’ businesses; interest rate fluctuations; a deterioration in general economic conditions caused by acts of war or terrorism or other factors; temporary changes in demand due to weather patterns; seasonality of the Company’s business; delays associated with building, opening and operating new stores; delays associated with building, opening, expanding or converting new or existing distribution centers; the future liquidity of auction rate securities; and other factors described in the section titled “Item 1A. Risk Factors” and elsewhere in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008 and in Part II, “Item 1A. Risk Factors” and elsewhere in the Company’s Quarterly Reports on Form 10-Q and in the other documents the Company files with the Securities and Exchange Commission (“SEC”), including other reports on Form 8-K and 10-Q, and any amendments thereto.

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

Overview

We are a rapidly growing, value-priced retailer of urban fashion apparel and accessories for the entire family. Our merchandise offerings are designed to appeal to the preferences of fashion conscious consumers, particularly African-Americans. Originally our stores were located in the Southeast, and in recent years we expanded into the Mid-Atlantic and Midwest regions and Texas. We operated 341 stores in both urban and rural markets in 21 states as of November 1, 2008.

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

Results of Operations

The following discussion of the Company’s financial performance is based on the condensed financial statements set forth herein. The nature of the Company’s business is seasonal. Historically, sales in the first and fourth quarters have been higher than sales achieved in the second and third quarters of the fiscal year. Expenses and, to a greater extent, operating income vary by quarter. Results of a period shorter than a full year may not be indicative of results expected for the entire year. Furthermore, the seasonal nature of the Company’s business and the difficult economic business conditions discussed in Item 1A of Part II may affect comparisons between periods.

Thirty-nine Weeks Ended November 1, 2008 and November 3, 2007

Net Sales.  Net sales increased $38.7 million, or 12.8%, to $341.6 million in the thirty-nine weeks ended November 1, 2008 from $302.9 million in the thirty-nine weeks ended November 3, 2007.  The increase in net sales was due primarily to 36 new stores opened since last year’s third quarter, 29 new stores opened in the first three quarters of 2007 for which there was not a full thirty-nine weeks of sales during that period, and a 0.8% increase in comparable store sales, partially offset by the closing of one store. Comparable stores include locations that have been relocated or expanded. There were 9 stores relocated or expanded in the first three quarters of 2008 and 12 stores relocated or expanded in fiscal 2007, all of which impacted comparable store sales. Sales in comparable relocated and expanded stores increased 7.9% in the first three quarters of 2008, while sales in all other comparable stores increased 0.1%. The 0.8% overall increase in comparable store sales consisted of a 1.9% increase in the average customer purchase, partially offset by a 1.1% decrease in the number of customer transactions. Comparable store sales changes by major merchandise class were as follows in the first three quarters of 2008:  Children’s +10%; Home +3%; Men’s -2%; Women’s -2%; Accessories -7%.

The new stores opened in 2007 and 2008, net of the closed store, accounted for $36.3 million of the total increase in sales, while the 0.8% sales increase in the 277 comparable stores contributed $2.4 million.

Gross Profit.  Gross profit increased $19.1 million, or 17.2%, to $130.4 million in the first three quarters of 2008 from $111.3 million last year.  The increase in gross profit is a result of the increase in sales, together with an improvement in the gross margin from 36.7% in last year’s first three quarters to 38.2% this year.  This increase in gross margin resulted primarily from markdowns being approximately 90 basis points lower as a percentage of sales due to improved management of inventory levels. In addition, gross margin benefited from inventory shrinkage being approximately 40 basis points lower due to the steps taken in the past year to better control inventory shrinkage, including, a reduction in the span of control given to our district managers in order to increase the level of supervision, a greater focus on problem stores by the store operations and loss prevention departments, the addition of sophisticated surveillance systems in high shrinkage stores, and lower inventory levels.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $15.0 million, or 15.9%, to $109.6 million in the first three quarters of 2008 from $94.6 million in last year’s first three quarters.  The increase in these expenses was due primarily to additional store level, distribution and corporate costs arising from the opening of 36 new stores since the end of last year’s third quarter.  As a percentage of sales, selling, general and administrative expenses increased in the first three quarters to 32.1% from 31.2% last year, due primarily to the deleveraging effect that occurs on expenses as a percentage of sales when comparable store sales increase at a rate, 0.8%, that is lower than the normal rate of inflation on expenses. In addition, store supervision costs as a percentage of sales increased in connection with a reduction in the span of control given to our district managers. These increases in the expense percentage were partially offset by the benefit in this year’s comparison of approximately $550,000 of expenses related to a secondary stock offering last year.

Depreciation and Amortization.  Depreciation and amortization expense increased $2.8 million, or 31.0%, to $11.9 million in the first three quarters of 2008 from $9.1 million in the first three quarters of 2007, as the result of capital expenditures incurred for new and relocated/expanded stores and the expansion of the Darlington distribution center.

Interest Income.  Interest income increased to $2.2 million from $1.7 million in the first three quarters of 2007 due primarily to higher contractual interest rates being earned on our investments in auction rate securities once the auctions of such securities began to fail in February 2008 and due to an increase in market rates for a short period of time during the banking crisis in the third quarter. See the discussion of auction rate securities below under “Cash Requirements” for more information.

Interest Expense.  Interest expense decreased to $256,000 in the first three quarters of 2008 from $372,000 last year due to the normal decline in the interest portion of payments on our capital lease obligations as the principal portion of such obligations is reduced.

Income Tax Expense.  Income tax expense increased 13.3% to $3.5 million in this year’s first three quarters from $3.1 million in the first three quarters of 2007 due to higher earnings, partially offset by a decrease in the effective income tax rate to 32.6% compared to 34.9% last year. The effective rate estimated through the third quarter of 2007 ultimately proved to be too high and was adjusted downward in the fourth quarter to a full year rate of 31.0%. The year-to-date effective rate of 32.6% is higher than last year’s full year rate of 31.0% due to tax-exempt interest income and various income tax credits being less as a percentage of pretax income this year.

Net Income.  Net income increased 25.5% to $7.3 million in the first three quarters of 2008 from $5.8 million in last year’s first three quarters due to the factors discussed above.

Thirteen Weeks Ended November 1, 2008 and November 3, 2007

Net Sales.  Net sales increased $5.4 million, or 5.4%, to $104.9 million in the thirteen weeks ended November 1, 2008 from $99.5 million in the thirteen weeks ended November 3, 2007.  The increase in net sales was due primarily to 36 new stores opened since last year’s third quarter, partially offset by a 4.2% decrease in comparable store sales and the closing of one store. Comparable stores include locations that have been relocated or expanded. There were 9 stores relocated or expanded in the first three quarters of 2008 and 12 stores relocated or expanded in fiscal 2007, all of which impacted comparable store sales. Sales in comparable relocated and expanded stores decreased 3.8% in the third quarter of 2008, while sales in all other comparable stores decreased 4.3%. The 4.2% overall decrease in comparable store sales consisted of a 6.3% decrease in the number of customer transactions, partially offset by a 2.1% increase in the average customer purchase. Comparable store sales changes by major merchandise class were as follows in the third quarter of 2008:  Children’s +10%; Home -3%; Men’s -7%; Women’s -9%; Accessories -16%.

The new stores opened in 2007 and 2008, net of the closed store, accounted for a $9.2 million increase in total sales, while the 4.2% sales decrease in the 277 comparable stores totaled $3.8 million.

Gross Profit.  Gross profit increased $4.2 million, or 12.2%, to $38.7 million in the third quarter of 2008 from $34.5 million last year.  The increase in gross profit is a result of the increase in sales, together with an improvement in the gross margin from 34.7% in last year’s third quarter to 36.9% this year.  This increase in gross margin resulted primarily from markdowns being approximately 200 basis points lower as a percentage of sales in the third quarter of 2008 due to improved management of inventory levels. In addition, gross margin benefited from inventory shrinkage being approximately 50 basis points lower in the third quarter of 2008 compared to the third quarter of 2007 due to the steps taken in the past year to better control inventory shrinkage, including, a reduction in the span of control given to our district managers in order to increase the level of supervision, a greater focus on problem stores by the store operations and loss prevention departments, the addition of sophisticated surveillance systems in high shrinkage stores, and lower inventory levels.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $4.0 million, or 12.4%, to $36.5 million in the third quarter of 2008 from $32.5 million in last year’s third quarter.  The increase in these expenses was due primarily to additional store level, distribution and corporate costs arising from the opening of 36 new stores since last year’s third quarter.  After a 17.7% increase in expenses during the first half of the year, the Company tightly managed expenses in the third quarter in light of the slowing sales environment. The result was that the rate of expense growth was lowered to 12.4% in the third quarter. In particular, store payroll, even with a minimum wage increase, was managed very closely, as were many other expenses. As a percentage of sales, selling, general and administrative expenses increased in the third quarter to 34.8% from 32.6% last year, due primarily to the deleveraging effect that occurs on expenses as a percentage of sales when comparable store sales decrease while operating expenses are increasing at a normal rate of inflation. In addition, store supervision costs as a percentage of sales increased in connection with a reduction in the span of control given to our district managers.

Depreciation and Amortization.  Depreciation and amortization expense increased $869,000, or 26.6%, to $4.1 million in the third quarter of 2008 from $3.3 million in the third quarter of 2007, as the result of capital expenditures incurred for new and relocated/expanded stores and the expansion of the Darlington distribution center.

Interest Income.  Interest income increased to $790,000 in the third quarter of 2008 from $521,000 last year due to an increase in market rates for a short period of time during the banking crisis. Most interest income is earned on auction rate securities, which are discussed further below in the “Cash Requirements” section.

Interest Expense.  Interest expense decreased to $94,000 in the third quarter of 2008 from $107,000 last year due to the normal decline in the interest portion of payments on our capital lease obligations as the principal portion of such obligations is reduced.

Income Tax Benefit.  The income tax benefit increased 78.0% to $493,000 in this year’s third quarter from $277,000 in the third quarter of 2007 due to a larger pretax loss, together with an increase in the effective income tax rate to 41.8% compared to 35.1% last year due to the need in this year’s third quarter to adjust the year-to-date rate to 32.6% from the 33.5% estimate used at the end of the second quarter, based on changes in expected levels of tax-exempt interest income and various income tax credits.

Net Loss.  Net loss increased 33.9% to $687,000 in the third quarter of 2008 from $513,000 in last year’s third quarter due to the factors discussed above.

Liquidity and Capital Resources

Our cash requirements are primarily for working capital, expansion of our distribution infrastructure, construction of new stores, remodeling of our existing stores and the improvement of our information systems. Historically, we have met these cash requirements from cash flow from operations, short-term trade credit, borrowings under our revolving lines of credit, long-term debt, capital leases, and cash proceeds from our initial public offering.  We expect to be able to meet future cash requirements with cash flow from operations, short-term trade credit, existing cash balances and borrowings under our revolving credit facility.

Current Financial Condition. As of  November 1, 2008, we had total cash and cash equivalents of $12.4 million compared with total cash and cash equivalents of $6.2 million as of February 2, 2008. Inventory represented 40.4% of our total assets as of November 1, 2008. Management’s ability to manage our inventory can have a significant impact on our cash flows from operations during a given interim period or fiscal year. In addition, inventory purchases can be seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise.  Total inventories at the end of the third quarter of 2008 were down $4.1 million, or 4.3%, compared to the third quarter of fiscal 2007, while inventory in comparable stores was 14.7% lower, due to our efforts to conservatively control inventory in the current difficult economic environment.

Cash Flows From Operating Activities. Net cash provided by operating activities was $13.4 million in the thirty-nine weeks ended November 1, 2008 compared to cash used in operating activities of $9.4 million in the thirty-nine weeks ended November 3, 2007. Overall efforts to improve our inventory productivity resulted in $13.1 million of the improvement in cash flows from operating activities between the two periods. The main sources of cash provided during the first three quarters of this year were net income adjusted for depreciation and amortization, deferred income taxes and noncash stock-based compensation expense, totaling $18.4 million (compared to $13.5 million in last year’s first three quarters), and an increase in accounts payable of $2.8 million (compared to a decrease of $2.0 million last year) resulting from improved inventory turnover which caused a greater percentage of inventory purchases to be included in accounts payable at quarter end. Significant uses of cash consisted of a $7.4 million increase (compared to $20.5 million in last year’s first three quarters) in inventory since the beginning of 2008 due to new stores and the seasonal build of merchandise as we approach the Christmas season.

Cash Flows From Investing Activities. Cash used in investing activities was $7.3 million in the thirty-nine weeks ended November 1, 2008 compared to cash provided by investing activities of $4.0 million in the thirty-nine weeks ended November 3, 2007. Purchases of property and equipment included in cash flows from investing activities totaled $18.5 million and $18.3 million in the first three quarters of fiscal 2008 and 2007, respectively. Such capital expenditures in both years included construction work related to the expansion of the Darlington distribution center and routine amounts for new stores, relocated and expanded stores and other general corporate purposes. Sales of municipal auction rate securities, net of purchases, provided cash of $11.2 million and $22.2 million in the first three quarters of fiscal 2008 and 2007, respectively.

Cash Flows From Financing Activities. Cash flows from financing activities were insignificant in the first three quarters of 2008. In the first three quarters of 2007, such cash flows totaled $2.2 million, primarily related to excess tax benefits from stock option exercises, net of repayments on long-term debt and capital lease obligations.

Cash Requirements

Our principal sources of liquidity consist of: (i) cash and cash equivalents (which equaled $12.4 million as of November 1, 2008); (ii) short-term trade credit; (iii) cash generated from operations on an ongoing basis as we sell our merchandise inventory; and (iv) a $35 million revolving credit facility. Short-term trade credit, which arises from customary payment terms and trade practices with our vendors, represents a significant source of financing for inventory purchases. Historically, our principal liquidity requirements have been for working capital and capital expenditure needs.

As of November 1, 2008, the Company had $41.8 million, net, of investments in municipal auction rate securities (“ARS”) issued by student loan funding organizations. These securities are high-grade (at least AA-rated with one or more rating agencies) and approximately 79% are either guaranteed by the Department of Education under the Federal Family Education Loan Program (36%) or backed by insurance companies, AMBAC Assurance Corporation (32%) or MBIA Insurance Corporation (11%). Historically, liquidity for investors in ARS was provided via an auction process that reset the interest rate every 35 days, allowing investors to either roll over their investments or sell them at par. Beginning in February 2008, there was insufficient demand for these types of investments during the auctions and, as a result, these securities became illiquid. After the auctions began failing, certain issuers did redeem, at par value, $7,675,000 of the ARS held by the Company, and one of the Company’s investment banks purchased, at par value, $4,000,000 of the Company’s ARS. In addition, in October 2008, the Company’s other investment bank offered the Company rights to require the investment bank to purchase the remaining ARS at par value at anytime during a two-year period beginning June 30, 2010.  Subsequent to November 1, 2008, the Company accepted the investment bank’s offer to require it to purchase the remaining ARS during the future two-year period. The Company may not be able to access cash by selling these securities without incurring a loss of principal until either, liquidity returns to the auction process, a secondary market emerges, the issuer redeems them, they are sold to the Company’s investment bank, or they mature in years ranging from 2010 to 2040.

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

Investments

As of November 1, 2008, the Company had $41.8 million, net, of investments in municipal auction rate securities (“ARS”) issued by student loan funding organizations. We account for our investments in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 115 addresses the accounting and reporting for investments in fixed maturity securities and for equity securities with readily determinable fair values. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Currently, all ARS held by the Company are classified as available-for-sale and are classified as long-term investments. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Interest earned on securities classified as available-for-sale is included in interest income.

Estimating the fair value of investments in ARS requires numerous assumptions such as expected cash flows, the timing of expected future successful auctions or redemptions, collateralization of the underlying securities and the creditworthiness of the issuers and insurance companies. These assumptions are subject to uncertainties, are difficult to predict and require significant judgment. The use of different assumptions and changes in future market conditions could result in significantly different estimates of fair value. There is no assurance as to when the market for ARS will stabilize. The fair value of our ARS could change significantly based on market conditions and continued uncertainties in the credit markets. If these uncertainties continue or if these securities experience credit rating downgrades or changes in the rates of default on the underlying assets, we may incur additional impairment on our ARS portfolio. We continue to monitor the fair value of our ARS and relevant market conditions and will record additional impairment if future circumstances warrant such charges.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to financial market risks related to changes in interest rates connected with our revolving line of credit, which bears interest at variable rates. We cannot predict market fluctuations in interest rates. As a result, future results may differ materially from estimated results due to adverse changes in interest rates or debt availability. A hypothetical 100 basis point increase in prevailing market interest rates would not have materially impacted our financial position, results of operations or cash flows for the thirty-nine weeks ended November 1, 2008, because we did not borrow during this period of time.  We do not engage in financial transactions for trading or speculative purposes and have not entered into any interest rate hedging contracts.

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

As of November 1, 2008, the Company had $41.8 million, net, of investments in municipal auction rate securities (“ARS”) issued by student loan funding organizations. These securities are high-grade (at least AA-rated with one or more rating agencies) and approximately 79% are either guaranteed by the Department of Education under the Federal Family Education Loan Program (36%) or backed by insurance companies, AMBAC Assurance Corporation (32%) or MBIA Insurance Corporation (11%). Historically, liquidity for investors in ARS was provided via an auction process that reset the interest rate every 35 days, allowing investors to either roll over their investments or sell them at par. Beginning in February 2008, there was insufficient demand for these types of investments during the auctions and, as a result, these securities became illiquid. After the auctions began failing, certain issuers did redeem, at par value, $7,675,000 of the ARS held by the Company, and one of the Company’s investment banks purchased, at par value, $4,000,000 of the Company’s ARS. In addition, in October 2008, the Company’s other investment bank offered the Company rights to require the investment bank to purchase the remaining ARS at par value at anytime during a two-year period beginning June 30, 2010.  Subsequent to November 1, 2008, the Company accepted the investment bank’s offer to require it to purchase the remaining ARS during the future two-year period. The Company may not be able to access cash by selling these securities without incurring a loss of principal until either, liquidity returns to the auction process, a secondary market emerges, the issuer redeems them, they are sold to the Company’s investment bank, or they mature in years ranging from 2010 to 2040.

Item 4. Controls and Procedures.

We have carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 1, 2008 pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial

Officer each concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information has been accumulated and communicated to our management, including the officers who certify our financial reports, as appropriate, to allow timely decisions regarding the required disclosures. There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended November 1, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There are no material changes to the Risk Factors described under the section “ITEM 1A. RISK FACTORS” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008, except as discussed below.

The adverse changes in global economic conditions could adversely affect our customers’ spending habits.

Our performance is subject to factors that impact discretionary consumer spending, including general economic conditions, employment, consumer debt, inflation in food prices, consumer confidence and other macroeconomic factors. The downturn in the economy may continue to adversely affect our business and could have an adverse impact on our major suppliers and landlords.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

Not applicable.

Item  6. Exhibits.

10.1	UBS Offer Letter dated October 8, 2008, together with Acceptance Form of Citi Trends, Inc.*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*†

*	Filed herewith.

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

Date: December 8, 2008

	By:	/s/ Bruce D. Smith
	Name:	Bruce D. Smith
	Title:	Senior Vice President, Chief Financial Officer and Secretary