Form 10-K
period 2009-01-31
Citi Trends Inc
filed 2009-04-15
CIK 1318484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended January 31, 2009

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the transition period from                to

Commission File Number: 000-51315

CITI TRENDS, INC.

(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of	52-2150697
incorporation or organization)	(I.R.S. Employer Identification No.)

104 Coleman Boulevard, Savannah, Georgia	31408
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code   (912) 236-1561

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 Par Value	NASDAQ Stock Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $327,760,015 at August 1, 2008.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: Common Stock, par value $.01 per share, 14,685,737 shares outstanding as of March 30, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information from the registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year covered by this Annual Report on Form 10-K, with respect to the Annual Meeting of Stockholders to be held on May 27, 2009.

FORM 10-K REPORT INDEX

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

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Item 1A. Risk Factors and elsewhere in this Report and the other documents we file with the Securities and Exchange Commission (“SEC”), including our reports on Form 8-K and Form 10-Q, and any amendments thereto. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. These forward-looking statements speak only as of the date of such statements. Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the SEC, we do not plan to publicly update or revise any forward-looking statements contained in this Report, whether as a result of any new information, future events or otherwise.

Information is provided herein with respect to our operations related to our fiscal years ended on January 31, 2009 (“fiscal 2008”), February 2, 2008 (“fiscal 2007”) and February 3, 2007 (“fiscal 2006”).

ITEM 1.          BUSINESS

Overview and History

We are a rapidly growing, value-priced retailer of urban fashion apparel and accessories for the entire family. We offer quality, branded products from nationally recognized brands, as well as private label products and a limited assortment of home décor items. Our merchandise offerings are designed to appeal to the preferences of fashion conscious consumers, particularly African-Americans. We believe that we provide merchandise at compelling values. Our goal is to provide nationally recognized branded merchandise at 30% to 70% discounts to department and specialty stores’ regular prices. Our stores average approximately 10,200 square feet of selling space and are typically located in neighborhood shopping centers that are convenient to low- to moderate-income customers. Originally our stores were located in the Southeast, and in recent years were expanded into the Mid-Atlantic and Midwest regions as well as the state of Texas. In fiscal 2008, we opened 39 new stores and closed one store.  As of January 31, 2009, we operated 357 stores in both urban and rural markets in 22 states.

Our predecessor, Allied Department Stores, was founded in 1946 and grew into a chain of family apparel stores operating in the Southeast. In 1999, the Company, then consisting of 85 stores throughout the Southeast, was acquired by Hampshire Equity Partners II, L.P., a private equity firm. Following the acquisition by Hampshire Equity Partners II, L.P., management implemented several strategies to refocus us on the growing urban market and improve our operating and financial performance. After the successful implementation of these strategies and the successful growth of our chain from 85 stores to 212 stores, we completed an initial public offering of our common stock on May 18, 2005.

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

Focus on Urban Fashion Mix. We focus our merchandise on urban fashions, which we believe appeal to our core customers. We do not attempt to dictate trends, but rather devote considerable effort to identifying emerging trends and ensuring that our apparel assortment is considered timely and fashionable in the urban market. Our merchandising staff tests new merchandise before reordering and actively manages the mix of brands and products in the stores to keep our offering fresh and minimize markdowns.

Superior Value Proposition. As a value-priced retailer, we seek to offer top quality, fashionable merchandise at compelling prices. We seek to provide nationally recognized brands at 30% to 70% discounts to department and specialty stores’ regular prices. We also offer products under our proprietary brands such as “Diva Blue,” “Red Ape,” and “Lil Miss Hollywood.” These private brands enable us to expand our product selection, offer fashion merchandise at lower prices and enhance our product offerings.

Merchandise Mix that Appeals to the Entire Family. We merchandise our stores to create a destination environment capable of meeting the fashion needs of the entire value-conscious family. Each store offers a wide variety of products for men and women, as well as children. Our stores feature sportswear, dresses, outerwear, footwear, intimate apparel and accessories, as well as a limited assortment of home décor items. We believe that the breadth of our merchandise distinguishes our stores from many competitors that offer urban apparel primarily for women, and reduces our exposure to fashion trends and demand cycles in any single category.

Strong and Flexible Sourcing Relationships. We maintain strong sourcing relationships with a large group of suppliers. We have purchased merchandise from more than 1,200 vendors in the past 12 months. Purchasing is controlled by a 25-plus member buying team located at our Savannah, Georgia headquarters and our buying office in New York, New York. We purchase merchandise through planned programs with vendors at reduced prices and opportunistically through close-outs, with the majority of our merchandise purchased for the current season and a limited quantity held for sale in future seasons. To foster vendor relationships, we pay vendors promptly and do not ask for typical retail concessions such as promotional and markdown allowances.

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

Product Merchandising and Pricing

Products. Our merchandising policy is to offer high quality, branded products at attractive prices for the entire value-conscious family. We seek to maintain a diverse assortment of first quality, in-season merchandise that appeals to the distinctive tastes and preferences of our core customers. Approximately 47% of our net sales are represented by nationally recognized brands. We also offer a wide variety of products from less recognized brands and a lesser amount representing private label products under our proprietary brands such as “Diva Blue,” “Red Ape,” and “Lil Miss Hollywood.” Our private brand products enable us to expand product selection, offer merchandise at lower prices and enhance our product offerings.

Our merchandise includes apparel, accessories and home décor. Within apparel, we offer fashion sportswear for men, women and children, including offerings for newborns, infants, toddlers, boys and girls. We also offer accessories, which includes handbags, jewelry, footwear, belts, intimate apparel and sleepwear, as well as a limited assortment of home décor.

The following table sets forth the merchandise assortment by classification as a percentage of net sales for fiscal 2008, 2007 and 2006.

	Percentage of
	Net Sales
	2008	2007	2006
Women’s	35%	35%	36%
Children’s	29%	27%	26%
Men’s	22%	22%	22%
Accessories	12%	14%	14%
Home décor	2%	2%	2%

Pricing. We purchase our merchandise at attractive prices and mark prices up less than department or specialty stores. We seek to provide nationally recognized brands at prices 30% to 70% below regular retail prices available in department stores and specialty stores, and to provide a product offering that validates both our value and fashion positioning to our consumers. We also consider the price-to-value relationships of our non-branded products to be strong. Our basic pricing strategy is everyday low prices. The discount from the suggested retail price is usually reflected on the price tag. We review each department in our stores at least monthly for possible markdowns based on sales rates and fashion seasons to promote faster turnover of inventory and to accelerate the flow of current merchandise.

Sourcing and Allocation

The merchandising department oversees the sourcing, planning and allocation of merchandise to our stores, which allows us to utilize volume purchase discounts and maintain control over our inventory. We source our merchandise from over 1,200 vendors, consisting of domestic manufacturers and importers. Our Chief Merchandising Officer supervises a planning and allocation team consisting of nearly 30 associates, as well as a buying team, which is comprised of four merchandise managers and approximately 25 buyers and assistant buyers.

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

Our buyers purchase merchandise in styles, sizes and quantities to meet inventory levels developed by the planning staff. The buying staff utilizes several purchasing techniques that enable us to offer to consumers branded and other merchandise at everyday low prices. The majority of the nationally recognized branded products we sell are purchased in-season and represent vendors’ excess inventories resulting from over-production or retailer order cancellations. We generally purchase later in the merchandising buying cycle than department and specialty stores. This allows us to take advantage of imbalances between retailers’ demands for specific merchandise and manufacturers’ supply of that merchandise. We also purchase merchandise from some vendors in advance of the selling season at reduced prices and purchase merchandise on an opportunistic basis, which we then store for sale three to nine months later. Where possible, we seek to purchase items based on style or color in limited quantities on a test basis with the right to reorder as needed. Finally, we purchase private brand merchandise that we source to our specifications.

We allocate merchandise across our store base according to store-level demand. The merchandising staff utilizes a centralized management system to monitor merchandise purchasing, planning and allocation in order to maximize inventory turnover, identify and respond to changing product demands and determine the timing of mark-downs to our merchandise. The buyers also regularly review the age and condition of the merchandise and manage both the reordering and clearance processes. In addition, the merchandising team communicates with regional, district and store managers to ascertain regional and store-level conditions and to better ensure that our product mix meets our consumers’ demands in terms of quality, fashion, price and availability.

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

Store Operations

Store Format. The average selling space of our existing 357 stores is approximately 10,200 square feet, which allows us the space and flexibility to departmentalize our stores and provide directed traffic patterns. We arrange our stores in a racetrack format with women’s sportswear, our most attractive and fashion current merchandise, in the center of each store and complementary categories adjacent to those items. Men’s and boy’s apparel is displayed on one side of the store, while dresses, footwear and accessories are displayed on the other side. Merchandise for infants, toddlers and girls is displayed along the back of the store. Impulse items, such as jewelry and sunglasses, are featured near the checkout area. Products from nationally recognized brands are prominently displayed on four-way racks at the front of each department. The remaining merchandise is displayed on hanging racks and occasionally on table displays. Large hanging signs identify each category location. The unobstructed floor plan allows the customer to see virtually all of the different product areas from the store entrance and provides us the flexibility to easily expand and contract departments in response to consumer demand, seasonality and merchandise availability. Virtually all of our inventory is displayed on the selling floor. Prices are clearly marked and often have the comparative retail-selling price noted on the price tag.

Store Management. Store operations are managed by our Senior Vice President of Store Operations, five regional managers and 42 district managers, each of whom typically manages five to twelve stores. The typical store is staffed with a store manager, two or three assistant managers and seven to eight part-time sales associates, all of whom rotate work days on a shift basis. Store managers and assistant store managers participate in a bonus program based on achieving predetermined levels of sales and inventory shrinkage. District managers participate in bonus programs based on achieving targeted levels of sales, profits, inventory shrinkage and payroll costs. Regional managers participate in a bonus program based on a rollup of the district managers’ bonuses. Sales associates are compensated on an hourly basis with incentives. Moreover, we recognize individual performance through internal promotions and provide extensive opportunities for advancement, particularly given our rapid growth.

We place significant emphasis on loss prevention in order to control inventory shrinkage. Initiatives include electronic tags on most of our products, training and education of store personnel on loss prevention issues, digital video camera systems, alarm systems and motion detectors in the stores. In certain stores, we use an outside service to visually monitor the stores throughout the day using sophisticated camera systems. We also capture extensive point-of-sale data and maintain systems that monitor returns, voids and employee sales, and produce trend and exception reports to assist in identifying shrinkage issues. We have a centralized loss prevention team that focuses exclusively on implementation of these initiatives and specifically on stores that have experienced above average levels of shrinkage. We also maintain an independent, third party administered, toll-free line for reporting shrinkage concerns and any other employee concerns.

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

Layaway Program. We offer a layaway program that allows customers to purchase merchandise by initially paying a 20% deposit and a $2.00 service charge. The customer then makes additional payments every two weeks and has 60 days within which to complete the purchase. If the purchase is not completed, the customer receives a merchandise credit for amounts paid less a re-stocking fee and service charge.

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

Advertising and Marketing

Our advertising goal is to build the “Citi Trends” brand and promote consumers’ association of the “Citi Trends” brand with value, quality, fashion and everyday low prices. We generally focus our advertising efforts during the Easter, back-to-school and Christmas seasons. This advertising consists of radio commercials played on local hip-hop radio stations and cable television commercials that highlight our brands, value and everyday low prices. We also do in-store advertising that includes window signs designated for special purposes, such as seasonal events and clearance periods, and taped audio advertisements co-mingled with in-store music programs. Signs change in color, quantity and theme every six to nine weeks. For store grand openings and significant remodels, we typically seek to create community awareness and consumer excitement through radio advertising preceding and during the grand opening and by creating an on-site event with local radio personalities broadcasting from the new location. We also distribute promotional items such as gift certificates and shopping sprees in connection with our grand openings and significant remodels.

Our marketing efforts center on promoting our everyday low prices and on demonstrating the strong price-to-value relationship of our products to our consumers. We do not utilize promotional advertising. Merchandise is priced so that our competition rarely has lower prices. In the limited situations where the competition offers the same merchandise at a lower price, we will match the price.

Distribution

All merchandise sold in our stores is shipped directly from our distribution centers in Savannah, Georgia and Darlington, South Carolina. We generally ship merchandise from our distribution centers to our stores daily, utilizing United Parcel Service, Inc. and FedEx Corporation. In addition to the distribution center in Savannah, we have a small merchandise storage facility that is attached to our corporate offices.  The Savannah facilities have a combined square footage of approximately 240,000, including 55,000 square feet of office space. To support our continued growth, we completed an expansion of the Darlington distribution center in 2008 which increased the size of the facility from 286,000 square feet to 550,000 square feet. We expect this expansion to support our growth plans through 2010.

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

Growth Strategy

Our growth strategy is to open stores in new and existing markets, as well as to increase sales in existing stores. Adding stores in the markets we currently serve often enables us to benefit from enhanced name recognition and achieves advertising and operating synergies. In fiscal 2006, we opened 42 new stores and entered the Indianapolis, Indiana; Dayton, greater-Cleveland, Akron, Ohio; and St Louis, Missouri markets. In fiscal 2007, we opened 42 new stores and entered the Tulsa, Oklahoma; Detroit, Michigan; Chicago, Illinois; and Milwaukee, Wisconsin markets. In fiscal 2008, we opened 39 new stores and entered the Philadelphia, Pennsylvania and Kansas City, Kansas markets. We expect to open approximately 45 new stores in fiscal 2009. Approximately 85% of the new stores we intend to open in fiscal 2009 will be located in states in which we are currently located.

Competition

The markets we serve are highly competitive. The principal methods of competition in the retail business are fashion, assortment, pricing and presentation. We believe we have a competitive advantage in our offering of fashionable brands at everyday low prices. We compete against a diverse group of retailers, including national off-price retailers, mass merchants, smaller specialty retailers and dollar stores. The off-price retail companies with which we compete include TJX Companies, Inc. (“TJX Companies”), Burlington Coat Factory Warehouse Corp. (“Burlington Coat Factory”) and Ross Stores, Inc. (“Ross Stores”). In particular, TJX Companies’ A.J. Wright stores target moderate income consumers and Ross Stores has a similar concept targeting lower income consumers, called dd’s DISCOUNTS. We believe our strategy of appealing to African-American consumers and offering urban apparel products allows us to compete successfully with these retailers. We also believe we offer a more inviting store format than the off-price retailers, including our use of carpeted floors and more prominently displayed brands. We also compete with a group of smaller specialty retailers that only sell women’s products, such as Rainbow, Dots, Fashion Cents, It’s Fashions! and Simply Fashions. Our mass merchant competitors include Wal-Mart and Kmart. These chains do not focus on fashion apparel and, within their apparel offering, lack the urban focus that we believe differentiates our offering and appeals to our core customers. Similarly, while some of the dollar store chains offer apparel, they typically offer a more limited selection focused on basic apparel needs. As a result, we believe there is significant demand for a value retailer that addresses the market of low- to moderate-income consumers generally and, particularly, African-American and other minority consumers who seek value-priced, urban fashion apparel and accessories. See Item 1A. Risk Factors in this Report for additional information.

Intellectual Property

We regard our trademarks and service marks as having significant value and as being important to our marketing efforts. We have registered the “Citi Trends” trademark with the U.S. Patent and Trademark Office on the Principal Register as both a trademark for retail department store services and as a trademark for clothing. We have also registered the following trademarks with the U.S. Patent and Trademark Office on the Principal Register: “Citi Club,” “Citi Express,” “Citi Knights,” “Citi Nite,” “Citi Steps,” “Citi Trends Fashion for Less,” “Citi Women,” “CT Sport,” “Diva Blue,” “Lil Citi Man,” “Lil Miss Hollywood,” “Univer Soul,” “Urban Sophistication,” “Red Ape,”  and “Vintage Harlem.” Our policy is to pursue registration of our marks and to oppose vigorously infringement of our marks.

Employees

As of January 31, 2009, we had approximately 1,900 full-time and approximately 2,100 part-time employees. Of these employees, approximately 3,400 are employed in our stores and the remainder are employed in our distribution centers and corporate office. We are not a party to any collective bargaining agreements, and none of our employees is represented by a labor union. We believe our relations with our employees are good.

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

Our success depends on our ability to anticipate, identify and respond rapidly to changes in consumers’ fashion tastes, and our failure to adequately evaluate fashion trends could have an adverse effect on our business, financial condition and results of operations.

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

The retail apparel market is highly competitive with few barriers to entry. We compete against a diverse group of retailers, including national off-price apparel chains such as TJX Companies, Burlington Coat Factory, and Ross Stores; mass merchants such as Wal-Mart and Kmart; smaller discount retail chains that only sell women’s products, such as Rainbow, Dots, Fashion Cents, It’s Fashions!, and Simply Fashions; and general merchandise discount stores and dollar stores, which offer a variety of products, including apparel, for the value-conscious consumer. We also compete against local off-price and specialty retail stores, regional retail chains, traditional department stores, web-based retail stores and other direct retailers.

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

The retail industry periodically has experienced consolidation and other ownership changes. In the future, other United States or foreign retailers may consolidate, undergo restructurings or reorganizations, or realign their affiliations. Any of these developments could result in our competitors increasing their buying power or market visibility. These developments may cause us to lose market share and could have an adverse effect on our sales and results of operations.

We could experience a reduction in sales and cash flows if we are unable to fulfill our current and future merchandising needs.

We depend on our suppliers for the continued availability and satisfactory quality of our merchandise. Most of our suppliers could discontinue selling to us at any time. Additionally, if the manufacturers or other owners of brands or trademarks terminate the license agreements under which some of our suppliers sell our products, we may be unable to obtain replacement merchandise of comparable fashion appeal or quality, in the same quantities or at the same prices. In addition, a number of our suppliers are smaller, less capitalized companies and are more likely to be impacted by unfavorable general economic and market conditions than larger and better capitalized companies. These smaller suppliers may not have sufficient liquidity during economic downturns to properly fund their businesses, and their ability to supply their products to us could be negatively impacted. If we lose the services of one or more of our significant suppliers or one or more of them fail to meet our merchandising needs, we may be unable to obtain replacement merchandise in a timely manner. If our existing suppliers cannot meet our increased needs and we cannot locate alternative supply sources, we may be unable to obtain sufficient quantities of the most popular items of the nationally recognized brands at attractive prices, which could negatively impact our sales and results of operations.

As an apparel retailer, we rely on numerous third parties in the supply chain to produce and deliver the products that we sell, and our business may be negatively impacted by their failure to comply with applicable law.

We rely on numerous third parties to supply the products that we sell. Violations of law by our importers, manufacturers or distributors could result in delays in shipments and receipt of goods or damage our reputation, thus causing our revenues to decline. In addition, merchandise we sell in our stores is subject to regulatory standards set by various governmental authorities with respect to quality and safety. Regulations and standards in this area may change from time to time, and substantial additional regulations and standards have been proposed. Issues with the quality and safety of merchandise we sell in our stores, regardless of our fault, or customer concerns about such issues, could result in damage to our reputation, lost sales, uninsured product liability claims or losses, merchandise recalls and increased costs, which could have an adverse effect on our results of operations. Further, we are susceptible to the receipt of counterfeit brands or unlicensed goods. We could incur liability with manufacturers or other owners of the brands or trademarked products if we inadvertently receive and sell counterfeit brands or unlicensed goods and, therefore, it is important that we establish relationships with reputable vendors to prevent the possibility that we inadvertently receive counterfeit brands or unlicensed goods. Although we have a quality assurance team to check merchandise in an effort to assure that we purchase only authentic brands and licensed goods and are careful in selecting our vendors, we may receive products that we are prohibited from selling or incur liability for selling counterfeit brands or unlicensed goods, which could adversely impact our results of operations.

If our growth strategy is unsuccessful, our financial condition and results of operations could suffer and the market price of our common stock could decline.

Our ability to continue to increase our net sales and earnings depends, in large part, on opening new stores and operating the new and existing stores profitably. We opened 39, 42 and 42 new stores in fiscal 2008, 2007 and 2006, respectively. We expect to open approximately 45 new stores in fiscal 2009. If we are unable to open all of these stores or operate them profitably, we may not achieve our forecasted sales and earnings growth targets. The success of our growth strategy is dependent upon, among other things, the identification of suitable markets and sites for store locations, the negotiation of acceptable lease terms, the hiring, training and retention of competent sales personnel, the effective management of inventory to meet the needs of new and existing stores on a timely basis, the expansion of our infrastructure to accommodate growth, and generating sufficient operating cash flows or securing adequate capital on commercially reasonable terms to fund our expansion plans. Additionally, growth of our store base will place increased demands on our operating, managerial and administrative resources and may lead to management and operating inefficiencies, including merchandising, personnel, distribution and integration problems. These demands and inefficiencies may cause deterioration in the financial performance of our individual stores and, therefore, our entire business.

A significant disruption to our distribution process or southeastern retail locations could have an adverse effect on our business, financial condition and results of operations.

Our ability to distribute our merchandise to our store locations in a timely manner is essential to the efficient and profitable operation of our business. We have distribution centers located in Savannah, Georgia and Darlington, South Carolina. Any natural disaster or other disruption to the operation of either of these facilities due to fire, accidents, weather conditions or any other cause could damage a significant portion of our inventory and impair our ability to stock our stores adequately.

In addition, the southeastern United States, where our distribution centers and many of our stores are located, is vulnerable to significant damage or destruction from hurricanes and tropical storms. Although we maintain insurance on our stores and other facilities, the economic effects of a natural disaster that affects our distribution centers and/or a significant number of our stores could increase our operating expenses, impair our cash flows and reduce our revenues.

Our sales, inventory levels and earnings fluctuate on a seasonal basis, which makes our business more susceptible to adverse events that occur during the first and fourth quarters.

Our sales and earnings are significantly higher during the first and fourth quarters each year due to the importance of the spring selling season, which includes Easter, and the fall selling season, which includes Christmas. Factors negatively affecting us during the first and fourth quarters, including adverse weather and unfavorable economic conditions, will have a greater adverse effect on our financial condition than if our business was less seasonal.

In order to prepare for the spring and fall selling seasons, we must order and keep in stock significantly more merchandise than during other parts of the year. This seasonality makes our business more susceptible to the risk that our inventory will not satisfy actual consumer demand. In addition, any unanticipated demand imbalances during these peak shopping seasons could require us to sell excess inventory at a substantial markdown or fail to satisfy our consumers. In either event, our sales and gross margins may be lower than historical levels, which could have an adverse effect on our business, financial condition and results of operations.

We experience fluctuations and variability in our comparable store sales and quarterly results of operations and, as a result, the market price of our common stock may fluctuate substantially.

Our comparable store sales and quarterly results have fluctuated significantly in the past based on a number of economic, seasonal and competitive factors, and we expect them to continue to fluctuate in the future. Since the beginning of fiscal 2005, our quarter-to-quarter comparable store sales have ranged from a decrease of 4.2% to an increase of 25.0%. The most significant fluctuations were due to the unusually high sales following Hurricanes Katrina, Rita and Wilma. In addition, we may be unable to maintain historical levels of comparable store sales as we execute our growth strategy and expand our business. This variability could cause our comparable store sales and quarterly results to fall below the expectations of securities analysts or investors, which could result in a decline in the market price of our common stock.

Our sales could decline as a result of general economic and other factors outside of our control, such as changes in consumer spending patterns and declines in employment levels.

Downturns, or the expectation of a downturn, in general economic conditions, including the effects of unemployment levels, interest rates, levels of consumer debt, inflation in food and energy prices, taxation, consumer confidence and other macroeconomic factors, could adversely affect consumer spending patterns, our sales and our results of operations. The deterioration in global economic conditions that began in 2008 may continue to adversely affect our business and could have an adverse impact on our major suppliers and landlords. Consumer confidence may also be affected by domestic and international political unrest, acts of war or terrorism, natural disasters or other significant events outside of our control, any of which could lead to a decrease in spending by consumers. Because apparel generally is a discretionary purchase, declines in consumer spending patterns may have a more negative effect on apparel retailers than some other retailers. Therefore, we may not be able to maintain our historical rate of growth in revenues and earnings, or remain as profitable, if there is a continued decline in consumer spending patterns. In addition, since the majority of our stores are located in the southeastern United States, our operations are more susceptible to regional factors than the operations of our more geographically diversified competitors. Therefore, any adverse economic conditions that have a disproportionate effect on the southeastern United States could have a greater negative effect on our sales and results of operations than on retailers with a more geographically diversified store base.

If we fail to protect our trademarks, there could be a negative effect on our brand image and limitations on our ability to penetrate new markets.

We believe that our “Citi Trends” trademark is integral to our store design and our success in building consumer loyalty to our brand. We have registered this trademark with the U.S. Patent and Trademark Office. We have also registered, or applied for registration of, additional trademarks with the U.S. Patent and Trademark Office that we believe are important to our business. We cannot assure you that these registrations will prevent imitation of our name, merchandising concept, store design or private label merchandise or the infringement of our other intellectual property rights by others. Imitation of our name, concept, store design or merchandise in a manner that projects lesser quality or carries a negative connotation of our brand image could have an adverse effect on our business, financial condition and results of operations.

In addition, we cannot assure you that others will not try to block the manufacture or sale of our private label merchandise by claiming that our merchandise violates their trademarks or other proprietary rights since other entities may have rights to trademarks that contain the word “Citi” or may have rights in similar or competing marks for apparel and/or accessories. Although we cannot currently estimate the likelihood of success of any such lawsuit or ultimate resolution of such a conflict, such a controversy could have an adverse effect on our business, financial condition and results of operations.

If we fail to implement and maintain effective internal controls in our business, there could be an adverse effect on our business, financial condition, results of operations and stock price.

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

We purchase the products we sell directly from over 1,200 vendors, and a substantial portion of this merchandise is manufactured outside of the United States and imported by our vendors from countries such as China and other areas of the Far East. The countries in which our merchandise currently is manufactured or may be manufactured in the future could become subject to new trade restrictions imposed by the United States or other foreign governments. Trade restrictions, including increased customs restrictions and tariffs or quotas, against apparel items, as well as United States or foreign labor strikes, work stoppages or boycotts, could increase the cost or reduce the supply of apparel available to us and have an adverse effect on our business. In addition, our merchandise supply could be impacted if our vendors’ imports become subject to existing or future duties and quotas, or if our vendors face increased competition from other companies for production facilities, import quota capacity and shipping capacity.

We also face a variety of other risks generally associated with relying on vendors that do business in foreign markets and import merchandise from abroad, such as:

•                  political instability, natural disasters, or the threat of terrorism, in particular in countries where our vendors source merchandise;

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

We may continue to experience market conditions that could adversely affect the valuation and liquidity of our investment portfolio.

As of January 31, 2009, we had $43.8 million (at par value) of investments in municipal auction rate securities (“ARS”) issued by student loan funding organizations. These securities are high-grade (at least AA-rated with one or more rating agencies) and approximately 79% are either guaranteed by the Department of Education under the Federal Family Education Loan Program (37%) or backed by insurance companies, AMBAC Assurance Corporation (31%) or MBIA Insurance Corporation (11%). Historically, liquidity for investors in ARS was provided via an auction process that reset the interest rate every 35 days, allowing investors to either roll over their investments or sell them at par value. Beginning in February 2008, there was insufficient demand for these types of investments during the auctions and, as a result, these securities became illiquid. Although the auctions for the securities have failed, certain issuers did redeem, at par value, $8.2 million of ARS held by us, and one of our investment banks purchased, at par value, $4.0 million of ARS held by us.  In addition, we have not experienced any defaults and continue to earn and receive interest on all of the investments that we still own.  However, interest rates had declined by the end of fiscal 2008 to levels that were much lower than earlier in the year.  As a result, interest income may be significantly lower in 2009 than in 2008.

In November 2008, we accepted an offer (the “Right”) from UBS AG (“UBS”) allowing us to sell at par value our remaining ARS to UBS at anytime during a two-year period from June 30, 2010 through July 2, 2012.  In accepting the Right, we granted UBS the authority to sell or auction the ARS at par value at any time up until the expiration date of the Right and released UBS from any claims relating to the marketing and sale of ARS.  We will continue to earn interest on the ARS until they are liquidated.  The obligations of UBS under the Right are not secured by its assets and do not require UBS to obtain any financing to purchase the ARS.  UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Right.  If UBS does not have sufficient funding to buy back the ARS and no alternative buyers are located either through the auction process, issuer redemptions or other means, then we may not be able to access cash by selling these securities without incurring a loss of principal.

Failure to attract, train, assimilate and retain skilled personnel could have an adverse effect on our growth strategy and our financial condition.

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

Increases in the minimum wage could have an adverse effect on our business, financial condition and results of operations.

The Fair Minimum Wage Act of 2007 became law on May 25, 2007. As a result, the federal minimum wage increased to $5.85 per hour in July 2007, then to $6.55 per hour in July 2008, and will increase again to $7.25 per hour in July 2009.  Additionally, from time to time, legislative proposals are made to increase the minimum wage in certain individual states. Wage rates for many of our employees are slightly above the minimum wage. As federal and/or state minimum wage rates increase, we may need to increase not only our employees’ wage rates that are under the new minimum, but also the wages paid to our other hourly employees. Any increase in the cost of our labor could have an adverse effect on our operating costs, financial condition and results of operations.

Any failure of our management information systems or the inability of third parties to continue to upgrade and maintain our systems could have an adverse effect on our business, financial condition and results of operations.

We depend on the accuracy, reliability and proper functioning of our management information systems, including the systems used to track our sales and facilitate inventory management. We also rely on our management information systems for merchandise planning, replenishment and markdowns, as well as other key business functions. These functions enhance our ability to optimize sales while limiting markdowns and reducing inventory risk through properly marking down slow-selling styles, reordering existing styles and effectively distributing new inventory to our stores. We do not currently have redundant systems for all functions performed by our management information systems. Any interruption in these systems could impair our ability to manage our inventory effectively, which could have an adverse effect on our business. To support our growth, we will need to expand our management information systems, and our failure to link and maintain these systems adequately could have an adverse effect on our business.

We depend on third-party suppliers to maintain and periodically upgrade our management information systems, including the software programs supporting our inventory management functions. If any of these suppliers is unable to continue to maintain and upgrade these software programs and/or if we are unable to convert to alternate systems in an efficient and timely manner, it could result in an adverse effect on our business.

Our ability to attract consumers to our stores depends on the success of the strip shopping centers and downtown business districts where our stores are located.

We locate our stores in strip shopping centers, street front locations and downtown business districts where we believe our consumers and potential consumers shop. The success of an individual store can depend on favorable placement within a given strip shopping center or business district. We cannot control the development of alternative shopping destinations near our existing stores or the availability or cost of real estate within existing or new shopping destinations. If our store locations fail to attract sufficient consumer traffic or we are unable to locate replacement locations on terms acceptable to us, our business could suffer. If one or more of the anchor tenants located in the strip shopping centers or business districts where our stores are located close or leave, or if there is significant deterioration of the surrounding areas in which our stores are located, our business may be adversely affected.

Our stock price is subject to volatility.

Our stock price is volatile. From our initial public offering in May 2005 through January 31, 2009, the trading price of our common stock has ranged from $7.01 to $57.85 per share. As a result of this volatility, investors may not be able to sell their common stock at or above their respective purchase prices. The market price for our common stock may be influenced by many factors, including:

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

•                  changes in economic or financial market conditions;

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

Securities analysts may not continue to cover our common stock or they may issue negative reports, and this may have an adverse impact on the price of our common stock.

The trading market for our common stock relies, in part, on the research reports that financial analysts publish about our company or our industry.  Public statements by these securities analysts may affect our stock price.  If any of the analysts who cover us downgrades the rating of our common stock, our common stock price would likely decline.  If any of these analysts ceases coverage of our common stock, we could lose visibility in the market, which in turn could cause our common stock price to decline.  Further, if no analysts continue to cover our common stock, the lack of research coverage may depress the market price of our common stock.

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

Our second amended and restated certificate of incorporation and our amended and restated by-laws contain several provisions that may make it more difficult for a third party to acquire control of us without the approval of our board of directors. These provisions include, among other things, a classified board of directors, advance notice for raising business or making nominations at stockholder meetings and “blank check” preferred stock. Blank check preferred stock enables our board of directors, without stockholder approval, to designate and issue additional series of preferred stock with such dividend, liquidation, conversion, voting or other rights, including convertible securities with no limitations on conversion, as our board of directors may determine, including rights to dividends and proceeds in a liquidation that are senior to the common stock.

We are also subject to several provisions of the Delaware General Corporation Law that could delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that might otherwise result in our stockholders receiving a premium over the market price for their common stock or may otherwise be in the best interests of our stockholders.

ITEM 1B.                  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                           PROPERTIES

Store Locations

As of January 31, 2009, we operated 357 stores located in 22 states. Our stores average approximately 10,200 square feet of selling space and are typically located in neighborhood strip shopping centers and downtown business districts that are convenient to low- to moderate-income customers. Originally, our stores were located in the Southeast, but in recent years we expanded into the Mid-Atlantic and Midwest regions and the state of Texas.

We have no franchising relationships, and all of the stores are company operated.  All existing 357 stores, totaling approximately 4.45 million total square feet and 3.65 million selling square feet, are leased under operating leases. Additionally, as of March 6, 2009, we have signed leases for 11 new stores to be opened during fiscal 2009 aggregating approximately 122,000 total selling square feet. The typical store lease is for five years with an option to extend the lease term for an additional five-year period. Nearly all store leases provide us the right to cancel following an initial three-year period in the event the store does not meet pre-determined sales levels. The table below sets forth the number of stores in each of the 22 states in which we operated as of January 31, 2009:

Alabama—25

Arkansas—7

Florida—30

Georgia—52

Illinois—4

Indiana—7

Kansas—1

Kentucky—3

Louisiana—29

Maryland—5

Michigan—11

Mississippi—22

Missouri—4

North Carolina—34

Ohio—13

Oklahoma—2

Pennsylvania—2

South Carolina—39

Tennessee—13

Texas—37

Virginia—16

Wisconsin—1

Support Center Facilities

We own an approximately 170,000 square-foot facility in Savannah, Georgia, which serves as one of our two distribution centers. We own another facility in Savannah totaling approximately 70,000 square feet, which serves as our headquarters and, to a lesser extent, as a merchandise storage facility. We own an approximately 550,000 square-foot facility in Darlington, South Carolina, which serves as a distribution center. We expect that our existing distribution centers will support our growth plans through 2010. In addition, we currently lease an 1,800 square-foot office in New York City which is used for buyer operations and meetings with vendors.

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

ITEM 4.                          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of fiscal 2008.

PART II

ITEM 5.                       MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The NASDAQ Stock Market under the symbol “CTRN”. The following table shows the high and low per share prices of our common stock for the periods indicated.

	High	Low
2007
First Quarter	48.00	38.20
Second Quarter	42.88	32.44
Third Quarter	38.35	16.22
Fourth Quarter	17.97	10.76

2008
First Quarter	22.73	12.42
Second Quarter	28.12	17.72
Third Quarter	25.88	11.33
Fourth Quarter	17.46	7.01

On March 30, 2009, the last reported sale price of our common stock on The NASDAQ Stock Market was $22.03 per share. On March 30, 2009, there were 121 holders of record and approximately 2,000 beneficial holders of our common stock.

We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends on our common stock in the foreseeable future. In addition, under the terms of our revolving credit facility, the payment of cash dividends is prohibited.

Recent Sales of Unregistered Securities.

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

None.

Equity Compensation Plan Information.

See Item 12.

Stock Performance Graph

Set forth below is a line graph comparing the last forty-four months percentage change in the cumulative total stockholder return on shares of our common stock against (i) the cumulative total return of companies listed on The NASDAQ Stock Market and (ii) the cumulative total return of the NASDAQ Retail Trade. The period compared commences May 18, 2005, the date on which our common stock began trading on The NASDAQ Stock Market, and ends January 31, 2009. This graph assumes that $100 was invested on May 18, 2005 in our common stock and in each of the market index and the industry index, and that all cash distributions were reinvested. Our common stock price performance shown on the graph is not indicative of future price performance.

COMPARISON OF 44 MONTH CUMULATIVE TOTAL RETURN*

Among Citi Trends, Inc., The NASDAQ Composite Index

And The NASDAQ Retail Trade Index

*$100 invested on 5/18/05 in stock or 4/30/05 in index, including reinvestment of dividends. Fiscal year ending January 31.

Total Return Analysis	5/18/05	1/06	1/07	1/08	1/09

Citi Trends, Inc.	100.00	292.99	251.02	87.07	60.70
NASDAQ Composite	100.00	121.23	132.21	127.35	77.32
NASDAQ Retail Trade	100.00	134.88	131.94	143.14	82.15

ITEM 6.                           SELECTED FINANCIAL DATA

Selected Financial and Operating Data

The following table provides selected financial and operating data for each of the fiscal years in the five-year period ended January 31, 2009, including: (a) statement of income data for each such period, (b) additional operating data for each such period and (c) balance sheet data as of the end of each such period. The statement of income data for the fiscal years ended January 31, 2009, February 2, 2008 and February 3, 2007 and the balance sheet data as of January 31, 2009 and February 2, 2008 are derived from our audited financial statements included in Item 8 that have been audited by KPMG LLP, an independent registered public accounting firm. The statement of income data for the fiscal years ended January 28, 2006 and January 29, 2005 and the balance sheet data as of February 3, 2007, January 28, 2006 and January 29, 2005 are derived from our audited financial statements that are not included in this Report. The selected financial and operating data set forth below should be read in conjunction with, and are qualified in their entirety by reference to, the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 and our financial statements and related notes set forth in the financial pages of this Report. Historical results are not necessarily indicative of results to be expected for any future period.

	Fiscal Year Ended (1)
	January 31,	February 2,		February 3,		January 28,		January 29,
	2009	2008		2007		2006		2005
	(dollars in thousands, except per share amounts)
Statement of Income Data:
Net sales	$488,202	$437,515		$381,918		$289,804		$203,442
Cost of sales	301,867	278,783		235,744		178,953		127,308

Gross profit	186,335	158,732		146,174		110,851		76,134
Selling, general and administrative expenses	147,009	127,470		107,535		83,559		58,722
Depreciation and amortization	16,261	12,583		8,326		6,087		4,872

Income from operations	23,065	18,679		30,313		21,205		12,540
Interest income (expense), net (2)	2,188	1,914		1,655		546		(732)

Income before income tax expense	25,253	20,593		31,968		21,751		11,808
Income tax expense	7,870	6,379		10,617		7,551		4,551

Net income	$17,383	$14,214		$21,351		$14,200		$7,257
Net income per common share:
Basic	$1.23	$1.02		$1.57		$1.21		$0.78
Diluted	$1.22	$1.00		$1.51		$1.08		$0.67
Weighted average shares used to compute net income per share (3):
Basic	14,131,077	13,946,342		13,574,718		11,746,866		9,302,800
Diluted	14,268,788	14,223,229		14,138,063		13,148,602		10,879,388
Additional Operating Data:
Number of stores:
Opened during period	39	42		42		36		40
Closed during period	1	0		0		1		1
Open at end of period	357	319		277		235		200
Selling square footage at end of period	3,654,378	3,168,866		2,628,539		2,123,684		1,715,943
Comparable store sales increase (4)	0.0%	1.0	%(5)	8.2	%(5)	16.7	%(6)	3.0%
Average sales per store (7)	$1,444	$1,468		$1,492		$1,332		$1,127
Balance Sheet Data:
Cash and cash equivalents	$33,516	$6,203		$7,707		$3,995		$6,812
Short-term investments	—	56,165		65,956		54,458		—
Long-term investments	43,825	—		—		—		—
Total assets	240,789	210,177		192,107		142,205		65,800
Total liabilities	82,582	72,030		73,898		58,456		42,036
Total stockholders’ equity	158,207	138,147		118,209		83,749		23,764

(1)            Our fiscal year ends on the Saturday closest to January 31 of each year. The years ended January 31, 2009, February 2, 2008, February 3, 2007, January 28, 2006 and January 29, 2005 are referred to as fiscal 2008, 2007, 2006, 2005 and 2004, respectively. Fiscal 2006 is comprised of 53 weeks. Fiscal years 2008, 2007, 2005 and 2004 are each comprised of 52 weeks.

(2)            Series A Preferred Stock, which was redeemed using a portion of the net proceeds from the IPO, was reclassified as debt as of the second quarter of fiscal 2003, in accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The amount of dividends treated as interest expense was $0 in fiscal 2008, 2007 and 2006, $100,000 in fiscal 2005 and $324,000 in fiscal 2004.

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

ITEM 7.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the section entitled “Selected Financial and Operating Data” and our audited financial statements and the respective related notes included elsewhere in this Annual Report on Form 10-K. This discussion may contain forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under the section entitled “Risk Factors” and elsewhere in this Report, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We are a rapidly growing, value-priced retailer of urban fashion apparel and accessories for the entire family. Our merchandise offerings are designed to appeal to the preferences of fashion conscious consumers, particularly African-Americans. Originally our stores were located in the Southeast, and in recent years we expanded into the Mid-Atlantic and Midwest regions and the state of Texas. We operate 357 stores in both urban and rural markets in 22 states.

We are pursuing an aggressive store growth strategy and believe that the addition of new stores will be the primary source of future growth. In fiscal 2008 we opened 39 new stores, entering the Philadelphia, Pennsylvania and Kansas City, Kansas markets for the first time. We expect to open approximately 45 new stores in fiscal 2009. Approximately 85% of the new stores we intend to open in fiscal 2009 will be located in states that we currently serve.

We measure performance using key operating statistics. One of the main performance measures we use is comparable store sales growth. We define a comparable store as a store that has been opened for an entire fiscal year. Therefore, a store will not be considered a comparable store until its 13th month of operation at the earliest or until its 24th month at the latest. As an example, stores opened in fiscal 2007 and fiscal 2008 were not considered comparable stores in fiscal 2008. Relocated and expanded stores are included in the comparable store sales results. We also use other operating statistics, most notably average sales per store, to measure our performance. As we typically occupy existing space in established shopping centers rather than sites built specifically for our stores, store square footage (and therefore sales per square foot) varies by store. We focus on overall store sales volume as the critical driver of profitability. The average sales per store has increased over the years, as we have increased comparable store sales and opened new stores that are generally larger than our historical store base. Average sales per store have increased from $0.8 million in fiscal 2000 to $1.4 million in fiscal 2008. In addition to sales, we measure gross profit as a percentage of sales and store operating expenses, with a particular focus on labor, as a percentage of sales. These results translate into store level contribution, which we use to evaluate overall performance of each individual store. Finally, we monitor corporate expenses against budgeted amounts.

Basis of the Presentation

Net sales consist of store sales and layaway fees, net of returns by customers. Cost of sales consists of the cost of products we sell and associated freight costs. Selling, general and administrative expenses are comprised of store costs, including payroll and store occupancy costs, corporate and distribution center costs and advertising costs. We operate on a 52- or 53-week fiscal year, which ends on the Saturday closest to January 31. Each of our fiscal quarters consists of four 13-week periods, with an extra week added to the fourth quarter every five to six years. The years ended January 31, 2009, February 2, 2008, February 3, 2007, January 28, 2006 and January 29, 2005 are referred to as fiscal 2008, 2007, 2006, 2005 and 2004, respectively. Fiscal year 2006 is comprised of 53 weeks. Fiscal years 2008, 2007, 2005 and 2004 are each comprised of 52 weeks.

Results of Operations

The following discussion of our financial performance is based on the financial statements set forth in the financial pages of this Report. The nature of our business is seasonal. Historically, sales in the first and fourth quarters have been higher than sales achieved in the second and third quarters of the fiscal year. Expenses and, to a greater extent, operating income, vary by quarter. Results of a period shorter than a full year may not be indicative of results expected for the entire year. Furthermore, the seasonal nature of our business may affect comparisons between periods.

Net Sales and Additional Operating Data

The following table sets forth, for the periods indicated, selected statement of income data expressed both in dollars and as a percentage of net sales:

	Fiscal Year Ended
	January 31,		February 2,		February 3,
	2009		2008		2007
	(dollars in thousands)
Statement of Income Data
Net sales	$488,202	100.0%	$437,515	100.0%	$381,918	100.0%
Cost of sales	301,867	61.8%	278,783	63.7%	235,744	61.7%

Gross profit	186,335	38.2%	158,732	36.3%	146,174	38.3%
Selling, general and administrative expenses	147,009	30.1%	127,470	29.1%	107,535	28.2%
Depreciation and amortization	16,261	3.4%	12,583	2.9%	8,326	2.2%

Income from operations	23,065	4.7%	18,679	4.3%	30,313	7.9%
Interest income	2,495	0.5%	2,383	0.5%	2,014	0.5%
Interest expense	(307)	(0.0)%	(469)	(0.1)%	(359)	(0.0)%

Income before income tax expense	25,253	5.2%	20,593	4.9%	31,968	8.4%
Income tax expense	7,870	1.6%	6,379	1.5%	10,617	2.8%

Net income	$17,383	3.6%	$14,214	3.4%	$21,351	5.6%

The following table provides information, for the periods indicated, about the number of total stores open at the beginning of the period, stores opened and closed during each period, total stores open at the end of each period and comparable store sales for the periods:

	Fiscal Year Ended
	January 31,	February 2,		February 3,
	2009	2008		2007

Total stores open, beginning of period	319	277		235
New stores	39	42		42
Closed stores	1	0		0

Total stores open, end of period	357	319		277

Comparable store sales increase (1)	0.0%	1.0	%(2)	8.2	%(2)

(1)            Stores included in the comparable store sales calculation for any period are those stores that were opened prior to the beginning of the preceding fiscal year and were still open at the end of such period. Relocated stores and expanded stores are included in the comparable store sales results.

(2)            The Company is reporting comparable store sales on a comparable store and comparable weeks basis; for fiscal 2007, the 52 weeks ended February 2, 2008 are compared to the 52 weeks ended February 3, 2007; for fiscal 2006, the 53 weeks ended February 3, 2007 are compared to the 53 weeks ended February 4, 2006.

Fiscal 2008 Compared to Fiscal 2007

Net Sales. Net sales increased $50.7 million, or 11.6%, to $488.2 million in fiscal 2008 from $437.5 million in fiscal 2007. The increase in net sales was due to 39 new store openings in fiscal 2008 and 42 new store openings in fiscal 2007 for which there was not a full year of sales in 2007, partially offset by the closing of one store in 2008. Comparable store sales were up less than 0.1% in fiscal 2008. The 39 stores opened in fiscal 2008 accounted for $30.2 million of the increase in sales, the 42 stores opened in fiscal 2007 accounted for $20.7 million of the increase, and the 276 comparable stores contributed $0.3 million in additional sales, while the closed store had the effect of reducing sales by $0.5 million. Comparable stores include locations that have been relocated or expanded. There were 9 stores relocated or expanded in fiscal 2008 and 12 stores relocated or expanded in fiscal 2007. Sales in these comparable relocated and expanded stores increased 6.2% in fiscal 2008, while sales in all other comparable stores decreased 0.6%.

The negligible increase in comparable store sales included a 1.1% increase in the average customer purchase, offset by a similar decrease in the number of customer transactions. Comparable store sales changes by major merchandise class were as follows: Children’s +8%; Home +5%; Men’s -2%; Women’s -3%; Accessories -8%.

Gross Profit. Gross profit increased $27.6 million, or 17.4%, to $186.3 million in fiscal 2008 from $158.7 million in fiscal 2007. The increase in gross profit is a result of the increase in sales, together with an improvement in the gross margin from 36.3% in fiscal 2007 to 38.2% in fiscal 2008. This increase in gross margin resulted primarily from merchandise markdowns being approximately 140 basis points lower as a percentage of sales due to improved management of inventory levels. In addition, gross margin benefited from inventory shrinkage being approximately 40 basis points lower due to the steps taken in the past year to better control inventory shrinkage, including, a reduction in the span of control given to our district managers in order to increase the level of supervision, a greater focus on problem stores by the store operations and loss prevention departments, the addition of sophisticated surveillance systems in high shrinkage stores, and lower inventory levels.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $19.5 million, or 15.3%, to $147.0 million in fiscal 2008 from $127.5 million in fiscal 2007. The increase in these expenses was due primarily to additional store level, distribution and corporate costs arising from the opening of 39 new stores in fiscal 2008. Selling, general and administrative expenses as a percentage of net sales increased to 30.1% in fiscal 2008 from 29.1% in fiscal 2007, due primarily to the deleveraging effect that occurs on expenses as a percentage of sales when comparable store sales increase at a rate that is lower than the rate of inflation on expenses. In particular, payroll-related costs increased 80 basis points due to this deleveraging effect, together with higher incentive compensation expense resulting from better results in relation to goals, and an increase in store supervision costs in connection with a reduction in the span of control given to our district managers. These increases in the expense percentage were partially offset by the benefit in this year’s comparison of approximately $600,000 of expenses last year related to a 2007 secondary stock offering and stock registration of which the Company received no proceeds.

Depreciation and Amortization. Depreciation and amortization expense increased $3.7 million, or 29.2%, to $16.3 million in fiscal 2008 from $12.6 million in fiscal 2007, as the result of capital expenditures incurred for new and relocated/expanded stores and the expansion of the Darlington distribution center.

Interest Income. Interest income increased to $2.5 million in fiscal 2008 from $2.4 million in fiscal 2007 due primarily to higher interest rates earned on our investments in auction rate securities once the auctions of such securities began to fail in February 2008 and due to an increase in market rates for a short period of time during the banking crisis in the third quarter. By the end of fiscal 2008, market interest rates had declined from levels earlier in the year, which will likely cause interest income in fiscal 2009 to be significantly lower than in fiscal 2008.

Interest Expense. Interest expense decreased to $307,000 in fiscal 2008 from $469,000 in fiscal 2007 due to the normal decline in the interest portion of payments on our capital lease obligations as the principal portion of such obligations is reduced.

Income Tax Expense. Income tax expense increased $1.5 million, or 23.4%, to $7.9 million in fiscal 2008 from $6.4 million in fiscal 2007 due primarily to higher pretax earnings in 2008. The effective income tax rates for fiscal 2008 and fiscal 2007 were virtually unchanged at 31.2% and 31.0%, respectively. If interest income earned on tax-free investments declines as expected in 2009, it will cause the effective income tax rate to increase due to the reduction in tax-free income.

Net Income. Net income increased 22.3% to $17.4 million in fiscal 2008 from $14.2 million in fiscal 2007 due to the factors discussed above.

Fiscal 2007 Compared to Fiscal 2006

Net Sales. Net sales increased $55.6 million, or 14.6%, to $437.5 million in fiscal 2007 from $381.9 million in fiscal 2006. The increase in net sales was due to 42 new store openings in fiscal 2007, 42 new store openings in fiscal 2006 for which there was not a full year of sales in 2006, and a comparable store sales increase of 1.0% (note that 1.0% is based on a 52-week fiscal 2007 compared to the comparable 52 weeks in the prior year), partially offset by the 53-week fiscal 2006 having an extra week. The 42 stores opened in fiscal 2007 accounted for $40.3 million of the total increase in sales, the 42 stores opened in fiscal 2006 accounted for $21.4 million of the increase, and the 235 comparable stores contributed $3.5 million of the increase in sales on a comparable 52-week versus 52-week basis, but had a $6.1 million decrease on a fiscal year basis due to the extra week in fiscal 2006. Sales in the extra week in fiscal 2006 were $9.6 million. The increase in comparable store sales on a comparable weeks basis included a slight increase in the number of items per sale transaction, partially offset by slight declines in the number of transactions and the average item price.  Comparable store sales changes by major merchandise class were as follows:  Children’s +4%; Home +1%; Women’s 0%; Men’s -1%; Accessories -2%.  Comparable stores include locations that have been relocated or expanded.  There were 12 stores relocated or expanded in fiscal 2007 and 7 stores relocated or expanded in fiscal 2006.  Sales in these comparable relocated and expanded stores increased 18.1% in fiscal 2007, while sales in all other comparable stores decreased 0.6%.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $20.0 million, or 18.5%, to $127.5 million in fiscal 2007 from $107.5 million in fiscal 2006. The increase in these expenses was due primarily to additional store level, distribution and corporate costs arising from the opening of 42 new stores in fiscal 2007 and approximately $600,000 of expenses related to a 2007 secondary stock offering and stock registration of which the Company received no proceeds.   Selling, general and administrative expenses as a percentage of net sales increased to 29.1% in fiscal 2007 from 28.2% in fiscal 2006, due primarily to the deleveraging effect that occurs on expenses as a percentage of sales when comparable store sales increase at a rate that is lower than the rate of inflation on expenses.  In particular, occupancy expenses as a percent of sales were up 60 basis points and payroll was 40 basis points higher.

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

Liquidity and Capital Resources

Our cash requirements are primarily for working capital, expansion of our distribution infrastructure, construction of new stores, remodeling of our existing stores and the improvement of our information systems. Historically, we have met these cash requirements from cash flow from operations, short-term trade credit, borrowings under our revolving lines of credit, long-term debt and capital leases, and cash proceeds from our initial public offering.  We expect to be able to meet future cash requirements with cash flow from operations, short-term trade credit, existing cash balances and, if necessary, borrowings under our revolving credit facility (described below). In fiscal 2008, there was no need to borrow under the credit facility, including during the seasonal build of inventory in advance of the Christmas season. Due to our strong cash and cash equivalents position at January 31, 2009 ($33.5 million), we believe that we will likely not have to borrow under the credit facility during fiscal 2009.

Discussion of Cash Flows

Fiscal 2008 Compared to Fiscal 2007

As of January 31, 2009, we had total cash and cash equivalents of $33.5 million compared with total cash and cash equivalents of $6.2 million as of February 2, 2008. The most significant factors in the increase in our net liquidity position during fiscal 2008 were positive cash flow from operations and net sales/redemptions of investment securities, partially offset by capital expenditures.

Inventory represented 35.8% of our total assets as of January 31, 2009. Management’s ability to manage our inventory can have a significant impact on our cash flows from operations during a given interim period or fiscal year. In addition, inventory purchases can be seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise.

Cash Flows Provided by Operating Activities. Net cash provided by operating activities was $39.6 million in fiscal 2008 compared to $16.6 million in fiscal 2007. The main source of cash provided during fiscal 2008 was net income, adjusted for noncash expenses such as depreciation and amortization, deferred income taxes, loss on disposal of property and equipment, and stock-based compensation expense, totaling $35.4 million.  In addition, cash provided by operating activities benefited from accounts payable increasing $8.7 million, despite inventory increasing only $3.8 million, due to improved inventory turnover which caused a greater percentage of inventory purchases to be included in accounts payable at the end of fiscal 2008. The only significant use of cash, other than inventory, was a $4.1 million increase in prepaid and other current assets due to (1) an increase in receivables from landlords for tenant improvement reimbursements, as the result of an effort by us to take on more of the construction work for new store leasehold improvements, in order to better control the projects, in return for reimbursements from the landlords, and (2) normal increases in credit card receivables, prepaid rent and prepaid insurance due to the Company’s growth.

Cash Flows Used in Investing Activities. Cash used in investing activities was $11.4 million in fiscal 2008 compared to $20.3 million in fiscal 2007. Cash used for the purchase of property and equipment was $7.1 million lower during fiscal 2008 than in fiscal 2007 due primarily to the larger portion of the capital expenditures related to the expansion of the Darlington, South Carolina distribution center occurring in fiscal 2007.  In addition, fiscal 2007 capital expenditures included the purchase of our corporate headquarters/inventory storage facility in Savannah, Georgia that had previously been leased. Sales/redemptions of municipal auction rate securities, net of purchases, provided cash of $11.7 million and $9.8 million in 2008 and 2007, respectively.

Cash Flows (Used in)/Provided by Financing Activities. Cash used in financing activities was $0.9 million in fiscal 2008 and cash provided by financing activities was $2.2 million in fiscal 2007. Cash used in financing activities consisted of payments on capital lease obligations totaling $1.6 million and $1.8 million in 2008 and 2007, respectively.  In addition, cash totaling $1.0 million was used in fiscal 2008 to settle a stock option exercise.  Cash provided by financing activities consisted primarily of the tax benefit from stock option exercises of $1.2 million in 2008 and $3.5 million in 2007.

Until required for other purposes, we maintain cash and cash equivalents in deposit or money market accounts.

Fiscal 2007 Compared to Fiscal 2006

As of February 2, 2008, we had total cash and cash equivalents of $6.2 million compared with total cash and cash equivalents of $7.7 million as of February 3, 2007. The most significant factors in the change in our net liquidity position during fiscal 2007 were positive cash flow from operations and net sales of investment securities, offset by capital expenditures.

Inventory represented 39.2% of our total assets as of February 2, 2008. Management’s ability to manage our inventory can have a significant impact on our cash flows from operations during a given interim period or fiscal year. In addition, inventory purchases can be seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise.

Cash Flows Provided by Operating Activities. Net cash provided by operating activities was $16.6 million in fiscal 2007 compared to $19.1 million in fiscal 2006. The main sources of cash provided during fiscal 2007 were net income, adjusted for noncash expenses such as depreciation and amortization, deferred income taxes, loss on disposal of property and equipment, and noncash stock-based compensation expense, totaling $27.0 million, and an increase in accrued expenses and other long-term liabilities of $3.8 million. Uses of cash consisted of a $9.1 million increase in inventory, a $3.3 million decrease in accounts payable and a $1.1 million increase in prepaid assets.  The change in income taxes payable was substantially offset by excess tax benefits from stock option exercises. Accounts payable did not increase as would typically be the case when inventory increases, because inventory turns slowed down, particularly over the last five months of fiscal 2007 when comparable store sales were negative. The decline in inventory turns forced us to take significantly more merchandise markdowns, as discussed in the “Fiscal 2007 Compared to Fiscal 2006 - Gross Profit” section above, and caused us to slow down purchases in the last half of the year. This reduction in purchases contributed to the decrease in accounts payable at year end. Additionally, we took advantage of more opportunistic purchases of next-season-buy merchandise in 2007.  Such purchases are paid for well in advance of shipping the merchandise to our stores, causing a reduction in inventory turns and in accounts payable as a percentage of inventory.

Cash Flows Used in Investing Activities. Cash used in investing activities was $20.3 million in fiscal 2007 compared to $26.9 million in fiscal 2006. Cash used for the purchase of property and equipment increased during fiscal 2007 compared to fiscal 2006 due primarily to capital expenditures in the amount of $30.1 million in fiscal 2007 for the build out of 42 new stores and twelve store relocations/expansions, purchase of our corporate headquarters/inventory storage facility in Savannah, Georgia that had previously been leased, construction work related to the expansion of the Darlington, South Carolina distribution center, and other general corporate purposes, compared to $20.5 million ($15.7 million, excluding equipment financed by capital leases) in fiscal 2006 for the build out of 42 new stores and seven relocations/expansions, purchase of markdown scanners, build out of our distribution center in Darlington, and other general corporate purposes. Net sales of municipal auction rate securities provided cash of $9.8 million in 2007, while net purchases of such securities used cash of $11.5 million in 2006.

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

Liquidity Sources, Requirements and Contractual Cash Requirements and Commitments

Our principal sources of liquidity consist of: (i) cash and cash equivalents (which equaled $33.5 million as of January 31, 2009); (ii) short-term trade credit; (iii) cash generated from operations on an ongoing basis as we sell our merchandise inventory; and (iv) a $20 million revolving credit facility. Trade credit represents a significant source of financing for inventory purchases and arises from customary payment terms and trade practices with our vendors.  Historically, our principal liquidity requirements have been for working capital and capital expenditure needs.

As of January 31, 2009, we had $43.8 million (at par value) of investments in municipal auction rate securities (“ARS”) issued by student loan funding organizations. These securities are high-grade (at least AA-rated with one or more rating agencies) and approximately 79% are either guaranteed by the Department of Education under the Federal Family Education Loan Program (37%) or backed by insurance companies, AMBAC Assurance Corporation (31%) or MBIA Insurance Corporation (11%). Historically, liquidity for investors in ARS was provided via an auction process that reset the interest rate every 35 days, allowing investors to either roll over their investments or sell them at par value. Beginning in February 2008, there was insufficient demand for these types of investments during the auctions and, as a result, these securities became illiquid. Although the auctions for the securities have failed, certain issuers did redeem, at par value, $8.2 million of ARS held by us, and one of our investment banks purchased, at par value, $4.0 million of ARS held by us.  In addition, we have not experienced any defaults and continue to earn and receive interest on all of the investments that we still own.

In November 2008, we accepted an offer (the “Right”) from UBS AG (“UBS”) allowing us to sell at par value our remaining ARS to UBS at anytime during a two-year period from June 30, 2010 through July 2, 2012.  In accepting the Right, we granted UBS the authority to sell or auction the ARS at par value at any time up until the expiration date of the Right and released UBS from any claims relating to the marketing and sale of ARS.  We will continue to earn interest on the ARS until they are liquidated.  The obligations of UBS under the Right are not secured by its assets and do not require UBS to obtain any financing to purchase the ARS.  UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Right.  If UBS does not have sufficient funding to buy back the ARS and no alternative buyers are located either through the auction process, issuer redemptions or other means, then we may not be able to access cash by selling these securities without incurring a loss of principal.

We believe that our existing sources of liquidity will be sufficient to fund our operations and anticipated capital expenditures for at least the next 12 months.

We anticipate that capital expenditures will be approximately $18 million to $20 million in fiscal 2009. These expenditures will relate principally to the capital costs associated with approximately 45 stores that we plan to open in fiscal 2009. We plan to finance these capital expenditures with cash flow from operations and existing cash balances and, if necessary, borrowings under our $20 million revolving credit facility.

The following table discloses aggregate information about our contractual obligations as of January 31, 2009 and the periods in which payments are due:

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
	(in thousands)
Contractual obligations:
Capital leases	$1,475	$1,475	$—	$—	$—
Operating leases (1)	79,103	22,801	36,115	16,367	3,820
Purchase obligations	72,122	72,122	—	—	—
Total contractual cash obligations	$152,700	$96,398	$36,115	$16,367	$3,820

(1)   Represents fixed minimum rents in stores and does not include incremental rents which are computed as a percentage of net sales. For example, in fiscal 2008 incremental percentage rent was approximately $1.6 million, which represented 7.0% of total rent expense.

Indebtedness. In March 2008, we obtained a $35 million unsecured revolving credit facility with Bank of America, replacing a $3 million facility that had been scheduled to expire on June 30, 2008.  This new facility has a term of 364 days, has an unused commitment fee equal to 0.15%, and has one restrictive financial covenant (consolidated leverage ratio).  Our earnings before interest, taxes, depreciation and rent expense have been well in excess of the level required by the consolidated leverage ratio.  Loans under the facility bear interest at either (a) a rate equal to the higher of (i) the Federal Funds Rate plus 0.50% and (ii) Bank of America’s prime rate, plus an applicable margin; or (b) a rate equal to LIBOR plus an applicable margin. The applicable margin is dependent on our consolidated leverage ratio and ranges from 1.00% to 1.50% for LIBOR-based loans, and from 0.00% to 0.50% for prime rate-based loans. We have had no borrowings under this facility.

On March 25, 2009, we amended the credit facility with Bank of America to extend the expiration date to March 24, 2010 and to lower the commitment to $20 million, reflecting our year end cash position and the fact that we have had no borrowings under the facility.  In addition, changes were made to the pricing of the facility, including an increase in the unused commitment fee to 0.25% and an amendment of the interest rates. Loans under the facility now bear interest at either (a) a rate equal to the highest of (i) the Federal Funds Rate plus 0.50%, (ii) LIBOR plus 1.0% and (iii) Bank of America’s prime rate, plus an applicable margin; or (b) a rate equal to LIBOR plus an applicable margin. The applicable margin is dependent on our consolidated leverage ratio and ranges from 0.75% to 1.25% for loans bearing interest at the rate described under (a) above and from 1.75% to 2.25% for loans bearing interest at the rate described under (b) above.

We previously had a $25 million revolving line of credit with Wachovia Capital Finance secured by substantially all of our assets and pursuant to which we paid customary fees. This secured line of credit expired on April 2, 2007 and was not renewed.

Capital Leases. We have capital lease obligations that financed the purchase of technology equipment. As of January 31, 2009, our capital lease obligations, including interest, were $1.5 million. These obligations have a maturity date of December 2009 and an interest rate of 11.3%. All of these obligations are secured by the technology equipment.  The lease agreements contain cross default provisions which result in a default if the Company is out of compliance with any other borrowing agreements.

Operating Leases. We lease our stores under operating leases, which generally have an initial term of five years with renewal options. The typical store lease requires a combination of both fixed monthly rents and contingent rents computed as a percentage of net sales after a certain sales threshold has been met. For fiscal 2008, rent expense was $23.1 million compared to $19.3 million in fiscal 2007 (including approximately $1.6 million and $1.9 million of percentage rent, respectively, in fiscal 2008 and 2007).

Purchase Obligations. As of January 31, 2009, we had purchase obligations of $72.1 million, all of which were for less than one year. These purchase obligations primarily consist of outstanding merchandise orders.

Off-Balance Sheet Arrangements

Other than the store operating leases described above, we do not have any off-balance sheet arrangements.

Outstanding Stock Options

As of January 31, 2009, we had outstanding vested options to purchase 154,170 shares of common stock at a weighted average exercise price of $15.94 per share and outstanding unvested options to purchase 54,680 shares of common stock at a weighted average price of $29.09 per share. The per share value of each share of common stock underlying the vested and unvested options, based on the difference between the exercise price per option and the estimated fair market value of the shares at the dates of the grant of the options (also referred to as intrinsic value), ranges from $0 to $1.25 per share. Based on the closing price of our common stock of $9.53 per share on January 30, 2009, the intrinsic value of the options outstanding on January 31, 2009 was $392,000, all of which related to vested options.

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

Revenue Recognition

While the recognition of revenue is predominantly derived from routine retail transactions and does not involve significant judgment, revenue recognition represents an important accounting policy of ours. We recognize retail sales net of sales taxes at the time the customer takes possession of and pays for merchandise, less an allowance for returns. We allow for returns up to ten days after the date of sale and we reduce revenues for each fiscal year for returns in the ten days after the year ends. As of January 31, 2009, the reserve for returns was $258,000. Revenue from layaway sales is recognized when the customer has paid for and received the merchandise. If the merchandise is not fully paid for within sixty days, the customer is given a store credit for merchandise payments made, less a re-stocking fee and a layaway service charge.  Layaway service charges, which are non-refundable, are recognized in revenue when collected. All sales are from cash, check or major credit card company transactions. We do not offer company-sponsored customer credit accounts or gift cards. There were no material changes in the estimates or assumptions related to revenue recognition during fiscal 2008.

Inventory

Inventory is stated at the lower of cost (first-in, first-out basis) or market as determined by the retail inventory method, less a provision for estimated inventory shrinkage. Under the retail inventory method, the cost value of inventory and gross margins are determined by calculating a cost-to-retail ratio and applying it to the retail value of inventory. Inherent in the retail inventory calculation are certain significant management judgments and estimates, including, among others, merchandise markups, markdowns and shrinkage, which impact the ending inventory valuation at cost as well as resulting gross margins. We estimate shrinkage for the period between the last physical count and the balance sheet date. The estimate for the shrinkage reserve can be affected by changes in actual shrinkage trends. Inventory shrinkage as a percentage of sales has ranged from 1.5% to 1.9% during fiscal years 2006 through 2008. We believe the first-in, first-out retail inventory method results in an inventory valuation that is fairly stated. Many retailers have arrangements with vendors that provide for rebates and allowances under certain conditions, which ultimately affect the value of the inventory. We do not generally enter into such arrangements with our vendors. There were no material changes in the estimates or assumptions related to the valuation of inventory during fiscal 2008.

Property and Equipment, net

We have a significant investment in property and equipment. Property and equipment are stated at cost less accumulated depreciation and amortization. Equipment under capital leases is stated at the present value of the required minimum lease payments. Depreciation and amortization are computed using the straight-line method over the lesser of the estimated useful lives (primarily three to five years for computer equipment and furniture, fixtures and equipment, five years for leasehold improvements, seven years for major purchased software systems, and fifteen to twenty years for buildings and building improvements) of the related assets or the relevant lease term, as defined in SFAS No. 13, Accounting for Leases. Any reduction in these estimated useful lives would result in a higher annual depreciation expense for the related assets. There were no material changes in the estimates or assumptions related to the valuation and classification of property and equipment during fiscal 2008.

Impairment of Long-Lived Assets

We continually evaluate whether events and changes in circumstances warrant revised estimates of the useful lives or recognition of an impairment loss for long-lived assets. Future adverse changes in market and legal conditions, or poor operating results of underlying assets could result in losses or an inability to recover the carrying value of long-lived assets, thereby possibly requiring an impairment charge. If facts and circumstances indicate that a long-lived asset, including property and equipment, may be impaired, the carrying value is reviewed. If this review indicates that the carrying value of the asset will not be recovered as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value. Impairment losses in the future are dependent on a number of factors such as site selection and general economic trends, and thus could be significantly different from historical results. To the extent our estimates for net sales, gross profit and store expenses are not realized, future assessments of recoverability could result in impairment charges. There were no impairment charges during fiscal years 2006 through 2008. There were no material changes in the estimates or assumptions related to impairment of long-lived assets during fiscal 2008.

Fair Value Measurements

Effective February 3, 2008, we adopted the methods of fair value as described in SFAS No. 157, Fair Value Measurements, to value our financial assets and liabilities. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market at the measurement date. This statement also establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

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

As of January 31, 2009, we had $43.8 million (at par value) of investments in municipal auction rate securities (“ARS”) issued by student loan funding organizations. The ARS are classified as trading securities in noncurrent assets and are reflected at estimated fair value. These securities are high-grade (at least AA-rated with one or more rating agencies) and approximately 79% are either guaranteed by the Department of Education under the Federal Family Education Loan Program (37%) or backed by insurance companies, AMBAC Assurance Corporation (31%) or MBIA Insurance Corporation (11%). Historically, liquidity for investors in ARS was provided via an auction process that reset the interest rate every 35 days, allowing investors to either roll over their investments or sell them at par value. Beginning in February 2008, there was insufficient demand for these types of investments during the auctions and, as a result, these securities became illiquid. Although the auctions for the securities have failed, certain issuers did redeem, at par value, $8.2 million of ARS held by us, and one of our investment banks purchased, at par value, $4.0 million of ARS held by us.  In addition, we have not experienced any defaults and continue to earn and receive interest on all of the investments that we still own.

There was insufficient observable market information available as of January 31, 2009 to determine the fair value of ARS held by us. Accordingly, we estimated Level 3 fair values for these securities based on assumptions that market participants would use in their estimates of fair value. These assumptions included, among other things, discounted cash flow projections, the timing of expected future successful auctions or redemptions, collateralization of the underlying securities and the creditworthiness of the issuers and insurance companies.  Based on this Level 3 valuation, we valued the ARS investments at $38.9 million as of January 31, 2009, representing a $4.9 million decline from par value. Prior to fiscal 2008, the ARS were valued at par value due to the frequent resets that historically occurred through the auction process.

In November 2008, we accepted an offer (the “Right”) from UBS AG (“UBS”) allowing us to sell at par value our remaining ARS to UBS at anytime during a two-year period from June 30, 2010 through July 2, 2012.  In accepting the Right, we granted UBS the authority to sell or auction the ARS at par value at any time up until the expiration date of the Right and released UBS from any claims relating to the marketing and sale of ARS.  We will continue to earn interest on the ARS until they are liquidated.  The obligations of UBS under the Right are not secured by its assets and do not require UBS to obtain any financing to purchase the ARS.  UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Right.  If UBS does not have sufficient funding to buy back the ARS and no alternative buyers are located either through the auction process, issuer redemptions or other means, then we may not be able to access cash by selling these securities without incurring a loss of principal.

The Right represents a put option and is recognized as an instrument separate from the ARS.  We elected to account for this Right at fair value under SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  We valued the Right using a discounted cash flow approach that includes estimates of interest rates and the credit risk associated with UBS.  This valuation is based on unobservable inputs, therefore, represents a Level 3 fair value.  We recorded a $4.9 million gain associated with the Right, together with the $4.9 million ARS impairment charge discussed above.  We expect that subsequent changes in the value of the Right will largely offset the subsequent fair value movements of the ARS, subject to the continued expected performance by UBS of its obligations under the Right.

Stock-Based Compensation

SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), requires the measurement and recognition of compensation expense for all stock-based awards made to employees based on the estimated fair value of the award.  The determination of the fair value of our stock options on the date of grant using an option-price model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables.  These variables include, but are not limited to, the expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. The fair values of options issued pursuant to the stock based compensation plans are estimated at each grant date using the Black-Scholes Merton option pricing model, while grants of nonvested restricted stock are valued based on the closing stock price on the grant date. If factors change and we employ different assumptions in the application of SFAS No. 123R in future periods, the compensation expense recorded under SFAS No. 123R may differ significantly from the amount recorded in the current period. There were no material changes in the estimates or assumptions used to determine stock-based compensation during fiscal 2008.

Operating Leases

We lease all of our store properties and account for the leases as operating leases in accordance with SFAS No. 13, Accounting for Leases. Many lease agreements contain tenant improvement allowances, rent holidays, rent escalation clauses and/or contingent rent provisions. For purposes of recognizing incentives and minimum rent expenses on a straight-line basis over the terms of the leases, we use the date of initial possession to begin amortization, which is generally when we enter the space and begin to make improvements in preparation of intended use.

For scheduled rent escalation clauses during the lease terms or for rental payments commencing “rent holidays” at a date other than the date of initial occupancy, we record minimum rent expenses on a straight-line basis over the terms of the leases. For tenant improvement allowances we record a deferred rent liability on the balance sheet and amortize the deferred rent over the terms of the leases.

Certain leases provide for contingent rents that are not measurable at inception. These contingent rents are primarily based on a percentage of net sales that are in excess of a predetermined level. These amounts are excluded from minimum rent and are included in the determination of total rent expense when it is probable that the expense has been incurred and the amount is reasonably estimable. There were no material changes in the estimates or assumptions related to operating leases during fiscal 2008.

Accounting for Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. The computation of income taxes is subject to estimation due to the judgment required and the uncertainty related to the recoverability of deferred tax assets or the outcome of tax audits. We adjust our income tax provision in the period it is determined that actual results will differ from our estimates. Tax law and rate changes are reflected in the income tax provision in the year in which such changes are enacted. There were no material changes in the estimates or assumptions related to income taxes during fiscal 2008.

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

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  SFAS No. 162 was effective November 15, 2008 and did not have a significant impact on our financial statements.

Effective February 3, 2008, we adopted SFAS No. 157 which defines fair value, establishes a framework for measuring fair value, and requires additional disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value and does not change existing guidance as to whether or not an instrument is carried at fair value. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of Statement No. 157, which provided a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we adopted the provisions of SFAS No. 157 with respect to our financial assets and financial liabilities only in fiscal 2008. The adoption of this statement did not have a material impact on our financial statements.  Effective February 1, 2009, we adopted SFAS No. 157 for non-financial assets and non-financial liabilities, and it did not have a material impact on our financial statements.  In October 2008, the FASB issued Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP FAS 157-3”), which clarified the application of SFAS No. 157 in cases where a market is not active. We have considered the guidance provided by FSP FAS 157-3 in our determination of fair values as of January 31, 2009, and the impact was not material.

Effective February 3, 2008, we adopted SFAS No. 159, which permits entities to choose to measure specified financial assets and financial liabilities at fair value. Election of the fair value option is irrevocable and is applied on a contract-by-contract basis. The adoption of SFAS No. 159 did not have a material impact on our financial statements since we did not elect to apply the fair value option for any of our eligible financial instruments or other items on the effective date of adoption.

In December 2007, the SEC issued Staff Accounting Bulletin 110, Share-Based Payment (“SAB 110”).  SAB 110 allows for continued use of the simplified method for estimating the expected term of “plain vanilla” share option grants under specified conditions.  The expected term used to value a share option grant under the simplified method is the mid-point between the vesting date and the contractual term of the share option.  SAB 110 eliminates the December 31, 2007 sunset provision previously specified in SAB 107.  SAB 110 is effective for share option grants made on or after January 1, 2008.  We have utilized the simplified method for estimating the expected term of our stock option grants under SAB 107 and SAB 110 and will continue to utilize this simplified method until we have sufficient historical exercise data to provide a reasonable basis to estimate the expected term.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to financial market risks related to changes in interest rates connected with our revolving credit facility, which bears interest at variable rates. We cannot predict market fluctuations in interest rates. As a result, future results may differ materially from estimated results due to adverse changes in interest rates or debt availability. A hypothetical 100 basis point increase in prevailing market interest rates would not have materially impacted our financial position, results of operations or cash flows for fiscal 2008, because we did not borrow during the year.  We do not engage in financial transactions for trading or speculative purposes and have not entered into any interest rate hedging contracts.

We source all of our product from apparel markets in the United States in U.S. Dollars and, therefore, are not directly subject to fluctuations in foreign currency exchange rates. However, fluctuations in currency exchange rates could affect our purchasing power with vendors that import merchandise to sell to us. We have not entered into forward contracts to hedge against fluctuations in foreign currency prices.

As of January 31, 2009, we had $43.8 million (at par value) of investments in municipal auction rate securities (“ARS”) issued by student loan funding organizations. These securities are high-grade (at least AA-rated with one or more rating agencies) and approximately 79% are either guaranteed by the Department of Education under the Federal Family Education Loan Program (37%) or backed by insurance companies, AMBAC Assurance Corporation (31%) or MBIA Insurance Corporation (11%). Historically, liquidity for investors in ARS was provided via an auction process that reset the interest rate every 35 days, allowing investors to either roll over their investments or sell them at par value. Beginning in February 2008, there was insufficient demand for these types of investments during the auctions and, as a result, these securities became illiquid. Although the auctions for the securities have failed, certain issuers did redeem, at par value, $8.2 million of ARS held by us, and one of our investment banks purchased, at par value, $4.0 million of ARS held by us.  In addition, we have not experienced any defaults and continue to earn and receive interest on all of the investments that we still own.  However, interest rates had declined by the end of fiscal 2008 to levels that were much lower than earlier in the year.  As a result, interest income may be significantly lower in 2009 than in 2008.

In November 2008, we accepted an offer (the “Right”) from UBS AG (“UBS”) allowing us to sell at par value our remaining ARS to UBS at anytime during a two-year period from June 30, 2010 through July 2, 2012.  In accepting the Right, we granted UBS the authority to sell or auction the ARS at par value at any time up until the expiration date of the Right and released UBS from any claims relating to the marketing and sale of ARS.  We will continue to earn interest on the ARS until they are liquidated.  The obligations of UBS under the Right are not secured by its assets and do not require UBS to obtain any financing to purchase the ARS.  UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Right.  If UBS does not have sufficient funding to buy back the ARS and no alternative buyers are located either through the auction process, issuer redemptions or other means, then we may not be able to access cash by selling these securities without incurring a loss of principal.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item and the report of the independent accountant thereon required by Item 14(a)(2) appear beginning on page F-2 of this Report.  See accompanying Index to the financial statements on page F-1. The supplementary financial data required by Item 302 of Regulation S-K appears in note 11 to the financial statements.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended January 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

For the Report of Management on Internal Control over Financial Reporting and the report of our independent registered public accounting firm on Internal Control over Financial Reporting, see Item 8, Financial Statements and Supplementary Data.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item with respect to our executive officers and directors, compliance by our directors, executive officers and certain beneficial owners of our common stock with Section 16(a) of the Exchange Act, the committees of our Board of Directors, our Audit Committee Financial Expert and our Code of Ethics is incorporated herein by reference to information under the captions entitled “Board of Directors and Committees of the Board of Directors,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance”  in our definitive proxy statement (to be filed hereafter) in connection with our 2009 Annual Meeting of Stockholders and possibly elsewhere in the proxy statement (or will be filed by amendment to this Report).

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to information under the captions entitled “Executive Compensation,” “Board of Directors and Committees of the Board of Directors” and “Compensation Committee Report” in our definitive proxy statement (to be filed hereafter) in connection with our 2009 Annual Meeting of Stockholders and possibly elsewhere in the proxy statement (or will be filed by amendment to this Report).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item with respect to ownership of our common stock is incorporated herein by reference to the information under the caption entitled “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement (to be filed hereafter) in connection with our 2009 Annual Meeting of Stockholders and possibly elsewhere in the proxy statement (or will be filed by amendment to this Report).

Equity Compensation Plan Information.  The following table represents those securities authorized for issuance as of January 31, 2009 under our existing equity compensation plans.

Number of securities
remaining available for
	Number of securities	Weighted average	future issuance under
	to be issued upon	exercise price of	equity compensation
	exercise of outstanding	outstanding options,	plans (excluding
	options, warrants and	warrants and rights (2)	securities reflected in
Plan category	rights (1) (a)	(b)	column (a)) (3) (c)
Equity compensation plans approved by security holders	446,160	$19.38	855,248
Equity compensation plans not approved by security holders	—	—	—
Total	446,160	$19.38	855,248

(1)   Includes 59,100 outstanding options issued under the 1999 Allied Fashion Stock Option Plan.  This plan was replaced in May 2005 by the 2005 Citi Trends Inc. Long-Term Incentive Plan (the “Incentive Plan”), which provides for the issuance of up to 1,300,000 shares of common stock upon the exercise of stock options or as awards of nonvested restricted stock and other performance awards. Also, includes 149,750 outstanding options and 237,310 nonvested restricted stock grants issued under the Incentive Plan.

(2)   The weighted average exercise price is for options only and does not include nonvested restricted stock.

(3)   Consists of shares available for awards of options, nonvested restricted stock and other performance awards under the Incentive Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information under the captions entitled “Certain Relationships and Related Party Transactions” and “Board of Directors and Committees of the Board of Directors” in our definitive proxy statement (to be filed hereafter) in connection with our 2009 Annual Meeting of Stockholders and possibly elsewhere in the proxy statement (or will be filed by amendment to this Report).

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information under the caption entitled “Ratification of Independent Registered Public Accounting Firm” in our definitive proxy statement (to be filed hereafter) in connection with our 2009 Annual Meeting of Stockholders and possibly elsewhere in the proxy statement (or will be filed by amendment to this Report).

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

10.10

$3.0 Million Loan Agreement between Citi Trends, Inc. and Bank of America dated June 16, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2006)

10.11

Amendment No. 1 dated August 28, 2006 to $3.0 Million Loan Agreement between Citi Trends, Inc. and Bank of America dated June 16, 2006 (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended February 3, 2007)

*10.12

Allied Fashion, Inc. Amended and Restated 1999 Stock Option Plan (as previously amended and restated effective as of June 17, 2004) (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-8 (File No. 333-125611) filed with the SEC on June 8, 2005)

*10.13

Amendment to the 1999 Allied Fashion Inc. Stock Option Plan (as previously amended and restated effective as of June 17, 2004) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 28, 2006)

*10.14	Citi Trends, Inc. 2005 Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2008)

*10.15	Form of Restricted Stock Award Agreement for Employees (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2008)

*10.16	Form of Restricted Stock Award Agreement for Directors (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended February 3, 2007)

*10.17	Form of Stock Option Agreement for Employees (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended February 3, 2007)

*10.18	Form of Stock Option Agreement for Directors (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended February 3, 2007)

*10.19	Offer Letter to Ivy Council dated December 6, 2006 (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended February 2, 2008)

*10.20	Offer Letter to Bruce D. Smith dated April 2, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2007)

*10.21

Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and Bruce D. Smith dated April  2, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2007)

10.22

Credit Agreement dated March 26, 2008 among Citi Trends, Inc., as Borrower, the Subsidiaries of the Borrower identified therein, as the Guarantors, and Bank of America, N.A., as Lender (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended February 2, 2008)

*10.23

Employment Agreement between the Company and Elizabeth Feher dated April 2, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 3, 2008)

*10.24

Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and Elizabeth Feher dated April 2, 2008 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 3, 2008)

10.25

UBS Offer Letter dated October 8, 2008, together with Acceptance Form of Citi Trends, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 1, 2008)

*10.26	Employment Agreement between the Company and R. David Alexander, Jr. dated December 5, 2008

*10.27	Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and R. David Alexander, Jr. dated December 5, 2008

10.28	First Amendment to Credit Agreement, dated as of March 25, 2009, by and between Citi Trends, Inc. and Bank of America, N.A.

23.1	Consent of KPMG LLP

31.1	Certification of R. David Alexander, Jr., President and Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Bruce D. Smith, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of R. David Alexander, Jr., President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Bruce D. Smith, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*       Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITI TRENDS, INC.
(Registrant)

Date	April 15, 2009	By	/s/ R. David Alexander, Jr.	/s/ Bruce D. Smith
			R. David Alexander, Jr.	Bruce D. Smith
			President and Chief Executive Officer (Principal Executive Officer)	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ R. David Alexander, Jr.	President and Chief Executive Officer	April 15, 2009
R. David Alexander, Jr.	(Principal Executive Officer) and Director

/s/ Bruce D. Smith	Senior Vice President and	April 15, 2009
Bruce D. Smith	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ R. Edward Anderson	Executive Chairman of the Board of Directors	April 15, 2009
R. Edward Anderson

/s/ Brian P. Carney	Director	April 15, 2009
Brian P. Carney

/s/ Lawrence E. Hyatt	Director	April 15, 2009
Lawrence E. Hyatt

/s/ John S. Lupo	Director	April 15, 2009
John S. Lupo

/s/ Patricia M. Luzier	Director	April 15, 2009
Patricia M. Luzier

Citi Trends, Inc.
Index to Financial Statements

FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED JANUARY 31, 2009, FEBRUARY 2, 2008 AND FEBRUARY 3, 2007

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we assessed the effectiveness of our internal control over financial reporting as of January 31, 2009, based on the criteria described in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our management concluded that our internal control over financial reporting was effective based on those criteria as of January 31, 2009.

Our independent registered public accounting firm, KPMG LLP, audited the effectiveness of our internal control over financial reporting as of January 31, 2009, as stated in their attestation report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Citi Trends, Inc.:

We have audited the accompanying balance sheets of Citi Trends, Inc. (the Company) as of January 31, 2009 and February 2, 2008, and the related statements of income, stockholders’ equity, and cash flows for fiscal years ended January 31, 2009, February 2, 2008, and February 3, 2007. We also have audited the Company’s internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Citi Trends, Inc., as of January 31, 2009 and February 2, 2008, and the results of its operations and its cash flows for each of the fiscal years ended January 31, 2009, February 2, 2008, and February 3, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Citi Trends, Inc., maintained, in all material respects, effective internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in note 2 to the financial statements, effective February 3, 2008, the Company adopted the methods of fair value as described in SFAS No. 157, Fair Value Measurements, and as discussed in note 7 to the financial statements, effective February 4, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FAS 109.

/s/ KPMG LLP

April 14, 2009

Jacksonville, Florida

Certified Public Accountants

Citi Trends, Inc.

Balance Sheets

January 31, 2009 and February 2, 2008

(in thousands, except per share and share amounts)

	January 31,	February 2,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$33,516	$6,203
Investment securities	—	56,165
Inventory	86,259	82,420
Prepaid and other current assets	10,625	5,888
Deferred tax asset	3,447	2,838
Total current assets	133,847	153,514
Property and equipment, net	58,861	52,207
Investment securities	43,825	—
Goodwill	1,371	1,371
Deferred tax asset	2,480	2,756
Other assets	405	329
Total assets	$240,789	$210,177

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$52,295	$43,566
Accrued expenses	11,478	11,864
Accrued compensation	7,514	5,225
Current portion of capital lease obligations	1,403	1,580
Income tax payable	682	1,155
Layaway deposits	564	635
Total current liabilities	73,936	64,025
Capital lease obligations, less current portion	—	1,403
Other long-term liabilities	8,646	6,602
Total liabilities	82,582	72,030

Stockholders’ Equity:
Common stock, $0.01 par value. Authorized 32,000,000 shares; 14,698,852 shares issued as of January 31, 2009 and 14,265,471 shares issued as of February 2, 2008; 14,533,102 shares outstanding as of January 31, 2009 and 14,099,721 shares outstanding as of February 2, 2008	145	142
Paid in capital	70,950	68,276
Retained earnings	87,277	69,894
Treasury stock, at cost; 165,750 shares as of January 31, 2009 and February 2, 2008	(165)	(165)
Total stockholders’ equity	158,207	138,147

Commitments and contingencies (note 9)
Total liabilities and stockholders’ equity	$240,789	$210,177

See accompanying notes to financial statements

Citi Trends, Inc.

Statements of Income

Years Ended January 31, 2009, February 2, 2008 and February 3, 2007

(in thousands, except per share amounts)

	Fiscal 2008	Fiscal 2007	Fiscal 2006
Net sales	$488,202	$437,515	$381,918
Cost of sales	301,867	278,783	235,744
Gross profit	186,335	158,732	146,174
Selling, general and administrative expenses	147,009	127,470	107,535
Depreciation and amortization	16,261	12,583	8,326
Income from operations	23,065	18,679	30,313
Interest income	2,495	2,383	2,014
Interest expense	(307)	(469)	(359)
Income before income tax expense	25,253	20,593	31,968
Income tax expense	7,870	6,379	10,617
Net income	$17,383	$14,214	$21,351
Basic net income per common share	$1.23	$1.02	$1.57
Diluted net income per common share	$1.22	$1.00	$1.51
Weighted average number of shares outstanding
Basic	14,131	13,946	13,575
Diluted	14,269	14,223	14,138

See accompanying notes to financial statements

Citi Trends, Inc.

Statements of Cash Flows

Years Ended January 31, 2009, February 2, 2008 and February 3, 2007

(in thousands)

	Fiscal 2008	Fiscal 2007	Fiscal 2006
Operating activities:
Net income	$17,383	$14,214	$21,351
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,261	12,583	8,326
Deferred income taxes	(333)	(1,401)	(2,248)
Loss on disposal of property and equipment	110	59	90
Noncash stock-based compensation expense	2,024	1,496	842
Excess tax benefits from stock-based payment arrangements	(1,218)	(3,516)	(12,249)
Changes in assets and liabilities:
Inventory	(3,839)	(9,060)	(19,339)
Prepaid and other current assets	(4,072)	(1,078)	(1,710)
Other assets	(76)	(51)	(85)
Accounts payable	8,729	(3,328)	6,189
Accrued expenses and other long-term liabilities	1,658	3,813	4,442
Accrued compensation	2,289	(969)	1,214
Income tax payable	745	3,820	12,031
Layaway deposits	(71)	59	258
Net cash provided by operating activities	39,590	16,641	19,112

Investing activities:
Purchases of investment securities	(4,000)	(33,989)	(49,476)
Sales/redemptions of investment securities	15,675	43,780	37,978
Insurance proceeds received	—	—	269
Purchases of property and equipment	(23,025)	(30,095)	(15,652)
Net cash used in investing activities	(11,350)	(20,304)	(26,881)

Financing activities:
Excess tax benefits from stock-based payment arrangements	1,218	3,516	12,249
Repayments on long-term debt and capital lease obligations	(1,580)	(1,768)	(786)
Cash used to settle equity instruments granted under stock-based payment arrangements	(1,040)	—	(896)
Proceeds from the exercise of stock options	475	411	914
Net cash (used in) provided by financing activities	(927)	2,159	11,481
Net increase (decrease) in cash and cash equivalents	27,313	(1,504)	3,712

Cash and cash equivalents:
Beginning of period	6,203	7,707	3,995
End of period	$33,516	$6,203	$7,707

Supplemental disclosures of cash flow information:
Cash paid for interest	$285	$446	$321
Cash paid for income taxes	$7,458	$3,961	$834
Supplemental disclosures of noncash financing and investing activities:
Purchases of property and equipment financed through capital leases	$—	$—	$4,809
Paid in capital for the exercise of stock options satisfied by the surrender of shares	$43	$45	$23
Cumulative effect of adoption of FIN 48	$—	$301	$—

See accompanying notes to financial statements

Citi Trends, Inc.

Statements of Stockholders’ Equity

Years Ended January 31, 2009, February 2, 2008 and February 3, 2007

(in thousands, except share amounts)

	Common Stock		Paid in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balances—January 28, 2006	13,179,765	$132	$49,754	$34,028	165,750	$(165)	$83,749
Exercise of stock options	792,672	8	929				937
Tax benefit of stock options exercised			12,249				12,249
Stock-based compensation expense			842				842
Net share settlement of options			(919)				(919)
Net income				21,351			21,351
Balances—February 3, 2007	13,972,437	140	62,855	55,379	165,750	(165)	118,209
Cumulative effect of adoption of FIN 48				301			301
Exercise of stock options	228,563	2	454				456
Tax benefit of stock options exercised			3,516				3,516
Issuance of nonvested shares to employees and directors under incentive plan	69,866						—
Forfeiture of nonvested shares by employees and directors	(5,395)						—
Stock-based compensation expense			1,496				1,496
Net share settlement of options			(45)				(45)
Net income				14,214			14,214
Balances—February 2, 2008	14,265,471	142	68,276	69,894	165,750	(165)	138,147
Exercise of stock options	246,823	3	515				518
Tax benefit of stock options exercised			1,218				1,218
Issuance of nonvested shares to employees and directors under incentive plan	212,751						—
Forfeiture of nonvested shares by employees and directors	(20,929)						—
Stock-based compensation expense			2,024				2,024
Net share settlement of options			(1,003)				(1,003)
Net share settlement of nonvested shares	(5,264)		(80)				(80)
Net income				17,383			17,383
Balances—January 31, 2009	14,698,852	$145	$70,950	$87,277	165,750	$(165)	$158,207

See accompanying notes to financial statements

Citi Trends, Inc.

Notes to Financial Statements
January 31, 2009, February 2, 2008 and February 3, 2007

(1)      Organization and Business

Citi Trends, Inc. (the “Company”) is a rapidly growing, value-priced retailer of urban fashion apparel and accessories for the entire family. As of January 31, 2009, the Company operated 357 stores in 22 states.

(2)      Summary of Significant Accounting Policies

(a)   Fiscal Year

The Company’s fiscal year ends on the Saturday closest to January 31 of each year. The years ended January 31, 2009, February 2, 2008 and February 3, 2007 are referred to as fiscal 2008, fiscal 2007 and fiscal 2006, respectively, in the accompanying financial statements. Fiscal year 2006 is comprised of 53 weeks.  Fiscal years 2008 and 2007 are each comprised of 52 weeks.

(b)   Cash and Cash Equivalents

For purposes of the balance sheets and statements of cash flows, the Company considers all highly liquid investments with maturities at date of purchase of three months or less to be cash equivalents.

(c)   Investment Securities

The Company’s investment securities are carried at fair value and consist of investments in municipal auction rate securities (“ARS”) issued by student loan funding organizations. During the fourth quarter of fiscal 2008, the Company reclassified the ARS from available-for-sale to trading securities.  Unrealized gains and losses, net of deferred income taxes (benefits), on investments the Company designates as available-for-sale are excluded from earnings and are credited or charged directly to other comprehensive income, a separate component of stockholders’ equity. If any unrealized losses are deemed other than temporary, such unrealized losses are recognized as realized losses. Investments that the Company designates as trading securities are reported at fair value, with unrealized gains or losses resulting from changes in fair value recognized in earnings.  See Note 4 for further detailed discussion.

(d)   Inventory

Inventory is stated at the lower of cost (first-in, first-out basis) or market as determined by the retail inventory method, less a provision for estimated inventory shrinkage. Under the retail inventory method, the cost value of inventory and gross margins are determined by calculating a cost-to-retail ratio and applying it to the retail value of inventory.

(e)   Property and Equipment, net

Property and equipment, net are stated at cost less accumulated depreciation and amortization. Equipment under capital leases is stated at the present value of the required minimum lease payments per the applicable lease agreement. Depreciation and amortization are computed using the straight-line method over the lesser of the estimated useful lives (primarily three to five years for computer equipment and furniture, fixtures and equipment, five years for leasehold improvements, seven years for major purchased software systems, and fifteen to twenty years for buildings and building improvements) of the related assets or the relevant lease term, as defined in Statement of Financial Accounting Standards (“SFAS”) No. 13, Accounting for Leases.

(f)   Goodwill

Goodwill represents the excess of the purchase price over the fair value of assets acquired.  Pursuant to SFAS No. 142, goodwill acquired in a purchase business combination and determined to have an indefinite useful life is not amortized, but instead tested for impairment at least annually. The Company performed this analysis at the end of fiscal 2008 and fiscal 2007 and no impairment was indicated for either year.

(g)   Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, if facts and circumstances indicate that a long-lived asset, including property and equipment, may be impaired, the carrying value is reviewed. If this review indicates that the carrying value of the asset will not be recovered as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value. Impairment losses in the future are dependent on a number of factors such as site selection and general economic trends, and thus could be significantly different from historical results. To the extent the Company’s estimates for net sales, gross profit and store expenses are not realized, future assessments of recoverability could result in impairment charges.

(h)   Stock-Based Compensation

The Company recognizes compensation expense associated with all stock options and nonvested restricted stock based on the grant-date fair value estimated in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), as interpreted by SEC Staff Accounting Bulletin No. 107.  The fair values of options issued pursuant to the stock based compensation plans are estimated at each grant date using the Black-Scholes Merton option pricing model, while grants of nonvested restricted stock are valued based on the stock price on the grant date. See Note 8 for additional information on the Company’s stock-based compensation plans.

(i)   Revenue Recognition

Revenue from retail sales net of sales taxes is recognized at the time the customer takes possession of and pays for merchandise, less an allowance for returns. The Company allows for returns up to ten days after the date of sales and the Company reduces revenues for each fiscal year for returns in the ten days after the year ends. Revenue from layaway sales is recognized when the customer has paid for and received the merchandise. If the merchandise is not fully paid for within sixty days, the customer is given a store credit for merchandise payments made, less a re-stocking fee and a layaway service charge. Layaway service charges, which are non-refundable, are recognized in revenue when collected. All sales are from cash, check or major credit card company transactions. The Company does not offer company-sponsored customer credit accounts or gift cards.

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

(k)   Earnings per Share

Basic earnings per common share amounts are calculated using the weighted average number of common shares outstanding for the period. Diluted earnings per common share amounts are calculated using the weighted average number of common shares outstanding plus the additional dilution for all potentially dilutive securities such as stock options and nonvested restricted stock.

The following table provides a reconciliation of the number of average common shares outstanding used to calculate basic earnings per share to the number of common shares and common stock equivalents outstanding used in calculating diluted earnings per share for fiscal 2008, 2007 and 2006:

	2008	2007	2006
Average number of common shares outstanding	14,131,077	13,946,342	13,574,718
Incremental shares from assumed exercises of stock options	137,711	276,887	563,345
Average number of common shares and common stock equivalents outstanding	14,268,788	14,223,229	14,138,063

In accordance with SFAS No. 128, Earnings per Share, the Company calculates the dilutive effect of stock-based compensation arrangements using the treasury stock method.  This method assumes that the proceeds the Company receives from the exercise of stock options are used to repurchase common shares in the market.  The adoption of SFAS No. 123R requires the Company to include as assumed proceeds the amount of compensation cost attributed to future services and not yet recognized, and the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of outstanding options and vesting of nonvested restricted stock.  For fiscal 2008, 2007 and 2006, respectively, there were 95,000, 61,000 and 23,000 options outstanding to purchase shares of common stock excluded from the calculation of diluted earnings per share because of antidilution.  There were no shares of nonvested restricted stock included in the calculation of diluted earnings per share for fiscal 2008, 2007 and 2006, because of antidilution.

(l)   Advertising

The Company expenses advertising as incurred. Advertising expense for fiscal 2008, 2007 and 2006 was approximately $2.5 million, $2.5 million and $1.9 million, respectively.

(m)   Operating Leases

The Company leases all of its store properties and accounts for the leases as operating leases in accordance with SFAS No. 13. Many lease agreements contain tenant improvement allowances, rent holidays, rent escalation clauses and/or contingent rent provisions. For purposes of recognizing incentives and minimum rent expense on a straight-line basis over the terms of the leases, the Company uses the date of initial possession to begin amortization, which is generally when the Company enters the space and begins to make improvements in preparation of intended use.

For scheduled rent escalation clauses during the lease terms or for rental payments commencing “rent holidays” at a date other than the date of initial occupancy, the Company records minimum rent expense on a straight-line basis over the terms of the leases. For tenant improvement allowances a deferred rent liability is recorded on the balance sheet and amortized over the terms of the leases.

Certain leases provide for contingent rents that are not measurable at inception. These contingent rents are primarily based on a percentage of net sales that are in excess of a predetermined level. These amounts are excluded from minimum rent and are included in the determination of total rent expense when it is probable that the expense has been incurred and the amount is reasonably estimable.

In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB interpretation (“FIN”) 47, Accounting for Conditional Asset Retirement Obligations, which is an interpretation of SFAS No. 143, Accounting for Asset Retirement Obligations. This interpretation clarifies terminology within SFAS No. 143 and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The Company had a liability of $482,000 and $420,000 as of January 31, 2009 and February 2, 2008, respectively, which is included in other long-term liabilities on the accompanying balance sheets and represents estimated expenses that would be incurred upon the termination of the Company’s operating leases.

(n)   Store Opening and Closing Costs

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

(o)   Income Taxes

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

(p)   Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and use assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The most significant estimates made by management include those made in the valuation of inventory, investment securities, stock-based compensation, property and equipment, and income taxes. Management periodically evaluates estimates used in the preparation of the financial statements for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based on such periodic evaluations.

(q)   Business Reporting Segments

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

(r)   Other Comprehensive Income

As discussed in Note 4, other comprehensive income included a temporary unrealized loss on investment securities during interim periods of 2008.  The unrealized loss, totaling $1,544,000 (net of tax) as of the end of the third quarter of 2008, was reclassified to net income in the fourth quarter. The Company did not have any components of other comprehensive income for fiscal 2007 and 2006.  There was no accumulated comprehensive income as of January 31, 2009, February 2, 2008 or February 3, 2007.

(s)   Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  SFAS No. 162 was effective November 15, 2008 and did not have a significant impact on the Company’s financial statements.

Effective February 3, 2008, the Company adopted SFAS No. 157, Fair Value Measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and requires additional disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value and does not change existing guidance as to whether or not an instrument is carried at fair value. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of Statement No. 157, which provided a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company adopted the provisions of SFAS No. 157 with respect to its financial assets and financial liabilities only in fiscal 2008. The adoption of this statement did not have a material impact on the Company’s financial statements.  Effective February 1, 2009, the Company adopted SFAS No. 157 for non-financial assets and non-financial liabilities, and it did not have a material impact on the Company’s financial statements.  In October 2008, the FASB issued Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP FAS 157-3”), which clarified the application of SFAS No. 157 in cases where a market is not active. The Company has considered the guidance provided by FSP FAS 157-3 in its determination of fair values as of January 31, 2009, and the impact was not material.

Effective February 3, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.   SFAS No. 159 permits entities to choose to measure specified financial assets and financial liabilities at fair value. Election of the fair value option is irrevocable and is applied on a contract-by-contract basis. The adoption of SFAS No. 159 did not have a material impact on the Company’s financial statements since the Company did not elect to apply the fair value option for any of its eligible financial instruments or other items on the effective date of adoption.

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

(3)              Property and Equipment, net

The components of property and equipment as of January 31, 2009 and February 2, 2008 are as follows (in thousands):

	January 31,	February 2,
	2009	2008
Land	$858	$858
Buildings	15,295	4,708
Leasehold improvements	37,681	31,992
Furniture, fixtures and equipment	47,525	35,293
Computer equipment	15,433	13,519
Construction in progress	194	7,799
	116,986	94,169
Accumulated depreciation and amortization	(58,125)	(41,962)
	$58,861	$52,207

Technology equipment held under capital leases and related accumulated depreciation was $8.4 million and $7.1 million, respectively, as of January 31, 2009 and $8.4 million and $5.5 million, respectively, as of February 2, 2008.

(4)     Fair Value Measurements

Effective February 3, 2008, the Company adopted the methods of fair value as described in SFAS No. 157 to value its financial assets and liabilities. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market at the measurement date. This statement also establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

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

As of January 31, 2009, the Company had $43.8 million (at par value) of investments in municipal auction rate securities (“ARS”) issued by student loan funding organizations. The ARS are classified as trading securities in noncurrent assets and are reflected at estimated fair value. These securities are high-grade (at least AA-rated with one or more rating agencies) and approximately 79% are either guaranteed by the Department of Education under the Federal Family Education Loan Program (37%) or backed by insurance companies, AMBAC Assurance Corporation (31%) or MBIA Insurance Corporation (11%). Historically, liquidity for investors in ARS was provided via an auction process that reset the interest rate every 35 days, allowing investors to either roll over their investments or sell them at par value. Beginning in February 2008, there was insufficient demand for these types of investments during the auctions and, as a result, these securities became illiquid. Although the auctions for the securities have failed, certain issuers did redeem, at par value, $8.2 million of ARS held by the Company, and one of the Company’s investment banks purchased, at par value, $4.0 million of ARS held by the Company.  In addition, the Company has not experienced any defaults and continues to earn and receive interest on all of the investments still owned by the Company.

There was insufficient observable market information available as of January 31, 2009 to determine the fair value of the Company’s ARS. Accordingly, the Company estimated Level 3 fair values for these securities based on assumptions that market participants would use in their estimates of fair value. These assumptions included, among other things, discounted cash flow projections, the timing of expected future successful auctions or redemptions, collateralization of the underlying securities and the creditworthiness of the issuers and insurance companies.  Based on this Level 3 valuation, the ARS investments were valued at $38.9 million as of January 31, 2009, representing a $4.9 million decline from par value. Prior to fiscal 2008, the ARS were valued at par value due to the frequent resets that historically occurred through the auction process.

In November 2008, the Company accepted an offer (the “Right”) from UBS AG (“UBS”) allowing the Company to sell at par value the remaining ARS to UBS at anytime during a two-year period from June 30, 2010 through July 2, 2012.  In accepting the Right, the

Company granted UBS the authority to sell or auction the ARS at par value at any time up until the expiration date of the Right and released UBS from any claims relating to the marketing and sale of ARS.  The ARS will continue to earn interest until they are liquidated.  The obligations of UBS under the Right are not secured by its assets and do not require UBS to obtain any financing to purchase the ARS.  UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Right.  If UBS does not have sufficient funding to buy back the ARS and no alternative buyers are located either through the auction process, issuer redemptions or other means, then the Company may not be able to access cash by selling these securities without incurring a loss of principal.

The Right represents a put option and is recognized as an instrument separate from the ARS.  The Company elected to account for this Right at fair value under SFAS No. 159.  The Right was valued using a discounted cash flow approach that includes estimates of interest rates and the credit risk associated with UBS.  This valuation is based on unobservable inputs, therefore, represents a Level 3 fair value.  A $4.9 million gain associated with the Right was recorded in selling, general and administrative expenses, together with the $4.9 million ARS impairment charge discussed above.  The Company expects that subsequent changes in the value of the Right will largely offset the subsequent fair value movements of the ARS, subject to the continued expected performance by UBS of its obligations under the Right. Prior to the acceptance of the Right, the ARS were classified as available-for-sale, and the Company recorded a temporary unrealized loss of $1,544,000 (net of tax) in other comprehensive income as of the end of the third quarter of 2008.  Upon acceptance of the Right to sell the ARS, the ARS were reclassified to trading securities and the related unrealized loss was reclassified to net income in the fourth quarter.

The following table provides a summary of changes in fair value of the Company’s investment securities for the year ended January 31, 2009 (in thousands):

	Level 2	Level 3
Balance as of February 2, 2008	$56,165	$—
Transfer from Level 2 to Level 3	(56,665)	56,665
Sales/redemptions of auction rate securities	(3,500)	(12,175)
Purchases of auction rate securities	4,000	—
Losses included in earnings	—	(4,901)
Recognition of put option	—	4,901
Reclassification of interest receivable to other current assets	—	(665)
Balance as of January 31, 2009	$—	$43,825

Investment securities included in the January 31, 2009 balance sheet consist of ARS valued at $38,924,000 and the put option valued at $4,901,000, both of which are classified as noncurrent assets due to the expectation that liquidity will not occur during the next twelve months.  As of February 2, 2008, ARS investments, totaling $56,165,000, were classified as current assets due to the successful history of ARS auctions up until that time which had provided liquidity every 35 days.

(5)     Revolving Lines of Credit

In March 2008, the Company obtained a $35 million unsecured revolving credit facility with Bank of America, replacing a $3 million facility that had been scheduled to expire on June 30, 2008.  This new facility has a term of 364 days, has an unused commitment fee equal to 0.15%, and has one restrictive financial covenant (consolidated leverage ratio).  Loans under the facility bear interest at either (a) a rate equal to the higher of (i) the Federal Funds Rate plus 0.50% and (ii) Bank of America’s prime rate, plus an applicable margin; or (b) a rate equal to LIBOR plus an applicable margin. The applicable margin is dependent on the Company’s consolidated leverage ratio and ranges from 1.00% to 1.50% for LIBOR-based loans, and from 0.00% to 0.50% for prime rate-based loans. The Company has had no borrowings under this facility.

On March 25, 2009, the credit facility with Bank of America was amended to extend the expiration date to March 24, 2010 and to lower the commitment to $20 million, reflecting the Company’s year end cash position and the fact that there have been no borrowings under the facility.  In addition, changes were made to the pricing of the facility, including an increase in the unused commitment fee to 0.25% and an amendment of  the interest rates. Loans under the facility now bear interest at either (a) a rate equal to the highest of (i) the Federal Funds Rate plus 0.50%, (ii) LIBOR plus 1.0% and (iii) Bank of America’s prime rate, plus an applicable margin; or (b) a rate equal to LIBOR plus an applicable margin. The applicable margin is dependent on the Company’s consolidated leverage ratio and ranges from 0.75% to 1.25% for loans bearing interest at the rate described under (a) above and from 1.75% to 2.25% for loans bearing interest at the rate described under (b) above.

The Company previously had a $25 million revolving line of credit with Wachovia Capital Finance secured by substantially all of the Company’s assets and pursuant to which the Company paid customary fees. This secured line of credit expired on April 2, 2007 and was not renewed.

(6)     Capital Lease Obligations

The Company has capital lease obligations that financed the purchase of certain technology equipment. These obligations have a maturity date of December 2009. All of these obligations are secured by the technology equipment.  The lease agreement contains cross default provisions which result in a default on the lease if the Company is out of compliance with any other borrowing agreements.

As of January 31, 2009 and February 2, 2008, capital lease obligations consist of the following (in thousands):

	January 31,	February 2,
	2009	2008
Capital lease obligations issued to finance purchase of technology equipment; payable in monthly installments averaging approximately $124 in 2009, with a maturity date of December 2009; interest rate of 11.3%; secured by technology equipment	$1,403	$2,983
Less current portion of capital lease obligations	1,403	1,580
Noncurrent portion of capital lease obligations	$—	$1,403

As of January 31, 2009, annual capital lease obligation maturities are as follows (in thousands):

Fiscal Year
2009	$1,475
Less portion attributable to future interest payments (at rate of 11.3%)	(72)
$1,403

(7)     Income Taxes

Income tax expense for fiscal 2008, 2007 and 2006 consists of the following (in thousands):

	2008	2007	2006
Current:
Federal	$7,258	$6,667	10,893
State	945	1,113	1,972
Total current	8,203	7,780	12,865
Deferred:
Federal	(190)	(1,080)	(1,733)
State	(143)	(321)	(515)
Total deferred	(333)	(1,401)	(2,248)
Total income tax expense	$7,870	$6,379	$10,617

Income tax expense computed using the federal statutory rate is reconciled to the reported income tax expense as follows for fiscal 2008, 2007 and 2006 (in thousands):

	2008	2007	2006
Statutory rate applied to income before income taxes	$8,839	$7,208	$10,869
State income taxes, net of federal benefit	985	870	1,371
State tax credits	(439)	(395)	(410)
Secondary offering expense	—	211	—
Tax exempt interest	(811)	(834)	(677)
General business credits	(786)	(697)	(403)
Other	82	16	(133)
Income tax expense	$7,870	$6,379	$10,617

The components of deferred tax assets and deferred tax liabilities as of January 31, 2009 and February 2, 2008 are as follows (in thousands):

	2008	2007
Deferred tax assets:
Deferred rent amortization	$1,526	$1,335
Inventory capitalization	1,807	1,574
Book and tax depreciation differences	1,412	1,801
Vacation liability	459	358
State tax credits	591	482
Stock options	980	917
Other	100	80
Total deferred tax assets	6,875	6,547

Deferred tax liabilities:
Prepaid expenses	(622)	(665)
Goodwill	(326)	(288)
Total deferred tax liabilities	(948)	(953)
Net deferred tax asset	$5,927	$5,594

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”) on February 4, 2007.  FIN 48 clarifies the accounting and disclosure for uncertain tax positions.  FIN 48 requires that each tax position be reviewed and assessed with recognition and measurement of the tax benefit based on a “more-likely-than-not” standard with respect to the ultimate outcome, regardless of whether this assessment is favorable or unfavorable.  The Company performed a review and assessment of all tax positions and during fiscal year 2007 recorded a net benefit to retained earnings and a decrease to current liabilities of $301,000 in accordance with FIN 48.  The Company files income tax returns in U.S. federal and state jurisdictions where it does business and is subject to examinations by the IRS and other taxing authorities.  As of January 31, 2009, there were no benefits taken on the Company’s income tax returns that do not qualify for financial statement recognition under FIN 48.   Under FIN 48, if a tax position does not meet the minimum statutory threshold to avoid payment of penalties and interest, a company is required to recognize an expense for the amount of the interest and penalty in the period in which the company claims or expects to claim the position on its tax return.  For financial statement purposes, FIN 48 allows companies to elect whether to classify such charges as either income tax expense or another expense classification.  Should such expense be incurred in the future, the Company will classify such interest as a component of interest expense and penalties as a component of income tax expense.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible and income tax credits may be utilized, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.  Income tax credits generated but not yet utilized by the Company may be carried forward for periods ranging from 10 to 15 years. As such, a valuation allowance for deferred tax assets was not considered necessary as of January 31, 2009 or February 2, 2008. The Company has $846,000 of tax credit carryforwards for one state, available for use through 2022, and tax credit carryforwards of $63,000 for another state, available for use through 2018. The Company files income tax returns with the U.S. federal government and various state jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years prior to fiscal 2005.

(8)     Stockholders’ Equity

Secondary Offerings

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

Stock-Based Compensation

On March 8, 2005, the Company adopted the 2005 Citi Trends, Inc. Long-Term Incentive Plan,  (the “Incentive Plan”), which became effective upon the consummation of the Company’s initial public offering in May 2005.   The Incentive Plan superseded and replaced the 1999 Allied Fashion Stock Option Plan (the “1999 Plan”).  The 1999 Plan provided for the grant of incentive and nonqualified options to key employees and directors. The Board of Directors determined the exercise price of the option grants.  The option grants generally vested in equal installments over four years from the date of grant and are generally exercisable up to ten years from the date of grant, which is the contractual life of the options. The Company authorized up to 1,950,000 shares of common stock for issuance under the 1999 Plan. In August 2006, the 1999 Plan was amended to permit the exercise price of stock options to be satisfied through net share settlements.

The Incentive Plan provides for the grant of incentive and nonqualified options, nonvested restricted stock and other forms of stock-based compensation to key employees and directors.  The Board of Directors determines the exercise prices of the option grants which are generally equal to the closing market price of the Company’s stock on the date of grant.  Option grants generally vest in equal installments over four years from the date of grant for employees and over one to three years for directors and are generally exercisable up to ten years from the date of grant.   Under the Incentive Plan, the Company may issue up to 1,300,000 shares of common stock upon the exercise of stock options and other equity incentive awards.  In August 2006, the Incentive Plan was amended to permit the exercise price of stock options to be satisfied through net share settlements, and in May 2008, the Incentive Plan was amended to permit the lapsing of restrictions on restricted stock at any time in the event of a change in control of the Company.

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

Under SFAS No. 123R, the fair value of each option award is estimated on the date of grant using the Black-Scholes Merton option pricing model, which uses the assumptions noted in the following table. Expected volatility is based on estimated future volatility of the Company’s common stock price. Having completed its initial public offering in May 2005, the Company has limited historical data regarding the price of its publicly traded shares.  To estimate future volatility of the Company’s stock price, the stock price volatility of similar entities for which shares have been publicly traded for a period of seven years or more was measured (seven years is used because the weighted average expected life of the Company’s stock options is between six and seven years). The Company uses historical data to estimate forfeitures used in the model. The expected term of options granted is based on guidance provided by the SEC Staff Accounting Bulletins 107 and 110 (“simplified method” for “plain vanilla” options).  The simplified method (available for entities which do not have sufficient historical exercise data available for making a refined estimate of expected term) assumes a 10 year contractual term with vesting at a rate of 25% per year. Accordingly, expected term = ((vesting term + original contractual term)/2). The risk-free interest rate for the periods which corresponds with the expected life of the option is based on the U.S. Treasury yield curve for the vesting period in effect at the time of grant.

No options were granted in fiscal 2008 or 2007.   The fair value of options granted during fiscal 2006 was estimated using the following weighted average assumptions:

2006
Expected dividend yield	0.00%
Expected volatility	50.00%
Risk-free interest rate	4.71%
Weighted-average expected life, in years	6.2 years

A summary of the status of stock options under the Company’s stock option plans and changes during fiscal 2008 is presented in the table below:

	2008
			Wtd. Avg.
		Wtd. Avg.	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value

Outstanding as of February 3, 2008	560,141	$9.48	5.0	$5,190,425
Granted	—	—	—	—
Exercised	(246,823)	2.10	2.5	—
Net shares settled	(77,643)	0.38	2.8	—
Forfeited	(26,825)	26.63	6.7	—

Outstanding as of January 31, 2009	208,850	$19.38	5.8	$391,632

Vested or expected to vest as of January 31, 2009	192,747	$18.51	5.7	$391,632

Exercisable as of January 31, 2009	154,170	$15.94	5.4	$391,632

As of January 31, 2009, the range of exercise prices was $0.38 to $44.03.  As of February 2, 2008, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $0.38 to $44.03 and 5.0 years, respectively.  As of February 3, 2007, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $0.38 to $44.03 and 5.7 years, respectively.

There were no options granted in fiscal 2008 or 2007. The weighted average grant-date fair value of options granted during fiscal 2006 was $22.03 per share, or approximately $2,074,000.  Cash received from options exercised totaled $475,000, $411,000 and $914,000 in fiscal 2008, 2007 and 2006, respectively.  The intrinsic value of options exercised was approximately $4,578,000, $8,136,000 and $32,823,000 in fiscal 2008, 2007 and 2006, respectively.

Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the statements of cash flows. SFAS No. 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (“excess tax benefits”) be classified as financing cash flows. Excess tax benefits realized from the exercise of stock options was approximately $1.2 million, $3.5 million and $12.2 million in fiscal 2008, 2007 and 2006, respectively.

The Company recognized $811,000, $931,000 and $842,000 in compensation expense for option grants during fiscal 2008, 2007 and 2006, respectively. As of January 31, 2009, the total compensation cost related to stock option awards that will be incurred in future periods amounts to $612,000.  The weighted-average period over which this amount is expected to be recognized is 15.7 months.  The Company’s stock option plans allow the Company to issue new shares from shares authorized for issuance or repurchase shares on the open market to complete employee stock option exercises.  The Company does not currently plan to repurchase shares.

The Company’s Incentive Plan allows for grants of nonvested restricted stock.  Shares granted to employees vest in equal installments over four years from the date of grant.  Shares issued to directors vest one year from the date of grant.  The Company records compensation expense on a straight line basis over the requisite service period of the stock recipients which is equal to the vesting period of the stock.  Total compensation cost is calculated based on the closing market price on the date of grant times the number of shares granted.  Using an estimated forfeiture rate equal to 8.5%, the Company expects to recognize $3,435,000 in future compensation expense from the grants of nonvested stock over the requisite service period.  During fiscal 2008 and 2007, compensation expense arising from nonvested stock grants totaled $1,213,000 and $565,000, respectively.

A summary of activity related to nonvested stock grants during the year ended January 31, 2009 is as follows:

	Nonvested	Wtd. Avg. Grant
	Shares	Date Fair Value
Outstanding as of February 3, 2008	64,471	$40.14
Granted	212,751	17.62
Vested	(18,983)	40.17
Forfeited	(20,929)	28.95
Outstanding as of January 31, 2009	237,310	$20.87

(9)     Commitments and Contingencies

The Company leases its stores under operating leases, which generally have an initial term of five years with renewal options. Future minimum rent payments under operating leases having noncancelable lease terms as of January 31, 2009 are as follows (in thousands):

Fiscal Year:
2009	$22,801
2010	19,887
2011	16,228
2012	11,008
2013	5,359
Thereafter	3,820
Total future minimum lease payments	$79,103

Certain operating leases provide for fixed monthly rents, while others provide for contingent rents computed as a percentage of net sales and others provide for a combination of both fixed monthly rents and contingent rents computed as a percentage of net sales.

Rent expense was $23.1 million, $19.3 million and $16.0 million for fiscal 2008, 2007 and 2006 (including $1.6 million, $1.9 million and $2.5 million of percentage rent), respectively.

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

(10)  Valuation and Qualifying Accounts

The following table summarizes the allowance for inventory shrinkage (in thousands):

Inventory
Shrinkage
Reserve
Balance as of January 28, 2006	$1,906
Additions charged to costs and expenses	6,398
Deductions	(6,035)
Balance as of February 3, 2007	2,269
Additions charged to costs and expenses	8,374
Deductions	(8,109)
Balance as of February 2, 2008	2,534
Additions charged to costs and expenses	7,331
Deductions	(7,885)
Balance as of January 31, 2009	$1,980

Additions charged to costs and expenses are the result of estimated inventory shrinkage. Deductions represent actual inventory shrinkage incurred from physical inventories taken during the fiscal year.

(11)       Unaudited Quarterly Results of Operations

	Quarter Ended
	Jan. 31	Nov. 1	Aug. 2	May 3,	Feb. 2	Nov. 3	Aug. 4	May 5,
	2009	2008	2008	2008	2008	2007	2007	2007
	(in thousands, except per share and share amounts)
Statement of Income Data:
Net sales	$146,603	$104,948	$115,655	$120,996	$134,571	$99,542	$96,826	$106,576
Cost of sales	90,695	66,208	70,731	74,233	87,145	65,026	61,734	64,878

Gross profit	55,908	38,740	44,924	46,763	47,426	34,516	35,092	41,698
Selling, general and administrative expenses	37,409	36,482	36,877	36,241	32,892	32,455	31,548	30,575
Depreciation and amortization	4,346	4,134	4,078	3,703	3,488	3,265	3,009	2,821

Income (loss) from operations	14,153	(1,876)	3,969	6,819	11,046	(1,204)	535	8,302
Interest income (expense), net	229	696	482	781	583	415	415	501

Income (loss) before income taxes	14,382	(1,180)	4,451	7,600	11,629	(789)	950	8,803
Income tax expense (benefit)	4,326	(493)	1,605	2,432	3,251	(276)	323	3,081

Net income (loss)	$10,056	$(687)	$2,846	$5,168	$8,378	$(513)	$627	$5,722

Net income (loss) per common share:
Basic (1)	$0.71	$(0.05)	$0.20	$0.37	$0.60	$(0.04)	$0.05	$0.41
Diluted (1)	$0.70	$(0.05)	$0.20	$0.36	$0.59	$(0.04)	$0.04	$0.40
Weighted average shares used to compute net income (loss) per common share:
Basic	14,240,602	14,141,132	14,095,135	14,047,841	14,033,557	14,022,549	13,922,130	13,807,134
Diluted	14,289,848	14,141,132	14,278,985	14,216,580	14,187,870	14,022,549	14,249,255	14,218,634

(1)             Net income (loss) per share is computed independently for each period presented. As a result, the total of the per share earnings for the four quarters may not equal the annual amount.