Form 10-Q
period 2009-05-02
Citi Trends Inc
filed 2009-05-29
CIK 1318484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒ No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐  No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 15, 2009
Common Stock, $.01 par value	14,679,929 shares

CITI TRENDS, INC.

FORM 10-Q

Item 1. Financial Statements.

Citi Trends, Inc.

Condensed Balance Sheets

May 2, 2009 and January 31, 2009

(Unaudited)

(in thousands, except share data)

	May 2, 2009	January 31, 2009
Assets
Current assets:
Cash and cash equivalents	$44,672	$33,516
Inventory	84,613	86,259
Prepaid and other current assets	8,598	10,625
Deferred tax asset	3,629	3,447
Total current assets	141,512	133,847
Property and equipment, net	58,413	58,861
Investment securities	43,097	43,825
Goodwill	1,371	1,371
Deferred tax asset	2,947	2,480
Other assets	450	405
Total assets	$247,790	$240,789
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$47,899	$52,295
Accrued expenses	12,012	11,478
Accrued compensation	5,327	7,514
Current portion of capital lease obligations	988	1,403
Income tax payable	3,977	682
Layaway deposits	1,603	564
Total current liabilities	71,806	73,936
Other long-term liabilities	9,049	8,646
Total liabilities	80,855	82,582
Stockholders’ equity:
Common stock, $0.01 par value. Authorized 32,000,000 shares; 14,845,679 shares issued as of May 2, 2009 and 14,698,852 shares issued as of January 31, 2009; 14,679,929 shares outstanding as of May 2, 2009 and 14,533,102 outstanding as of January 31, 2009	145	145
Paid-in-capital	71,749	70,950
Retained earnings	95,206	87,277
Treasury stock, at cost; 165,750 shares as of May 2, 2009 and January 31, 2009	(165)	(165)
Total stockholders’ equity	166,935	158,207
Commitments and contingencies (note 8)
Total liabilities and stockholders’ equity	$247,790	$240,789

See accompanying notes to the condensed financial statements (unaudited).

Citi Trends, Inc.

Condensed Statements of Income

Thirteen Weeks Ended May 2, 2009 and May 3, 2008

(Unaudited)

(in thousands, except per share data)

	May 2, 2009	May 3, 2008
Net sales	$143,097	$120,996
Cost of sales	85,909	74,233
Gross profit	57,188	46,763
Selling, general and administrative expenses	40,133	36,241
Depreciation and amortization	4,373	3,703
Income from operations	12,682	6,819
Interest income	139	868
Interest expense	(41)	(87)
Unrealized loss on auction rate securities	(728)	—
Income before income tax expense	12,052	7,600
Income tax expense	4,123	2,432
Net income	$7,929	$5,168
Basic net income per common share	$0.54	$0.36
Diluted net income per common share	$0.54	$0.36

Net income attributable to common shares
Basic	$7,780	$5,127
Diluted	$7,780	$5,127
Weighted average number of shares outstanding
Basic	14,318	14,048
Diluted	14,339	14,217

See accompanying notes to the condensed financial statements (unaudited).

Citi Trends, Inc.

Condensed Statements of Cash Flows

Thirteen Weeks Ended May 2, 2009 and May 3, 2008

(Unaudited)

(in thousands)

	May 2, 2009	May 3, 2008
Operating activities:
Net income	$7,929	$5,168
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,373	3,703
Loss on disposal of property and equipment	—	7
Deferred income taxes	(649)	(917)
Noncash stock-based compensation expense	355	445
Excess tax benefits from stock-based payment arrangements	(622)	(209)
Unrealized loss on auction rate securities	728	—
Changes in assets and liabilities:
Inventory	1,646	(838)
Prepaid and other current assets	2,027	(429)
Other assets	(45)	(24)
Accounts payable	(4,396)	(1,345)
Accrued expenses and other long-term liabilities	937	(987)
Accrued compensation	(2,187)	(1,287)
Income tax payable	3,917	2,282
Layaway deposits	1,039	825
Net cash provided by operating activities	15,052	6,394
Investing activities:
Purchases of investment securities	—	(4,222)
Sales/redemptions of investment securities	—	3,516
Purchases of property and equipment	(3,925)	(7,058)
Net cash used in investing activities	(3,925)	(7,764)
Financing activities:
Repayments on capital lease obligations	(415)	(404)
Excess tax benefits from stock-based payment arrangements	622	209
Proceeds from the exercise of stock options	153	127
Cash used to settle equity instruments granted under stock-based payment arrangements	(331)	(68)
Net cash provided by (used in) financing activities	29	(136)
Net increase (decrease) in cash and cash equivalents	11,156	(1,506)
Cash and cash equivalents:
Beginning of period	33,516	6,203
End of period	$44,672	$4,697

Supplemental disclosures of cash flow information:
Cash paid for interest	$35	$82
Cash paid for income taxes	$855	$1,303

See accompanying notes to the condensed financial statements (unaudited).

Citi Trends, Inc.
Notes to the Condensed Financial Statements (unaudited)

May 2, 2009

1. Basis of Presentation

Citi Trends, Inc. (the “Company”) is a rapidly growing, value-priced retailer of urban fashion apparel and accessories for the entire family.  As of May 2, 2009, the Company operated 365 stores in 22 states.

The condensed balance sheet as of May 2, 2009 and the condensed statements of income and cash flows for the thirteen-weeks ended May 2, 2009 and May 3, 2008 have been prepared by the Company without audit. The condensed balance sheet as of January 31, 2009 has been derived from the audited financial statements as of that date, but does not include all required year end disclosures.  In the opinion of management, such statements include all adjustments considered necessary to present fairly the Company’s financial position as of May 2, 2009 and January 31, 2009, and its results of operations and cash flows for all periods presented.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended January 31, 2009.

The accompanying unaudited condensed financial statements are prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  Operating results for the thirteen weeks ended May 2, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending January 30, 2010.

The following contains references to years 2009 and 2008, which represent fiscal years ending or ended on January 30, 2010 (fiscal 2009) and January 31, 2009 (fiscal 2008), respectively. Fiscal 2009 and fiscal 2008 both have 52-week accounting periods.

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

3. Earnings per Share

Basic earnings per common share amounts are calculated using the weighted average number of common shares outstanding for the period. Diluted earnings per common share amounts are calculated using the weighted average number of common shares outstanding plus the additional dilution for all potentially dilutive securities, such as stock options and nonvested restricted stock.  During loss periods, diluted earnings per share amounts are based on the weighted average number of common shares outstanding.

In accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, the Company calculates the dilutive effect of stock-based compensation arrangements using the treasury stock method.  This method assumes that the proceeds the Company receives from the exercise of stock options are used to repurchase common shares in the market.  In accordance with SFAS No. 123R, Share-Based Payment, the Company includes as assumed proceeds the amount of compensation cost attributed to future services and not yet recognized, and the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of outstanding options and vesting of nonvested restricted stock.  For the thirteen weeks ended May 2, 2009 and May 3, 2008, there were 69,000 and 81,000 options outstanding, respectively, to purchase shares of common stock excluded from the calculation of diluted earnings per share because of antidilution.

On February 1, 2009, the Company adopted FASB Staff Position Emerging Issues Task Force (EITF) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 addresses determinations as to whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in paragraphs 60 and 61 of SFAS No. 128.  Nonvested restricted stock awards granted to employees and non-employee directors contain nonforfeitable dividend rights and, therefore, are now considered participating securities in accordance with FSP EITF 03-6-1.  We have prepared our current and prior period EPS computations to exclude net income allocated to nonvested share awards.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	May 2, 2009	May 3, 2008

Basic:
Numerator
Net Income	$7,929	$5,168
Net income allocated to participating securities	(149)	(41)
Net income attributable to common stockholders-basic	$7,780	$5,127

Denominator
Weighted average common shares	14,318	14,048

Net income attributable to common stockholders per share-basic	$0.54	$0.36

Diluted:
Numerator
Net Income	$7,929	$5,168
Net income allocated to participating securities	(149)	(41)
Net income attributable to common stockholders-basic	$7,780	$5,127

Denominator
Denominator for basic calculation	14,318	14,048
Effect of dilutive securities – stock options	21	169
Denominator for diluted calculation	14,339	14,217

Net income attributable to common stockholders per share-diluted	$0.54	$0.36

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

As of May 2, 2009, the Company had $38.3 million ($43.8 million at par value) of investments in municipal auction rate securities (“ARS”) issued by student loan funding organizations. The ARS are classified as trading securities in noncurrent assets and are reflected at estimated fair value. These securities are high-grade (at least AA-rated with one or more rating agencies) and approximately 79% are either guaranteed  by the Department of Education under the Federal Family Education Loan Program (37%) or backed by insurance companies, AMBAC Assurance Corporation (31%) or MBIA Insurance Corporation (11%). Historically, liquidity for investors in ARS was provided via an auction process that reset the interest rate every 35 days, allowing investors to either roll over their investments or sell them at par value. Beginning in February 2008, there was insufficient demand for these types of investments during the auctions and, as a result, these securities became illiquid. Although the auctions for the securities have failed, the Company has not experienced any defaults and continues to earn and receive interest on all of the investments still owned by the Company.

There was insufficient observable market information available as of May 2, 2009 to determine the fair value of the Company’s ARS. Accordingly, the Company estimated Level 3 fair values for these securities based on assumptions that market participants would use in their estimates of fair value. These assumptions included, among other things, discounted cash flow projections, the timing of expected future successful auctions or redemptions, collateralization of the underlying securities and the creditworthiness of the issuers and insurance companies.  Based on this Level 3 valuation, the ARS investments were valued at $38.3 million as of May 2, 2009, representing a $5.5 million decline from par value.

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

The Right represents a put option and is recognized as an instrument separate from the ARS.  The Company elected to account for this Right at fair value under SFAS No. 159.  The Right was valued at $4.8 million as of May 2, 2009 using a discounted cash flow approach that includes estimates of interest rates and the credit risk associated with UBS.  This valuation is based on unobservable inputs, therefore, represents a Level 3 fair value.  Prior to the acceptance of the Right, the ARS were classified as available-for-sale.  Upon acceptance of the Right, the ARS were reclassified to trading securities.  The ARS and the Right included in the May 2, 2009 balance sheet are classified as noncurrent assets due to the expectation that liquidity will not occur during the next twelve months.

The following table provides a summary of activity for the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the thirteen weeks ended May 2, 2009 (in thousands):

	Put Option Related to ARS	Auction Rate Securities
Balance as of January 31, 2009	$4,901	$38,924
Unrealized loss on trading securities included in earnings	(149)	(579)
Balance as of May 2, 2009	$4,752	$38,345

5. Comprehensive Income

The components of comprehensive income for all periods presented are as follows (in thousands):

	Thirteen Weeks Ended
	May 2, 2009	May 3, 2008
Net income, as reported	$7,929	$5,168
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of tax benefit of $884 in the 13 weeks ended May 3, 2008	—	(1,371)
Comprehensive income	$7,929	$3,797

6. Revolving Line of Credit

On March 25, 2009, the Company’s $35 million unsecured revolving credit facility with Bank of America was amended to extend the expiration date to March 24, 2010 and to lower the commitment to $20 million, reflecting the Company’s cash position and the fact that there have been no borrowings under the facility.  In addition, changes were made to the pricing of the facility, including an increase in the unused commitment fee from 0.15% to 0.25% and an amendment of  the interest rates. Loans under the facility now bear interest at either (a) a rate equal to the highest of (i) the Federal Funds Rate plus 0.50%, (ii) LIBOR plus 1.0% and (iii) Bank of America’s prime rate, plus an applicable margin; or (b) a rate equal to LIBOR plus an applicable margin. The applicable margin, which increased 0.75% under the amendment, is dependent on the Company’s consolidated leverage ratio and ranges from 0.75% to 1.25% for loans bearing interest at the rate described under (a) above and from 1.75% to 2.25% for loans bearing interest at the rate described under (b) above.

7. Income Taxes

The Company’s effective income tax rate increased to 34.2% in the first quarter of fiscal 2009 from 32.0% in the first quarter of fiscal 2008 due to a declining interest rate environment which resulted in a decrease in tax-free interest income on investments.

8. Commitments and Contingencies

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

9. Recent Accounting Pronouncements

Effective February 3, 2008, the Company adopted SFAS No. 157, Fair Value Measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and requires additional disclosures about fair value measurements.  In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of Statement No. 157, which provided a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company adopted the provisions of SFAS No. 157 with respect to its financial assets and financial liabilities only in fiscal 2008. The adoption of this statement did not have a material impact on the Company’s financial statements.  Effective February 1, 2009, the Company adopted SFAS No. 157 for non-financial assets and non-financial liabilities, and such adoption did not have a material impact on the Company’s financial statements.

As discussed in Note 3, the Company adopted FSP EITF 03-6-1 on February 1, 2009.  Implementation of FSP EITF 03-6-1 will change the way the Company calculates earnings per share and is expected to reduce basic and diluted earnings per share for the fiscal year ending January 30, 2010 by approximately $0.03.  All prior period earnings per share information must be adjusted retrospectively.  Previously reported basic and diluted earnings per share for the year ended January 31, 2009 will decrease by $0.02.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide interim disclosures about the fair value of all financial instruments within the scope of SFAS No. 107 and to include disclosures related to the methods and significant assumptions used in estimating those instruments.  This FSP is effective for interim and annual periods ending after June 15, 2009.  The adoption of this FSP is not expected to have a material impact on the Company’s financial statements and related disclosures.

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

The factors that may result in actual results differing from such forward-looking information include, but are not limited to: transportation and distribution delays or interruptions; changes in freight rates; the Company’s ability to negotiate effectively the cost and purchase of merchandise; inventory risks due to shifts in market demand; the Company’s ability to gauge fashion trends and changing consumer preferences; changes in consumer spending on apparel; changes in product mix; interruptions in suppliers’ businesses; interest rate fluctuations; a deterioration in general economic conditions caused by acts of war or terrorism or other factors; temporary changes in demand due to weather patterns; seasonality of the Company’s business; delays associated with building, opening and operating new stores; delays associated with building, opening, expanding or converting new or existing distribution centers; the future liquidity of auction rate securities; and other factors described in the section titled “Item 1A. Risk Factors” and elsewhere in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009 and in Part II, “Item 1A. Risk Factors,” and elsewhere in the Company’s Quarterly Reports on Form 10-Q  and any amendments thereto and in the other documents the Company files with the Securities and Exchange Commission (“SEC”), including reports on Form 8-K.

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

Overview

We are a rapidly growing, value-priced retailer of urban fashion apparel and accessories for the entire family. Our merchandise offerings are designed to appeal to the preferences of fashion conscious consumers, particularly African-Americans. Originally our stores were located in the Southeast, and in recent years we expanded into the Mid-Atlantic and Midwest regions and Texas. We operated 365 stores in both urban and rural markets in 22 states as of May 2, 2009.

We measure performance using key operating statistics. One of the main performance measures we use is comparable store sales growth. We define a comparable store as a store that has been opened for an entire fiscal year. Therefore, a store will not be considered a comparable store until its 13th month of operation at the earliest or until its 24th month at the latest. As an example, stores opened in fiscal 2008 and fiscal 2009 are not considered comparable stores in fiscal 2009. Relocated and expanded stores are included in the comparable store sales results. We also use other operating statistics, most notably average sales per store, to measure our performance. As we typically occupy existing space in established shopping centers rather than sites built specifically for our stores, store square footage (and therefore sales per square foot) varies by store. We focus on overall store sales volume as the critical driver of profitability. The average sales per store has increased over the years, as we have increased comparable store sales and opened new stores that are generally larger than our historical store base. Average sales per store increased from $0.8 million in fiscal 2000 to $1.4 million in fiscal 2008. In addition to sales, we measure gross profit as a percentage of sales and store operating expenses, with a particular focus on labor, as a percentage of sales. These results translate into store level contribution, which we use to evaluate overall performance of each individual store. Finally, we monitor corporate expenses against budgeted amounts.

Accounting Periods

The following discussion contains references to fiscal years 2009 and 2008, which represent fiscal years ending or ended on January 30, 2010 (fiscal 2009) and January 31, 2009 (fiscal 2008), respectively. Fiscal 2009 and fiscal 2008 both have 52-week accounting periods. This discussion and analysis should be read with the condensed financial statements and the notes thereto.

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

Thirteen Weeks Ended May 2, 2009 and May 3, 2008

Net Sales.  Net sales increased $22.1 million, or 18.3%, to $143.1 million in the thirteen weeks ended May 2, 2009 from $121.0 million in the thirteen weeks ended May 3, 2008.  The increase in net sales was due primarily to 35 new stores opened since last year’s first quarter, together with a 7.4% increase in comparable store sales, partially offset by the effect of closing one store. Comparable stores include locations that have been relocated or expanded. There were four stores relocated or expanded in the first quarter of 2009 and nine stores relocated or expanded in fiscal 2008, all of which impacted comparable store sales. Sales in comparable relocated and expanded stores increased 25.1% in the first quarter of 2009, while sales in all other comparable stores increased 6.6%. Approximately two-thirds of the 7.4% overall increase in comparable store sales was due to a higher average unit retail, with the other one-third being the result of an increase in the number of customer transactions. Comparable store sales changes by major merchandise class were as follows in the first quarter of 2009:  Home +14%; Children’s +13%; Accessories +8%; Men’s +7%; Women’s +4%.

The new stores opened in 2008 and 2009, net of the closed store, accounted for a $13.5 million increase in total sales, while the 7.4% sales increase in the 318 comparable stores totaled $8.6 million.

Gross Profit.  Gross profit increased $10.4 million, or 22.3%, to $57.2 million in the first quarter of 2009 from $46.8 million in last year’s first quarter.  The increase in gross profit is a result of the increase in sales, together with an improvement in the gross margin from 38.6% in last year’s first quarter to 40.0% this year.  Approximately 50 basis points of the gross margin improvement was related to lower freight costs as a percentage of sales that resulted from a reduction in fuel surcharges due to lower gasoline prices.  Another 40 basis points of improvement was a result of the steps taken to better control inventory shrinkage, including a greater focus on problem stores by the store operations and loss prevention departments, the addition of sophisticated surveillance systems in high shrinkage stores, and lower inventory levels.  The initial markup on merchandise was 30 basis points higher in this year’s first quarter, and markdowns as a percentage of sales were lower by 20 basis points due to our continued efforts to closely manage inventory, combined with the strong comparable store sales results.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $3.9 million, or 10.7%, to $40.1 million in the first quarter of 2009 from $36.2 million in last year’s first quarter.  The increase in these expenses was due primarily to additional store level, distribution and corporate costs arising from the opening of 35 new stores since last year’s first quarter.  As a percentage of sales, selling, general and administrative expenses improved to 28.0% in the first quarter of fiscal 2009 from 30.0% in the first quarter of fiscal 2008, due primarily to the leveraging effect that occurs on expenses as a percentage of sales when comparable store sales increase at a rate that is higher than the rate of inflation on expenses.  In addition, store and distribution payroll costs were managed closely, resulting in a 70 basis point improvement in total payroll expense as a percentage of sales.

Depreciation and Amortization.  Depreciation and amortization expense increased $670,000, or 18.1%, to $4.4 million in the first quarter of 2009 from $3.7 million in the first quarter of 2008, as the result of capital expenditures incurred for new and relocated/expanded stores and the expansion of the Darlington distribution center.

Interest Income.  Interest income decreased to $139,000 in the first quarter of 2009 from $868,000 in the first quarter of 2008 due to a declining interest rate environment which affected our returns on auction rate securities as well as cash and cash equivalents.

Interest Expense.  Interest expense decreased to $41,000 in the first quarter of 2009 from $87,000 in the first quarter of 2008 due to the normal decline in the interest portion of payments on our capital lease obligations as the principal portion of such obligations is reduced.

Unrealized Loss on Auction Rate Securities.  An impairment loss of $728,000 on our investments in auction rate securities and a related put option is reflected in the first quarter of fiscal 2009 due primarily to the declining interest rates on such securities.

Income Tax Expense.  Income tax expense increased 69.5% to $4.1 million in this year’s first quarter from $2.4 million in the first quarter of 2008 due to an increase in pretax income, together with an increase in the effective income tax rate to 34.2% versus 32.0% last year as a result of the reduction in tax-exempt interest income, as discussed above.

Net Income.  Net income increased 53.4% to $7.9 million in the first quarter of 2009 from $5.2 million in the first quarter of 2008 due to the factors discussed above.

Liquidity and Capital Resources

Our cash requirements are primarily for working capital, expansion of our distribution infrastructure, construction of new stores, remodeling of our existing stores and the improvement of our information systems. Historically, we have met these cash requirements from cash flow from operations, short-term trade credit, borrowings under our revolving lines of credit, long-term debt, capital leases, and cash proceeds from our initial public offering.  We expect to be able to meet future cash requirements with cash flow from operations, short-term trade credit, existing cash balances and, if necessary, borrowings under our revolving credit facility.

Current Financial Condition. As of  May 2, 2009, we had total cash and cash equivalents of $44.7 million compared with total cash and cash equivalents of $33.5 million as of January 31, 2009. Inventory represented 34.1% of our total assets as of May 2, 2009. Management’s ability to manage our inventory can have a significant impact on our cash flows from operations during a given interim period or fiscal year. In addition, inventory purchases can be seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise.  Total inventories at the end of the first quarter of 2009 were up $1.4 million, or 1.6%, compared to the first quarter of fiscal 2008, despite an increase in store selling square footage of 13%.  Inventory in comparable stores was 7.6% lower than the first quarter of fiscal 2008, due to our efforts to conservatively control our investment in inventory.

Cash Flows From Operating Activities. Net cash provided by operating activities was $15.1 million in the first quarter of fiscal 2009 compared to $6.4 million in the first quarter of fiscal 2008.  The main source of cash provided during the first quarter of this year was net income adjusted for noncash expenses such as depreciation and amortization, deferred income taxes, stock-based compensation expense, and the unrealized loss on auction rate securities, totaling $12.7 million (compared to $8.4 million in last year’s first quarter).  Other significant sources of cash in the first quarter of fiscal 2009 were (1) a $3.9 million increase in income tax payable (compared to $2.3 million in the first quarter of fiscal 2008), resulting from an increase in pretax income, (2) a $2.0 million decrease in prepaid and other current assets (compared to a $0.4 million increase in the first quarter of fiscal 2008) due primarily to the timing of collecting credit card receivables and receivables from landlords for tenant improvement reimbursements, and (3) a $1.6 million decrease in inventory (compared to a $0.8 million increase in the first quarter of fiscal 2008) as a result of efforts to conservatively manage inventory.  Significant uses of cash included a $4.4 million decrease in accounts payable (compared to $1.3 million in last year’s first quarter) due to the timing of payments made for spring merchandise purchases.

Cash Flows From Investing Activities. Cash used in investing activities was $3.9 million in the first quarter of fiscal 2009 compared to $7.8 million in the first quarter of fiscal 2008. Purchases of property and equipment included in cash flows from investing activities totaled $3.9 million and $7.1 million in the first quarter of fiscal 2009 and 2008, respectively, with the decrease being a result of capital expenditures in the first quarter last year related to the expansion of the Darlington distribution center. Such capital expenditures in both years included routine amounts for new stores, relocated and expanded stores and other general corporate purposes. Purchases of municipal auction rate securities, net of sales, used cash of $0.7 million in the first quarter of fiscal 2008.

Cash Flows From Financing Activities. Cash flows from financing activities were insignificant in the first quarter of fiscal 2009 and 2008.

Cash Requirements

Our principal sources of liquidity consist of: (i) cash and cash equivalents (which equaled $44.7 million as of May 2, 2009); (ii) short-term trade credit; (iii) cash generated from operations on an ongoing basis as we sell our merchandise inventory; and (iv) a $20 million revolving credit facility. Trade credit represents a significant source of financing for inventory purchases and arises from customary payment terms and trade practices with our vendors.  Historically, our principal liquidity requirements have been for working capital and capital expenditure needs.

As of May 2, 2009, we had $38.3 million ($43.8 million at par value) of investments in municipal auction rate securities (“ARS”) issued by student loan funding organizations. These securities are high-grade (at least AA-rated with one or more rating agencies) and approximately 79% are either guaranteed by the Department of Education under the Federal Family Education Loan Program (37%) or backed by insurance companies, AMBAC Assurance Corporation (31%) or MBIA Insurance Corporation (11%). Historically, liquidity for investors in ARS was provided via an auction process that reset the interest rate every 35 days, allowing investors to either roll over their investments or sell them at par value. Beginning in February 2008, there was insufficient demand for these types of investments during the auctions and, as a result, these securities became illiquid. Although the auctions for the securities have failed, we have not experienced any defaults and continue to earn and receive interest on all of the investments that we still own.

In November 2008, we accepted an offer (the “Right”) from UBS AG (“UBS”) allowing us to sell at par value our remaining ARS to UBS at anytime during a two-year period from June 30, 2010 through July 2, 2012.  In accepting the Right, we granted UBS the authority to sell or auction the ARS at par value at any time up until the expiration date of the Right and released UBS from any claims relating to the marketing and sale of ARS.  We will continue to earn interest on the ARS until they are liquidated.  The obligations of UBS under the Right are not secured by its assets and do not require UBS to obtain any financing to purchase the ARS.  UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Right.  If UBS does not have sufficient funding to buy back the ARS and no alternative buyers are located either through the auction process, issuer redemptions or other means, then we may not be able to access cash by selling these securities without incurring a loss of principal.  The Right was valued at $4.8 million as of May 2, 2009.

We believe that our existing sources of liquidity will be sufficient to fund our operations and anticipated capital expenditures for at least the next 12 months.

Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. There have been no material changes to the Critical Accounting Policies outlined in the Company’s Annual Report on Form 10-K for fiscal 2008.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to financial market risks related to changes in interest rates connected with our revolving line of credit, which bears interest at variable rates. We cannot predict market fluctuations in interest rates. As a result, future results may differ materially from estimated results due to adverse changes in interest rates or debt availability. A hypothetical 100 basis point increase in prevailing market interest rates would not have materially impacted our financial position, results of operations or cash flows for the thirteen weeks ended May 2, 2009, because we did not borrow during this period of time.  We do not engage in financial transactions for trading or speculative purposes and have not entered into any interest rate hedging contracts.

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

As of May 2, 2009, we had $38.3 million ($43.8 million at par value) of investments in municipal auction rate securities (“ARS”) issued by student loan funding organizations. These securities are high-grade (at least AA-rated with one or more rating agencies) and approximately 79% are either guaranteed by the Department of Education under the Federal Family Education Loan Program (37%) or backed by insurance companies, AMBAC Assurance Corporation (31%) or MBIA Insurance Corporation (11%). Historically, liquidity for investors in ARS was provided via an auction process that reset the interest rate every 35 days, allowing investors to either roll over their investments or sell them at par value. Beginning in February 2008, there was insufficient demand for these types of investments during the auctions and, as a result, these securities became illiquid. Although the auctions for the securities have failed, we have not experienced any defaults and continue to earn and receive interest on all of the investments that we still own.  However, interest rates have declined to levels that are much lower than in most of fiscal 2008.  As a result, interest income is expected to be significantly lower in fiscal 2009 than in fiscal 2008.

In November 2008, we accepted an offer (the “Right”) from UBS AG (“UBS”) allowing us to sell at par value our remaining ARS to UBS at anytime during a two-year period from June 30, 2010 through July 2, 2012.  In accepting the Right, we granted UBS the authority to sell or auction the ARS at par value at any time up until the expiration date of the Right and released UBS from any claims relating to the marketing and sale of ARS.  We will continue to earn interest on the ARS until they are liquidated.  The obligations of UBS under the Right are not secured by its assets and do not require UBS to obtain any financing to purchase the ARS.  UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Right.  If UBS does not have sufficient funding to buy back the ARS and no alternative buyers are located either through the auction process, issuer redemptions or other means, then we may not be able to access cash by selling these securities without incurring a loss of principal.  The Right was valued at $4.8 million as of May 2, 2009.

Item 4. Controls and Procedures.

We have carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 2, 2009 pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer each concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information has been accumulated and communicated to our management, including the officers who certify our financial reports, as appropriate, to allow timely decisions regarding the required disclosures.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended May 2, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There are no material changes to the Risk Factors described under the section “ITEM 1A. RISK FACTORS” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

Not applicable.

Item  6. Exhibits.

10.1	Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and R. Edward Anderson dated March 25, 2009*

10.2	Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and R. David Alexander, Jr. dated March 25, 2009*

10.3	Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and Elizabeth R. Feher dated March 25, 2009*

10.4	Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and Bruce D. Smith dated March 25, 2009*

10.5	Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and Ivy D. Council dated March 25, 2009*

10.6	Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and James A. Dunn dated March 25, 2009*

10.7	Severance Agreement between the Company and R. Edward Anderson dated March 25, 2009*

10.8	Severance Agreement between the Company and R. David Alexander, Jr. dated March 25, 2009*

10.9	Severance Agreement between the Company and Elizabeth R. Feher dated March 25, 2009*

10.10	Severance Agreement between the Company and Bruce D. Smith dated March 25, 2009*

10.11	Severance Agreement between the Company and Ivy D. Council dated March 25, 2009*

10.12	Severance Agreement between the Company and James A. Dunn dated March 25, 2009*

10.13

First Amendment to Credit Agreement, dated as of March 25, 2009, by and between the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended January 31, 2009)

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

Date: May 29, 2009

	By:	/s/ Bruce D. Smith
	Name:	Bruce D. Smith
	Title:	Senior Vice President, Chief Financial Officer and Secretary