Form 10-Q
period 2009-08-01
Citi Trends Inc
filed 2009-08-28
CIK 1318484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2009

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

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 12, 2009
Common Stock, $.01 par value	14,690,583 shares

CITI TRENDS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Citi Trends, Inc.

Condensed Balance Sheets

August 1, 2009 and January 31, 2009

(Unaudited)

(in thousands, except share data)

	August 1,	January 31,
	2009	2009
Assets
Current assets:
Cash and cash equivalents	$36,361	$33,516
Short-term investment securities	42,468	—
Inventory	88,829	86,259
Prepaid and other current assets	8,973	10,625
Income tax receivable	504	—
Deferred tax asset	3,722	3,447
Total current assets	180,857	133,847
Property and equipment, net	59,741	58,861
Long-term investment securities	—	43,825
Goodwill	1,371	1,371
Deferred tax asset	2,892	2,480
Other assets	481	405
Total assets	$245,342	$240,789
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$46,129	$52,295
Accrued expenses	12,072	11,478
Accrued compensation	8,264	7,514
Current portion of capital lease obligations	562	1,403
Income tax payable	—	682
Layaway deposits	1,808	564
Total current liabilities	68,835	73,936
Other long-term liabilities	8,836	8,646
Total liabilities	77,671	82,582
Stockholders’ equity:
Common stock, $0.01 par value. Authorized 32,000,000 shares; 14,845,679 shares issued as of August 1, 2009 and 14,698,852 shares issued as of January 31, 2009; 14,679,929 shares outstanding as of August 1, 2009 and 14,533,102 outstanding as of January 31, 2009	145	145
Paid-in-capital	72,554	70,950
Retained earnings	95,137	87,277
Treasury stock, at cost; 165,750 shares as of August 1, 2009 and January 31, 2009	(165)	(165)
Total stockholders’ equity	167,671	158,207
Commitments and contingencies (note 7)
Total liabilities and stockholders’ equity	$245,342	$240,789

See accompanying notes to the condensed financial statements (unaudited).

Citi Trends, Inc.

Condensed Statements of Operations

Twenty-six Weeks Ended August 1, 2009 and August 2, 2008

(Unaudited)

(in thousands, except per share data)

	August 1,	August 2,
	2009	2008
Net sales	$254,702	$236,651
Cost of sales	154,920	144,964
Gross profit	99,782	91,687
Selling, general and administrative expenses	79,127	73,118
Depreciation and amortization	8,828	7,781
Income from operations	11,827	10,788
Interest income	244	1,425
Interest expense	(69)	(162)
Unrealized loss on investment securities	(57)	—
Income before income tax expense	11,945	12,051
Income tax expense	4,085	4,037
Net income	$7,860	$8,014
Basic net income per common share	$0.54	$0.56
Diluted net income per common share	$0.54	$0.56
Net income attributable to common shares
Basic	$7,700	$7,927
Diluted	$7,700	$7,928
Weighted average number of shares outstanding
Basic	14,342	14,071
Diluted	14,370	14,248

Citi Trends, Inc.

Condensed Statements of Operations

Thirteen Weeks Ended August 1, 2009 and August 2, 2008

(Unaudited)

(in thousands, except per share data)

	August 1,	August 2,
	2009	2008
Net sales	$111,605	$115,655
Cost of sales	69,011	70,731
Gross profit	42,594	44,924
Selling, general and administrative expenses	38,994	36,877
Depreciation and amortization	4,455	4,078
Income (loss) from operations	(855)	3,969
Interest income	105	557
Interest expense	(28)	(75)
Unrealized gain on investment securities	671	—
Income (loss) before income tax expense (benefit)	(107)	4,451
Income tax expense (benefit)	(38)	1,605
Net income (loss)	$(69)	$2,846
Basic net income (loss) per common share	$(0.00)	$0.20
Diluted net income (loss) per common share	$(0.00)	$0.20
Net income (loss) attributable to common shares
Basic	$(69)	$2,807
Diluted	$(69)	$2,808
Weighted average number of shares outstanding
Basic	14,365	14,095
Diluted	14,365	14,279

See accompanying notes to the condensed financial statements (unaudited).

Citi Trends, Inc.

Condensed Statements of Cash Flow

Twenty-six Weeks Ended August 1, 2009 and August 2, 2008

(Unaudited)

(in thousands)

	August 1,	August 2,
	2009	2008
Operating activities:
Net income	$7,860	$8,014
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,828	7,781
Loss on disposal of property and equipment	254	8
Deferred income taxes	(687)	(1,568)
Noncash stock-based compensation expense	1,004	973
Excess tax benefits from stock-based payment arrangements	(685)	(465)
Unrealized loss on auction rate securities	57	—
Changes in assets and liabilities:
Inventory	(2,570)	(2,910)
Prepaid and other current assets	1,652	(1,504)
Other assets	(76)	(40)
Accounts payable	(6,166)	(45)
Accrued expenses and other long-term liabilities	784	(855)
Accrued compensation	750	1,546
Income tax receivable / payable	(501)	100
Layaway deposits	1,244	982
Net cash provided by operating activities	11,748	12,017
Investing activities:
Purchases of investment securities	—	(4,000)
Sales/redemptions of investment securities	1,300	5,775
Purchases of property and equipment	(9,962)	(12,747)
Net cash used in investing activities	(8,662)	(10,972)
Financing activities:
Repayments on capital lease obligations	(841)	(785)
Excess tax benefits from stock-based payment arrangements	685	465
Proceeds from the exercise of stock options	268	333
Cash used to settle equity instruments granted under stock-based payment arrangements	(353)	(70)
Net cash used in financing activities	(241)	(57)
Net increase in cash and cash equivalents	2,845	988
Cash and cash equivalents:
Beginning of period	33,516	6,203
End of period	$36,361	$7,191

Supplemental disclosures of cash flow information:
Cash paid for interest	$59	$151
Cash paid for income taxes	$5,273	$5,505

See accompanying notes to the condensed financial statements (unaudited).

Citi Trends, Inc.

Notes to the Condensed Financial Statements (unaudited)

August 1, 2009

1. Basis of Presentation

Citi Trends, Inc. (the “Company”) is a rapidly growing, value-priced retailer of urban fashion apparel and accessories for the entire family.  As of August 1, 2009, the Company operated 370 stores in 23 states.

The condensed balance sheet as of August 1, 2009, the condensed statements of operations for the twenty-six and thirteen-week periods ended August 1, 2009 and August 2, 2008, and the condensed statements of cash flows for the twenty-six week periods ended August 1, 2009 and August 2, 2008 have been prepared by the Company without audit. The condensed balance sheet as of January 31, 2009 has been derived from the audited financial statements as of that date, but does not include all required year end disclosures.  In the opinion of management, such statements include all adjustments considered necessary to present fairly the Company’s financial position as of August 1, 2009 and January 31, 2009, and its results of operations and cash flows for all periods presented.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended January 31, 2009.

The accompanying unaudited condensed financial statements are prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  Operating results for the interim periods ended August 1, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending January 30, 2010.

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

In accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, the Company calculates the dilutive effect of stock-based compensation arrangements using the treasury stock method.  This method assumes that the proceeds the Company receives from the exercise of stock options are used to repurchase common shares in the market.  In accordance with SFAS No. 123R, Share-Based Payment, the Company includes as assumed proceeds the amount of compensation cost attributed to future services and not yet recognized, and the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of outstanding options and vesting of nonvested restricted stock.  For the thirteen weeks ended August 1, 2009 and August 2, 2008, there were 67,000 and 77,000 options outstanding, respectively, to purchase shares of common stock excluded from the calculation of diluted earnings per share because of antidilution.  For the twenty-six weeks ended August 1, 2009 and August 2, 2008, there were 68,000 and 79,000 options outstanding, respectively, to purchase shares of common stock excluded from the calculation of diluted earnings per share because of antidilution.

On February 1, 2009, the Company adopted FASB Staff Position Emerging Issues Task Force (EITF) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 addresses determinations as to whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in paragraphs 60 and 61 of SFAS No. 128.  Nonvested restricted stock awards granted to employees and non-employee directors contain nonforfeitable dividend rights and, therefore, are now considered participating securities in accordance with FSP EITF 03-6-1.  We have prepared our current and prior period earnings per share computations to exclude net income allocated to nonvested share awards.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Twenty-six Weeks Ended
	August 1, 2009	August 2, 2008

Basic:
Numerator
Net income	$7,860	$8,014
Net income allocated to participating securities	(160)	(87)
Net income attributable to common stockholders-basic	$7,700	$7,927

Denominator
Weighted average common shares	14,342	14,071

Net income attributable to common stockholders per share-basic	$0.54	$0.56

Diluted:
Numerator
Net income	$7,860	$8,014
Net income allocated to participating securities	(160)	(86)
Net income attributable to common stockholders-diluted	$7,700	$7,928

Denominator
Denominator for basic calculation	14,342	14,071
Effect of dilutive securities — stock options	28	177
Denominator for diluted calculation	14,370	14,248

Net income attributable to common stockholders per share-diluted	$0.54	$0.56

	Thirteen Weeks Ended
	August 1, 2009	August 2, 2008

Basic:
Numerator
Net income (loss)	$(69)	$2,846
Net income allocated to participating securities	—	(39)
Net income (loss) attributable to common stockholders-basic	$(69)	$2,807

Denominator
Weighted average common shares	14,365	14,095

Net income (loss) attributable to common stockholders per share-basic	$(0.00)	$0.20

Diluted:
Numerator
Net income (loss)	$(69)	$2,846
Net income allocated to participating securities	—	(38)
Net income (loss) attributable to common stockholders-diluted	$(69)	$2,808

Denominator
Denominator for basic calculation	14,365	14,095
Effect of dilutive securities — stock options	—	184
Denominator for diluted calculation	14,365	14,279

Net income (loss) attributable to common stockholders per share-diluted	$(0.00)	$0.20

4. Fair Value Measurement

SFAS No. 157, Fair Value Measurements, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market at the measurement date. This statement also establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

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

As of August 1, 2009, the Company had $38.1 million ($42.5 million at par value) of investments in municipal auction rate securities (“ARS”) issued by student loan funding organizations. The ARS are classified as trading securities and are reflected at estimated fair value. These securities are high-grade (at least AA-rated with one or more rating agencies) and approximately 79% are either guaranteed  by the Department of Education under the Federal Family Education Loan Program (35%) or backed by insurance companies, AMBAC Assurance Corporation (32%) or MBIA Insurance Corporation (12%). Historically, liquidity for investors in ARS was provided via an auction process that reset the interest rate every 35 days, allowing investors to either roll over their investments or sell them at par value. Beginning in February 2008, there was insufficient demand for these types of investments during the auctions and, as a result, these securities became illiquid. Although the auctions for the securities have failed, the Company has not experienced any defaults and continues to earn and receive interest on all of the investments still owned by the Company.

There was insufficient observable market information available as of August 1, 2009 to determine the fair value of the Company’s ARS. Accordingly, the Company estimated Level 3 fair values for these securities based on assumptions that market participants would use in their estimates of fair value. These assumptions included, among other things, discounted cash flow projections, the timing of expected future successful auctions or redemptions, collateralization of the underlying securities and the creditworthiness of the issuers and insurance companies.  Based on this Level 3 valuation, the ARS investments were valued at $38.1 million as of August 1, 2009, representing a $4.4 million decline from par value.

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

The Right represents a put option and is recognized as an instrument separate from the ARS.  The Company elected to account for this Right at fair value under SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  The Right was valued at $4.3 million as of August 1, 2009 using a discounted cash flow approach that includes estimates of interest rates and the credit risk associated with UBS.  This valuation is based on unobservable inputs, therefore, represents a Level 3 fair value.  Prior to the acceptance of the Right, the ARS were classified as available-for-sale.  Upon acceptance of the Right, the ARS were reclassified to trading securities.  The ARS and the Right included in the August 1, 2009 condensed balance sheet are classified as current assets due to the expectation that liquidity will occur during the next twelve months through the Company’s exercise of the Right.

The following table provides a summary of activity for the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the twenty-six weeks ended August 1, 2009 (in thousands):

	Put Option Related to ARS	Auction Rate Securities
Balance as of January 31, 2009	$4,901	$38,924
Unrealized gain (loss) on investment securities included in earnings	(440)	383
Sales/redemptions of investment securities	(119)	(1,181)
Balance as of August 1, 2009	$4,342	$38,126

5. Comprehensive Income (Loss)

The components of comprehensive income (loss) for all periods presented are as follows (in thousands):

	Twenty-six Weeks Ended		Thirteen Weeks Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Net income (loss), as reported	$7,860	$8,014	$(69)	$2,846
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of tax of $209 and $1,093 in the 13 weeks and 26 weeks ended August 2, 2008, respectively	—	(1,695)	—	(324)
Comprehensive income (loss)	$7,860	$6,319	$(69)	$2,522

6. Revolving Line of Credit

On March 25, 2009, the Company’s $35 million unsecured revolving credit facility with Bank of America was amended to extend the expiration date to March 24, 2010 and to lower the commitment to $20 million, reflecting the Company’s cash position and the fact that there had been no borrowings under the facility.  In addition, changes were made to the pricing of the facility, including an increase in the unused commitment fee from 0.15% to 0.25% and an amendment of  the interest rates. Loans under the facility now bear interest at either (a) a rate equal to the highest of (i) the Federal Funds Rate plus 0.50%, (ii) LIBOR plus 1.0% and (iii) Bank of America’s prime rate, plus an applicable margin; or (b) a rate equal to LIBOR plus an applicable margin. The applicable margin, which increased 0.75% under the amendment, is dependent on the Company’s consolidated leverage ratio and ranges from 0.75% to 1.25% for loans bearing interest at the rate described under (a) above and from 1.75% to 2.25% for loans bearing interest at the rate described under (b) above. The Company has had no borrowings under this facility.

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

8. Recent Accounting Pronouncements

The Company adopted the methods of fair value as described in SFAS No. 157, Fair Value Measurements, for financial assets and liabilities on February 3, 2008 and for non-financial assets and liabilities on February 1, 2009 and has incorporated the related staff positions and interpretations, including FSP SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which was issued in April 2009.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and requires additional disclosures about fair value measurements.  The adoption of SFAS No. 157 did not have a material impact on the Company’s financial statements.

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

In April 2009, the FASB issued FSP SFAS 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, and APB Opinion No. 28, Interim Financial Reporting,  to require an entity to provide interim disclosures about the fair value of all financial instruments within the scope of SFAS No. 107 and to include disclosures related to the methods and significant assumptions used in estimating those instruments.  This FSP is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted it during the second quarter of 2009.  Adoption of this FSP had no material impact on the Company’s financial statements.  See Note 4 for these disclosures.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the rationale for why that date was selected. This statement is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted it during the second quarter of 2009.  In preparing these financial statements, the Company evaluated the events and transactions through the time of filing these financial statements with the SEC on August 28, 2009.

In July 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.  SFAS No. 168 establishes the FASB Accounting Standards Codification (the “Codification”), which supersedes all existing accounting standards and will become the single source of authoritative non-governmental U.S. GAAP.  All other accounting literature not included in the Codification will be considered non-authoritative.  The Company will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP beginning in the third quarter of 2009 and there is not expected to be any impact on the Company’s financial statements since the Codification was not intended to change existing GAAP.

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

Overview

We are a rapidly growing, value-priced retailer of urban fashion apparel and accessories for the entire family. Our merchandise offerings are designed to appeal to the preferences of fashion conscious consumers, particularly African-Americans. Originally our stores were located in the Southeast, and in recent years we expanded into the Mid-Atlantic and Midwest regions and the states of Texas and California. We operated 370 stores in both urban and rural markets in 23 states as of August 1, 2009.

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

Twenty-six Weeks Ended August 1, 2009 and August 2, 2008

Net Sales.  Net sales increased $18.0 million, or 7.6%, to $254.7 million in the twenty-six weeks ended August 1, 2009 from $236.7 million in the twenty-six weeks ended August 2, 2008.  The increase in net sales was due primarily to 39 new stores opened since last year’s second quarter and 16 new stores opened in the first half of 2008 for which there was not a full twenty-six weeks of sales in 2008’s first half, partially offset by a 2.2% decrease in comparable store sales and the effect of closing four stores since last year’s second quarter. Comparable store sales were adversely affected by the comparison against last year’s first half which included the benefit of strong spending by our customers when they received their government stimulus checks.  In addition, approximately $1 million of sales are estimated to have shifted from the first half of this year to the first week of the third quarter due to later back-to-school sales tax holidays in eight of the states in which we operate.  Comparable stores include locations that have been relocated or expanded. There were five stores relocated or expanded in the first half of 2009 and nine stores relocated or expanded in fiscal 2008, all of which impacted comparable store sales. Sales in comparable relocated and expanded stores increased 11.0% in the first half of 2009, while sales in all other comparable stores decreased 2.8%. The 2.2% decrease in overall comparable store sales consisted of a 3.7% decrease in the number of customer transactions, partially offset by a 1.5% increase in the average customer purchase. Comparable store sales changes by major merchandise class were as follows in the first half of 2009:   Accessories +2%; Children’s +2%; Home +2%; Women’s -4%; Men’s -5%.

The new stores opened in 2008 and 2009, net of the closed stores, accounted for a $22.9 million increase in total sales, while the 2.2% sales decrease in the 315 comparable stores totaled $4.9 million.

Gross Profit.  Gross profit increased $8.1 million, or 8.8%, to $99.8 million in the first half of 2009 from $91.7 million last year.  The increase in gross profit is a result of the increase in sales, together with an improvement in the gross margin to 39.2% in this year’s first half from 38.7% last year.  The higher gross margin was the result of a 50 basis point reduction in inventory shrinkage as a percentage of sales due to steps taken to better control shrinkage, including a greater focus on problem stores by the store operations and loss prevention departments, the addition of sophisticated surveillance systems in high shrinkage stores, and lower inventory levels.  A reduction in freight costs resulting from lower gasoline prices and a slight increase in the initial markup on merchandise combined to offset a 40 basis point increase in markdowns that was a result of the negative comparable store sales.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $6.0 million, or 8.2%, to $79.1 million in the first half of 2009 from $73.1 million in last year’s first half.  The increase in these expenses was due primarily to additional store level, distribution and corporate costs arising from the opening of 39 new stores, net of the effect of closing four stores, since the end of last year’s second quarter.  As a percentage of sales, selling, general and administrative expenses increased in the first half to 31.1% from 30.9% last year, due primarily to the deleveraging effect that occurs on expenses as a percentage of sales when comparable store sales decrease while operating expenses are increasing at a normal rate of inflation. Expenses were managed well, increasing only 8.2% despite a 13% increase in store selling square footage since the second quarter of 2008.

Depreciation and Amortization.  Depreciation and amortization expense increased $1.0 million, or 13.5%, to $8.8 million in the first half of 2009 from $7.8 million in the first half of 2008, as the result of capital expenditures incurred for new and relocated/expanded stores and the expansion of the Darlington distribution center.

Interest Income.  Interest income decreased to $0.2 million from $1.4 million in the first half of 2008 due to a declining interest rate environment which affected our returns on auction rate securities as well as cash and cash equivalents.

Interest Expense.  Interest expense decreased to $69,000 in the first half of 2009 from $162,000 last year due to the normal decline in the interest portion of payments on our capital lease obligations as the principal portion of such obligations is reduced.

Unrealized Loss on Investment Securities.  An impairment loss of $57,000 on our investments in auction rate securities and a related put option is reflected in the first half of 2009.

Income Tax Expense.  The provision for income taxes increased 1.2% to $4.1 million in this year’s first half from $4.0 million in the first half of 2008 due to an increase in the effective income tax rate to 34.2% compared to 33.5% last year, partially offset by a slight decrease in pretax income.  The increase in the effective rate is a result of less tax-exempt interest income this year, as discussed above.

Net Income.  Net income decreased 1.9% to $7.9 million in the first half of 2009 from $8.0 million in last year’s first half due to the factors discussed above.

Thirteen Weeks Ended August 1, 2009 and August 2, 2008

Net Sales.  Net sales decreased $4.1 million, or 3.5%, to $111.6 million in the thirteen weeks ended August 1, 2009 from $115.7 million in the thirteen weeks ended August 2, 2008.  The decrease in net sales was due primarily to a 12.4% decrease in comparable store sales and the effect of closing four stores since last year’s second quarter, partially offset by 39 new stores opened since last year’s second quarter. Comparable store sales were adversely affected by the comparison against last year’s second quarter which included the benefit of strong spending by our customers when they received their government stimulus checks.  In addition, approximately $1 million of sales are estimated to have shifted from the second quarter to the first week of the third quarter due to later back-to-school sales tax holidays in eight of the states in which we operate.  Comparable stores include locations that have been relocated or expanded. There were five stores relocated or expanded in the first half of 2009 and nine stores relocated or expanded in fiscal 2008, all of which impacted comparable store sales in the second quarter of 2009. Sales in comparable relocated and expanded stores decreased 3.5% in this year’s second quarter, while sales in all other comparable stores decreased 12.8%. The 12.4% decrease in overall comparable store sales consisted of a 10.1% decrease in the number of customer transactions and a 2.3% decrease in the average customer purchase. Comparable store sales changes by major merchandise class were as follows in the second quarter of 2009:  Accessories -4%; Home -11%; Children’s -11%; Women’s -13%; Men’s -15%.

The new stores opened in 2008 and 2009, net of the closed stores, accounted for a $9.4 million increase in total sales, while the 12.4% sales decrease in the 315 comparable stores totaled $13.5 million.

Gross Profit.  Gross profit decreased $2.3 million, or 5.2%, to $42.6 million in the second quarter of 2009 from $44.9 million in last year’s second quarter.  The decrease in gross profit is a result of the decrease in sales, together with a decline in the gross margin to 38.2% in this year’s second quarter from 38.8% last year.  Merchandise markdowns were 130 basis points higher in the second quarter this year as a result of the decline in comparable store sales.  The increase in markdowns was partially offset by a 60 basis point improvement in inventory shrinkage due to the steps taken to better control shrinkage, including a greater focus on problem stores by the store operations and loss prevention departments, the addition of sophisticated surveillance systems in high shrinkage stores, and lower inventory levels.  The initial merchandise mark-up, combined with freight costs, improved 10 basis points in this year’s second quarter.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $2.1 million, or 5.7%, to $39.0 million in the second quarter of 2009 from $36.9 million in last year’s second quarter.  The increase in these expenses was due primarily to additional store level, distribution and corporate costs arising from the opening of 39 new stores, net of the effect of closing four stores, since last year’s second quarter.  As a percentage of sales, selling, general and administrative expenses increased to 34.9% in the second quarter of fiscal 2009 from 31.9% in the second quarter of fiscal 2008, due primarily to the deleveraging effect that occurs on expenses as a percentage of sales when comparable store sales decrease, while operating expenses are increasing at a normal rate of inflation. Expenses were managed well, increasing only 5.7% despite a 13% increase in store selling square footage since the second quarter of 2008.

Depreciation and Amortization.  Depreciation and amortization expense increased $0.4 million, or 9.2%, to $4.5 million in the second quarter of 2009 from $4.1 million in the second quarter of 2008, as the result of capital expenditures incurred for new and relocated/expanded stores.

Interest Income.  Interest income decreased to $105,000 in the second quarter of 2009 from $557,000 in last year’s second quarter due to a declining interest rate environment which affected our returns on auction rate securities as well as cash and cash equivalents.

Interest Expense.  Interest expense decreased to $28,000 in the second quarter of 2009 from $75,000 in the second quarter of 2008 due to the normal decline in the interest portion of payments on our capital lease obligations as the principal portion of such obligations is reduced.

Unrealized Gain on Investment Securities.  A reversal of $671,000 of the first quarter’s impairment loss of $728,000 on our investments in auction rate securities and a related put option is reflected in the second quarter of fiscal 2009 due primarily to an improvement in the credit spreads and liquidity associated with the ARS market.

Income Tax Expense (Benefit). Due to a loss in this year’s second quarter, an income tax benefit of $38,000 was recorded, whereas, the second quarter of 2008 included income tax expense of $1.6 million.

Net Income (Loss).  A net loss of $69,000 was recognized in the second quarter of 2009, compared to net income of $2.8 million in last year’s second quarter due to the factors discussed above.

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

Current Financial Condition. As of August 1, 2009, we had total cash and cash equivalents of $36.4 million compared with total cash and cash equivalents of $33.5 million as of January 31, 2009. Inventory represented 36.2% of our total assets as of August 1, 2009.  Management’s ability to manage our inventory can have a significant impact on our cash flows from operations during a given interim period or fiscal year. In addition, inventory purchases can be seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise.  Total inventories at the end of the second quarter of 2009 were up $3.5 million, or 4.1%, compared to the second quarter of fiscal 2008, despite an increase in store selling square footage of 13%.  Inventory in comparable stores was 10.2% lower than at the end of the second quarter of fiscal 2008, due to our efforts to conservatively control our investment in inventory.

Cash Flows From Operating Activities. Net cash provided by operating activities was $11.7 million in the first half of fiscal 2009 compared to $12.0 million in the first half of fiscal 2008.  The main source of cash provided during the first half of this year was net income adjusted for noncash expenses such as depreciation and amortization, loss on disposal of property and equipment, deferred income taxes, stock-based compensation expense, and the unrealized loss on auction rate securities, totaling $17.3 million (compared to $15.2 million in last year’s first half).  Other significant sources of cash in the first half of fiscal 2009 were (1) a $1.7 million decrease in prepaid and other current assets (compared to a $1.5 million increase in the first half of fiscal 2008) due primarily to the timing of collecting receivables from landlords for tenant improvement reimbursements, and (2) a $1.2 million increase in layaway deposits (compared to a $1.0 million increase in last year’s first half) due to the seasonality of layaway transactions which are low at the end of our fiscal year, because all balances have to be redeemed by customers or they are cancelled by the middle of December each year.  Significant uses of cash included (1) a $6.2 million decrease in accounts payable (compared to $0.0 million in last year’s first half) due to the negative comparable store sales in the second quarter reducing the need to purchase inventory late in the quarter, which inventory purchases would have been included in accounts payable at the end of the second quarter, and (2) a $2.6 million increase in inventory (compared to $2.9 million in the first half of 2008) due to the opening of 16 stores in the first half of 2009, net of three store closings.

Cash Flows From Investing Activities. Cash used in investing activities was $8.7 million in the first half of fiscal 2009 compared to $11.0 million in the first half of fiscal 2008.  Purchases of property and equipment included in cash flows used in investing activities totaled $10.0 million and $12.8 million in the first half of fiscal 2009 and 2008, respectively, with the decrease being a result of capital expenditures in the first half of last year related to the expansion of the Darlington distribution center. Such capital expenditures in both years included routine amounts for new stores, relocated and expanded stores and other general corporate purposes. Sales of municipal auction rate securities, net of purchases, provided cash of $1.3 million and $1.8 million in the first half of fiscal 2009 and 2008, respectively.

Cash Flows From Financing Activities. Cash flows from financing activities were insignificant in the first half of fiscal 2009 and 2008.

Cash Requirements

Our principal sources of liquidity consist of: (i) cash and cash equivalents (which equaled $36.4 million as of August 1, 2009); (ii) short-term trade credit; (iii) cash generated from operations on an ongoing basis as we sell our merchandise inventory; and (iv) a $20 million revolving credit facility. Trade credit represents a significant source of financing for inventory purchases and arises from customary payment terms and trade practices with our vendors.  Historically, our principal liquidity requirements have been for working capital and capital expenditure needs.

As of August 1, 2009, we had $38.1 million ($42.5 million at par value) of investments in municipal auction rate securities (“ARS”) issued by student loan funding organizations. These securities are high-grade (at least AA-rated with one or more rating agencies) and approximately 79% are either guaranteed by the Department of Education under the Federal Family Education Loan Program (35%) or backed by insurance companies, AMBAC Assurance Corporation (32%) or MBIA Insurance Corporation (12%). Historically, liquidity for investors in ARS was provided via an auction process that reset the interest rate every 35 days, allowing investors to either roll over their investments or sell them at par value. Beginning in February 2008, there was insufficient demand for these types of investments during the auctions and, as a result, these securities became illiquid. Although the auctions for the securities have failed, we have not experienced any defaults and continue to earn and receive interest on all of the investments that we still own.

In November 2008, we accepted an offer (the “Right”) from UBS AG (“UBS”) allowing us to sell at par value our remaining ARS to UBS at anytime during a two-year period from June 30, 2010 through July 2, 2012.  In accepting the Right, we granted UBS the authority to sell or auction the ARS at par value at any time up until the expiration date of the Right and released UBS from any claims relating to the marketing and sale of ARS.  We will continue to earn interest on the ARS until they are liquidated.  The obligations of UBS under the Right are not secured by its assets and do not require UBS to obtain any financing to purchase the ARS.  UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Right.  If UBS does not have sufficient funding to buy back the ARS and no alternative buyers are located either through the auction process, issuer redemptions or other means, then we may not be able to access cash by selling these securities without incurring a loss of principal.  The Right was valued at $4.3 million as of August 1, 2009.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to financial market risks related to changes in interest rates connected with our revolving line of credit, which bears interest at variable rates. We cannot predict market fluctuations in interest rates. As a result, future results may differ materially from estimated results due to adverse changes in interest rates or debt availability. A hypothetical 100 basis point increase in prevailing market interest rates would not have materially impacted our financial position, results of operations or cash flows for the twenty-six weeks ended August 1, 2009, because we did not borrow during this period of time.  We do not engage in financial transactions for trading or speculative purposes and have not entered into any interest rate hedging contracts.

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

As of August 1, 2009, we had $38.1 million ($42.5 million at par value) of investments in municipal auction rate securities (“ARS”) issued by student loan funding organizations. These securities are high-grade (at least AA-rated with one or more rating agencies) and approximately 79% are either guaranteed by the Department of Education under the Federal Family Education Loan Program (35%) or backed by insurance companies, AMBAC Assurance Corporation (32%) or MBIA Insurance Corporation (12%). Historically, liquidity for investors in ARS was provided via an auction process that reset the interest rate every 35 days, allowing investors to either roll over their investments or sell them at par value. Beginning in February 2008, there was insufficient demand for these types of investments during the auctions and, as a result, these securities became illiquid. Although the auctions for the securities have failed, we have not experienced any defaults and continue to earn and receive interest on all of the investments that we still own.  However, interest rates have declined to levels that are much lower than in most of fiscal 2008.  As a result, interest income is expected to be significantly lower in fiscal 2009 than in fiscal 2008.

In November 2008, we accepted an offer (the “Right”) from UBS AG (“UBS”) allowing us to sell at par value our remaining ARS to UBS at anytime during a two-year period from June 30, 2010 through July 2, 2012.  In accepting the Right, we granted UBS the authority to sell or auction the ARS at par value at any time up until the expiration date of the Right and released UBS from any claims relating to the marketing and sale of ARS.  We will continue to earn interest on the ARS until they are liquidated.  The obligations of UBS under the Right are not secured by its assets and do not require UBS to obtain any financing to purchase the ARS.  UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Right.  If UBS does not have sufficient funding to buy back the ARS and no alternative buyers are located either through the auction process, issuer redemptions or other means, then we may not be able to access cash by selling these securities without incurring a loss of principal.  The Right was valued at $4.3 million as of August 1, 2009.

Item 4. Controls and Procedures.

We have carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of August 1, 2009 pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer each concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information has been accumulated and communicated to our management, including the officers who certify our financial reports, as appropriate, to allow timely decisions regarding the required disclosures.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended August 1, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders.

The annual meeting of our shareholders was held on May 27, 2009.  The following proposals were submitted to a vote:

1)  The election of two directors to hold office until our annual meeting of shareholders in 2012 and until their respective successors are duly elected and qualified.  This proposal received the following number of votes:

	Affirmative	Withheld

R. David Alexander, Jr.	13,382,574	46,597

Patricia M. Luzier	12,940,128	489,043

The other members of our board of directors whose terms of office continued after the meeting are R. Edward Anderson, Brian P. Carney, Lawrence E. Hyatt and John S. Lupo.

2)  The approval of the Citi Trends, Inc. Annual Incentive Bonus Plan.  This proposal was approved with 13,331,398 shares voting for approval, 97,056 shares voting against approval, and 712 shares abstaining.

3)  The ratification of the appointment of KPMG LLP as our independent auditors for fiscal year 2009.  This proposal was approved with 13,395,640 shares voting for approval, 33,508 shares voting against approval, and 23 shares abstaining.

Item 5. Other Information.

Not applicable.

Item  6. Exhibits.

10.1	Citi Trends, Inc. Annual Incentive Bonus Plan.*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.* †

*       Filed herewith.

†       Pursuant to Securities and Exchange Commission Release No. 33-8238, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of Section 18 of the Securities Exchange Act of 1934 and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and the undersigned also has signed this report in his capacity as the Registrant’s Chief Financial Officer (Principal Financial Officer).

CITI TRENDS, INC.

Date: August 28, 2009

	By:	/s/ Bruce D. Smith
	Name:	Bruce D. Smith
	Title:	Senior Vice President, Chief Financial Officer and Secretary