Form 10-Q
period 2009-10-31
Citi Trends Inc
filed 2009-12-07
CIK 1318484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

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

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2009
Common Stock, $.01 par value	14,692,699 shares

CITI TRENDS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Citi Trends, Inc.

Condensed Consolidated Balance Sheets

October 31, 2009 and January 31, 2009

(Unaudited)

(in thousands, except share data)

	October 31,	January 31,
	2009	2009
Assets
Current assets:
Cash and cash equivalents	$32,487	$33,516
Short-term investment securities	42,225	—
Inventory	105,314	86,259
Prepaid and other current assets	9,432	10,625
Income tax receivable	2,623	—
Deferred tax asset	4,365	3,447
Total current assets	196,446	133,847
Property and equipment, net	62,422	58,861
Long-term investment securities	—	43,825
Goodwill	1,371	1,371
Deferred tax asset	2,409	2,480
Other assets	502	405
Total assets	$263,150	$240,789
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$60,762	$52,295
Accrued expenses	12,506	11,478
Accrued compensation	7,757	7,514
Current portion of capital lease obligations	123	1,403
Income tax payable	—	682
Layaway deposits	3,381	564
Total current liabilities	84,529	73,936
Other long-term liabilities	9,719	8,646
Total liabilities	94,248	82,582
Stockholders’ equity:
Common stock, $0.01 par value. Authorized 32,000,000 shares; 14,858,625 shares issued as of October 31, 2009 and 14,698,852 shares issued as of January 31, 2009; 14,692,875 shares outstanding as of October 31, 2009 and 14,533,102 outstanding as of January 31, 2009	146	145
Paid-in-capital	73,178	70,950
Retained earnings	95,743	87,277
Treasury stock, at cost; 165,750 shares as of October 31, 2009 and January 31, 2009	(165)	(165)
Total stockholders’ equity	168,902	158,207
Commitments and contingencies (note 7)
Total liabilities and stockholders’ equity	$263,150	$240,789

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Operations

Thirty-nine Weeks Ended October 31, 2009 and November 1, 2008

(Unaudited)

(in thousands, except per share data)

	Thirty-nine Weeks Ended
	October 31,	November 1,
	2009	2008
Net sales	$382,058	$341,599
Cost of sales	234,640	211,172
Gross profit	147,418	130,427
Selling, general and administrative expenses	121,116	109,600
Depreciation and amortization	13,679	11,915
Income from operations	12,623	8,912
Interest income	329	2,215
Interest expense	(86)	(256)
Income before income tax expense	12,866	10,871
Income tax expense	4,400	3,544
Net income	$8,466	$7,327
Basic net income per common share	$0.58	$0.51
Diluted net income per common share	$0.58	$0.51
Net income attributable to common shares
Basic	$8,289	$7,239
Diluted	$8,289	$7,240
Weighted average number of shares outstanding
Basic	14,351	14,095
Diluted	14,383	14,262

Citi Trends, Inc.

Condensed Consolidated Statements of Operations

Thirteen Weeks Ended October 31, 2009 and November 1, 2008

(Unaudited)

(in thousands, except per share data)

	Thirteen Weeks Ended
	October 31,	November 1,
	2009	2008
Net sales	$127,356	$104,948
Cost of sales	79,720	66,208
Gross profit	47,636	38,740
Selling, general and administrative expenses	41,989	36,482
Depreciation and amortization	4,851	4,134
Income (loss) from operations	796	(1,876)
Interest income	85	790
Interest expense	(17)	(94)
Unrealized gain on investment securities	57	—
Income (loss) before income tax expense (benefit)	921	(1,180)
Income tax expense (benefit)	315	(493)
Net income (loss)	$606	$(687)
Basic net income (loss) per common share	$0.04	$(0.05)
Diluted net income (loss) per common share	$0.04	$(0.05)
Net income (loss) attributable to common shares
Basic	$593	$(687)
Diluted	$593	$(687)
Weighted average number of shares outstanding
Basic	14,370	14,141
Diluted	14,409	14,141

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Cash Flows

Thirty-nine Weeks Ended October 31, 2009 and November 1, 2008

(Unaudited)

(in thousands)

	October 31,	November 1,
	2009	2008
Operating activities:
Net income	$8,466	$7,327
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,679	11,915
Loss on disposal of property and equipment	257	110
Deferred income taxes	(847)	(2,333)
Noncash stock-based compensation expense	1,601	1,500
Excess tax benefits from stock-based payment arrangements	(709)	(863)
Changes in assets and liabilities:
Inventory	(19,055)	(7,402)
Prepaid and other current assets	1,193	(1,476)
Other assets	(97)	(43)
Accounts payable	8,467	2,800
Accrued expenses and other long-term liabilities	2,101	740
Accrued compensation	243	635
Income tax receivable/payable	(2,596)	(1,441)
Layaway deposits	2,817	1,963
Net cash provided by operating activities	15,520	13,432
Investing activities:
Purchases of investment securities	—	(4,000)
Sales/redemptions of investment securities	1,600	15,175
Purchases of property and equipment	(17,497)	(18,477)
Net cash used in investing activities	(15,897)	(7,302)
Financing activities:
Repayments on capital lease obligations	(1,280)	(1,177)
Excess tax benefits from stock-based payment arrangements	709	863
Proceeds from the exercise of stock options	289	469
Cash used to settle equity instruments granted under stock-based payment arrangements	(370)	(73)
Net cash (used in) provided by financing activities	(652)	82
Net (decrease) increase in cash and cash equivalents	(1,029)	6,212
Cash and cash equivalents:
Beginning of period	33,516	6,203
End of period	$32,487	$12,415

Supplemental disclosures of cash flow information:
Cash paid for interest	$71	$239
Cash paid for income taxes	$7,843	$7,272

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

October 31, 2009

1. Basis of Presentation

Citi Trends, Inc. and its subsidiary (the “Company”) operate as a rapidly growing, value-priced retailer of urban fashion apparel and accessories for the entire family.  As of October 31, 2009, the Company operated 392 stores in 24 states.

The condensed consolidated balance sheet as of October 31, 2009, the condensed consolidated statements of operations for the thirty-nine and thirteen-week periods ended October 31, 2009 and November 1, 2008, and the condensed consolidated statements of cash flows for the thirty-nine week periods ended October 31, 2009 and November 1, 2008 have been prepared by the Company without audit. The condensed consolidated balance sheet as of January 31, 2009 has been derived from the audited financial statements as of that date, but does not include all required year end disclosures.  In the opinion of management, such statements include all adjustments considered necessary to present fairly the Company’s financial position as of October 31, 2009 and January 31, 2009, and its results of operations and cash flows for all periods presented.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended January 31, 2009.

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  Operating results for the interim periods ended October 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending January 30, 2010.

The following contains references to years 2009 and 2008, which represent fiscal years ending or ended on January 30, 2010 (fiscal 2009) and January 31, 2009 (fiscal 2008), respectively. Fiscal 2009 and fiscal 2008 both have 52-week accounting periods.

In preparing these financial statements, the Company evaluated the events and transactions through the time of filing these financial statements with the Securities and Exchange Commission (“SEC”) on December 7, 2009.

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

The dilutive effect of stock-based compensation arrangements are accounted for using the treasury stock method.  This method assumes that the proceeds the Company receives from the exercise of stock options are used to repurchase common shares in the market.  The Company includes as assumed proceeds the amount of compensation cost attributed to future services and not yet recognized, and the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of outstanding options and vesting of nonvested restricted stock.  For the thirteen weeks ended October 31, 2009 and November 1, 2008, there were 62,000 and 149,000 options outstanding, respectively, to purchase shares of common stock excluded from the calculation of diluted earnings per share because of antidilution.  For the thirty-nine weeks ended October 31, 2009 and November 1, 2008, there were 66,000 and 77,000 options outstanding, respectively, to purchase shares of common stock excluded from the calculation of diluted earnings per share because of antidilution.

On February 1, 2009, the Company changed its method of computing earnings per share as required by the newly issued FASB Staff Position Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP EITF 03-6-1”).  This EITF was subsequently codified under the FASB Accounting Standards Codification, as issued in June 2009, into FASB ASC Topic 260-10, Earnings Per Share.  This pronouncement addresses determinations as to whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the required two-class method.  Nonvested restricted stock awards granted to employees and non-employee directors contained nonforfeitable dividend rights prior to October 31, 2009, when amendments agreed to between the Company and its associates became effective.  Such amendments resulted in the dividend rights being forfeitable in the event an associate leaves the employ of the Company prior to the vesting of the restricted stock awards.  Accordingly, such awards were considered participating securities through the third quarter of 2009; however, they will not be treated as participating securities after October 31, 2009.  We have prepared our current and prior period earnings per share computations to exclude net income allocated to nonvested share awards containing nonforfeitable dividend rights.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Thirty-nine Weeks Ended
	October 31, 2009	November 1, 2008

Basic:
Numerator
Net income	$8,466	$7,327
Net income allocated to participating securities	(177)	(88)
Net income attributable to common stockholders-basic	$8,289	$7,239

Denominator
Weighted average common shares	14,351	14,095

Net income attributable to common stockholders per share-basic	$0.58	$0.51

Diluted:
Numerator
Net income	$8,466	$7,327
Net income allocated to participating securities	(177)	(87)
Net income attributable to common stockholders-diluted	$8,289	$7,240

Denominator
Denominator for basic calculation	14,351	14,095
Effect of dilutive securities — stock options	32	167
Denominator for diluted calculation	14,383	14,262

Net income attributable to common stockholders per share-diluted	$0.58	$0.51

	Thirteen Weeks Ended
	October 31, 2009	November 1, 2008

Basic:
Numerator
Net income (loss)	$606	$(687)
Net income allocated to participating securities	(13)	—
Net income (loss) attributable to common stockholders-basic	$593	$(687)

Denominator
Weighted average common shares	14,370	14,141

Net income (loss) attributable to common stockholders per share-basic	$0.04	$(0.05)

Diluted:
Numerator
Net income (loss)	$606	$(687)
Net income allocated to participating securities	(13)	—
Net income (loss) attributable to common stockholders-diluted	$593	$(687)

Denominator
Denominator for basic calculation	14,370	14,141
Effect of dilutive securities — stock options	39	—
Denominator for diluted calculation	14,409	14,141

Net income (loss) attributable to common stockholders per share-diluted	$0.04	$(0.05)

4. Fair Value Measurement

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market at the measurement date. Fair value is established according to a hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

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

As of October 31, 2009, the Company had $37.8 million ($42.2 million at par value) of investments in municipal auction rate securities (“ARS”) issued by student loan funding organizations. The ARS are classified as trading securities and are reflected at estimated fair value. These securities are high-grade (at least AA-rated with one or more rating agencies) and approximately 79% are either guaranteed  by the Department of Education under the Federal Family Education Loan Program (35%) or backed by insurance companies, AMBAC Assurance Corporation (32%) or MBIA Insurance Corporation (12%). Historically, liquidity for investors in ARS was provided via an auction process that reset the interest rate every 35 days, allowing investors to either roll over their investments or sell them at par value. Beginning in February 2008, there was insufficient demand for these types of investments during the auctions and, as a result, these securities became illiquid. Although the auctions for the securities have failed, the Company has not experienced any defaults and continues to earn and receive interest on all of the investments still owned by the Company.

There was insufficient observable market information available as of October 31, 2009 to determine the fair value of the Company’s ARS. Accordingly, the Company estimated Level 3 fair values for these securities based on assumptions that market participants would use in their estimates of fair value. These assumptions included, among other things, discounted cash flow projections, the timing of expected future successful auctions or redemptions, collateralization of the underlying securities and the creditworthiness of the issuers and insurance companies.  Based on this Level 3 valuation, the ARS investments were valued at $37.8 million as of October 31, 2009, representing a $4.4 million decline from par value.

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

The Right represents a put option and is recognized as an instrument separate from the ARS.  The Company elected to account for this Right at fair value.  The Right was valued at $4.4 million as of October 31, 2009 using a discounted cash flow approach that includes estimates of interest rates and the credit risk associated with UBS.  This valuation is based on unobservable inputs, therefore, represents a Level 3 fair value.  Prior to the acceptance of the Right, the ARS were classified as available-for-sale.  Upon acceptance of the Right, the ARS were reclassified to trading securities.  The ARS and the Right included in the October 31, 2009 condensed consolidated balance sheet are classified as current assets due to the expectation that liquidity will occur during the next twelve months through the Company’s exercise of the Right.

The following table provides a summary of activity for the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the thirty-nine weeks ended October 31, 2009 (in thousands):

	Put Option Related to ARS	Auction Rate Securities
Balance as of January 31, 2009	$4,901	$38,924
Unrealized (loss) gain on investment securities included in earnings	(376)	376
Sales/redemptions of investment securities	(147)	(1,453)
Balance as of October 31, 2009	$4,378	$37,847

5. Comprehensive Income (Loss)

The components of comprehensive income (loss) for all periods presented are as follows (in thousands):

	Thirty-nine Weeks Ended		Thirteen Weeks Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Net income (loss), as reported	$8,466	$7,327	$606	$(687)
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of tax benefit of $1,182 and $89 in the 39 and 13 weeks ended November 1, 2008, respectively	—	(1,832)	—	(137)
Reclassification of realized gains for redeemed securities, net of tax provision of $187 in the 39 and 13 weeks ended November 1, 2008	—	288	—	288
Comprehensive income (loss)	$8,466	$5,783	$606	$(536)

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

8. Recent Accounting Pronouncements

In June 2009, the FASB Accounting Standards Codification (the “Codification”) was approved as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009 and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements as a result of implementing the Codification during the quarter ended October 31, 2009.

As a result of the Company’s implementation of the Codification, previous references to new accounting standards and literature are no longer applicable. In the current quarter financial statements, the Company has provided reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

The Company adopted the methods of fair value as described in SFAS No. 157, Fair Value Measurements, for financial assets and liabilities on February 3, 2008 and for non-financial assets and liabilities on February 1, 2009 and has incorporated the related staff positions and interpretations, including FSP SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which was issued in April 2009.  As of June 2009, this guidance became part of FASB ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value, and requires additional disclosures about fair value measurements.  The adoption of the standard did not have a material impact on the Company’s financial statements.

As discussed in Note 3, the Company adopted FSP EITF 03-6-1 (now part of FASB ASC Topic 260, Earnings Per Share) on February 1, 2009.  Implementation of FSP EITF 03-6-1 has changed the way the Company calculates earnings per share and is expected to reduce basic and diluted earnings per share allocated to common shareholders for the fiscal year ending January 30, 2010 by approximately $0.01.  All prior period earnings per share information must be adjusted retrospectively.  Previously reported basic and diluted earnings per share allocated to common shareholders for the year ended January 31, 2009 will decrease by $0.02.

In April 2009, the FASB issued FSP SFAS 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, and APB Opinion No. 28, Interim Financial Reporting,  to require an entity to provide interim disclosures about the fair value of all financial instruments within the scope of SFAS No. 107 and to include disclosures related to the methods and significant assumptions used in estimating those instruments.  This FSP is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted it during the second quarter of 2009.  Adoption of this FSP had no material impact on the Company’s financial statements.  See Note 4 for these disclosures.  As of June 2009, this guidance became part of FASB ASC Topic 825, Financial Instruments.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the rationale for why that date was selected. This statement is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted it during the second quarter of 2009.  As of June 2009, this guidance became part of FASB ASC Topic 855, Subsequent Events.

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

Overview

We are a rapidly growing, value-priced retailer of urban fashion apparel and accessories for the entire family. Our merchandise offerings are designed to appeal to the preferences of fashion conscious consumers, particularly African-Americans. Originally our stores were located in the Southeast, and in recent years we expanded into the Mid-Atlantic and Midwest regions and the states of Texas and California. We operated 392 stores in both urban and rural markets in 24 states as of October 31, 2009.

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

Accounting Periods

The following discussion contains references to fiscal years 2009 and 2008, which represent fiscal years ending or ended on January 30, 2010 (fiscal 2009) and January 31, 2009 (fiscal 2008), respectively. Fiscal 2009 and fiscal 2008 both have 52-week accounting periods. This discussion and analysis should be read with the condensed consolidated financial statements and the notes thereto.

Results of Operations

The following discussion of the Company’s financial performance is based on the condensed consolidated financial statements set forth herein. The nature of the Company’s business is seasonal. Historically, sales in the first and fourth quarters have been higher than sales achieved in the second and third quarters of the fiscal year. Expenses and, to a greater extent, operating income, vary by quarter. Results of a period shorter than a full year may not be indicative of results expected for the entire year. Furthermore, the seasonal nature of the Company’s business may affect comparisons between periods.

Thirteen Weeks Ended October 31, 2009 and November 1, 2008

Net Sales.  Net sales increased $22.5 million, or 21.4%, to $127.4 million in the thirteen weeks ended October 31, 2009 from $104.9 million in the thirteen weeks ended November 1, 2008.  The increase in net sales was due primarily to 54 new stores opened since last year’s third quarter and a 6.3% increase in comparable store sales, partially offset by the effect of closing three stores since last year’s third quarter. Comparable store sales benefited from a strong back-to-school season and a favorable comparison to last year’s third quarter which was impacted by less discretionary spending by consumers on apparel due to high gasoline and food prices.  Also, approximately $1 million of sales are estimated to have shifted from the second quarter to the first week of the third quarter this year due to later back-to-school sales tax holidays in eight of the states in which we operate.  Comparable stores include locations that have been relocated or expanded. There were ten stores relocated or expanded in the first three quarters of 2009 and nine stores relocated or expanded in fiscal 2008, all of which impacted comparable store sales in the third quarter of 2009.  Sales in comparable relocated and expanded stores increased 14.4% in this year’s third quarter, while sales in all other comparable stores increased 5.7%. The 6.3% increase in overall comparable store sales was driven by an increase in the number of customer transactions, partially offset by a 0.2% decrease in the average customer purchase. Comparable store sales changes by major merchandise class were as follows in the third quarter of 2009:  Accessories +19%; Men’s +7%; Women’s +6%; Home +4%; Children’s +4%.

The new stores opened in 2008 and 2009, net of the closed stores, accounted for a $16.0 million increase in total sales, while the 6.3% sales increase in the 315 comparable stores totaled $6.5 million.

Gross Profit.  Gross profit increased $8.9 million, or 23.0%, to $47.6 million in the third quarter of 2009 from $38.7 million in last year’s third quarter.  The increase in gross profit is a result of the increase in sales, together with an improvement in the gross margin to 37.4% in this year’s third quarter from 36.9% last year.  The higher gross margin was the result of a 50 basis point reduction in inventory shrinkage as a percentage of sales due to steps taken to better control shrinkage, including a greater focus on problem stores by the store operations and loss prevention departments, the addition of sophisticated surveillance systems in high shrinkage stores, and lower inventory levels.  In addition, there was a 30 basis point improvement in merchandise markdowns in this year’s third quarter which was offset by slightly higher freight costs and lower initial merchandise markup.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $5.5 million, or 15.1%, to $42.0 million in the third quarter of 2009 from $36.5 million in last year’s third quarter.  The increase in these expenses was due primarily to additional store level, distribution and corporate costs arising from the opening of 54 new stores, net of the effect of closing three stores, since last year’s third quarter.  As a percentage of sales, selling, general and administrative expenses decreased to 33.0% in the third quarter of 2009 from 34.8% in the third quarter of 2008, due primarily to the leveraging effect that occurs on expenses as a percentage of sales when comparable store sales increase at a rate as high as 6.3% while operating expenses are increasing only at a normal rate of inflation.

Depreciation and Amortization.  Depreciation and amortization expense increased $0.8 million, or 17.3%, to $4.9 million in the third quarter of 2009 from $4.1 million in the third quarter of 2008, as the result of capital expenditures incurred for new and relocated/expanded stores.

Interest Income.  Interest income decreased to $85,000 in the third quarter of 2009 from $790,000 in last year’s third quarter due to a declining interest rate environment which affected our returns on auction rate securities as well as cash and cash equivalents.

Interest Expense.  Interest expense decreased to $17,000 in the third quarter of 2009 from $94,000 in the third quarter of 2008 due to the normal decline in the interest portion of payments on our capital lease obligations as the principal portion of such obligations is reduced.

Unrealized Gain on Investment Securities.  A $57,000 unrealized gain on our investments in auction rate securities and a related put option is reflected in the third quarter of fiscal 2009, reversing a $57,000 impairment loss recorded in the first half of 2009.

Income Tax Expense (Benefit). Due to a profitable third quarter in 2009, income tax expense of $315,000 was recorded, whereas, the third quarter of 2008 included an income tax benefit of $493,000 due to a pretax loss.

Net Income (Loss).  Net income of $606,000 was recognized in the third quarter of 2009, compared to a net loss of $687,000 in last year’s third quarter due to the factors discussed above.

Thirty-nine Weeks Ended October 31, 2009 and November 1, 2008

Net Sales.  Net sales increased $40.5 million, or 11.8%, to $382.1 million in the thirty-nine weeks ended October 31, 2009 from $341.6 million in the thirty-nine weeks ended November 1, 2008.  The increase in net sales was due primarily to 54 new stores opened since last year’s third quarter and 23 new stores opened in the first thirty-nine weeks of 2008 for which there was not a full thirty-nine weeks of sales in 2008’s first three quarters, together with a 0.4% increase in comparable store sales, partially offset by the effect of closing three stores since last year’s third quarter.  Comparable stores include locations that have been relocated or expanded. There were ten stores relocated or expanded in the first thirty-nine weeks of 2009 and nine stores relocated or expanded in fiscal 2008, all of which impacted comparable store sales. Sales in comparable relocated and expanded stores increased 9.5% in the first thirty-nine weeks of 2009, while sales in all other comparable stores decreased 0.3%. The 0.4% increase in overall comparable store sales consisted of an approximate 1% increase in the average customer purchase, partially offset by a slight decrease in the number of customer transactions. Comparable store sales changes by major merchandise class were as follows in the first thirty-nine weeks of 2009:   Accessories +7%; Children’s +2%; Home +2%; Women’s -1%; Men’s -1%.

The new stores opened in 2008 and 2009, net of the closed stores, accounted for a $39.0 million increase in total sales, while the 0.4% sales increase in the 315 comparable stores totaled $1.5 million.

Gross Profit.  Gross profit increased $17.0 million, or 13.0%, to $147.4 million in the first thirty-nine weeks of 2009 from $130.4 million last year.  The increase in gross profit is a result of the increase in sales, together with an improvement in the gross margin to 38.6% in this year’s first thirty-nine weeks from 38.2% last year.  The higher gross margin was the result of a 50 basis point reduction in inventory shrinkage as a percentage of sales due to steps taken to better control shrinkage, including a greater focus on problem stores by the store operations and loss prevention departments, the addition of sophisticated surveillance systems in high shrinkage stores, and lower inventory levels.  This improvement in shrinkage, together with a slight reduction in freight costs and a slight increase in the initial markup on merchandise, more than offset a 30 basis point increase in markdowns in response to comparable store sales increases that have been just slightly positive.  Inventories in comparable stores have been lower than at the same time of the previous year throughout the first three quarters of 2009, underscoring our commitment to take the markdowns needed to move merchandise in a slow sales environment and maintain appropriate inventory levels.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $11.5 million, or 10.5%, to $121.1 million in the first thirty-nine weeks of 2009 from $109.6 million in last year’s first thirty-nine weeks.  The increase in these expenses was due primarily to additional store level, distribution and corporate costs arising from the opening of 54 new stores, net of the effect of closing three stores, since the end of last year’s third quarter.  As a percentage of sales, selling, general and administrative expenses decreased in the first thirty-nine weeks of 2009 to 31.7% from 32.1% last year, despite the deleveraging effect that occurs on expenses as a percentage of sales when comparable store sales increase at a rate as low as 0.4% while operating expenses are increasing at a normal rate of inflation. Expenses were managed well, increasing only 10.5% despite a 14.7% average increase in store selling square footage during the first three quarters of 2009 compared to the same time period in 2008.

Depreciation and Amortization.  Depreciation and amortization expense increased $1.8 million, or 14.8%, to $13.7 million in the first thirty-nine weeks of 2009 from $11.9 million in the first thirty-nine weeks of 2008, as the result of capital expenditures incurred for new and relocated/expanded stores and the expansion of the Darlington distribution center in early 2008.

Interest Income.  Interest income decreased to $0.3 million from $2.2 million in the first thirty-nine weeks of 2008 due to a declining interest rate environment which affected our returns on auction rate securities as well as cash and cash equivalents.

Interest Expense.  Interest expense decreased to $86,000 in the first thirty-nine weeks of 2009 from $256,000 last year due to the normal decline in the interest portion of payments on our capital lease obligations as the principal portion of such obligations is reduced.

Income Tax Expense.  The provision for income taxes increased 24.2% to $4.4 million in this year’s first thirty-nine weeks from $3.5 million in the first thirty-nine weeks of 2008 due to higher pretax income, together with an increase in the effective income tax rate to 34.2% compared to 32.6% last year.  The increase in the effective rate is due primarily to having less tax-exempt interest income this year, as discussed above.

Net Income.  Net income increased 15.5% to $8.5 million in the first thirty-nine weeks of 2009 from $7.3 million in last year’s first thirty-nine weeks due to the factors discussed above.

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

Current Financial Condition. As of October 31, 2009, we had total cash and cash equivalents of $32.5 million compared with total cash and cash equivalents of $33.5 million as of January 31, 2009. Inventory represented 40.0% of our total assets as of October 31, 2009.  Management’s ability to manage our inventory can have a significant impact on our cash flows from operations during a given interim period or fiscal year. In addition, inventory purchases can be seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise.  Total inventories at the end of the third quarter of 2009 were up $15.5 million, or 17.2%, compared to the third quarter of fiscal 2008, consistent with the increase in store selling square footage.  Inventory in comparable stores was 0.2% lower than at the end of the third quarter of fiscal 2008, after being down 14.7% last year in relation to the end of fiscal 2007’s third quarter.

Cash Flows From Operating Activities. Net cash provided by operating activities was $15.5 million in the first thirty-nine weeks of fiscal 2009 compared to $13.4 million in the first thirty-nine weeks of fiscal 2008.  The main source of cash provided during the first thirty-nine weeks of this year was net income adjusted for noncash expenses such as depreciation and amortization, loss on disposal of property and equipment, deferred income taxes and stock-based compensation expense, totaling $23.2 million (compared to $18.5 million in last year’s first thirty-nine weeks).  Other significant sources of cash in the first thirty-nine weeks of fiscal 2009 were (1) an $8.5 million increase in accounts payable (compared to $2.8 million in the first thirty-nine weeks of 2008), due to an increase in inventory and an improvement in inventory turnover this year which results in more of our inventory still being in accounts payable at quarter end; (2) a $2.8 million increase in layaway deposits (compared to $2.0 million in last year’s first thirty-nine weeks) due to the seasonality of layaway transactions which are low at the end of our fiscal year, because all balances have to be redeemed by customers or they are cancelled by the middle of December each year; (3) a $2.1 million increase in accrued expenses and other long-term liabilities (compared to $0.7 million in the first thirty-nine weeks of 2008), which represents a 10.4% increase, consistent with the Company’s growth during the past twelve months; (4) a $1.2 million decrease in prepaid and other current assets (compared to a $1.5 million increase in the first thirty-nine weeks of fiscal 2008) due primarily to the timing of collecting receivables from landlords for tenant improvement reimbursements.  Significant uses of cash included (1) a $19.1 million increase in inventory (compared to $7.4 million in the first thirty-nine weeks of 2008), due to the opening of 38 new stores and the relocation/expansion of ten other stores, partially offset by the closing of three stores, in the first thirty-nine weeks of 2009, together with the normal seasonal build leading up to the Christmas season; and (2) a $2.6 million change in the income tax receivable/payable (compared to $1.4 million in the first thirty-nine weeks of 2008) due to the seasonality of our earnings (highest earnings in the fourth quarter) and timing of estimated tax payments.

Cash Flows From Investing Activities. Cash used in investing activities was $15.9 million in the first thirty-nine weeks of fiscal 2009 compared to $7.3 million in the first thirty-nine weeks of fiscal 2008.  Purchases of property and equipment included in cash flows used in investing activities totaled $17.5 million and $18.5 million in the first thirty-nine weeks of fiscal 2009 and 2008, respectively, with the decrease being a result of capital expenditures early in 2008 related to the expansion of the Darlington distribution center. Such capital expenditures in both years included routine amounts for new stores, relocated and expanded stores and other general corporate purposes. Sales of municipal auction rate securities, net of purchases, provided cash of $1.6 million and $11.2 million in the first thirty-nine weeks of fiscal 2009 and 2008, respectively.

Cash Flows From Financing Activities. Cash flows from financing activities were insignificant in the first thirty-nine weeks of fiscal 2009 and 2008.

Cash Requirements

Our principal sources of liquidity consist of: (i) cash and cash equivalents (which equaled $32.5 million as of October 31, 2009); (ii) short-term trade credit; (iii) cash generated from operations on an ongoing basis as we sell our merchandise inventory; and (iv) a $20 million revolving credit facility. Trade credit represents a significant source of financing for inventory purchases and arises from customary payment terms and trade practices with our vendors.  Historically, our principal liquidity requirements have been for working capital and capital expenditure needs.

As of October 31, 2009, we had $37.8 million ($42.2 million at par value) of investments in municipal auction rate securities (“ARS”) issued by student loan funding organizations. These securities are high-grade (at least AA-rated with one or more rating agencies) and approximately 79% are either guaranteed by the Department of Education under the Federal Family Education Loan Program (35%) or backed by insurance companies, AMBAC Assurance Corporation (32%) or MBIA Insurance Corporation (12%). Historically, liquidity for investors in ARS was provided via an auction process that reset the interest rate every 35 days, allowing investors to either roll over their investments or sell them at par value. Beginning in February 2008, there was insufficient demand for these types of investments during the auctions and, as a result, these securities became illiquid. Although the auctions for the securities have failed, we have not experienced any defaults and continue to earn and receive interest on all of the investments that we still own.

In November 2008, we accepted an offer (the “Right”) from UBS AG (“UBS”) allowing us to sell at par value our remaining ARS to UBS at anytime during a two-year period from June 30, 2010 through July 2, 2012.  In accepting the Right, we granted UBS the authority to sell or auction the ARS at par value at any time up until the expiration date of the Right and released UBS from any claims relating to the marketing and sale of ARS.  We will continue to earn interest on the ARS until they are liquidated.  The obligations of UBS under the Right are not secured by its assets and do not require UBS to obtain any financing to purchase the ARS.  UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Right.  If UBS does not have sufficient funding to buy back the ARS and no alternative buyers are located either through the auction process, issuer redemptions or other means, then we may not be able to access cash by selling these securities without incurring a loss of principal.  The Right was valued at $4.4 million as of October 31, 2009.

We believe that our existing sources of liquidity will be sufficient to fund our operations and anticipated capital expenditures for at least the next 12 months.

Critical Accounting Policies

The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. There have been no material changes to the Critical Accounting Policies outlined in the Company’s Annual Report on Form 10-K for fiscal 2008.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risk during the nine months ended October 31, 2009 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended January 31, 2009.

Item 4. Controls and Procedures.

We have carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2009 pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer each concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information has been accumulated and communicated to our management, including the officers who certify our financial reports, as appropriate, to allow timely decisions regarding the required disclosures.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended October 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

Not applicable.

Item  6. Exhibits.

10.1	Form of Restricted Stock Award Agreement for Employees*

10.2	Form of Restricted Stock Award Agreement for Directors*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.* †

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

Date: December 7, 2009

	By:	/s/ Bruce D. Smith
	Name:	Bruce D. Smith
	Title:	Senior Vice President, Chief Financial Officer and Secretary