Form 10-K
period 2010-01-30
Citi Trends Inc
filed 2010-04-14
CIK 1318484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $419,524,090 at July 31, 2009.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: Common Stock, par value $.01 per share, 14,856,268 shares outstanding as of March 23, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information from the registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year covered by this Annual Report on Form 10-K, with respect to the Annual Meeting of Stockholders to be held on May 26, 2010.

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

Information is provided herein with respect to our operations related to our fiscal years ended on January 30, 2010 (“fiscal 2009”), January 31, 2009 (“fiscal 2008”) and February 2, 2008 (“fiscal 2007”).

ITEM 1.          BUSINESS

Overview and History

We are a rapidly growing, value-priced retailer of urban fashion apparel and accessories for the entire family. We offer quality, branded apparel from nationally recognized brands, as well as private label apparel and a limited assortment of home décor items. Our merchandise offerings are designed to appeal to the preferences of fashion conscious consumers, particularly African-Americans. We believe that we provide merchandise at compelling values. Our goal is to provide nationally recognized branded merchandise at 30% to 70% discounts to department and specialty stores’ regular prices. Our stores average approximately 10,400 square feet of selling space and are typically located in neighborhood shopping centers that are convenient to low- to moderate-income customers. Originally our stores were located in the Southeast, and in recent years were expanded into the Mid-Atlantic and Midwest regions as well as the states of Texas and California. In fiscal 2009, we opened 49 new stores and closed three stores.  As of January 30, 2010, we operated 403 stores in both urban and rural markets in 24 states.

Our predecessor, Allied Department Stores, was founded in 1946 and grew into a chain of family apparel stores operating in the Southeast. In 1999, the Company, then consisting of 85 stores, was acquired by Hampshire Equity Partners II, L.P., a private equity firm. Following the acquisition by Hampshire Equity Partners II, L.P., management implemented several strategies to focus on the growing urban market and improve our operating and financial performance. After the successful implementation of these strategies and the successful growth of our chain from 85 stores to 212 stores, we completed an initial public offering of our common stock on May 18, 2005.

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

Focus on Urban Fashion Mix. We focus our merchandise on urban fashions, which we believe appeal to our core customers. We do not attempt to dictate trends, but rather devote considerable effort to identifying emerging trends and ensuring that our apparel assortment is considered timely and fashionable in the urban market. Our merchandising staff tests new emerging merchandise trends before reordering and actively manages the mix of brands and fashion products in the stores to keep our offering fresh and minimize markdowns.

Superior Value Proposition. As a value-priced retailer, we seek to offer top quality, fashionable merchandise at compelling prices. We seek to provide nationally recognized brands at 30% to 70% discounts to department and specialty stores’ regular prices. We also offer products under our proprietary brands such as “Diva Blue,” “Red Ape,” “Vintage Harlem,” and “Lil Ms Hollywood.” These private brands enable us to expand our product selection, offer fashion merchandise at lower prices and enhance our product offerings.

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

Strong and Flexible Sourcing Relationships. We maintain strong sourcing relationships with a large group of suppliers. We have purchased merchandise from approximately 1,100 vendors in the past 12 months. Purchasing is controlled by a 25-plus member buying team located at our Savannah, Georgia headquarters and our buying office in New York, New York. We purchase merchandise through planned programs with vendors at reduced prices and opportunistically through close-outs, with the majority of our merchandise purchased for the current season and a limited quantity held for sale in future seasons. To foster vendor relationships, we pay vendors promptly and do not ask for typical retail concessions such as promotional and markdown allowances.

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

Product Merchandising and Pricing

Products. Our merchandising strategy is to offer high quality, branded products at attractive prices for the entire value-conscious family. We seek to maintain a diverse assortment of first quality, in-season merchandise that appeals to the distinctive tastes and preferences of our core customers. Approximately 47% of our net sales are represented by nationally recognized brands. We also offer a wide variety of products from less recognized brands and a lesser amount representing private label products under our proprietary brands such as “Diva Blue,” “Red Ape,” “Vintage Harlem,” and “Lil Ms Hollywood.” Our private brand products enable us to expand product selection, offer merchandise at lower prices and enhance our product offerings.

Our merchandise includes apparel, accessories and home décor. Within apparel, we offer fashion sportswear for men, women and children, including offerings for newborns, infants, toddlers, boys and girls. We also offer accessories, which includes handbags, jewelry, footwear, belts, intimate apparel and sleepwear, as well as a limited assortment of home décor.

The following table sets forth the merchandise assortment by classification as a percentage of net sales for fiscal 2009, 2008 and 2007.

	Percentage of Net Sales
	2009	2008	2007
Women’s	34%	35%	35%
Children’s	29%	29%	27%
Men’s	21%	22%	22%
Accessories	14%	12%	14%
Home décor	2%	2%	2%

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

Sourcing and Allocation

The merchandising department oversees the sourcing, planning and allocation of merchandise to our stores, which allows us to utilize volume purchase discounts and maintain control over our inventory. We source our merchandise from approximately 1,100 vendors, consisting of domestic manufacturers and importers. Our Chief Merchandising Officer supervises a planning and allocation team consisting of nearly 30 associates, as well as a buying team, which is comprised of more than 25 merchandise managers, buyers and assistant buyers.

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

Our buyers purchase merchandise in styles, sizes and quantities to meet inventory levels developed by the planning staff. The buying staff utilizes several purchasing techniques that enable us to offer to consumers branded and non-branded fashion merchandise at everyday low prices. The majority of the nationally recognized branded products we sell are purchased in-season and represent vendors’ excess inventories resulting from over-production or retailer order cancellations. We generally purchase later in the merchandising buying cycle than department and specialty stores. This allows us to take advantage of imbalances between retailers’ demands for specific merchandise and manufacturers’ supply of that merchandise. We also purchase merchandise from some vendors in advance of the selling season at reduced prices and purchase merchandise on an opportunistic basis near the end of the selling season, which we then store for sale three to nine months later. Where possible, we seek to purchase items based on style or color in limited quantities on a test basis with the right to reorder as needed. Finally, we purchase private brand merchandise that we source to our specifications.

We allocate merchandise across our store base according to store-level demand. The merchandising staff utilizes a centralized management system to monitor merchandise purchasing, planning and allocation in order to maximize inventory turnover, identify and respond to changing product demands and determine the timing of markdowns to our merchandise. The buyers also regularly review the age and condition of the merchandise and manage both the reordering and clearance processes. In addition, the merchandising team communicates with regional, district and store managers to ascertain regional and store-level conditions and to better ensure that our product mix meets our consumers’ demands in terms of quality, fashion, price and availability.

We accept payment from our customers for merchandise at time of sale. Payments are made to us by cash, check, Visa™ or Mastercard™. We do not extend credit terms to our customers; however, we do offer a layaway service.

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

Store Operations

Store Format. The average selling space of our existing 403 stores is approximately 10,400 square feet, which allows us the space and flexibility to departmentalize our stores and provide directed traffic patterns. We arrange our stores in a racetrack format with women’s sportswear, our most attractive and fashion current merchandise, in the center of each store and complementary categories adjacent to those items. Men’s and boy’s apparel is displayed on one side of the store, while dresses, footwear and accessories are displayed on the other side. Merchandise for infants, toddlers and girls is displayed along the back of the store. Impulse items, such as jewelry and sunglasses, are featured near the checkout area. Products from nationally recognized brands are prominently displayed on four-way racks at the front of each department. The remaining merchandise is displayed on hanging racks and occasionally on table displays. Large hanging signs identify each category location. The unobstructed floor plan allows the customer to see virtually all of the different product areas from the store entrance and provides us the flexibility to easily expand and contract departments in response to consumer demand, seasonality and merchandise availability. Virtually all of our inventory is displayed on the selling floor. Prices are clearly marked and often have the comparative retail-selling price noted on the price tag.

Store Management. Store operations are managed by our Senior Vice President of Store Operations, six regional managers and 45 district managers, each of whom typically manages five to twelve stores. The typical store is staffed with a store manager, two or three assistant managers and seven to eight part-time sales associates, all of whom rotate work days on a shift basis. Store managers and assistant store managers participate in a bonus program based on achieving predetermined levels of sales and inventory shrinkage. District managers participate in bonus programs based on achieving targeted levels of sales, profits, inventory shrinkage and payroll costs. Regional managers participate in a bonus program based partly on a rollup of the district managers’ bonuses and partly on the Company’s profit performance in relation to budget. Sales associates are compensated on an hourly basis with incentives. Moreover, we recognize individual performance through internal promotions and provide extensive opportunities for advancement, particularly given our rapid growth.

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

Shortly after we sign a new store lease and complete the necessary leasehold improvements to the building, we prepare the store over a three to four week period by installing fixtures, signs, dressing rooms, checkout counters and cash register systems and merchandising the initial inventory.

Advertising and Marketing

Our advertising goal is to build the “Citi Trends” brand and promote consumers’ association of the “Citi Trends” brand with value, quality, fashion and everyday low prices. We generally focus our advertising efforts during the Easter, back-to-school and Christmas seasons through the use of commercials played on local television and hip-hop radio stations. In addition, in the fall of 2009, we began our first national television commercials on the BET cable channel. We also do in-store advertising that includes window signs designated for special purposes, such as seasonal events and clearance periods, and taped audio advertisements commingled with in-store music programs. Signs change in color, quantity and theme every six to nine weeks. For store grand openings and significant remodels, we typically seek to create community awareness and consumer excitement through radio advertising preceding and during the grand opening and by creating an on-site event with local radio personalities broadcasting from the new location. We also distribute promotional items such as gift certificates and shopping sprees in connection with our grand openings and significant remodels.

Our marketing efforts center on promoting our everyday low prices and on demonstrating the strong price-to-value relationship of our products to our consumers. We do not utilize promotional advertising. Merchandise is priced so that our competition rarely has lower prices. In the limited situations where the competition offers the same merchandise at a lower price, we will match the price.

Distribution

All merchandise sold in our stores is shipped directly from our distribution centers in Savannah, Georgia and Darlington, South Carolina. We generally ship merchandise from our distribution centers to our stores daily, utilizing United Parcel Service, Inc. and FedEx Corporation. In addition to the distribution center in Savannah, we have a small merchandise storage facility that is attached to our corporate office.  The Savannah facilities have a combined square footage of approximately 240,000, including 55,000 square feet of office space. To support our continued growth, we completed an expansion of the Darlington distribution center in 2008 which increased the size of the facility from 286,000 square feet to 550,000 square feet. We expect to open another distribution center in the southwestern United States in late 2010 or early 2011 to support our growth plans.

Information Technology and Systems

We have information systems in place to support each of our business functions, using an IBM i Series as the computer platform. We purchased our enterprise software from Island Pacific, a primary software provider to the retail industry.  This software supports the following business functions: purchasing, purchase order management, price and markdown management, merchandise allocation, general ledger, accounts payable and sales audit. Our distribution center in Darlington is supported by software from Manhattan Associates which was installed in early 2009.

Our stores use point-of-sale software from DataVantage, a division of MICROS Systems, Inc., to run the stores’ cash registers. The system uses bar code scanners at checkout to capture item sales. It also supports end-of-day processing and automatically transmits sales and transaction data to Savannah soon after the close of business. Additionally, the software supports store time clock functions. To facilitate the marking down and re-ticketing of merchandise, employees in the stores use hand-held scanners that read the item UPC barcode and prepare new price tickets for merchandise. DataVantage software also enables us to sort, review and analyze store transaction data to assist in loss prevention.

We believe that our information systems, with upgrades and updates over time, are adequate to support our operations for the foreseeable future.

Growth Strategy

Our growth strategy is to open stores in new and existing markets, as well as to increase sales in existing stores. Adding stores in the markets we currently serve often enables us to benefit from enhanced name recognition and achieves advertising and operating synergies. In fiscal 2007, we opened 42 new stores and entered the Tulsa, Oklahoma; Detroit, Michigan; Chicago, Illinois; and Milwaukee, Wisconsin markets. In fiscal 2008, we opened 39 new stores and entered the Philadelphia, Pennsylvania and Kansas City, Kansas markets. In fiscal 2009, we opened 49 new stores and entered the California and western Michigan markets.  We expect to open approximately 55 new stores in fiscal 2010. Approximately 90% of the new stores we intend to open in fiscal 2010 will be located in states in which we are currently located.

Competition

The markets we serve are highly competitive. The principal methods of competition in the retail business are fashion, assortment, pricing and presentation. We believe we have a competitive advantage in our offering of fashionable brands at everyday low prices. We compete against a diverse group of retailers, including national off-price retailers, mass merchants, smaller specialty retailers and dollar stores. The off-price retail companies with which we compete include TJX Companies, Inc. (“TJX Companies”), Ross Stores, Inc. (“Ross Stores”), The Cato Corporation (“Cato”), and Burlington Coat Factory Warehouse Corp. (“Burlington Coat Factory”).  In particular, TJX Companies’ “A.J. Wright” stores, Ross Stores’ “dd’s DISCOUNTS” stores, and Cato’s “It’s Fashion Metro” stores target lower to moderate income consumers. We believe our strategy of appealing to African-American consumers and offering urban apparel products allows us to compete successfully with these retailers. We also believe we offer a more inviting store format than the off-price retailers, including our use of carpeted floors and more prominently displayed brands. We also compete with a group of smaller specialty retailers that only sell women’s products, such as Rainbow, Dots, Fashion Cents, It’s Fashion! and Simply Fashions. Our mass merchant competitors include Wal-Mart, Target and Kmart. These chains do not focus on fashion apparel and, within their apparel offering, lack the urban focus that we believe differentiates our offering and appeals to our core customers. Similarly, while some of the dollar store chains offer apparel, they typically offer a more limited selection focused on basic apparel needs. As a result, we believe there is significant demand for a value retailer that addresses the market of low- to moderate-income consumers generally and, particularly, African-American and other minority consumers who seek value-priced, urban fashion apparel and accessories. See Item 1A. Risk Factors in this Report for additional information.

Intellectual Property

We regard our trademarks and service marks as having significant value and as being important to our marketing efforts. We have registered the “Citi Trends” trademark with the U.S. Patent and Trademark Office on the Principal Register as both a trademark for retail department store services and as a trademark for clothing. We have also registered the following trademarks with the U.S. Patent and Trademark Office on the Principal Register: “Citi Club,” “Citi Steps,” “Citi Trends Fashion for Less,” “Diva Blue,” “Lil Citi Man,” “Lil Ms Hollywood,” “Urban Sophistication,” “Red Ape,” “Satin in The Hood,” “Citi Scrubs,” and “Vintage Harlem.” Our policy is to pursue registration of our marks and to oppose vigorously infringement of our marks.

Employees

As of January 30, 2010, we had approximately 2,100 full-time and approximately 2,500 part-time employees. Of these employees, approximately 4,000 are employed in our stores and the remainder are employed in our distribution centers and corporate office. We are not a party to any collective bargaining agreements, and none of our employees is represented by a labor union. We believe our relations with our employees are good.

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

The retail apparel market is highly competitive with few barriers to entry. We compete against a diverse group of retailers, including national off-price apparel chains such as TJX Companies, Ross Stores, Cato, and Burlington Coat Factory; mass merchants such as Wal-Mart, Target and Kmart; smaller discount retail chains that only sell women’s products, such as Rainbow, Dots, Fashion Cents, It’s Fashion!, and Simply Fashions; and general merchandise discount stores and dollar stores, which offer a variety of products, including apparel, for the value-conscious consumer. We also compete against local off-price and specialty retail stores, regional retail chains, traditional department stores, web-based retail stores and other direct retailers.

The level of competition we face from these retailers varies depending on the product segment, as many of our competitors do not offer apparel for the entire family. Our greatest competition is generally in women’s apparel. Many of our competitors are larger than us and have substantially greater resources than us and, as a result, may be able to adapt better to changing market conditions, exploit new opportunities and exert greater pricing pressures on suppliers than us. Many of these retailers have better name recognition among consumers than us and purchase significantly more merchandise from vendors. These retailers may be able to purchase branded merchandise that we cannot purchase because of their name recognition and relationships with suppliers, or they may be able to purchase branded merchandise with better pricing concessions than us. Our local and regional competitors have extensive knowledge of the consumer base and may be able to garner more loyalty from customers than us. If the consumer base we serve is satisfied with the selection, quality and price of our competitors’ products, consumers may decide not to shop in our stores. Additionally, if our existing competitors or other retailers decide to focus more on our core customers, particularly African-American consumers, we may have greater difficulty in competing effectively, our business and results of operations could be adversely affected, and the market price of our common stock could suffer.

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

Our ability to continue to increase our net sales and earnings depends, in large part, on opening new stores and operating the new and existing stores profitably. We opened 49, 39, and 42 new stores in fiscal 2009, 2008 and 2007, respectively. We expect to open approximately 55 new stores in fiscal 2010. If we are unable to open all of these stores or operate them profitably, we may not achieve our forecasted sales and earnings growth targets. The success of our growth strategy is dependent upon, among other things, the identification of suitable markets and sites for store locations, the negotiation of acceptable lease terms, the hiring, training and retention of competent sales personnel, the effective management of inventory to meet the needs of new and existing stores on a timely basis, the expansion of our infrastructure to accommodate growth, and generating sufficient operating cash flows or securing adequate capital on commercially reasonable terms to fund our expansion plans. Additionally, growth of our store base will place increased demands on our operating, managerial and administrative resources and may lead to management and operating inefficiencies, including merchandising, personnel, distribution and integration problems. These demands and inefficiencies may cause deterioration in the financial performance of our individual stores and, therefore, our entire business.

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

Our comparable store sales and quarterly results have fluctuated significantly in the past based on a number of economic, seasonal and competitive factors, and we expect them to continue to fluctuate in the future. Since the beginning of fiscal 2005, our quarter-to-quarter comparable store sales have ranged from a decrease of 12.4% to an increase of 25.0%. The most significant fluctuations were due to the unusually high sales following Hurricanes Katrina, Rita and Wilma. In addition, we may be unable to maintain historical levels of comparable store sales as we execute our growth strategy and expand our business. This variability could cause our comparable store sales and quarterly results to fall below the expectations of securities analysts or investors, which could result in a decline in the market price of our common stock.

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

We purchase the products we sell directly from approximately 1,100 vendors, and a substantial portion of this merchandise is manufactured outside of the United States and imported by our vendors from countries such as China and other areas of the Far East. The countries in which our merchandise currently is manufactured or may be manufactured in the future could become subject to new trade restrictions imposed by the United States or other foreign governments. Trade restrictions, including increased customs restrictions and tariffs or quotas against apparel items, as well as United States or foreign labor strikes, work stoppages or boycotts, could increase the cost or reduce the supply of apparel available to us and have an adverse effect on our business. In addition, our merchandise supply could be impacted if our vendors’ imports become subject to existing or future duties and quotas, or if our vendors face increased competition from other companies for production facilities, import quota capacity and shipping capacity.

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

As of January 30, 2010, we had $29.7 million ($33.0 million at par value) of investments in municipal auction rate securities (“ARS”) issued by student loan funding organizations. These securities are high-grade (at least AA-rated with one or more rating agencies) and approximately 76% are either guaranteed by the Department of Education under the Federal Family Education Loan Program (37%) or backed by insurance companies, AMBAC Assurance Corporation (32%) or MBIA Insurance Corporation (7%). Historically, liquidity for investors in ARS was provided via an auction process that reset the interest rate every 35 days, allowing investors to either roll over their investments or sell them at par value. Beginning in February 2008, there was insufficient demand for these types of investments during the auctions and, as a result, these securities became illiquid. Although the auctions for the securities have failed, $23.0 million of our ARS have been redeemed at par value by certain issuers and our investment banks since February 2008.  In addition, we have not experienced any defaults and continue to earn and receive interest on all of the investments that we still own.

In November 2008, we accepted an offer (the “Right”) from UBS AG (“UBS”) allowing us to sell at par value our remaining ARS to UBS at anytime during a two-year period from June 30, 2010 through July 2, 2012.  As of January 30, 2010, the Right was valued at $3.3 million.  In accepting the Right, we granted UBS the authority to sell or auction the ARS at par value at any time up until the expiration date of the Right and released UBS from any claims relating to the marketing and sale of ARS.  We will continue to earn interest on the ARS until they are liquidated.  The obligations of UBS under the Right are not secured by its assets and do not require UBS to obtain any financing to purchase the ARS.  UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Right.  If UBS does not have sufficient funding to buy back the ARS and no alternative buyers are located either through the auction process, issuer redemptions or other means, then we may not be able to access cash by selling these securities without incurring a loss of principal.

Failure to attract, train, assimilate and retain skilled personnel could have an adverse effect on our growth strategy and our financial condition.

Like most retailers, we experience significant employee turnover rates, particularly among store sales associates and managers, and our continued growth will require us to hire and train even more new personnel. We therefore must continually attract, hire and train new personnel to meet our staffing needs. We constantly compete for qualified personnel with companies in our industry and in other industries. A significant increase in the turnover rate among our store sales associates and managers would increase our recruiting and training costs and could cause us to be unable to service our customers effectively, thus reducing our ability to continue our growth and to operate our existing stores as profitably as we have in the past.

In addition, we rely heavily on the experience and expertise of our senior management team and other key management associates, and accordingly, the loss of their services could have a material adverse effect on our business strategy and results of operations.

Changes in government regulations could have an adverse effect on our business, financial condition and results of operations.

New legal requirements, including the recently adopted health care legislation, could result in higher compliance costs.  While the Company is still evaluating the impact of the healthcare legislation, these new regulations, as well as any related future changes, could increase expenses for the Company and have an adverse effect on the Company’s financial condition and results of operations.

Increases in the minimum wage could have an adverse effect on our business, financial condition and results of operations.

The Fair Minimum Wage Act of 2007 became law on May 25, 2007. As a result, the federal minimum wage increased to $5.85 per hour in July 2007, then to $6.55 per hour in July 2008, and to $7.25 per hour in July 2009.  Additionally, from time to time, legislative proposals are made to increase the minimum wage in certain individual states. Wage rates for many of our employees are at or slightly above the minimum wage. As federal and/or state minimum wage rates increase, we may need to increase not only our employees’ wage rates that are under the new minimum, but also the wages paid to our other hourly employees. Any increase in the cost of our labor could have an adverse effect on our operating costs, financial condition and results of operations.

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

Our stock price is volatile. From our initial public offering in May 2005 through January 30, 2010, the trading price of our common stock has ranged from $7.01 to $57.85 per share. As a result of this volatility, investors may not be able to sell their common stock at or above their respective purchase prices. The market price for our common stock may be influenced by many factors, including:

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

Store Locations

As of January 30, 2010, we operated 403 stores located in 24 states. Our stores average approximately 10,400 square feet of selling space and are typically located in neighborhood strip shopping centers and downtown business districts that are convenient to low- to moderate-income customers. Originally, our stores were located in the Southeast, but in recent years we expanded into the Mid-Atlantic and Midwest regions and the states of Texas and California.

We have no franchising relationships, and all of the stores are company operated.  All existing 403 stores, totaling approximately 5.2 million total square feet and 4.2 million selling square feet, are leased under operating leases. Additionally, as of March 8, 2010, we have signed leases for 26 new stores to be opened during fiscal 2010 aggregating 289,000 total selling square feet. The typical store lease is for five years with options to extend the lease term for three additional five-year periods. Nearly all store leases provide us the right to cancel following an initial three-year period in the event the store does not meet pre-determined sales levels. The table below sets forth the number of stores in each of the 24 states in which we operated as of January 30, 2010:

Alabama—26

Arkansas—7

California—5

Delaware—1

Florida—39

Georgia—56

Illinois—7

Indiana—7

Kansas—1

Kentucky—3

Louisiana—32

Maryland—5

Michigan—15

Mississippi—22

Missouri—4

North Carolina—37

Ohio—15

Oklahoma—2

Pennsylvania—2

South Carolina—41

Tennessee—15

Texas—42

Virginia—17

Wisconsin—2

Support Center Facilities

We own an approximately 170,000 square-foot facility in Savannah, Georgia, which serves as one of our two distribution centers. We own another facility in Savannah totaling approximately 70,000 square feet, which serves as our headquarters and, to a lesser extent, as a merchandise storage facility. We own an approximately 550,000 square-foot facility in Darlington, South Carolina, which serves as a distribution center. We expect to open another distribution center in the southwestern United States in late 2010 or early 2011 to support our growth plans. In addition, we currently lease an 1,800 square-foot office in New York City which is used for buyer operations and meetings with vendors.

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

ITEM 4.	(Removed and Reserved)

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The NASDAQ Stock Market under the symbol “CTRN”. The following table shows the high and low per share prices of our common stock for the periods indicated.

	High	Low
2008
First Quarter	22.73	12.42
Second Quarter	28.12	17.72
Third Quarter	25.88	11.33
Fourth Quarter	17.46	7.01

2009
First Quarter	25.40	9.40
Second Quarter	29.72	20.92
Third Quarter	31.47	21.30
Fourth Quarter	31.77	25.49

On March 23, 2010, the last reported sale price of our common stock on The NASDAQ Stock Market was $34.63 per share. On March 23, 2010, there were 116 holders of record and approximately 1,800 beneficial holders of our common stock.

We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends on our common stock in the foreseeable future. In addition, under the terms of our revolving credit facility, the payment of cash dividends is prohibited.

Recent Sales of Unregistered Securities.

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

None.

Equity Compensation Plan Information.

See Item 12 of this Report.

Stock Performance Graph

Set forth below is a line graph comparing the last fifty-six months percentage change in the cumulative total stockholder return on shares of our common stock against (i) the cumulative total return of companies listed on The NASDAQ Stock Market and (ii) the cumulative total return of the NASDAQ Retail Trade Index. The period compared commences May 18, 2005, the date on which our common stock began trading on The NASDAQ Stock Market, and ends January 30, 2010. This graph assumes that $100 was invested on May 18, 2005 in our common stock and in each of the market index and the industry index, and that all cash distributions were reinvested. Our common stock price performance shown on the graph is not indicative of future price performance.

COMPARISON OF 56 MONTH CUMULATIVE TOTAL RETURN*

Among Citi Trends, Inc., The NASDAQ Composite Index

And The NASDAQ Retail Trade Index

*$100 invested on 5/18/05 in stock or 4/30/05 in index, including reinvestment of dividends. Fiscal year ending January 31.

Total Return Analysis	5/18/05	1/06	1/07	1/08	1/09	1/10

Citi Trends, Inc.	100.00	292.99	251.02	87.07	60.70	198.28
NASDAQ Composite	100.00	118.83	130.79	125.22	77.27	112.53
NASDAQ Retail Trade	100.00	120.99	116.26	112.11	69.09	121.26

ITEM 6.	SELECTED FINANCIAL DATA

Selected Financial and Operating Data

The following table provides selected consolidated financial and operating data for each of the fiscal years in the five-year period ended January 30, 2010, including: (a) consolidated statement of income data for each such period, (b) additional operating data for each such period and (c) consolidated balance sheet data as of the end of each such period. The consolidated statement of income data for the fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008 and the consolidated balance sheet data as of January 30, 2010 and January 31, 2009 are derived from our audited consolidated financial statements included in Item 8 that have been audited by KPMG LLP, an independent registered public accounting firm. The statement of income data for the fiscal years ended February 3, 2007 and January 28, 2006 and the balance sheet data as of February 2, 2008, February 3, 2007 and January 28, 2006 are derived from our audited financial statements that are not included in this Report. The selected consolidated financial and operating data set forth below should be read in conjunction with, and are qualified in their entirety by reference to, the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 and our consolidated financial statements and related notes set forth in the financial pages of this Report. Historical results are not necessarily indicative of results to be expected for any future period.

	Fiscal Year Ended (1)
	January 30, 2010	January 31, 2009	February 2, 2008		February 3, 2007		January 28, 2006
	(dollars in thousands, except per share amounts)
Statement of Income Data:
Net sales	$551,869	$488,202	$437,515		$381,918		$289,804
Cost of sales	338,898	301,867	278,783		235,744		178,953

Gross profit	212,971	186,335	158,732		146,174		110,851
Selling, general and administrative expenses	165,166	147,009	127,470		107,535		83,559
Depreciation and amortization	18,431	16,261	12,583		8,326		6,087

Income from operations	29,374	23,065	18,679		30,313		21,205
Interest, net	312	2,188	1,914		1,655		546

Income before income tax expense	29,686	25,253	20,593		31,968		21,751
Income tax expense	9,969	7,870	6,379		10,617		7,551

Net income	$19,717	$17,383	$14,214		$21,351		$14,200

Net income per common share:
Basic	$1.36	$1.21	$1.02		$1.57		$1.21
Diluted	$1.36	$1.20	$1.00		$1.51		$1.08
Weighted average shares used to compute net income per share (2):
Basic	14,363,894	14,131,077	13,946,342		13,574,718		11,746,866
Diluted	14,395,605	14,268,788	14,223,229		14,138,063		13,148,602
Additional Operating Data:
Number of stores:
Opened during period	49	39	42		42		36
Closed during period	3	1	0		0		1
Open at end of period	403	357	319		277		235
Selling square footage at end of period	4,205,046	3,654,378	3,168,866		2,628,539		2,123,684
Comparable store sales increase (3)	0.6%	0.0%	1.0	%(4)	8.2	%(4)	16.7	%(5)
Average sales per store (6)	$1,452	$1,444	$1,468		$1,492		$1,332

Balance Sheet Data:
Cash and cash equivalents	$62,993	$33,516	$6,203		$7,707		$3,995
Short-term investments	33,025	—	56,165		65,956		54,458
Long-term investments	—	43,825	—		—		—
Total assets	279,986	240,789	210,177		192,107		142,205
Total liabilities	98,643	82,582	72,030		73,898		58,456
Total stockholders’ equity	181,343	158,207	138,147		118,209		83,749

(1)

Our fiscal year ends on the Saturday closest to January 31 of each year. The years ended January 30, 2010, January 31, 2009, February 2, 2008, February 3, 2007 and January 28, 2006 are referred to as fiscal 2009, 2008, 2007, 2006 and 2005, respectively. Fiscal 2006 is comprised of 53 weeks.  Fiscal years 2009, 2008, 2007and 2005 are each comprised of 52 weeks.

(2)	Reflects 26 for 1 stock split completed in May 2005.

(3)

Stores included in the comparable store sales calculation for any period are those stores that were opened prior to the beginning of the preceding fiscal year and were still open at the end of such period. Relocated stores and expanded stores are included in the comparable store sales results.

(4)

The Company is reporting comparable store sales on a comparable store and comparable weeks basis; for fiscal 2007, the 52 weeks ended February 2, 2008 were compared to the 52 weeks ended February 3, 2007; for fiscal 2006, the 53 weeks ended February 3, 2007 were compared to the 53 weeks ended February 4, 2006.

(5)	This data includes the positive impact of post-hurricane sales as a result of Hurricanes Katrina, Rita and Wilma during the months of September 2005 through January 2006.

(6)	Average sales per store is defined as net sales divided by the average of stores open at the end of the prior fiscal year and stores open at the end of the current fiscal year.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the section entitled “Selected Financial and Operating Data” and our audited consolidated financial statements and the respective related notes included elsewhere in this Annual Report on Form 10-K. This discussion may contain forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under the section entitled “Risk Factors” and elsewhere in this Report, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We are a rapidly growing, value-priced retailer of urban fashion apparel and accessories for the entire family. Our merchandise offerings are designed to appeal to the preferences of fashion conscious consumers, particularly African-Americans. Originally our stores were located in the Southeast, and in recent years we expanded into the Mid-Atlantic and Midwest regions and the states of Texas and California. We operate 403 stores in both urban and rural markets in 24 states.

We are pursuing an aggressive store growth strategy and believe that the addition of new stores will be the primary source of future growth. In fiscal 2009 we opened 49 new stores, entering the California and western Michigan markets for the first time. We expect to open approximately 55 new stores in fiscal 2010. Approximately 90% of the new stores we intend to open in fiscal 2010 will be located in states that we currently serve.

We measure performance using key operating statistics. One of the main performance measures we use is comparable store sales growth. We define a comparable store as a store that has been opened for an entire fiscal year. Therefore, a store will not be considered a comparable store until its 13th month of operation at the earliest or until its 24th month at the latest. As an example, stores opened in fiscal 2008 and fiscal 2009 were not considered comparable stores in fiscal 2009. Relocated and expanded stores are included in the comparable store sales results. We also use other operating statistics, most notably average sales per store, to measure our performance. As we typically occupy existing space in established shopping centers rather than sites built specifically for our stores, store square footage (and therefore sales per square foot) varies by store. We focus on overall store sales volume as the critical driver of profitability. The average sales per store has increased over the years, as we have increased comparable store sales and opened new stores that are generally larger than our historical store base. Average sales per store have increased from $0.8 million in fiscal 2000 to $1.5 million in fiscal 2009. In addition to sales, we measure gross profit as a percentage of sales and store operating expenses, with a particular focus on labor, as a percentage of sales. These results translate into store level contribution, which we use to evaluate overall performance of each individual store. Finally, we monitor corporate expenses against budgeted amounts.  All of the statistics discussed above are critical components of earnings before interest, taxes, depreciation and amortization (“EBITDA”) which is considered our most important operating statistic.

Basis of the Presentation

Net sales consist of store sales and layaway fees, net of returns by customers. Cost of sales consists of the cost of products we sell and associated freight costs. Selling, general and administrative expenses are comprised of store costs, including payroll and occupancy costs, corporate and distribution center costs and advertising costs. We operate on a 52- or 53-week fiscal year, which ends on the Saturday closest to January 31. Each of our fiscal quarters consists of four 13-week periods, with an extra week added to the fourth quarter every five to six years.  The years ended January 30, 2010, January 31, 2009, February 2, 2008, February 3, 2007 and January 28, 2006 are referred to as fiscal 2009, 2008, 2007, 2006 and 2005, respectively. Fiscal year 2006 is comprised of 53 weeks. Fiscal years 2009, 2008, 2007 and 2005 are each comprised of 52 weeks.

Results of Operations

The following discussion of our financial performance is based on the consolidated financial statements set forth in the financial pages of this Report. The nature of our business is seasonal. Historically, sales in the first and fourth quarters have been higher than sales achieved in the second and third quarters of the fiscal year. Expenses and, to a greater extent, operating income, vary by quarter. Results of a period shorter than a full year may not be indicative of results expected for the entire year. Furthermore, the seasonal nature of our business may affect comparisons between periods.

Net Sales and Additional Operating Data

The following table sets forth, for the periods indicated, selected consolidated statement of income data expressed both in dollars and as a percentage of net sales:

	Fiscal Year Ended
	January 30, 2010		January 31, 2009		February 2, 2008
	(dollars in thousands)
Statement of Income Data
Net sales	$551,869	100.0%	$488,202	100.0%	$437,515	100.0%
Cost of sales	338,898	61.4%	301,867	61.8%	278,783	63.7%

Gross profit	212,971	38.6%	186,335	38.2%	158,732	36.3%
Selling, general and administrative expenses	165,166	29.9%	147,009	30.1%	127,470	29.1%
Depreciation and amortization	18,431	3.3%	16,261	3.3%	12,583	2.9%

Income from operations	29,374	5.3%	23,065	4.7%	18,679	4.3%
Interest income	404	0.1%	2,495	0.5%	2,383	0.5%
Interest expense	(92)	(0.0)%	(307)	(0.0)%	(469)	(0.1)%

Income before income tax expense	29,686	5.4%	25,253	5.2%	20,593	4.7%
Income tax expense	9,969	1.8%	7,870	1.6%	6,379	1.5%

Net income	$19,717	3.6%	$17,383	3.6%	$14,214	3.2%

The following table provides information, for the years indicated, about the number of total stores open at the beginning of the year, stores opened and closed during each year, total stores open at the end of each year and comparable store sales for the years:

	Fiscal Year Ended
	January 30, 2010	January 31, 2009	February 2, 2008

Total stores open, beginning of year	357	319	277
New stores	49	39	42
Closed stores	(3)	(1)	0

Total stores open, end of year	403	357	319

Comparable store sales increase (1)	0.6%	0.0%	1.0	%(2)

(1)             Stores included in the comparable store sales calculation for any year are those stores that were opened prior to the beginning of the preceding fiscal year and were still open at the end of such year. Relocated stores and expanded stores are included in the comparable store sales results.

(2)             The Company is reporting comparable store sales on a comparable store and comparable weeks basis. For fiscal 2007, the 52 weeks ended February 2, 2008 are compared to the 52 weeks ended February 3, 2007.

Fiscal 2009 Compared to Fiscal 2008

Net Sales. Net sales increased $63.7 million, or 13.0%, to $551.9 million in fiscal 2009 from $488.2 million in fiscal 2008.  The increase in net sales was due primarily to 49 new store openings in fiscal 2009 and 39 new store openings in fiscal 2008 for which there was not a full year of sales in fiscal 2008, partially offset by the closing of three stores in fiscal 2009 and one store in fiscal 2008.  Additionally, comparable store sales were up 0.6% in fiscal 2009. The 49 stores opened in fiscal 2009 accounted for $36.0 million of the increase in sales, the 39 stores opened in fiscal 2008 accounted for $26.5 million of the increase, and the 315 comparable stores contributed $3.1 million in additional sales, while the closed stores had the effect of reducing sales by $1.9 million. Comparable stores include locations that have been relocated or expanded.  There were 11 stores relocated or expanded in fiscal 2009 and 9 stores relocated or expanded in fiscal 2008.  Sales in these comparable relocated and expanded stores increased 9.3% in fiscal 2009, while sales in all other comparable stores decreased less than 0.1%.

Approximately 70% of the 0.6% improvement in comparable store sales was due to an increase in the number of customer transactions, with the remainder due to a higher average customer purchase.  Comparable store sales changes by major merchandise class were as follows:  Accessories +11%; Home +6%; Children’s +2%; Men’s -2%; and Women’s -2%.

Gross Profit. Gross profit increased $26.7 million, or 14.3%, to $213.0 million in fiscal 2009 from $186.3 million in fiscal 2008. The increase in gross profit is a result of the increase in sales, together with an improvement in the gross margin to 38.6% in fiscal 2009 from 38.2% in fiscal 2008. This increase in gross margin resulted from inventory shrinkage as a percentage of sales being 40 basis points lower due to steps taken to better control inventory shrinkage, including, a greater focus on problem stores by the store operations and loss prevention departments, the addition of sophisticated surveillance systems in high shrinkage stores, and lower inventory levels.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $18.2 million, or 12.4%, to $165.2 million in fiscal 2009 from $147.0 million in fiscal 2008. The increase in these expenses was due primarily to additional store level, distribution and corporate costs arising from the opening of 49 new stores in fiscal 2009 and 39 new stores in fiscal 2008. Selling, general and administrative expenses as a percentage of net sales decreased to 29.9% in fiscal 2009 from 30.1% in fiscal 2008.  Typically, it is difficult for us to achieve such expense leverage when comparable store sales increase at a rate as low as 0.6%, because most expense components have inflation in excess of that level. However, expenses were tightly controlled in 2009 in expectation of a slow sales environment.  As a result, the 12.4% increase in expenses was less than the 13.0% increase in net sales and the 15.1% increase in store selling square footage.

Depreciation and Amortization. Depreciation and amortization expense increased $2.1 million, or 13.3%, to $18.4 million in fiscal 2009 from $16.3 million in fiscal 2008, as the result of capital expenditures incurred for new and relocated/expanded stores and the completion of the expansion of the Darlington distribution center in early 2008.

Interest Income. Interest income decreased to $0.4 million in fiscal 2009 from $2.5 million in fiscal 2008 due to a declining interest rate environment which affected our returns on auction rate securities as well as cash and cash equivalents.

Interest Expense. Interest expense decreased to $0.1 million in fiscal 2009 from $0.3 million in fiscal 2008 due to the normal decline in the interest portion of payments on our capital lease obligations as the principal portion of such obligations was reduced.

Income Tax Expense. Income tax expense increased $2.1 million, or 26.7%, to $10.0 million in fiscal 2009 from $7.9 million in fiscal 2008 due to higher pretax earnings in fiscal 2009 and an increase in the effective income tax rate to 33.6% in fiscal 2009 from 31.2% in fiscal 2008.  The increase in the tax rate was due to having less tax-free interest income in fiscal 2009, as discussed above.

Net Income. Net income increased 13.4% to $19.7 million in fiscal 2009 from $17.4 million in fiscal 2008 due to the factors discussed above.

Fiscal 2008 Compared to Fiscal 2007

Net Sales. Net sales increased $50.7 million, or 11.6%, to $488.2 million in fiscal 2008 from $437.5 million in fiscal 2007. The increase in net sales was due to 39 new store openings in fiscal 2008 and 42 new store openings in fiscal 2007 for which there was not a full year of sales in fiscal 2007, partially offset by the closing of one store in fiscal 2008.  Comparable store sales were up less than 0.1% in fiscal 2008. The 39 stores opened in fiscal 2008 accounted for $30.2 million of the increase in sales, the 42 stores opened in fiscal 2007 accounted for $20.7 million of the increase, and the 276 comparable stores contributed $0.3 million in additional sales, while the closed store had the effect of reducing sales by $0.5 million. Comparable stores include locations that have been relocated or expanded.  There were 9 stores relocated or expanded in fiscal 2008 and 12 stores relocated or expanded in fiscal 2007.  Sales in these comparable relocated and expanded stores increased 6.2% in fiscal 2008, while sales in all other comparable stores decreased 0.6%.

The negligible increase in comparable store sales included a 1.1% increase in the average customer purchase, offset by a similar decrease in the number of customer transactions.  Comparable store sales changes by major merchandise class were as follows:  Children’s +8%; Home +5%; Men’s -2%; Women’s -3%; and Accessories -8%.

Gross Profit. Gross profit increased $27.6 million, or 17.4%, to $186.3 million in fiscal 2008 from $158.7 million in fiscal 2007. The increase in gross profit is a result of the increase in sales, together with an improvement in the gross margin to 38.2% in fiscal 2008 from 36.3% in fiscal 2007. This increase in gross margin resulted primarily from merchandise markdowns being approximately 140 basis points lower as a percentage of sales due to improved management of inventory levels.  In addition, gross margin benefited from inventory shrinkage being approximately 40 basis points lower due to steps taken to better control inventory shrinkage, including, a reduction in the span of control given to our district managers in order to increase the level of supervision, a greater focus on problem stores by the store operations and loss prevention departments, the addition of sophisticated surveillance systems in high shrinkage stores, and lower inventory levels.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $19.5 million, or 15.3%, to $147.0 million in fiscal 2008 from $127.5 million in fiscal 2007. The increase in these expenses was due primarily to additional store level, distribution and corporate costs arising from the opening of 39 new stores in fiscal 2008 and 42 new stores in fiscal 2007. Selling, general and administrative expenses as a percentage of net sales increased to 30.1% in fiscal 2008 from 29.1% in fiscal 2007, due primarily to the deleveraging effect that occurs on expenses as a percentage of sales when comparable store sales increase at a rate that is lower than the rate of inflation on expenses. In particular, payroll-related costs increased 80 basis points due to this deleveraging effect, together with higher incentive compensation expense resulting from better results in relation to goals, and an increase in store supervision costs in connection with a reduction in the span of control given to our district managers. These increases in the expense percentage were partially offset by approximately $0.6 million of expenses in fiscal 2007 related to a secondary stock offering and stock registration of which the Company received no proceeds.

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

Interest Expense. Interest expense decreased to $0.3 million in fiscal 2008 from $0.5 million in fiscal 2007 due to the normal decline in the interest portion of payments on our capital lease obligations as the principal portion of such obligations was reduced.

Income Tax Expense. Income tax expense increased $1.5 million, or 23.4%, to $7.9 million in fiscal 2008 from $6.4 million in fiscal 2007 due primarily to higher pretax earnings in fiscal 2008. The effective income tax rates in fiscal 2008 and fiscal 2007 were virtually unchanged at 31.2% and 31.0%, respectively.

Net Income. Net income increased 22.3% to $17.4 million in fiscal 2008 from $14.2 million in fiscal 2007 due to the factors discussed above.

Liquidity and Capital Resources

Our cash requirements are primarily for working capital, expansion of our distribution infrastructure, opening of new stores, remodeling of our existing stores and the improvement of our information systems. Historically, we have met these cash requirements from cash flow from operations, short-term trade credit, borrowings under our revolving lines of credit, long-term debt and capital leases, and cash proceeds from our initial public offering.  We expect to be able to meet future cash requirements with cash flow from operations, short-term trade credit, existing cash balances and, if necessary, borrowings under our revolving credit facility (described below). In fiscal 2009, there was no need to borrow under the credit facility, including during the seasonal build of inventory in advance of the Christmas season. Due to our strong cash and cash equivalents position at January 30, 2010 ($63.0 million), we believe that we will likely not have to borrow under the credit facility during fiscal 2010.

Discussion of Cash Flows

Fiscal 2009 Compared to Fiscal 2008

As of January 30, 2010, we had total cash and cash equivalents of $63.0 million, compared with $33.5 million as of January 31, 2009. The most significant factors in the increase in our cash and cash equivalents position during fiscal 2009 were positive cash flow from operations and sales/redemptions of investment securities, partially offset by capital expenditures.

Inventory represented 36.0% of our total assets as of January 30, 2010, compared with 35.8% as of January 31, 2009.  Management’s ability to manage our inventory can have a significant impact on our cash flows from operations during a given interim period or fiscal year.  In addition, inventory purchases can be seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise.

Cash Flows Provided by Operating Activities. Net cash provided by operating activities was $42.8 million in fiscal 2009 compared with $39.6 million in fiscal 2008. The main source of cash during fiscal 2009 was net income, adjusted for noncash expenses such as depreciation and amortization, deferred income taxes, loss on disposal of property and equipment, and stock-based compensation expense, totaling $39.8 million (compared with $35.4 million in fiscal 2008).  In addition, cash provided by operating activities benefited from (1) accounts payable increasing $10.4 million (compared with $8.7 million in fiscal 2008) due to an increase in inventory and an improvement in inventory turnover in fiscal 2009 which resulted in more of our inventory still being in accounts payable at year end; (2) income tax payable increasing $2.9 million (compared with $0.7 million in fiscal 2008) due to higher pretax income and a higher effective tax rate in fiscal 2009; (3) accrued expenses and other long-term liabilities increasing $2.6 million (compared with $1.7 million in fiscal 2008) which represents a 13.1% increase, relatively consistent with the Company’s growth during 2009; and (4) accrued compensation increasing $2.0 million (compared with $2.3 million in fiscal 2008) due to the Company’s growth and a higher bonus accrual resulting from improved performance in relation to our budget in fiscal 2009.  The only significant use of cash was inventory which increased $14.6 million (compared with $3.8 million in fiscal 2008).  Approximately 75% of the increase in inventory was in new stores, while the remainder was in comparable stores and the distribution centers.  There was more inventory in comparable stores due to a shift of sales near the end of fiscal 2009 from late January to early February, causing inventories on the last day of the year to be higher than normal.  This shift in sales was a result of later income tax refunds, which often spur spending by our customers, and the last weekend of fiscal 2009 experiencing sales declines due to weather-related store closings and a shift in the timing of the first of the month around the end of the fiscal year.

Cash Flows Used in Investing Activities. Cash used in investing activities was $12.8 million in fiscal 2009 compared with $11.4 million in fiscal 2008.  Cash used for the purchase of property and equipment was $23.6 million during fiscal 2009 and $23.0 million in fiscal 2008, with fiscal 2009 including capital expenditures for more new stores (49 vs. 39) and fiscal 2008 including the final portion of the costs related to completing the expansion of the Darlington, South Carolina distribution center which began in fiscal 2007.  Sales/redemptions of municipal auction rate securities, net of purchases, provided cash of $10.8 million and $11.7 million in fiscal 2009 and 2008, respectively.

Cash Flows Used in Financing Activities. Cash used in financing activities was $0.5 million in fiscal 2009 and $0.9 million in fiscal 2008. Cash used in financing activities consisted of payments on capital lease obligations totaling $1.4 million and $1.6 million in fiscal 2009 and 2008, respectively, partially offset by cash provided in connection with stock option exercises and the related tax benefits.

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

Inventory represented 35.8% of our total assets as of January 31, 2009, compared with 39.2% as of February 2, 2008. Management’s ability to manage our inventory can have a significant impact on our cash flows from operations during a given interim period or fiscal year. In addition, inventory purchases can be seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise.

Cash Flows Provided by Operating Activities. Net cash provided by operating activities was $39.6 million in fiscal 2008 compared to $16.6 million in fiscal 2007. The main source of cash during fiscal 2008 was net income, adjusted for noncash expenses such as depreciation and amortization, deferred income taxes, loss on disposal of property and equipment, and stock-based compensation expense, totaling $35.4 million (compared with $27.0 million in fiscal 2007).  In addition, cash provided by operating activities benefited from accounts payable increasing $8.7 million (compared with a decrease of $3.3 million in fiscal 2007), despite inventory increasing only $3.8 million, due to improved inventory turnover which caused a greater percentage of inventory purchases to be included in accounts payable as of the end of fiscal 2008. The only significant use of cash, other than inventory, was a $4.1 million increase in prepaid and other current assets (compared with $1.1 million in fiscal 2007) due to (1) an increase in receivables from landlords for tenant improvement reimbursements, as the result of an effort by us to take on more of the construction work for new store leasehold improvements, in order to better control the projects, in return for reimbursements from the landlords, and (2) normal increases in credit card receivables, prepaid rent and prepaid insurance due to the Company’s growth.

Cash Flows Used in Investing Activities. Cash used in investing activities was $11.4 million in fiscal 2008 compared with $20.3 million in fiscal 2007. Cash used for the purchase of property and equipment was $7.1 million lower during fiscal 2008 than in fiscal 2007 due primarily to the larger portion of the capital expenditures related to the expansion of the Darlington, South Carolina distribution center occurring in fiscal 2007.  In addition, fiscal 2007 capital expenditures included the purchase of our corporate headquarters/inventory storage facility in Savannah, Georgia that had previously been leased. Sales/redemptions of municipal auction rate securities, net of purchases, provided cash of $11.7 million and $9.8 million in fiscal 2008 and 2007, respectively.

Cash Flows (Used in)/Provided by Financing Activities. Cash used in financing activities was $0.9 million in fiscal 2008 and cash provided by financing activities was $2.2 million in fiscal 2007. Cash used in financing activities consisted of payments on capital lease obligations totaling $1.6 million and $1.8 million in fiscal 2008 and 2007, respectively.  In addition, cash totaling $1.0 million was used in fiscal 2008 to settle a stock option exercise.  Cash provided by financing activities consisted primarily of the tax benefit from stock option exercises of $1.2 million in 2008 and $3.5 million in fiscal 2007.

Liquidity Sources, Requirements and Contractual Cash Requirements and Commitments

Our principal sources of liquidity consist of: (i) cash and cash equivalents (which equaled $63.0 million as of January 30, 2010); (ii) short-term trade credit; (iii) cash generated from operations on an ongoing basis as we sell our merchandise inventory; and (iv) a $20 million revolving credit facility. Trade credit represents a significant source of financing for inventory purchases and arises from customary payment terms and trade practices with our vendors.  Historically, our principal liquidity requirements have been for working capital and capital expenditure needs.

As of January 30, 2010, we had $29.7 million ($33.0 million at par value) of investments in municipal auction rate securities (“ARS”) issued by student loan funding organizations. These securities are high-grade (at least AA-rated with one or more rating agencies) and approximately 76% are either guaranteed by the Department of Education under the Federal Family Education Loan Program (37%) or backed by insurance companies, AMBAC Assurance Corporation (32%) or MBIA Insurance Corporation (7%). Historically, liquidity for investors in ARS was provided via an auction process that reset the interest rate every 35 days, allowing investors to either roll over their investments or sell them at par value. Beginning in February 2008, there was insufficient demand for these types of investments during the auctions and, as a result, these securities became illiquid. Although the auctions for the securities have failed, $23.0 million of our ARS have been redeemed at par value by certain issuers and our investment banks since February 2008. In addition, we have not experienced any defaults and continue to earn and receive interest on all of the investments that we still own.

In November 2008, we accepted an offer (the “Right”) from UBS AG (“UBS”) allowing us to sell at par value our remaining ARS to UBS at anytime during a two-year period from June 30, 2010 through July 2, 2012.  As of January 30, 2010, the Right was valued at $3.3 million.  In accepting the Right, we granted UBS the authority to sell or auction the ARS at par value at any time up until the expiration date of the Right and released UBS from any claims relating to the marketing and sale of ARS.  We will continue to earn interest on the ARS until they are liquidated.  The obligations of UBS under the Right are not secured by its assets and do not require UBS to obtain any financing to purchase the ARS.  UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Right.  If UBS does not have sufficient funding to buy back the ARS and no alternative buyers are located either through the auction process, issuer redemptions or other means, then we may not be able to access cash by selling these securities without incurring a loss of principal.

We believe that our existing sources of liquidity will be sufficient to fund our operations and anticipated capital expenditures for at least the next 12 months.

We anticipate that capital expenditures will be approximately $45 million to $50 million in fiscal 2010, approximately one-half of which is expected to relate to the Company’s next distribution center in the southwestern United States.  Most of the other expenditures will relate to the capital costs associated with approximately 55 new stores that we plan to open in fiscal 2010. We plan to finance these capital expenditures with cash flow from operations and existing cash balances.

The following table discloses aggregate information about our contractual obligations as of January 30, 2010 and the periods in which payments are due:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Contractual obligations:
Operating leases (1)	$94,654	$27,093	$42,828	$19,739	$4,994
Purchase obligations	82,081	82,081	—	—	—
Total contractual cash obligations	$176,735	$109,174	$42,828	$19,739	$4,994

(1)          Represents fixed minimum rents in stores and does not include incremental rents which are computed as a percentage of net sales. For example, in fiscal 2009 incremental percentage rent was approximately $1.5 million, which represented 5.4% of total rent expense.

Indebtedness. On March 25, 2009, we amended our credit facility with Bank of America to extend the expiration date to March 24, 2010 and to lower the commitment from $35 million to $20 million, reflecting our cash position and the fact that we previously had not had any borrowings under the facility.  In addition, changes were made to the pricing of the facility, including an increase in the unused commitment fee from 0.15% to 0.25% and an amendment of the interest rates. Loans under the amended facility bear interest at either (a) a rate equal to the highest of (i) the Federal Funds Rate plus 0.50%, (ii) LIBOR plus 1.0% and (iii) Bank of America’s prime rate, plus an applicable margin; or (b) a rate equal to LIBOR plus an applicable margin. The applicable margin is dependent on our consolidated leverage ratio and ranges from 0.75% to 1.25% for loans bearing interest at the rate described under (a) above and from 1.75% to 2.25% for loans bearing interest at the rate described under (b) above. Under the terms of the credit facility, the payment of cash dividends is prohibited and there is one financial covenant (consolidated leverage ratio). On March 22, 2010, the facility was amended to extend the expiration date to March 22, 2012. We have had no borrowings under the facility.

Operating Leases. We lease our stores under operating leases, which generally have an initial term of five years with renewal options. The typical store lease requires a combination of both fixed monthly rents and contingent rents computed as a percentage of net sales after a certain sales threshold has been met. For fiscal 2009, rent expense was $28.2 million compared with $23.1 million in fiscal 2008 (including $1.5 million and $1.6 million of percentage rent, respectively, in fiscal 2009 and 2008).

Purchase Obligations. As of January 30, 2010, we had purchase obligations of $82.1 million, all of which were for less than one year. These purchase obligations primarily consist of outstanding merchandise orders.

Off-Balance Sheet Arrangements

Other than the store operating leases described above, we do not have any off-balance sheet arrangements.

Outstanding Stock Options

As of January 30, 2010, we had outstanding vested options to purchase 111,990 shares of common stock at a weighted average exercise price of $22.59 per share and outstanding unvested options to purchase 11,738 shares of common stock at a weighted average price of $41.14 per share. The per share value of each share of common stock underlying the vested and unvested options, based on the difference between the exercise price per option and the estimated fair market value of the shares at the dates of the grant of the options (also referred to as intrinsic value), ranges from $0 to $1.25 per share. Based on the closing price of our common stock of $31.13 per share on January 29, 2010, the intrinsic value of the options outstanding on January 30, 2010 was $1,414,000, substantially all of which related to vested options.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We believe the following critical accounting policies describe the more significant judgments and estimates used in the preparation of the consolidated financial statements:

Revenue Recognition

While the recognition of revenue is predominantly derived from routine retail transactions and does not involve significant judgment, revenue recognition represents an important accounting policy of ours. We recognize retail sales net of sales taxes at the time the customer takes possession of and pays for merchandise, less an allowance for returns. We allow customers to return merchandise for up to thirty days after the date of sale and we reduce revenues for each fiscal year using a combination of actual and estimated return information for the returns in the thirty days after the year ends. As of January 30, 2010, the provision for returns was $224,000. Revenue from layaway sales is recognized when the customer has paid for and received the merchandise. If the merchandise is not fully paid for within sixty days, the customer is given a store credit for merchandise payments made, less a re-stocking fee and a layaway service charge. Layaway service charges, which are non-refundable, are recognized in revenue when collected. Gift cards were introduced in 45 stores in late fiscal 2009, with a rollout to all other stores expected to occur in 2010. Proceeds from the sale of gift cards are deferred until the customers use the cards to purchase merchandise. No amounts have yet been amortized into income for gift cards not expected to be redeemed (“breakage”) due to the lack of time that has lapsed since cards began being sold under the recently implemented program. All sales are from cash, check or major credit card company transactions. We do not offer company-sponsored customer credit accounts. There were no material changes in the estimates or assumptions related to revenue recognition during fiscal 2009.

Inventory

Inventory is stated at the lower of cost (first-in, first-out basis) or market as determined by the retail inventory method for store inventory and the average cost method for distribution center inventory. Under the retail inventory method, the cost value of inventory and gross margins are determined by calculating a cost-to-retail ratio and applying it to the retail value of inventory. Inherent in the retail inventory calculation are certain significant management judgments and estimates, including, among others, merchandise markups, markdowns and shrinkage, which impact the ending inventory valuation at cost as well as resulting gross margins. Merchandise markdowns are reflected in the inventory valuation when the price of an item is lowered in the stores. As a result, we believe the retail inventory method results in a more conservative inventory valuation than other accounting methods. We estimate and record an allowance for shrinkage for the period between the last physical count and the balance sheet date. The estimate of shrinkage can be affected by changes in actual shrinkage trends. Inventory shrinkage as a percentage of sales has ranged from 1.1% to 1.9% during fiscal years 2007 through 2009. Many retailers have arrangements with vendors that provide for rebates and allowances under certain conditions, which ultimately affect the value of the inventory. We do not generally enter into such arrangements with our vendors. There were no material changes in the estimates or assumptions related to the valuation of inventory during fiscal 2009.

Property and Equipment, net

We have a significant investment in property and equipment stated at cost less accumulated depreciation and amortization. Equipment under capital leases is stated at the present value of the required minimum lease payments. Depreciation and amortization are computed using the straight-line method over the lesser of the estimated useful lives (primarily three to five years for computer equipment and furniture, fixtures and equipment, five years for leasehold improvements, seven years for major purchased software systems, and fifteen to twenty years for buildings and building improvements) of the related assets or the relevant lease term. Any reduction in these estimated useful lives would result in a higher annual depreciation expense for the related assets. There were no material changes in the estimates or assumptions related to the valuation and classification of property and equipment during fiscal 2009.

Impairment of Long-Lived Assets

We continually evaluate whether events and changes in circumstances warrant revised estimates of the useful lives or recognition of an impairment loss for long-lived assets. If facts and circumstances indicate that a long-lived asset, including property and equipment, may be impaired, the carrying value is reviewed. If this review indicates that the carrying value of the asset will not be recovered as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value. Impairment losses charged to depreciation expense totaled approximately $0.1 million in fiscal 2009. There were no impairment losses recognized in fiscal 2008 or 2007. Impairment losses in the future are dependent on a number of factors such as site selection and general economic trends, and thus could be significantly different from historical results. To the extent our estimates for net sales, gross profit and store expenses are not realized, future assessments of recoverability could result in impairment charges. There were no material changes in the estimates or assumptions related to impairment of long-lived assets during fiscal 2009.

Fair Value Measurements

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

As of January 30, 2010, we had $29.7 million ($33.0 million at par value) of investments in municipal auction rate securities (“ARS”) issued by student loan funding organizations. The ARS are classified as trading securities in current assets as of January 30, 2010 and are reflected at estimated fair value. These securities are high-grade (at least AA-rated with one or more rating agencies) and approximately 76% are either guaranteed by the Department of Education under the Federal Family Education Loan Program (37%) or backed by insurance companies, AMBAC Assurance Corporation (32%) or MBIA Insurance Corporation (7%). Historically, liquidity for investors in ARS was provided via an auction process that reset the interest rate every 35 days, allowing investors to either roll over their investments or sell them at par value. Beginning in February 2008, there was insufficient demand for these types of investments during the auctions and, as a result, these securities became illiquid. Although the auctions for the securities have failed, $23.0 million of our ARS have been redeemed at par value by certain issuers and our investment banks since February 2008.  In addition, we have not experienced any defaults and continue to earn and receive interest on all of the investments that we still own.

There was insufficient observable market information available as of January 30, 2010 to determine the fair value of ARS held by us. Accordingly, we estimated Level 3 fair values for these securities based on assumptions that market participants would use in their estimates of fair value. These assumptions included, among other things, discounted cash flow projections, the timing of expected future successful auctions or redemptions, collateralization of the underlying securities and the creditworthiness of the issuers and insurance companies.  Based on this Level 3 valuation, we valued the ARS investments at $29.7 million as of January 30, 2010, representing a $3.3 million decline from par value.

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

The Right represents a put option and is recognized as an instrument separate from the ARS.  We elected to account for this Right at its fair value of $3.3 million using a discounted cash flow approach that includes estimates of interest rates and the credit risk associated with UBS.  This valuation is based on unobservable inputs, therefore, represents a Level 3 fair value.  We expect that subsequent changes in the value of the Right will largely offset the subsequent fair value movements of the ARS, subject to the continued expected performance by UBS of its obligations under the Right.

Insurance Liabilities

We are largely self-insured for workers’ compensation costs and employee medical claims.  Our self-insurance liabilities are based on the total estimated costs of claims filed and estimates of claims incurred but not reported, less amounts paid against such claims.  We use current and historical claims data, together with information from actuarial studies, in developing our estimates.  The insurance liabilities we record are primarily influenced by the frequency and severity of claims and the Company’s growth.  If the underlying facts and circumstances related to the claims change, then we may be required to record more or less expense which could be material in relation to our results of operations.  There were no material changes in the estimates or assumptions related to insurance liabilities during fiscal 2009, except that estimates for workers’ compensation costs were required for the entire year in fiscal 2009 versus just two months in fiscal 2008 due to the conversion in late fiscal 2008 of our insurance policy to a much higher level of self-insurance.

Stock-Based Compensation

Compensation expense associated with all nonvested restricted stock and stock options is recognized based on an estimate of the grant-date fair value of each equity award. The fair values of grants of nonvested restricted stock are estimated based on the closing stock price on the grant date while the fair values of stock option awards are estimated at each grant date using the Black-Scholes Merton option pricing model. There were no grants of options in fiscal 2009. If factors change and we employ different assumptions in future periods, the stock-based compensation expense may differ significantly from the amount recorded in the current period. There were no material changes in the estimates or assumptions used to determine stock-based compensation during fiscal 2009.

Operating Leases

We lease all of our store properties and account for the leases as operating leases. Many lease agreements contain tenant improvement allowances, rent holidays, rent escalation clauses and/or contingent rent provisions. For purposes of recognizing incentives and minimum rent expense on a straight-line basis over the terms of the leases, we use the date of initial possession to begin amortization, which is generally when we enter the space and begin to make improvements in preparation of intended use.

For scheduled rent escalation clauses during the lease terms or for rental payments commencing “rent holidays” at a date other than the date of initial occupancy, we record minimum rent expense on a straight-line basis over the terms of the leases. Tenant improvement allowances are included in accrued expenses (current portion) and other long-term liabilities (noncurrent portion) and are amortized over the lease term. Changes in the balances of tenant improvement allowances are included as a component of operating activities in the consolidated statements of cash flows.

Certain leases provide for contingent rents that are not measurable at inception. These contingent rents are primarily based on a percentage of net sales that are in excess of a predetermined level. These amounts are excluded from minimum rent and are included in the determination of total rent expense when it is probable that the expense has been incurred and the amount is reasonably estimable. There were no material changes in the estimates or assumptions related to operating leases during fiscal 2009.

Accounting for Income Taxes

We account for income taxes under the asset and liability method. The computation of income taxes is subject to estimation due to the judgment required and the uncertainty related to the recoverability of deferred tax assets or the outcome of tax audits. We adjust our income tax provision in the period it is determined that actual results will differ from our estimates. Tax law and rate changes are reflected in the income tax provision in the year in which such changes are enacted. There were no material changes in the estimates or assumptions related to income taxes during fiscal 2009.

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

Recent Accounting Pronouncements

See note 2 to our consolidated financial statements included in this Report for recently issued accounting standards, including the expected dates of adoption and estimated effects on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to financial market risks related to changes in interest rates earned on our investments. We cannot predict market fluctuations in interest rates. As a result, future results may differ materially from estimated results due to changes in interest rates. A hypothetical 100 basis point change in prevailing market interest rates would not have materially impacted our financial position, results of operations or cash flows for fiscal 2009. We do not engage in financial transactions for trading or speculative purposes and have not entered into any interest rate hedging contracts. Interest rates on our credit facility did not impact us in fiscal 2009 because we did not borrow during the year.

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

As of January 30, 2010, we had $29.7 million ($33.0 million at par value) of investments in municipal auction rate securities (“ARS”) issued by student loan funding organizations. These securities are high-grade (at least AA-rated with one or more rating agencies) and approximately 76% are either guaranteed by the Department of Education under the Federal Family Education Loan Program (37%) or backed by insurance companies, AMBAC Assurance Corporation (32%) or MBIA Insurance Corporation (7%). Historically, liquidity for investors in ARS was provided via an auction process that reset the interest rate every 35 days, allowing investors to either roll over their investments or sell them at par value. Beginning in February 2008, there was insufficient demand for these types of investments during the auctions and, as a result, these securities became illiquid. Although the auctions for the securities have failed, $23.0 million of our ARS have been redeemed at par value by certain issuers and our investment banks since February 2008.  In addition, we have not experienced any defaults and continue to earn and receive interest on all of the investments that we still own.

In November 2008, we accepted an offer (the “Right”) from UBS AG (“UBS”) allowing us to sell at par value our remaining ARS to UBS at anytime during a two-year period from June 30, 2010 through July 2, 2012.  As of January 30, 2010, the Right was valued at $3.3 million.  In accepting the Right, we granted UBS the authority to sell or auction the ARS at par value at any time up until the expiration date of the Right and released UBS from any claims relating to the marketing and sale of ARS.  We will continue to earn interest on the ARS until they are liquidated.  The obligations of UBS under the Right are not secured by its assets and do not require UBS to obtain any financing to purchase the ARS.  UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Right.  If UBS does not have sufficient funding to buy back the ARS and no alternative buyers are located either through the auction process, issuer redemptions or other means, then we may not be able to access cash by selling these securities without incurring a loss of principal.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item and the report of the independent accountant thereon required by Item 14(a)(2) appear beginning on page F-2 of this Report.  See accompanying Index to the consolidated financial statements on page F-1. The supplementary financial data required by Item 302 of Regulation S-K appears in note 12 to the consolidated financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer each concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information has been accumulated and communicated to our management, including the officers who certify our financial reports, as appropriate, to allow timely decisions regarding the required disclosures.

Our disclosure controls and procedures are designed to provide reasonable assurance that the controls and procedures will meet their objectives. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended January 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this Item with respect to our executive officers and directors, compliance by our directors, executive officers and certain beneficial owners of our common stock with Section 16(a) of the Exchange Act, the committees of our Board of Directors, our Audit Committee Financial Expert and our Code of Ethics is incorporated herein by reference to information under the captions entitled “Board of Directors and Committees of the Board of Directors,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance”  in our definitive proxy statement (to be filed hereafter) in connection with our 2010 Annual Meeting of Stockholders and possibly elsewhere in the proxy statement (or will be filed by amendment to this Report).

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to information under the captions entitled “Executive Compensation,” “Board of Directors and Committees of the Board of Directors” and “Compensation Committee Report” in our definitive proxy statement (to be filed hereafter) in connection with our 2010 Annual Meeting of Stockholders and possibly elsewhere in the proxy statement (or will be filed by amendment to this Report).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item with respect to ownership of our common stock is incorporated herein by reference to the information under the caption entitled “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement (to be filed hereafter) in connection with our 2010 Annual Meeting of Stockholders and possibly elsewhere in the proxy statement (or will be filed by amendment to this Report).

Equity Compensation Plan Information.  The following table represents those securities authorized for issuance as of January 30, 2010 under our existing equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1) (a)	Weighted average exercise price of outstanding options, warrants and rights (2) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (3) (c)
Equity compensation plans approved by security holders	432,759	$24.35	739,645
Equity compensation plans not approved by security holders	—	—	—
Total	432,759	$24.35	739,645

(1)

Includes 31,798 outstanding options issued under the 1999 Allied Fashion Stock Option Plan.  This plan was replaced in May 2005 by the Citi Trends, Inc. 2005 Long-Term Incentive Plan (the “Incentive Plan”), which provides for the issuance of up to 1,300,000 shares of common stock upon the exercise of stock options or as awards of nonvested restricted stock and other performance awards. Also, includes 91,930 outstanding options and 309,031 nonvested restricted stock grants issued under the Incentive Plan.

(2)	The weighted average exercise price is for options only and does not include nonvested restricted stock.

(3)	Consists of shares available for awards of options, nonvested restricted stock and other performance awards under the Incentive Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information under the captions entitled “Certain Relationships and Related Party Transactions” and “Board of Directors and Committees of the Board of Directors” in our definitive proxy statement (to be filed hereafter) in connection with our 2010 Annual Meeting of Stockholders and possibly elsewhere in the proxy statement (or will be filed by amendment to this Report).

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information under the caption entitled “Ratification of Independent Registered Public Accounting Firm” in our definitive proxy statement (to be filed hereafter) in connection with our 2010 Annual Meeting of Stockholders and possibly elsewhere in the proxy statement (or will be filed by amendment to this Report).

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

10.2

Lease Agreement, dated as of September 30, 2004, by and between Meyer Warehouse, LLC, as landlord, and Citi Trends, Inc., as tenant (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-123028) filed with the SEC on February 28, 2005)

10.3

$3.0 Million Loan Agreement between Citi Trends, Inc. and Bank of America dated June 16, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2006)

10.4

Amendment No. 1 dated August 28, 2006 to $3.0 Million Loan Agreement between Citi Trends, Inc. and Bank of America dated June 16, 2006 (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended February 3, 2007)

*10.5

Allied Fashion, Inc. Amended and Restated 1999 Stock Option Plan (as previously amended and restated effective as of June 17, 2004) (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-8 (File No. 333-125611) filed with the SEC on June 8, 2005)

*10.6

Amendment to the 1999 Allied Fashion Inc. Stock Option Plan (as previously amended and restated effective as of June 17, 2004) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 28, 2006)

*10.7	Citi Trends, Inc. 2005 Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2008)

*10.8	Form of Restricted Stock Award Agreement for Employees (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2008)

*10.9	Form of Restricted Stock Award Agreement for Directors (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended February 3, 2007)

*10.10	Form of Stock Option Agreement for Employees (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended February 3, 2007)

*10.11	Form of Stock Option Agreement for Directors (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended February 3, 2007)

*10.12	Offer Letter to Ivy Council dated December 6, 2006 (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended February 2, 2008)

*10.13	Offer Letter to Bruce D. Smith dated April 2, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2007)

*10.14

Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and Bruce D. Smith dated April  2, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2007)

10.15

Credit Agreement dated March 26, 2008 among Citi Trends, Inc., as Borrower, the Subsidiaries of the Borrower identified therein, as the Guarantors, and Bank of America, N.A., as Lender (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended February 2, 2008)

*10.16

Employment Agreement between the Company and Elizabeth Feher dated April 2, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 3, 2008)

*10.17

Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and Elizabeth Feher dated April 2, 2008 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 3, 2008)

10.18

UBS Offer Letter dated October 8, 2008, together with Acceptance Form of Citi Trends, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 1, 2008)

*10.19

Employment Agreement between the Company and R. David Alexander, Jr. dated December 5, 2008 (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended January 31, 2009)

*10.20

Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and R. David Alexander, Jr. dated December 5, 2008 (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended January 31, 2009)

10.21

First Amendment to Credit Agreement, dated as of March 25, 2009, by and between Citi Trends, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended January 31, 2009)

*10.22

Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and R. Edward Anderson dated March 25, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2009)

*10.23

Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and R. David Alexander, Jr. dated March 25, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2009)

*10.24

Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and Elizabeth R. Feher dated March 25, 2009 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2009)

*10.25

Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and Bruce D. Smith dated March 25, 2009 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2009)

*10.26

Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and Ivy D. Council dated March 25, 2009 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2009)

*10.27

Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and James A. Dunn dated March 25, 2009 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2009)

*10.28

Severance Agreement between the Company and R. Edward Anderson dated March 25, 2009 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2009)

*10.29

Severance Agreement between the Company and R. David Alexander, Jr. dated March 25, 2009 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2009)

*10.30

Severance Agreement between the Company and Elizabeth R. Feher dated March 25, 2009 (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2009)

*10.31

Severance Agreement between the Company and Bruce D. Smith dated March 25, 2009 (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2009)

*10.32

Severance Agreement between the Company and Ivy D. Council dated March 25, 2009 (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2009)

*10.33

Severance Agreement between the Company and James A. Dunn dated March 25, 2009 (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2009)

*10.34	Citi Trends, Inc. Annual Incentive Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2009)

*10.35	Form of Restricted Stock Award Agreement for Employees (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2009)

*10.36	Form of Restricted Stock Award Agreement for Directors (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2009)

*10.37	Second Amendment to Credit Agreement, dated as of March 22, 2010, by and between Citi Trends, Inc. and Bank of America, N.A.

21.1	Subsidiary of the Registrant

23.1	Consent of KPMG LLP

31.1	Certification of R. David Alexander, Jr., President and Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Bruce D. Smith, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of R. David Alexander, Jr., President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Bruce D. Smith, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITI TRENDS, INC.
(Registrant)

Date	April 14, 2010	By	/s/ R. David Alexander, Jr.	/s/ Bruce D. Smith
			R. David Alexander, Jr.	Bruce D. Smith
			President and Chief Executive Officer (Principal Executive Officer)	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ R. David Alexander, Jr.	President and Chief Executive Officer	April 14, 2010
R. David Alexander, Jr.	(Principal Executive Officer) and Director

/s/ Bruce D. Smith	Executive Vice President and	April 14, 2010
Bruce D. Smith	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ R. Edward Anderson	Chairman of the Board of Directors	April 14, 2010
R. Edward Anderson

/s/ Brian P. Carney	Director	April 14, 2010
Brian P. Carney

/s/ Lawrence E. Hyatt	Director	April 14, 2010
Lawrence E. Hyatt

/s/ John S. Lupo	Director	April 14, 2010
John S. Lupo

/s/ Patricia M. Luzier	Director	April 14, 2010
Patricia M. Luzier

Citi Trends, Inc.
Index to Consolidated Financial Statements

CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED JANUARY 30, 2010, JANUARY 31, 2009 AND FEBRUARY 2, 2008

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we assessed the effectiveness of our internal control over financial reporting as of January 30, 2010, based on the criteria described in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our management concluded that our internal control over financial reporting was effective based on those criteria as of January 30, 2010.

Our independent registered public accounting firm, KPMG LLP, audited the effectiveness of our internal control over financial reporting as of January 30, 2010, as stated in their attestation report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Citi Trends, Inc.:

We have audited the accompanying consolidated balance sheets of Citi Trends, Inc. and subsidiary (the Company) as of January 30, 2010 and January 31, 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years ended January 30, 2010, January 31, 2009, and February 2, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citi Trends, Inc. and subsidiary as of January 30, 2010 and January 31, 2009, and the results of their operations and their cash flows for each of the fiscal years ended January 30, 2010, January 31, 2009, and February 2, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Citi Trends, Inc.’s internal control over financial reporting as of January 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 13, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in note 2 to the financial statements, the Company has changed its method of accounting for fair value measurements effective February 3, 2008 due to the adoption of SFAS No. 157, Fair Value Measurements, (included in FASB ASC 820-Fair Value Measurements and Disclosures) and as discussed in note 7 to the consolidated financial statements, the Company has changed its method of accounting for uncertainties in income taxes effective February 4, 2007 due to the adoption of Financial Accounting Standards Board Interpretation No. 48- Accounting for Uncertainty in Income Taxes-an interpretation of FAS 109,(included in FASB ASC 740- Income Taxes).

(signed) KPMG LLP

April 13, 2010
Jacksonville, Florida
Certified Public Accountants

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Citi Trends, Inc.:

We have audited Citi Trends, Inc.’s (the Company) internal control over financial reporting as of January 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report On Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Citi Trends, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Citi Trends, Inc. as of January 30, 2010 and January 31, 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the fiscal years ended January 30, 2010, January 31, 2009, and February 2, 2008, and our report dated April 13, 2010 expressed an unqualified opinion on those consolidated financial statements.

(signed) KPMG LLP

April 13, 2010

Jacksonville, Florida

Certified Public Accountants

Citi Trends, Inc.

Consolidated Balance Sheets

January 30, 2010 and January 31, 2009

(in thousands, except share data)

	January 30, 2010	January 31, 2009
Assets
Current assets:
Cash and cash equivalents	$62,993	$33,516
Short-term investment securities	33,025	—
Inventory	100,874	86,259
Prepaid and other current assets	10,409	10,625
Deferred tax asset	4,518	3,447
Total current assets	211,819	133,847
Property and equipment, net	63,791	58,861
Long-term investment securities	—	43,825
Goodwill	1,371	1,371
Deferred tax asset	2,488	2,480
Other assets	517	405
Total assets	$279,986	$240,789

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$62,706	$52,295
Accrued expenses	12,773	11,478
Accrued compensation	9,500	7,514
Current portion of capital lease obligations	—	1,403
Income tax payable	3,024	682
Layaway deposits	645	564
Total current liabilities	88,648	73,936
Other long-term liabilities	9,995	8,646
Total liabilities	98,643	82,582

Stockholders’ Equity:
Common stock, $0.01 par value. Authorized 32,000,000 shares; 14,899,577 shares issued as of January 30, 2010 and 14,698,852 shares issued as of January 31, 2009; 14,733,827 shares outstanding as of January 30, 2010 and 14,533,102 shares outstanding as of January 31, 2009	146	145
Paid in capital	74,368	70,950
Retained earnings	106,994	87,277
Treasury stock, at cost; 165,750 shares as of January 30, 2010 and January 31, 2009	(165)	(165)
Total stockholders’ equity	181,343	158,207

Commitments and contingencies (note 10)
Total liabilities and stockholders’ equity	$279,986	$240,789

See accompanying notes to consolidated financial statements

Citi Trends, Inc.

Consolidated Statements of Income

Years Ended January 30, 2010, January 31, 2009, and February 2, 2008

(in thousands, except per share data)

	Fiscal 2009	Fiscal 2008	Fiscal 2007
Net sales	$551,869	$488,202	$437,515
Cost of sales	338,898	301,867	278,783
Gross profit	212,971	186,335	158,732
Selling, general and administrative expenses	165,166	147,009	127,470
Depreciation and amortization	18,431	16,261	12,583
Income from operations	29,374	23,065	18,679
Interest income	404	2,495	2,383
Interest expense	(92)	(307)	(469)
Income before income tax expense	29,686	25,253	20,593
Income tax expense	9,969	7,870	6,379
Net income	$19,717	$17,383	$14,214

Basic net income per common share	$1.36	$1.21	$1.02
Diluted net income per common share	$1.36	$1.20	$1.00

Net income attributable to common shares
Basic	$19,540	$17,162	$14,160
Diluted	$19,541	$17,164	$14,162

Weighted average number of shares outstanding
Basic	14,364	14,131	13,946
Diluted	14,396	14,269	14,223

See accompanying notes to consolidated financial statements

Citi Trends, Inc.

Consolidated Statements of Cash Flows

Years Ended January 30, 2010, January 31, 2009, and February 2, 2008

(in thousands)

	Fiscal 2009	Fiscal 2008	Fiscal 2007
Operating activities:
Net income	$19,717	$17,383	$14,214
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,431	16,261	12,583
Deferred income taxes	(1,079)	(333)	(1,401)
Loss on disposal of property and equipment	260	110	59
Noncash stock-based compensation expense	2,495	2,024	1,496
Excess tax benefits from stock-based payment arrangements	(570)	(1,218)	(3,516)
Changes in assets and liabilities:
Inventory	(14,615)	(3,839)	(9,060)
Prepaid and other current assets	216	(4,072)	(1,078)
Other assets	(112)	(76)	(51)
Accounts payable	10,411	8,729	(3,328)
Accrued expenses and other long-term liabilities	2,644	1,658	3,813
Accrued compensation	1,986	2,289	(969)
Income tax payable	2,912	745	3,820
Layaway deposits	81	(71)	59
Net cash provided by operating activities	42,777	39,590	16,641

Investing activities:
Purchases of investment securities	—	(4,000)	(33,989)
Sales/redemptions of investment securities	10,800	15,675	43,780
Purchases of property and equipment	(23,621)	(23,025)	(30,095)
Net cash used in investing activities	(12,821)	(11,350)	(20,304)

Financing activities:
Excess tax benefits from stock-based payment arrangements	570	1,218	3,516
Repayments on long-term debt and capital lease obligations	(1,403)	(1,580)	(1,768)
Cash used to settle equity instruments granted under stock-based payment arrangements	(489)	(1,040)	—
Proceeds from the exercise of stock options	843	475	411
Net cash (used in) provided by financing activities	(479)	(927)	2,159
Net increase (decrease) in cash and cash equivalents	29,477	27,313	(1,504)

Cash and cash equivalents:
Beginning of period	33,516	6,203	7,707
End of period	$62,993	$33,516	$6,203

Supplemental disclosures of cash flow information:
Cash paid for interest	$72	$285	$446
Cash paid for income taxes	$8,136	$7,458	$3,961
Supplemental disclosures of noncash financing and investing activities:
Paid in capital for the exercise of stock options satisfied by the surrender of shares	$—	$43	$45
Cumulative effect of adopting new accounting pronouncement for uncertain tax positions	$—	$—	$301

See accompanying notes to consolidated financial statements

Citi Trends, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended January 30, 2010, January 31, 2009, and February 2, 2008

(in thousands, except share amounts)

	Common Stock		Paid in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balances—February 3, 2007	13,972,437	$140	$62,855	$55,379	165,750	$(165)	$118,209
Cumulative effect of adopting new accounting pronouncement for uncertain tax positions				301			301
Exercise of stock options	228,563	2	454				456
Tax benefit of stock options exercised			3,516				3,516
Issuance of nonvested shares to employees and directors under incentive plan	69,866						—
Forfeiture of nonvested shares by employees and directors	(5,395)						—
Stock-based compensation expense			1,496				1,496
Net share settlement of options			(45)				(45)
Net income				14,214			14,214
Balances—February 2, 2008	14,265,471	142	68,276	69,894	165,750	(165)	138,147
Exercise of stock options	246,823	3	515				518
Tax benefit of stock options exercised			1,218				1,218
Issuance of nonvested shares to employees and directors under incentive plan	212,751						—
Forfeiture of nonvested shares by employees and directors	(20,929)						—
Stock-based compensation expense			2,024				2,024
Net share settlement of options			(1,003)				(1,003)
Net share settlement of nonvested shares	(5,264)		(80)				(80)
Net income				17,383			17,383
Balances—January 31, 2009	14,698,852	145	70,950	87,277	165,750	(165)	158,207
Exercise of stock options	79,197	1	842				843
Tax benefit of stock options exercised			570				570
Issuance of nonvested shares to employees and directors under incentive plan	159,998						—
Forfeiture of nonvested shares by employees and directors	(18,274)						—
Stock-based compensation expense			2,495				2,495
Net share settlement of nonvested shares	(20,196)		(489)				(489)
Net income				19,717			19,717
Balances—January 30, 2010	14,899,577	$146	$74,368	$106,994	165,750	$(165)	$181,343

See accompanying notes to consolidated financial statements

Citi Trends, Inc.

Notes to Consolidated Financial Statements

January 30, 2010, January 31, 2009 and February 2, 2008

(1)      Organization and Business

Citi Trends, Inc. and its subsidiary (the “Company”) operate as a rapidly growing, value-priced retailer of urban fashion apparel and accessories for the entire family. As of January 30, 2010, the Company operated 403 stores in 24 states.

(2)      Summary of Significant Accounting Policies

(a)  Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany transactions and balances have been eliminated in consolidation.

(b)  Fiscal Year

The Company’s fiscal year ends on the Saturday closest to January 31 of each year. The years ended January 30, 2010, January 31, 2009, and February 2, 2008 are referred to as fiscal 2009, fiscal 2008 and fiscal 2007, respectively, in the accompanying consolidated financial statements. Each of these three fiscal years is comprised of 52 weeks.

(c)  Cash and Cash Equivalents

For purposes of the consolidated balance sheets and consolidated statements of cash flows, the Company considers all highly liquid investments with maturities at date of purchase of three months or less to be cash equivalents.

(d)   Investment Securities

The Company’s investment securities are carried at fair value and consist of investments in municipal auction rate securities (“ARS”) issued by student loan funding organizations. During the fourth quarter of fiscal 2008, the Company reclassified the ARS from available-for-sale to trading securities.  Unrealized gains and losses, net of deferred income taxes (benefits), on investments the Company designates as available-for-sale are excluded from earnings and are credited or charged directly to other comprehensive income, a separate component of stockholders’ equity. If any unrealized losses are deemed other than temporary, such unrealized losses are recognized as realized losses. Investments that the Company designates as trading securities are reported at fair value, with unrealized gains or losses resulting from changes in fair value recognized in the consolidated statements of income.  See Note 4 for further detailed discussion.

(e)  Inventory

Inventory is stated at the lower of cost (first-in, first-out basis) or market as determined by the retail inventory method for store inventory and the average cost method for distribution center inventory. Under the retail inventory method, the cost value of inventory and gross margins are determined by calculating a cost-to-retail ratio and applying it to the retail value of inventory. Merchandise markdowns are reflected in the inventory valuation when the retail price of an item is lowered in the stores. Inventory is recorded net of an allowance for shrinkage based on the most recent physical inventory counts.

(f)   Property and Equipment, net

Property and equipment, net are stated at cost less accumulated depreciation and amortization. Equipment under capital leases is stated at the present value of the required minimum lease payments. Depreciation and amortization are computed using the straight-line method over the lesser of the estimated useful lives (primarily three to five years for computer equipment and furniture, fixtures and equipment, five years for leasehold improvements, seven years for major purchased software systems, and fifteen to twenty years for buildings and building improvements) of the related assets or the relevant lease term.

(g)    Goodwill

Goodwill represents the excess of the purchase price over the fair value of assets acquired.  Goodwill acquired in a purchase business combination and determined to have an indefinite useful life is not amortized, but instead tested for impairment at least annually. The Company performed this analysis at the end of fiscal 2009 and fiscal 2008 and no impairment was indicated for either year.

(h)  Impairment of Long-Lived Assets

If facts and circumstances indicate that a long-lived asset, including property and equipment, may be impaired, the carrying value is reviewed. If this review indicates that the carrying value of the asset will not be recovered as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value. Impairment losses charged to depreciation expense totaled approximately $0.1 million in fiscal 2009. There were no impairment losses recognized in fiscal 2008 or 2007. Impairment losses in the future are dependent on a number of factors such as site selection and general economic trends, and thus could be significantly different from historical results. To the extent the Company’s estimates for net sales, gross profit and store expenses are not realized, future assessments of recoverability could result in impairment charges.

(i)  Insurance Liabilities

The Company is largely self-insured for workers’ compensation costs and employee medical claims.  Self-insurance liabilities are based on the total estimated costs of claims filed and estimates of claims incurred but not reported, less amounts paid against such claims.  Current and historical claims data, together with information from actuarial studies, are used in developing the estimates.  The insurance liabilities that are recorded are primarily influenced by the frequency and severity of claims and the Company’s growth.  If the underlying facts and circumstances related to the claims change, then the Company may be required to record more or less expense which could be material in relation to results of operations.

(j)  Stock-Based Compensation

The Company recognizes compensation expense associated with all nonvested restricted stock and stock options based on an estimate of the grant-date fair value of each equity award. Grants of nonvested restricted stock are valued based on the stock price on the grant date, while the fair values of options issued are estimated at each grant date using the Black-Scholes Merton option pricing model. See Note 9 for additional information on the Company’s stock-based compensation plans.

(k)   Revenue Recognition

Revenue from retail sales net of sales taxes is recognized at the time the customer takes possession of and pays for merchandise, less an allowance for returns. The Company allows customers to return merchandise for up to thirty days after the date of sale and the Company reduces revenues for each fiscal year using a combination of actual and estimated return information for the returns in the thirty days after the year ends. The provision for returns was $224,000 and $258,000 as of January 30, 2010 and January 31, 2009, respectively. Revenue from layaway sales is recognized when the customer has paid for and received the merchandise. If the merchandise is not fully paid for within sixty days, the customer is given a store credit for merchandise payments made, less a re-stocking fee and a layaway service charge. Layaway service charges, which are non-refundable, are recognized in revenue when collected. Gift cards were introduced in 45 stores in late fiscal 2009, with a rollout to all other stores expected to occur in 2010. Proceeds from the sale of gift cards are deferred until the customers use the cards to purchase merchandise.  No amounts have yet been amortized into income for gift cards not expected to be redeemed (“breakage”) due to the lack of time that has lapsed since cards began being sold under the recently implemented program. All sales are from cash, check or major credit card company transactions. The Company does not offer company-sponsored customer credit accounts.

(l)    Cost of Sales

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

(m)   Earnings per Share

Basic earnings per common share amounts are calculated using the weighted average number of common shares outstanding for the period. Diluted earnings per common share amounts are calculated using the weighted average number of common shares outstanding plus the additional dilution for all potentially dilutive securities, such as nonvested restricted stock and stock options.

The following table provides a reconciliation of the number of average common shares outstanding used to calculate basic earnings per share to the number of common shares and common stock equivalents outstanding used in calculating diluted earnings per share for fiscal 2009, 2008 and 2007:

	2009	2008	2007
Average number of common shares outstanding	14,363,894	14,131,077	13,946,342
Incremental shares from assumed exercises of stock options	31,711	137,711	276,887
Average number of common shares and common stock equivalents outstanding	14,395,605	14,268,788	14,223,229

The dilutive effect of stock-based compensation arrangements are accounted for using the treasury stock method.  This method assumes that the proceeds the Company receives from the exercise of stock options are used to repurchase common shares in the market.  The Company includes as assumed proceeds the amount of compensation cost attributed to future services and not yet recognized, and the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of outstanding options and vesting of nonvested restricted stock.  For fiscal 2009, 2008 and 2007, respectively, there were 65,000, 95,000 and 61,000 options outstanding to purchase shares of common stock excluded from the calculation of diluted earnings per share because of antidilution.  There were no shares of nonvested restricted stock included in the calculation of diluted earnings per share for fiscal 2009, 2008 and 2007, because of antidilution.

On February 1, 2009, the Company changed its method of computing earnings per share as required by the newly issued Financial Accounting Standards Board (“FASB”) Staff Position Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP EITF 03-6-1”).  This EITF was subsequently codified under the FASB Accounting Standards Codification, as issued in June 2009, into FASB ASC Topic 260-10, Earnings Per Share.  This pronouncement addresses determinations as to whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the required two-class method.  Nonvested restricted stock awards granted to employees and non-employee directors contained nonforfeitable dividend rights prior to October 31, 2009, when amendments agreed to between the Company and its associates became effective.  Such amendments resulted in the dividend rights being forfeitable in the event an associate leaves the employ of the Company prior to the vesting of the restricted stock awards.  Accordingly, such awards were considered participating securities through the third quarter of fiscal 2009; however, they are not treated as participating securities after October 31, 2009.  We have prepared our current and prior period earnings per share computations to exclude net income allocated to nonvested share awards containing nonforfeitable dividend rights through October 31, 2009. The effect of retrospectively adjusting net income per share for fiscal 2008 was to reduce previously reported basic net income per common share from $1.23 to $1.21 and to reduce diluted net income per common share from $1.22 to $1.20. There was no change in the previously reported net income per common share for fiscal 2007.

(n)  Advertising

The Company expenses advertising as incurred. Advertising expense for fiscal 2009, 2008 and 2007 was $2.6 million, $2.5 million and $2.5 million, respectively.

(o)  Operating Leases

The Company leases all of its store properties and accounts for the leases as operating leases. Many lease agreements contain tenant improvement allowances, rent holidays, rent escalation clauses and/or contingent rent provisions. For purposes of recognizing incentives and minimum rent expense on a straight-line basis over the terms of the leases, the Company uses the date of initial possession to begin amortization, which is generally when the Company enters the space and begins to make improvements in preparation of intended use.

For scheduled rent escalation clauses during the lease terms or for rental payments commencing “rent holidays” at a date other than the date of initial occupancy, the Company records minimum rent expense on a straight-line basis over the terms of the leases. Tenant improvement allowances are included in accrued expenses (current portion) and other long-term liabilities (noncurrent portion) and are amortized over the lease term. Changes in the balances of tenant improvement allowances are included as a component of operating activities in the consolidated statements of cash flows.

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

The Company is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. As of January 30, 2010 and January 31, 2009, the Company included a liability of $550,000 and $482,000, respectively, in other long-term liabilities, representing estimated expenses that would be incurred upon the termination of the Company’s operating leases.

(p)  Store Opening and Closing Costs

New and relocated store opening period costs are charged directly to expense when incurred. When the Company decides to close or relocate a store, the Company records an expense for the present value of expected future rent payments, net of sublease income, if any, in the period that a store closes or relocates. All store opening and closing costs are included in selling, general and administrative expenses on the consolidated statements of income.

(q)  Income Taxes

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

(r)  Use of Estimates

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

(s)   Business Reporting Segments

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

(t)   Recent Accounting Pronouncements

In June 2009, the FASB Accounting Standards Codification (the “Codification”) was approved as the single source of authoritative nongovernmental generally accepted accounting principles (“GAAP”). All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009 and impacts the Company’s consolidated financial statements as all references to authoritative accounting literature are referenced in accordance with the Codification. There have been no changes to the content of the Company’s consolidated financial statements as a result of implementing the Codification during fiscal 2009.

As a result of the Company’s implementation of the Codification, previous references to new accounting standards and literature are no longer applicable. In these consolidated financial statements, the Company has provided reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

As discussed above in this Note 2, the Company adopted FSP EITF 03-6-1 (now part of FASB ASC Topic 260, Earnings Per Share) on February 1, 2009.  Implementation of FSP EITF 03-6-1 has changed the way the Company calculates earnings per share and all prior period earnings per share information has been adjusted retrospectively.

The Company adopted the methods of fair value as described in SFAS No. 157, Fair Value Measurements, for financial assets and liabilities on February 3, 2008 and for non-financial assets and liabilities on February 1, 2009 and has incorporated the related staff positions and interpretations, including FSP SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which was issued in April 2009.  As of

June 2009, this guidance became part of FASB ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value, and requires additional disclosures about fair value measurements.  The adoption of the standard did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP SFAS 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, and APB Opinion No. 28, Interim Financial Reporting, to require an entity to provide interim disclosures about the fair value of all financial instruments within the scope of SFAS No. 107 and to include disclosures related to the methods and significant assumptions used in estimating those instruments.  This FSP is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted it during the second quarter of 2009.  Adoption of this FSP had no material impact on the Company’s consolidated financial statements.  As of June 2009, this guidance became part of FASB ASC Topic 825, Financial Instruments.

(3)      Property and Equipment, net

The components of property and equipment as of January 30, 2010 and January 31, 2009 are as follows (in thousands):

	January 30,	January 31,
	2010	2009
Land	$855	$858
Buildings	15,548	15,295
Leashold improvements	47,204	37,681
Furniture, fixtures and equipment	57,160	47,525
Computer equipment	17,100	15,433
Construction in progress	2,171	194
	140,038	116,986
Accumulated depreciation and amortization	(76,247)	(58,125)
	$63,791	$58,861

Technology equipment held under capital leases became fully amortized in fiscal 2009 upon termination of the related lease agreements. As of January 31, 2009, technology equipment held under capital leases and related accumulated depreciation was $8.4 million and $7.1 million, respectively.

(4)      Fair Value Measurements

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

As of January 30, 2010, the Company had $29.7 million ($33.0 million at par value) of investments in municipal auction rate securities (“ARS”) issued by student loan funding organizations. The ARS are classified as trading securities in current assets as of January 30, 2010 and are reflected at estimated fair value. These securities are high-grade (at least AA-rated with one or more rating agencies) and approximately 76% are either guaranteed by the Department of Education under the Federal Family Education Loan Program (37%) or backed by insurance companies, AMBAC Assurance Corporation (32%) or MBIA Insurance Corporation (7%). Historically, liquidity for investors in ARS was provided via an auction process that reset the interest rate every 35 days, allowing investors to either roll over their investments or sell them at par value. Beginning in February 2008, there was insufficient demand for these types of investments during the auctions and, as a result, these securities became illiquid. Although the auctions for the securities have failed, $23.0 million of the Company’s ARS have been redeemed at par value by certain issuers and the Company’s investment banks since February 2008.  In addition, the Company has not experienced any defaults and continues to earn and receive interest on all of the investments still owned by the Company.

There was insufficient observable market information available as of January 30, 2010 to determine the fair value of the Company’s ARS. Accordingly, the Company estimated Level 3 fair values for these securities based on assumptions that market participants would use in their estimates of fair value. These assumptions included, among other things, discounted cash flow projections, the timing of expected future successful auctions or redemptions, collateralization of the underlying securities and the creditworthiness of the issuers and insurance companies.  Based on this Level 3 valuation, the ARS investments were valued at $29.7 million as of January 30, 2010, representing a $3.3 million decline from par value.

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

The Right represents a put option and is recognized as an instrument separate from the ARS.  The Company elected to account for this Right at fair value using a discounted cash flow approach that includes estimates of interest rates and the credit risk associated with UBS.  The Right was valued at $3.3 million as of January 30, 2010. This valuation was based on unobservable inputs, therefore, represented a Level 3 fair value.  The Company expects that subsequent changes in the value of the Right will largely offset the subsequent fair value movements of the ARS, subject to the continued expected performance by UBS of its obligations under the Right. Prior to the acceptance of the Right, the ARS were classified as available-for-sale securities.  Upon acceptance of the Right to sell the ARS, the ARS were reclassified to trading securities.  As of January 30, 2010, the ARS and the Right were classified as current assets due to the expectation that liquidity will occur during the next twelve months through the Company’s exercise of the Right. As of January 31, 2009, the ARS and the Right were classified as noncurrent assets.

The following table provides a summary of changes in fair value of the Company’s investment securities for the years ended January 30, 2010 and January 31, 2009 (in thousands):

		Level 3
	Level 2	Put Option Related to ARS	Auction Rate Securities
Balance as of February 2, 2008	$56,165	$—	$—
Transfer from Level 2 to Level 3	(56,665)	—	56,665
Sales/redemptions of investment securities	(3,500)	—	(12,175)
Purchases of investment securities	4,000	—	—
Unrealized losses included in earnings	—	—	(4,901)
Recognition of put option in earnings	—	4,901	—
Reclassification of interest receivable to other current assets	—	—	(665)
Balance as of January 31, 2009	—	4,901	38,924
Unrealized (losses) gains included in earnings	—	(347)	347
Sales/redemptions of investment securities	—	(1,247)	(9,553)
Balance as of January 30, 2010	$—	$3,307	$29,718

(5)      Revolving Lines of Credit

On March 25, 2009, a credit facility with Bank of America was amended to extend the expiration date to March 24, 2010 and to lower the commitment from $35 million to $20 million, reflecting the Company’s cash position and the fact that there had been no borrowings under the facility.  In addition, changes were made to the pricing of the facility, including an increase in the unused commitment fee from 0.15% to 0.25% and an amendment of the interest rates. Loans under the facility bear interest at either (a) a rate equal to the highest of (i) the Federal Funds Rate plus 0.50%, (ii) LIBOR plus 1.0% and (iii) Bank of America’s prime rate, plus an applicable margin; or (b) a rate equal to LIBOR plus an applicable margin. The applicable margin is dependent on the Company’s consolidated leverage ratio and ranges from 0.75% to 1.25% for loans bearing interest at the rate described under (a) above and from 1.75% to 2.25% for loans bearing interest at the rate described under (b) above. Under the terms of the credit facility, the payment of cash dividends is prohibited, and there is one financial covenant (consolidated leverage ratio). On March 22, 2010, the facility was amended to extend the expiration date to March 22, 2012. The Company has had no borrowings under the facility.

(6)      Capital Lease Obligations

The Company’s capital lease obligations matured and were liquidated in 2009. As of January 31, 2009, capital lease obligations consisted of the following (in thousands):

January 31,
2009
Capital lease obligations issued to finance purchase of technology equipment; payable in monthly installments averaging approximately $124 in 2009, with a maturity date of December 2009; interest rate of 11.3%; secured by technology equipment	$1,403
Less current portion of capital lease obligations	1,403
Noncurrent portion of capital lease obligations	$—

(7)      Income Taxes

Income tax expense for fiscal 2009, 2008 and 2007 consists of the following (in thousands):

	2009	2008	2007
Current:
Federal	$9,474	$7,258	$6,667
State	1,574	945	1,113
Total current	11,048	8,203	7,780
Deferred:
Federal	(676)	(190)	(1,080)
State	(403)	(143)	(321)
Total deferred	(1,079)	(333)	(1,401)
Total income tax expense	$9,969	$7,870	$6,379

Income tax expense computed using the federal statutory rate is reconciled to the reported income tax expense as follows for fiscal 2009, 2008 and 2007 (in thousands):

	2009	2008	2007
Statutory rate applied to income before income taxes	$10,390	$8,839	$7,208
State income taxes, net of federal benefit	1,140	960	910
State tax credits	(379)	(439)	(395)
Secondary offering expense	—	—	211
Tax exempt interest	(128)	(811)	(834)
General business credits	(1,028)	(786)	(697)
Other	(26)	107	(24)
Income tax expense	$9,969	$7,870	$6,379

The components of deferred tax assets and deferred tax liabilities as of January 30, 2010 and January 31, 2009 are as follows (in thousands):

	2009	2008
Deferred tax assets:
Deferred rent amortization	$1,706	$1,526
Inventory capitalization	1,991	1,807
Book and tax depreciation differences	911	1,412
Vacation liability	592	459
State tax credits	762	591
Stock compensation	1,412	980
Insurance liabilities	320	—
Other	273	100
Total deferred tax assets	7,967	6,875

Deferred tax liabilities:
Prepaid expenses	(595)	(622)
Goodwill	(366)	(326)
Total deferred tax liabilities	(961)	(948)
Net deferred tax asset	$7,006	$5,927

In 2006, the FASB issued accounting guidance that clarified the accounting and disclosure for uncertain tax positions.  This guidance requires that each tax position be reviewed and assessed with recognition and measurement of the tax benefit based on a “more-likely-than-not” standard with respect to the ultimate outcome, regardless of whether this assessment is favorable or unfavorable.  The Company performed a review and assessment of all tax positions and during fiscal year 2007 recorded a net benefit to retained earnings and a decrease to current liabilities of $301,000 in accordance with this guidance.  The Company files income tax returns in U.S. federal and state jurisdictions where it does business and is subject to examinations by the IRS and other taxing authorities.  As of January 30, 2010, there were no benefits taken on the Company’s income tax returns that do not qualify for financial statement recognition.   If a tax position does not meet the minimum statutory threshold to avoid payment of penalties and interest, a company is required to recognize an expense for the amount of the interest and penalty in the period in which the company claims or expects to claim the position on its tax return.  For financial statement purposes, companies are allowed to elect whether to classify such charges as either income tax expense or another expense classification.  Should such expense be incurred in the future, the Company will classify such interest as a component of interest expense and penalties as a component of income tax expense.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible and income tax credits may be utilized, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.  Income tax credits generated but not yet utilized by the Company may be carried forward for periods ranging from 10 to 15 years. As such, a valuation allowance for deferred tax assets was not considered necessary as of January 30, 2010 or January 31, 2009. The Company has $1,221,000 of tax credit carryforwards for one state, available for use through 2023. The Company files income tax returns with the U.S. federal government and various state jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years prior to fiscal 2006.

(8)      Other Long-Term Liabilities

The components of other long-term liabilities as of January 30, 2010 and January 31, 2009 are as follows (in thousands):

	January 30, 2010	January 31, 2009
Deferred rent	$3,528	$3,012
Tenant improvement allowances	5,600	5,153
Other	867	481
	$9,995	$8,646

(9)      Stockholders’ Equity

Secondary Offering

On June 18, 2007, the Company completed a secondary offering of shares of the Company’s common stock by certain of its stockholders that was priced at $37.92 per share.  The offering consisted of 2,455,250 shares of the Company’s common stock.  All of the shares were sold by stockholders of the Company and, as a result, the Company did not receive any of the proceeds from the offering.  In connection with the offering, certain of the Company’s stockholders exercised options which were then sold in the offering for which the Company received approximately $50,000.  The Company incurred expenses in fiscal 2007 in connection with the secondary offering of approximately $600,000.

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

Compensation expense associated with stock options is based on an estimate of the fair value of each option award on the date of grant using the Black-Scholes Merton option pricing model, which uses the assumptions noted in the following table. Expected volatility is based on estimated future volatility of the Company’s common stock price. Having completed its initial public offering in May 2005, the Company has limited historical data regarding the price of its publicly traded shares.  To estimate future volatility of the Company’s stock price, the stock price volatility of similar entities for which shares have been publicly traded for a period of seven years or more was measured (seven years is used because the weighted average expected life of the Company’s stock options is between six and seven years). The Company uses historical data to estimate forfeitures used in the model. The expected term of options granted is based on the “simplified method” for “plain vanilla” options.  The simplified method (available for entities which do not have sufficient historical exercise data available for making a refined estimate of expected term) assumes a 10 year contractual term with vesting at a rate of 25% per year. Accordingly, expected term = ((vesting term + original contractual term)/2). The risk-free interest rate for the periods which corresponds with the expected life of the option is based on the U.S. Treasury yield curve for the vesting period in effect at the time of grant.  No options were granted in fiscal 2009, 2008 or 2007.

A summary of the status of stock options under the Company’s stock option plans and changes during fiscal 2009 is presented in the table below:

	2009
			Wtd. Avg.
		Wtd. Avg.	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value

Outstanding as of January 31, 2009	208,850	$19.38	5.8	$391,632
Granted	—	—	—	—
Exercised	(79,197)	10.65	4.4	—
Net shares settled	—	—	—	—
Forfeited	(5,925)	32.33	6.0	—

Outstanding as of January 30, 2010	123,728	$24.35	4.9	$1,413,944

Vested or expected to vest as of January 30, 2010	123,728	$24.35	4.9	$1,413,944

Exercisable as of January 30, 2010	111,990	$22.59	4.8	$1,413,873

As of January 30, 2010, the range of exercise prices was $0.38 to $44.03.  As of January 31, 2009, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $0.38 to $44.03 and 5.8 years, respectively.  As of February 2, 2008, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $0.38 to $44.03 and 5.0 years, respectively.

Cash received from options exercised totaled $843,000, $475,000 and $411,000 in fiscal 2009, 2008 and 2007, respectively.  The intrinsic value of options exercised was $1,176,000, $4,578,000 and $8,136,000 in fiscal 2009, 2008 and 2007, respectively.

Cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (“excess tax benefits”) are classified as financing cash flows. Excess tax benefits realized from the exercise of stock options was approximately $0.6 million, $1.2 million and $3.5 million in fiscal 2009, 2008 and 2007, respectively.

The Company recognized $213,000, $811,000 and $931,000 in compensation expense for option grants during fiscal 2009, 2008 and 2007, respectively. As of January 30, 2010, the total compensation cost related to stock option awards that will be incurred in future periods amounts to $56,000.  The weighted-average period over which this amount is expected to be recognized is 4.7 months.  The Company’s stock option plans allow the Company to issue new shares from shares authorized for issuance or repurchase shares on the open market to complete employee stock option exercises.

Shares of nonvested restricted stock granted to employees vest in equal installments over four years from the date of grant.  Shares issued to directors vest one year from the date of grant.  The Company records compensation expense on a straight line basis over the requisite service period of the stock recipients which is equal to the vesting period of the stock.  Total compensation cost is calculated based on the closing market price on the date of grant times the number of shares granted.  Using an estimated forfeiture rate equal to 3.3%, the Company expects to recognize $4,166,000 in future compensation expense from the grants of nonvested stock over the requisite service period of up to four years.  During fiscal 2009, 2008 and 2007, compensation expense arising from nonvested stock grants totaled $2,282,000, $1,213,000 and $565,000, respectively.

A summary of activity related to nonvested restricted stock grants during the year ended January 30, 2010 is as follows:

	Nonvested Shares	Wtd. Avg. Grant Date Fair Value
Outstanding as of January 31, 2009	237,310	$20.87
Granted	159,998	21.57
Vested	(70,003)	21.43
Forfeited	(18,274)	19.74
Outstanding as of January 30, 2010	309,031	$21.17

(10)      Commitments and Contingencies

The Company leases its stores under operating leases, which generally have an initial term of five years with renewal options. Future minimum rent payments under operating leases having noncancellable lease terms as of January 30, 2010 are as follows (in thousands):

Fiscal Year:
2010	$27,093
2011	24,060
2012	18,768
2013	13,028
2014	6,711
Thereafter	4,994
Total future minimum lease payments	$94,654

Certain operating leases provide for fixed monthly rents, while others provide for contingent rents computed as a percentage of net sales and others provide for a combination of both fixed monthly rents and contingent rents computed as a percentage of net sales. Rent expense was $28.2 million, $23.1 million and $19.3 million for fiscal 2009, 2008 and 2007 (including $1.5 million, $1.6 million and $1.9 million of percentage rent), respectively.

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

(11)    Valuation and Qualifying Accounts

The following table summarizes the allowance for inventory shrinkage (in thousands):

Allowance for Inventory Shrinkage
Balance as of February 3, 2007	$2,269
Additions charged to costs and expenses	8,374
Deductions	(8,109)
Balance as of February 2, 2008	2,534
Additions charged to costs and expenses	7,331
Deductions	(7,885)
Balance as of January 31, 2009	1,980
Additions charged to costs and expenses	5,849
Deductions	(5,562)
Balance as of January 30, 2010	$2,267

Additions charged to costs and expenses are the result of estimated inventory shrinkage. Deductions represent actual inventory shrinkage incurred from physical inventories taken during the fiscal year.

(12)    Unaudited Quarterly Results of Operations

	Quarter Ended
	Jan. 30	Oct. 31	Aug. 1	May 2	Jan. 31	Nov. 1	Aug. 2	May 3
	2010	2009	2009	2009	2009	2008	2008	2008
	(in thousands, except per share and share amounts)
Statement of Income Data:
Net sales	$169,811	$127,356	$111,605	$143,097	$146,603	$104,948	$115,655	$120,996
Cost of sales	104,258	79,720	69,011	85,909	90,695	66,208	70,731	74,233

Gross profit	65,553	47,636	42,594	57,188	55,908	38,740	44,924	46,763
Selling, general and administrative expenses	44,050	41,989	38,994	40,133	37,409	36,482	36,877	36,241
Depreciation and amortization	4,752	4,851	4,455	4,373	4,346	4,134	4,078	3,703

Income (loss) from operations	16,751	796	(855)	12,682	14,153	(1,876)	3,969	6,819
Interest, net	69	68	77	98	229	696	482	781
Unrealized gain (loss) on investment securities		57	671	(728)

Income (loss) before income taxes	16,820	921	(107)	12,052	14,382	(1,180)	4,451	7,600
Income tax expense (benefit)	5,569	315	(38)	4,123	4,326	(493)	1,605	2,432
Net income (loss)	$11,251	$606	$(69)	$7,929	$10,056	$(687)	$2,846	$5,168

Net income (loss) attributable to common shares:
Basic	$11,251	$593	$(69)	$7,780	$9,908	$(687)	$2,807	$5,126
Diluted	$11,251	$593	$(69)	$7,780	$9,908	$(687)	$2,808	$5,127
Net income (loss) per common share:
Basic (1)	$0.78	$0.04	$(0.00)	$0.54	$0.70	$(0.05)	$0.20	$0.36
Diluted (1)	$0.78	$0.04	$(0.00)	$0.54	$0.69	$(0.05)	$0.20	$0.36
Weighted average shares used to compute net income (loss) per common share:
Basic	14,402,156	14,369,987	14,365,024	14,318,406	14,240,602	14,141,132	14,095,135	14,047,841
Diluted	14,447,318	14,409,443	14,365,024	14,339,270	14,289,848	14,141,132	14,278,985	14,216,580

(1)             Net income (loss) per share is computed independently for each period presented. As a result, the total of the per share earnings for the four quarters may not equal the annual amount.