Form 10-Q
period 2010-05-01
Citi Trends Inc
filed 2010-05-28
CIK 1318484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2010

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

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 17, 2010
Common Stock, $.01 par value	14,835,285 shares

CITI TRENDS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Citi Trends, Inc.

Condensed Consolidated Balance Sheets

May 1, 2010 and January 30, 2010

(Unaudited)

(in thousands, except share data)

	May 1,	January 30,
	2010	2010
Assets
Current assets:
Cash and cash equivalents	$83,390	$62,993
Short-term investment securities	30,025	33,025
Inventory	95,685	100,874
Prepaid and other current assets	9,671	10,409
Deferred tax asset	4,460	4,518
Total current assets	223,231	211,819
Property and equipment, net of accumulated depreciation and amortization of $80,300 and $76,247 as of May 1, 2010 and January 30, 2010, respectively	64,300	63,791
Goodwill	1,371	1,371
Deferred tax asset	2,094	2,488
Other assets	595	517
Total assets	$291,591	$279,986
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$61,289	$62,706
Accrued expenses	12,046	12,773
Accrued compensation	7,033	9,500
Income tax payable	3,949	3,024
Layaway deposits	1,937	645
Total current liabilities	86,254	88,648
Other long-term liabilities	10,024	9,995
Total liabilities	96,278	98,643
Stockholders’ equity:
Common stock, $0.01 par value. Authorized 32,000,000 shares; 15,001,169 shares issued as of May 1, 2010 and 14,899,577 shares issued as of January 30, 2010; 14,835,419 shares outstanding as of May 1, 2010 and 14,733,827 outstanding as of January 30, 2010	147	146
Paid-in-capital	75,888	74,368
Retained earnings	119,443	106,994
Treasury stock, at cost; 165,750 shares as of May 1, 2010 and January 30, 2010	(165)	(165)
Total stockholders’ equity	195,313	181,343
Commitments and contingencies (note 7)
Total liabilities and stockholders’ equity	$291,591	$279,986

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Income

Thirteen Weeks Ended May 1, 2010 and May 2, 2009

(Unaudited)

(in thousands, except per share data)

	Thirteen Weeks Ended
	May 1,	May 2,
	2010	2009
Net sales	$181,406	$143,097
Cost of sales	109,016	85,909
Gross profit	72,390	57,188
Selling, general and administrative expenses	48,450	40,133
Depreciation and amortization	4,750	4,373
Income from operations	19,190	12,682
Interest income	55	139
Interest expense	(4)	(41)
Unrealized loss on investment securities	—	(728)
Income before income tax expense	19,241	12,052
Income tax expense	6,792	4,123
Net income	$12,449	$7,929

Basic net income per common share	$0.86	$0.54
Diluted net income per common share	$0.86	$0.54

Net income attributable to common shares
Basic	$12,449	$7,780
Diluted	$12,449	$7,780

Weighted average number of shares outstanding
Basic	14,458	14,318
Diluted	14,489	14,339

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Cash Flows

Thirteen Weeks Ended May 1, 2010 and May 2, 2009

(Unaudited)

(in thousands)

	Thirteen Weeks Ended
	May 1,	May 2,
	2010	2009
Operating activities:
Net income	$12,449	$7,929
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,750	4,373
Loss on disposal of property and equipment	143	—
Deferred income taxes	452	(649)
Noncash stock-based compensation expense	914	355
Excess tax benefits from stock-based payment arrangements	(1,410)	(622)
Unrealized loss on investment securities	—	728
Changes in assets and liabilities:
Inventory	5,189	1,646
Prepaid and other current assets	738	2,027
Other assets	(78)	(45)
Accounts payable	(1,417)	(4,396)
Accrued expenses and other long-term liabilities	(698)	937
Accrued compensation	(2,467)	(2,187)
Income tax payable	2,335	3,917
Layaway deposits	1,292	1,039
Net cash provided by operating activities	22,192	15,052
Investing activities:
Sales/redemptions of investment securities	3,000	—
Purchases of property and equipment	(5,402)	(3,925)
Net cash used in investing activities	(2,402)	(3,925)
Financing activities:
Repayments on capital lease obligations	—	(415)
Excess tax benefits from stock-based payment arrangements	1,410	622
Proceeds from the exercise of stock options	151	153
Cash used to settle withholding taxes on stock option exercises	(954)	(331)
Net cash provided by financing activities	607	29
Net increase in cash and cash equivalents	20,397	11,156
Cash and cash equivalents:
Beginning of period	62,993	33,516
End of period	$83,390	$44,672

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$35
Cash paid for income taxes	$4,005	$855

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

May 1, 2010

1. Basis of Presentation

Citi Trends, Inc. and its subsidiary (the “Company”) operate as a rapidly growing, value-priced retailer of urban fashion apparel and accessories for the entire family.  As of May 1, 2010, the Company operated 420 stores in 24 states.

The condensed consolidated balance sheet as of May 1, 2010 and the condensed consolidated statements of income and cash flows for the thirteen-week periods ended May 1, 2010 and May 2, 2009 have been prepared by the Company without audit. The condensed consolidated balance sheet as of January 30, 2010 has been derived from the audited financial statements as of that date, but does not include all required year end disclosures.  In the opinion of management, such statements include all adjustments considered necessary to present fairly the Company’s financial position as of May 1, 2010 and January 30, 2010, and its results of operations and cash flows for all periods presented.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended January 30, 2010.

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  Operating results for the thirteen weeks ended May 1, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending January 29, 2011.

The following contains references to years 2010 and 2009, which represent fiscal years ending or ended on January 29, 2011 (fiscal 2010) and January 30, 2010 (fiscal 2009), respectively.  Fiscal 2010 and fiscal 2009 both have 52-week accounting periods.

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

The dilutive effect of stock-based compensation arrangements is accounted for using the treasury stock method.  This method assumes that the proceeds the Company receives from the exercise of stock options are used to repurchase common shares in the market.  The Company includes as assumed proceeds the amount of compensation cost attributed to future services and not yet recognized, and the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of outstanding options and vesting of nonvested restricted stock.  For the thirteen weeks ended May 1, 2010 and May 2, 2009, there were 58,000 and 69,000 options outstanding, respectively, to purchase shares of common stock excluded from the calculation of diluted earnings per share because of antidilution.

Nonvested restricted stock awards granted to employees and non-employee directors contained nonforfeitable dividend rights prior to October 31, 2009, when amendments agreed to between the Company and its associates became effective.  Such amendments resulted in the dividend rights being forfeitable in the event an associate leaves the employ of the Company prior to the vesting of the restricted stock awards.  Accordingly, such awards were considered participating securities through the third quarter of 2009 and, therefore, were included in the earnings allocation in computing earnings per share under the required two-class method.  However, such awards will not be treated as participating securities after October 31, 2009 due to the aforementioned amendments.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Thirteen Weeks Ended
	May 1, 2010	May 2, 2009

Basic:
Numerator
Net income	$12,449	$7,929
Net income allocated to participating securities	—	(149)
Net income attributable to common stockholders-basic	12,449	7,780

Denominator
Weighted average common shares	14,458	14,318

Net income attributable to common stockholders per share-basic	$0.86	$0.54

Diluted:
Numerator
Net income	$12,449	$7,929
Net income allocated to participating securities	—	(149)
Net income attributable to common stockholders-diluted	12,449	7,780

Denominator
Denominator for basic calculation	14,458	14,318
Effect of dilutive securities	31	21
Denominator for diluted calculation	14,489	14,339

Net income attributable to common stockholders per share-diluted	$0.86	$0.54

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

As of May 1, 2010, the Company had $26.8 million ($30.0 million at par value) of investments in municipal auction rate securities (“ARS”) issued by student loan funding organizations. The ARS are classified as trading securities and are reflected at estimated fair value. These securities are high-grade (at least AA-rated with one or more rating agencies) and approximately 74% are either guaranteed  by the Department of Education under the Federal Family Education Loan Program (35%) or backed by insurance companies, AMBAC Assurance Corporation (32%) or MBIA Insurance Corporation (7%). Historically, liquidity for investors in ARS was provided via an auction process that reset the interest rate every 35 days, allowing investors to either roll over their investments or sell them at par value. Beginning in February 2008, there was insufficient demand for these types of investments during the auctions and, as a result, these securities became illiquid. Although the auctions for the securities have failed, $26.0 million of the Company’s ARS have been redeemed at par value by certain issuers and the Company’s investment banks since February 2008.  In addition, the Company has not experienced any defaults and continues to earn and receive interest on all of the investments still owned by the Company.

There was insufficient observable market information available as of May 1, 2010 to determine the fair value of the Company’s ARS. Accordingly, the Company estimated Level 3 fair values for these securities based on assumptions that market participants would use in their estimates of fair value. These assumptions included, among other things, discounted cash flow projections, the timing of expected future successful auctions or redemptions, collateralization of the underlying securities and the creditworthiness of the issuers and insurance companies.  Based on this Level 3 valuation, the ARS investments were valued at $26.8 million as of May 1, 2010, representing a $3.2 million decline from par value.

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

The Right represents a put option and is recognized as an instrument separate from the ARS.  The Company elected to account for this Right at fair value using a discounted cash flow approach that includes estimates of interest rates and the credit risk associated with UBS.  The Right was valued at $3.2 million as of May 1, 2010.  This valuation was based on unobservable inputs, therefore, represented a Level 3 fair value.  The Company expects that subsequent changes in the value of the Right will largely offset the subsequent fair value movements of the ARS, subject to the continued expected performance by UBS of its obligations under the Right.  Prior to the acceptance of the Right, the ARS were classified as available-for-sale securities.  Upon acceptance of the Right to sell the ARS, the ARS were reclassified to trading securities.  The ARS and the Right included in the May 1, 2010 condensed consolidated balance sheet are classified as current assets due to the expectation that liquidity will occur during the next twelve months through the Company’s exercise of the Right.

The following table provides a summary of activity for the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the thirteen weeks ended May 1, 2010 (in thousands):

	Put Option Related to ARS	Auction Rate Securities
Balance as of January 30, 2010	$3,307	$29,718
Unrealized gains (losses) included in earnings	62	(62)
Sales/redemptions of investment securities	(149)	(2,851)
Balance as of May 1, 2010	$3,220	$26,805

5. Revolving Line of Credit

On March 22, 2010, the Company’s $20 million unsecured revolving credit facility with Bank of America was amended to extend the expiration date to March 22, 2012.  The facility has an unused commitment fee of 0.25% and loans under the facility bear interest at either (a) a rate equal to the highest of (i) the Federal Funds Rate plus 0.50%, (ii) LIBOR plus 1.0% and (iii) Bank of America’s prime rate, plus an applicable margin; or (b) a rate equal to LIBOR plus an applicable margin.  The applicable margin is dependent on the Company’s consolidated leverage ratio and ranges from 0.75% to 1.25% for loans bearing interest at the rate described under (a) above and from 1.75% to 2.25% for loans bearing interest at the rate described under (b) above. The Company has had no borrowings under this facility.

6. Other Long-Term Liabilities

The components of other long-term liabilities as of May 1, 2010 and January 30, 2010 are as follows (in thousands):

	May 1, 2010	January 30, 2010
Deferred rent	$3,644	$3,528
Tenant improvement allowances	5,551	5,600
Other	829	867
	$10,024	$9,995

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

8. Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard which established the Accounting Standards Codification (the “Codification” or “ASC”) as the single source of authoritative nongovernmental generally accepted accounting principles (“GAAP”).  All previously existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), were superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification impacted the Company’s consolidated financial statements as all references to authoritative accounting literature are now referenced in accordance with the Codification. There have been no changes to the content of the Company’s consolidated financial statements as a result of adopting the Codification during the third quarter of fiscal 2009.

On February 1, 2009, the Company adopted new guidance (ASC Topic 260, Earnings Per Share) which addressed whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method.  The adoption of this new guidance changed the way the Company calculated earnings per share.  All prior period earnings per share information had to be adjusted retrospectively.  Adoption of the new standard had the effect of retrospectively decreasing basic and diluted earnings per share by $0.02 in fiscal 2008, and it caused basic and diluted earnings per share to be $0.01 lower than each would have otherwise been in fiscal 2009.  However, as discussed in Note 3, amendments to restricted stock awards between the Company and its associates effective October 31, 2009 eliminated the impact of this standard for periods subsequent to the third quarter of fiscal 2009.

In April 2009, the FASB issued guidance (ASC Topic 825, Financial Instruments) requiring additional interim disclosures about the fair value of all financial instruments.  This standard was adopted by the Company during the second quarter of 2009 and there was no material impact on the Company’s consolidated financial statements.  See Note 4 for these disclosures.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures — Improving Disclosures about Fair Value Measurements” (ASU 2010-06).  This standard requires new disclosures for significant transfers in and out of Levels 1 and 2 of the fair value hierarchy and the activity within Level 3 of the hierarchy, while also clarifying existing disclosures regarding the level of disaggregation of assets or liabilities and the valuation techniques and inputs used to measure fair value.  The standard is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the new Level 3 activity disclosures, which are effective for interim and annual reporting periods beginning after December 15, 2010.  The adoption of the applicable provisions of this standard in the first quarter of fiscal 2010 did not have a material impact on the Company’s consolidated financial statements and the future adoption of the Level 3 activity disclosures is not expected to have a material impact.

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

The factors that may result in actual results differing from such forward-looking information include, but are not limited to: transportation and distribution delays or interruptions; changes in freight rates; the Company’s ability to negotiate effectively the cost and purchase of merchandise; inventory risks due to shifts in market demand; the Company’s ability to gauge fashion trends and changing consumer preferences; changes in consumer spending on apparel; changes in product mix; interruptions in suppliers’ businesses; interest rate fluctuations; a deterioration in general economic conditions caused by acts of war or terrorism or other factors; temporary changes in demand due to weather patterns; seasonality of the Company’s business; delays associated with building, opening and operating new stores; delays associated with building, opening, expanding or converting new or existing distribution centers; the future liquidity of auction rate securities; and other factors described in the section titled “Item 1A. Risk Factors” and elsewhere in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010 and in Part II, “Item 1A. Risk Factors” and elsewhere in the Company’s Quarterly Reports on Form 10-Q  and any amendments thereto and in the other documents the Company files with the SEC, including reports on Form 8-K.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q. Except as may be required by law, the Company undertakes no obligation to update or revise publicly any forward-looking statements contained herein to reflect events or circumstances occurring after the date of this Form 10-Q or to reflect the occurrence of unanticipated events. Readers are advised, however, to read any further disclosures the Company may make on related subjects in its public disclosures or documents filed with the SEC, including reports on Form 8-K.

Overview

We are a rapidly growing, value-priced retailer of urban fashion apparel and accessories for the entire family. Our merchandise offerings are designed to appeal to the preferences of fashion conscious consumers, particularly African-Americans. Originally our stores were located in the Southeast, and in recent years we expanded into the Mid-Atlantic and Midwest regions and the states of Texas and California. We operated 420 stores in both urban and rural markets in 24 states as of May 1, 2010.

We measure performance using key operating statistics. One of the main performance measures we use is comparable store sales growth. We define a comparable store as a store that has been opened for an entire fiscal year. Therefore, a store will not be considered a comparable store until its 13th month of operation at the earliest or until its 24th month at the latest. As an example, stores opened in fiscal 2009 and fiscal 2010 are not considered comparable stores in fiscal 2010. Relocated and expanded stores are included in the comparable store sales results. We also use other operating statistics, most notably average sales per store, to measure our performance. As we typically occupy existing space in established shopping centers rather than sites built specifically for our stores, store square footage (and therefore sales per square foot) varies by store. We focus on overall store sales volume as the critical driver of profitability. The average sales per store has increased over the years, as we have increased comparable store sales and opened new stores that are generally larger than our historical store base. Average sales per store increased from $0.8 million in fiscal 2000 to $1.5 million in fiscal 2009. In addition to sales, we measure gross profit as a percentage of sales and store operating expenses, with a particular focus on labor, as a percentage of sales. These results translate into store level contribution, which we use to evaluate overall performance of each individual store. Finally, we monitor corporate expenses against budgeted amounts.  All of the statistics discussed above are critical components of earnings before interest, taxes, depreciation and amortization (“EBITDA”) which is considered our most important operating statistic.

Accounting Periods

The following discussion contains references to fiscal years 2010 and 2009, which represent fiscal years ending or ended on January 29, 2011 (fiscal 2010) and January 30, 2010 (fiscal 2009), respectively. Fiscal 2010 and fiscal 2009 both have 52-week accounting periods. This discussion and analysis should be read with the unaudited condensed consolidated financial statements and the notes thereto.

Results of Operations

The following discussion of the Company’s financial performance is based on the unaudited condensed consolidated financial statements set forth herein. The nature of the Company’s business is seasonal. Historically, sales in the first and fourth quarters have been higher than sales achieved in the second and third quarters of the fiscal year. Expenses and, to a greater extent, operating income, vary by quarter. Results of a period shorter than a full year may not be indicative of results expected for the entire year. Furthermore, the seasonal nature of the Company’s business may affect comparisons between periods.

Thirteen Weeks Ended May 1, 2010 and May 2, 2009

Net Sales.  Net sales increased $38.3 million, or 26.8%, to $181.4 million in the thirteen weeks ended May 1, 2010 from $143.1 million in the thirteen weeks ended May 2, 2009.  The increase in net sales was due primarily to the opening of 60 new stores since last year’s first quarter, together with a 9.6% increase in comparable store sales, partially offset by the effect of closing five stores since last year’s first quarter. Comparable store sales benefited from a strong spring merchandise assortment that resonated well with our customers.  In addition, we believe that our customers received their tax refunds later this year which caused a shift of sales from January, the last month of fiscal 2009, to February, the first month of fiscal 2010.  Comparable stores include locations that have been relocated or expanded. There were twelve stores relocated or expanded since last year’s first quarter, all of which impacted comparable store sales. Sales in comparable relocated and expanded stores increased 15.2% in the first quarter of 2010, while sales in all other comparable stores increased 9.3%. Approximately two-thirds of the 9.6% overall increase in comparable store sales was due to an increase in the number of customer transactions, with the other one-third resulting from a higher average ticket. Comparable store sales changes by major merchandise class were as follows in the first quarter of 2010:  Accessories; +25%; Home +15%; Men’s +8%; Women’s +8%; and Children’s +4%.

The new stores opened in 2009 and 2010, net of the five closed stores, accounted for $24.9 million of the increase in total sales, while the 9.6% sales increase in the 352 comparable stores totaled $13.4 million.

Gross Profit.  Gross profit increased $15.2 million, or 26.6%, to $72.4 million in the first quarter of 2010 from $57.2 million in last year’s first quarter.  The increase in gross profit is a result of the increase in sales, partially offset by a slight decline in the gross margin to 39.9% from 40.0% in last year’s first quarter.  None of the components of gross margin (initial mark-up, markdowns, shrinkage and freight) individually fluctuated by more than 30 basis points as a percentage of sales between the first quarters of 2010 and 2009.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $8.3 million, or 20.7%, to $48.5 million in the first quarter of 2010 from $40.1 million in last year’s first quarter.  The increase in these expenses was due primarily to additional store level, distribution and corporate costs arising from the opening of 60 new stores since last year’s first quarter.  As a percentage of sales, selling, general and administrative expenses improved to 26.7% in the first quarter of fiscal 2010 from 28.0% in the first quarter of fiscal 2009, due primarily to the leveraging effect that occurs on expenses as a percentage of sales when comparable store sales increase at a rate that is higher than the rate of inflation on expenses.  In particular, payroll expenses, which have a sizable fixed component associated with store management and corporate overhead, decreased 50 basis points as a percentage of sales, and occupancy expenses, which tend to be more fixed in nature than other expenses, decreased 40 basis points as a percentage of sales due to the leverage provided by the strong comparable store sales increase.  Smaller amounts of expense leverage were realized for items such as advertising, supplies and insurance.

Depreciation and Amortization.  Depreciation and amortization expense increased $0.4 million, or 8.6%, to $4.8 million in the first quarter of 2010 from $4.4 million in the first quarter of 2009, as the result of capital expenditures incurred for new and relocated/expanded stores.

Interest Income.  Interest income decreased to $55,000 in the first quarter of 2010 from $139,000 in the first quarter of 2009 due primarily to a declining interest rate environment which affected our returns on auction rate securities as well as cash and cash equivalents.

Interest Expense.  Interest expense decreased to $4,000 in the first quarter of 2010 from $41,000 in the first quarter of 2009 due to the final liquidation of our capital lease obligations.

Unrealized Loss on Investment Securities.  An impairment loss of $728,000 on our investments in auction rate securities and a related put option was reflected in the first quarter of fiscal 2009 due primarily to the declining interest rates on such securities.

Income Tax Expense.  Income tax expense increased $2.7 million, or 64.7%, to $6.8 million in this year’s first quarter from $4.1 million in the first quarter of 2009 due to an increase in pretax income, together with an increase in the effective income tax rate to 35.3% from 34.2% as the result of tax credits increasing at a lower rate than pretax income.

Net Income.  Net income increased 57.0% to $12.4 million in the first quarter of 2010 from $7.9 million in the first quarter of 2009 due to the factors discussed above.

Liquidity and Capital Resources

Our cash requirements are primarily for working capital, expansion of our distribution infrastructure, opening of new stores, remodeling of our existing stores and the improvement of our information systems. Historically, we have met these cash requirements from cash flow from operations, short-term trade credit, borrowings under our revolving lines of credit, long-term debt, capital leases, and cash proceeds from our initial public offering in 2005.  We expect to be able to meet future cash requirements with cash flow from operations, short-term trade credit, existing cash balances and, if necessary, borrowings under our revolving credit facility.

Current Financial Condition. As of  May 1, 2010, we had total cash and cash equivalents of $83.4 million compared with total cash and cash equivalents of $63.0 million as of January 30, 2010. Inventory represented 32.8% of our total assets as of May 1, 2010. Management’s ability to manage our inventory can have a significant impact on our cash flows from operations during a given interim period or fiscal year. In addition, inventory purchases can be seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise.  Total inventories at the end of the first quarter of 2010 were up $11.1 million, or 13.1%, compared to the first quarter of fiscal 2009, while store selling square footage increased 17.2%.  Inventory in comparable stores was 3.5% lower than the first quarter of fiscal 2009 due to our efforts to conservatively control our investment in inventory.

Cash Flows From Operating Activities. Net cash provided by operating activities was $22.2 million in the first quarter of fiscal 2010 compared to $15.1 million in the first quarter of fiscal 2009.  The main source of cash provided during the first quarter of fiscal 2010 was net income adjusted for noncash expenses such as depreciation and amortization, loss on disposal of property and equipment, deferred income taxes and stock-based compensation expense, totaling $18.7 million (compared to $12.7 million in last year’s first quarter).  Other significant sources of cash in the first quarter of fiscal 2010 were (1) a $5.2 million decrease in inventory (compared to $1.6 million in the first quarter of fiscal 2009) due to strong sales in the first quarter, including a shift in sales from January to February as discussed in the “Results of Operations” section above, as well as ongoing efforts to conservatively manage inventory, (2) a $2.3 million increase in income tax payable (compared to $3.9 million in the first quarter of fiscal 2009) resulting primarily from an increase in pretax income, and (3) a $1.3 million decrease in the liability for layaway deposits (compared to $1.0 million in the first quarter of fiscal 2009) due to the seasonality of layaway balances which are low at the end of our fiscal year, because all balances have to be redeemed by customers or they are cancelled by the middle of December each year.  Significant uses of cash included (1) a $2.5 million decrease in accrued compensation (compared to $2.2 million in last year’s first quarter) as a result of the payment of the prior year’s annual accrued incentive compensation in the first quarter and due to the accrual for our bi-weekly payroll including one week of payroll at the end of the first quarter compared with two weeks at the end of the fiscal year, and (2) a $1.4 million decrease in accounts payable (compared to $4.4 million in last year’s first quarter) due to the timing of payments made for spring merchandise purchases.

Cash Flows From Investing Activities. Cash used in investing activities was $2.4 million in the first quarter of fiscal 2010 compared to $3.9 million in the first quarter of fiscal 2009. Purchases of property and equipment included in cash flows from investing activities totaled $5.4 million and $3.9 million in the first quarter of fiscal 2010 and 2009, respectively, with the increase resulting from opening 19 new stores in the first quarter of fiscal 2010 compared with 8 in the first quarter of fiscal 2009.  Capital expenditures in both years included routine amounts for new stores, relocated and expanded stores and other general corporate purposes. Redemptions of municipal auction rate securities provided cash of $3.0 million in the first quarter of fiscal 2010.

Cash Flows From Financing Activities. Cash flows from financing activities were insignificant in the first quarters of both fiscal 2010 and 2009.

Cash Requirements

Our principal sources of liquidity consist of: (i) cash and cash equivalents (which equaled $83.4 million as of May 1, 2010); (ii) short-term trade credit; (iii) cash generated from operations on an ongoing basis as we sell our merchandise inventory; and (iv) a $20 million revolving credit facility. Trade credit represents a significant source of financing for inventory purchases and arises from customary payment terms and trade practices with our vendors.  Historically, our principal liquidity requirements have been for working capital and capital expenditure needs.

As of May 1, 2010, we had $26.8 million ($30.0 million at par value) of investments in municipal auction rate securities (“ARS”) issued by student loan funding organizations. These securities are high-grade (at least AA-rated with one or more rating agencies) and approximately 74% are either guaranteed by the Department of Education under the Federal Family Education Loan Program (35%) or backed by insurance companies, AMBAC Assurance Corporation (32%) or MBIA Insurance Corporation (7%). Historically, liquidity for investors in ARS was provided via an auction process that reset the interest rate every 35 days, allowing investors to either roll over their investments or sell them at par value. Beginning in February 2008, there was insufficient demand for these types of investments during the auctions and, as a result, these securities became illiquid. Although the auctions for the securities have failed, $26.0 million of the Company’s ARS have been redeemed at par value by certain issuers and the Company’s investment banks since February 2008.  In addition, we have not experienced any defaults and continue to earn and receive interest on all of the investments that we still own.

In November 2008, we accepted an offer (the “Right”) from UBS AG (“UBS”) allowing us to sell at par value our remaining ARS to UBS at anytime during a two-year period from June 30, 2010 through July 2, 2012.  As of May 1, 2010, the Right was valued at $3.2 million.  In accepting the Right, we granted UBS the authority to sell or auction the ARS at par value at any time up until the expiration date of the Right and released UBS from any claims relating to the marketing and sale of ARS.  We will continue to earn interest on the ARS until they are liquidated.  The obligations of UBS under the Right are not secured by its assets and do not require UBS to obtain any financing to purchase the ARS.  UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Right.  If UBS does not have sufficient funding to buy back the ARS and no alternative buyers are located either through the auction process, issuer redemptions or other means, then we may not be able to access cash by selling these securities without incurring a loss of principal.

We believe that our existing sources of liquidity will be sufficient to fund our operations and anticipated capital expenditures for at least the next 12 months.

Critical Accounting Policies

The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. There have been no material changes to the Critical Accounting Policies outlined in the Company’s Annual Report on Form 10-K for the year ended January 30, 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risk during the three months ended May 1, 2010 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended January 30, 2010.

Item 4. Controls and Procedures.

We have carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 1, 2010 pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer each concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information has been accumulated and communicated to our management, including the officers who certify our financial reports, as appropriate, to allow timely decisions regarding the required disclosures.

Our disclosure controls and procedures are designed to provide reasonable assurance that the controls and procedures will meet their objectives. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended May 1, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There are no material changes to the Risk Factors described under the section “ITEM 1A. RISK FACTORS” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. (Removed and Reserved).

Item 5. Other Information.

Not applicable.

Item  6. Exhibits.

10.1

Second Amendment to Credit Agreement, dated as of March 22, 2010, by and between Citi Trends, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended January 30, 2010)

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

CITI TRENDS, INC.

Date: May 28, 2010

	By:	/s/ Bruce D. Smith
	Name:	Bruce D. Smith
	Title:	Executive Vice President, Chief Financial Officer and Secretary