Form 10-Q
period 2010-07-31
Citi Trends Inc
filed 2010-08-27
CIK 1318484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

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

(912) 236-1561

Registrant’s telephone number, including area code

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

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 13, 2010
Common Stock, $.01 par value	14,836,037 shares

CITI TRENDS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Citi Trends, Inc.

Condensed Consolidated Balance Sheets

July 31, 2010 and January 30, 2010

(Unaudited)

(in thousands, except share data)

	July 31,	January 30,
	2010	2010
Assets
Current assets:
Cash and cash equivalents	$84,636	$62,993
Short-term investment securities	3,148	33,025
Inventory	107,556	100,874
Prepaid and other current assets	9,294	10,409
Income tax receivable	2,741	—
Deferred tax asset	4,707	4,518
Total current assets	212,082	211,819
Property and equipment, net of accumulated depreciation and amortization of $85,069 and $76,247 as of July 31, 2010 and January 30, 2010, respectively	73,434	63,791
Goodwill	1,371	1,371
Deferred tax asset	2,916	2,488
Other assets	562	517
Total assets	$290,365	$279,986
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$58,942	$62,706
Accrued expenses	15,517	12,773
Accrued compensation	9,168	9,500
Income tax payable	—	3,024
Layaway deposits	1,909	645
Total current liabilities	85,536	88,648
Other long-term liabilities	9,253	9,995
Total liabilities	94,789	98,643
Stockholders’ equity:
Common stock, $0.01 par value. Authorized 32,000,000 shares; 15,002,218 shares issued as of July 31, 2010 and 14,899,577 shares issued as of January 30, 2010; 14,836,468 shares outstanding as of July 31, 2010 and 14,733,827 outstanding as of January 30, 2010	147	146
Paid-in-capital	76,718	74,368
Retained earnings	118,876	106,994
Treasury stock, at cost; 165,750 shares as of July 31, 2010 and January 30, 2010	(165)	(165)
Total stockholders’ equity	195,576	181,343
Commitments and contingencies (note 7)
Total liabilities and stockholders’ equity	$290,365	$279,986

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Operations

Twenty-six Weeks Ended July 31, 2010 and August 1, 2009

(Unaudited)

(in thousands, except per share data)

	Twenty-six Weeks Ended
	July 31,	August 1,
	2010	2009
Net sales	$310,448	$254,702
Cost of sales	189,778	154,920
Gross profit	120,670	99,782
Selling, general and administrative expenses	92,876	79,127
Depreciation and amortization	9,519	8,828
Income from operations	18,275	11,827
Interest income	99	244
Interest expense	(9)	(69)
Unrealized loss on investment securities	—	(57)
Income before income tax expense	18,365	11,945
Income tax expense	6,483	4,085
Net income	$11,882	$7,860

Basic net income per common share	$0.82	$0.54
Diluted net income per common share	$0.82	$0.54

Net income attributable to common shares
Basic	$11,882	$7,700
Diluted	$11,882	$7,700

Weighted average number of shares outstanding
Basic	14,486	14,342
Diluted	14,510	14,370

Citi Trends, Inc.

Condensed Consolidated Statements of Operations

Thirteen Weeks Ended July 31, 2010 and August 1, 2009

(Unaudited)

(in thousands, except per share data)

	Thirteen Weeks Ended
	July 31,	August 1,
	2010	2009
Net sales	$129,042	$111,605
Cost of sales	80,762	69,011
Gross profit	48,280	42,594
Selling, general and administrative expenses	44,426	38,994
Depreciation and amortization	4,769	4,455
Loss from operations	(915)	(855)
Interest income	44	105
Interest expense	(5)	(28)
Unrealized gain on investment securities	—	671
Loss before income tax benefit	(876)	(107)
Income tax benefit	(309)	(38)
Net loss	$(567)	$(69)

Basic net loss per common share	$(0.04)	$(0.00)
Diluted net loss per common share	$(0.04)	$(0.00)

Net loss attributable to common shares
Basic	$(567)	$(69)
Diluted	$(567)	$(69)

Weighted average number of shares outstanding
Basic	14,515	14,365
Diluted	14,515	14,365

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Cash Flows

Twenty-six Weeks Ended July 31, 2010 and August 1, 2009

(Unaudited)

(in thousands)

	Twenty-six Weeks Ended
	July 31,	August 1,
	2010	2009
Operating activities:
Net income	$11,882	$7,860
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,519	8,828
Loss on disposal of property and equipment	143	254
Deferred income taxes	(617)	(687)
Noncash stock-based compensation expense	1,635	1,004
Excess tax benefits from stock-based payment arrangements	(1,496)	(685)
Unrealized loss on investment securities	—	57
Changes in assets and liabilities:
Inventory	(6,682)	(2,570)
Prepaid and other current assets	1,115	1,652
Other assets	(45)	(76)
Accounts payable	(3,764)	(6,166)
Accrued expenses and other long-term liabilities	780	80
Accrued compensation	(332)	750
Income tax receivable/payable	(4,269)	(501)
Layaway deposits	1,264	1,244
Net cash provided by operating activities	9,133	11,044
Investing activities:
Sales/redemptions of investment securities	33,025	1,300
Purchases of investment securities	(3,148)	—
Purchases of property and equipment	(18,083)	(9,258)
Net cash provided by (used in) investing activities	11,794	(7,958)
Financing activities:
Repayments on capital lease obligations	—	(841)
Excess tax benefits from stock-based payment arrangements	1,496	685
Proceeds from the exercise of stock options	216	268
Cash used to settle withholding taxes on stock option exercises	(996)	(353)
Net cash provided by (used in) financing activities	716	(241)
Net increase in cash and cash equivalents	21,643	2,845
Cash and cash equivalents:
Beginning of period	62,993	33,516
End of period	$84,636	$36,361

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$59
Cash paid for income taxes	$11,369	$5,273
Supplemental disclosures of noncash investing activities:
Increase in accrual for purchases of property and equipment	$1,222	$704

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

July 31, 2010

1. Basis of Presentation

Citi Trends, Inc. and its subsidiary (the “Company”) operate as a rapidly growing, value-priced retailer of urban fashion apparel and accessories for the entire family.  As of July 31, 2010, the Company operated 425 stores in 24 states.

The condensed consolidated balance sheet as of July 31, 2010, the condensed consolidated statements of operations for the twenty-six and thirteen-week periods ended July 31, 2010 and August 1, 2009, and the condensed consolidated statements of cash flows for the twenty-six week periods ended July 31, 2010 and August 1, 2009 have been prepared by the Company without audit. The condensed consolidated balance sheet as of January 30, 2010 has been derived from the audited financial statements as of that date, but does not include all required year end disclosures.  In the opinion of management, such statements include all adjustments considered necessary to present fairly the Company’s financial position as of July 31, 2010 and January 30, 2010, and its results of operations and cash flows for all periods presented.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended January 30, 2010.

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  Operating results for the interim periods ended July 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending January 29, 2011.

Certain prior year amounts in the consolidated statement of cash flows have been revised to conform to the current year presentation.  The amount by which an accrual for purchases of property and equipment changed had previously been included in the line items for changes in accrued expenses (operating activities) and purchases of property and equipment (investing activities).  The revision removed the accrual change from both line items by offsetting amounts, and a supplemental disclosure of noncash investing activities has been added to the consolidated statement of cash flows for such amount.  This revision caused net cash provided by operating activities to decrease and net cash used in investing activities to decrease by $704,000 in the twenty-six weeks ended August 1, 2009 from that previously reported.

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

The most significant estimates made by management include those made in the valuation of inventory, stock-based compensation, property and equipment, and income taxes. Management periodically evaluates estimates used in the preparation of the financial statements for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based on such periodic evaluations.

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

The dilutive effect of stock-based compensation arrangements is accounted for using the treasury stock method.  This method assumes that the proceeds the Company receives from the exercise of stock options are used to repurchase common shares in the market.  The Company includes as assumed proceeds the amount of compensation cost attributed to future services and not yet recognized, and the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of outstanding options and vesting of nonvested restricted stock.  For the thirteen weeks ended July 31, 2010 and August 1, 2009, there were 51,000 and 67,000 options outstanding, respectively, to purchase shares of common stock excluded from the calculation of diluted earnings per share because of antidilution.  For the twenty-six weeks ended July 31, 2010 and August 1, 2009, there were 55,000 and 68,000 options outstanding, respectively, to purchase shares of common stock excluded from the calculation of diluted earnings per share because of antidilution.

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

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Twenty-six Weeks Ended
	July 31, 2010	August 1, 2009

Basic:
Numerator
Net income	$11,882	$7,860
Net income allocated to participating securities	—	(160)
Net income attributable to common stockholders-basic	11,882	7,700

Denominator
Weighted average common shares	14,486	14,342

Net income attributable to common stockholders per share-basic	$0.82	$0.54

Diluted:
Numerator
Net income	$11,882	$7,860
Net income allocated to participating securities	—	(160)
Net income attributable to common stockholders-diluted	11,882	7,700

Denominator
Denominator for basic calculation	14,486	14,342
Effect of dilutive securities	24	28
Denominator for diluted calculation	14,510	14,370

Net income attributable to common stockholders per share-diluted	$0.82	$0.54

	Thirteen Weeks Ended
	July 31, 2010	August 1, 2009

Basic:
Numerator
Net loss	$(567)	$(69)
Net income allocated to participating securities	—	—
Net loss attributable to common stockholders-basic	(567)	(69)

Denominator
Weighted average common shares	14,515	14,365

Net loss attributable to common stockholders per share-basic	$(0.04)	$(0.00)

Diluted:
Numerator
Net loss	$(567)	$(69)
Net income allocated to participating securities	—	—
Net loss attributable to common stockholders-diluted	(567)	(69)

Denominator
Denominator for basic calculation	14,515	14,365
Effect of dilutive securities	—	—
Denominator for diluted calculation	14,515	14,365

Net loss attributable to common stockholders per share-diluted	$(0.04)	$(0.00)

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

The Company held investments in municipal auction rate securities (“ARS”) issued by student loan funding organizations at the time the ARS market experienced a disruption in liquidity in February 2008.  Since that time, all of the ARS have been redeemed at par value by the original issuers and the Company’s investment banks, with the final redemptions occurring on June 30, 2010 in connection with the Company’s exercise of a put option offered by one of the investment banks.  There were no losses incurred as the result of any of the ARS redemptions.

The following table provides a summary of activity for the Company’s ARS and related put option measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the twenty-six weeks ended July 31, 2010 (in thousands):

	Put Option Related to ARS	Auction Rate Securities
Balance as of January 30, 2010	$3,307	$29,718
Unrealized gains (losses) included in earnings	62	(62)
Sales/redemptions of investment securities	(3,369)	(29,656)
Balance as of July 31, 2010	$—	$—

The Company’s short-term investment securities as of July 31, 2010 consist of pre-refunded municipal bonds which are bonds that have been refinanced by the issuer and remain outstanding in the marketplace until a specific call date is reached.  Pre-refunded municipal bonds are secured by U.S. Treasury securities placed in an irrevocable escrow account.  All of the Company’s pre-refunded municipal bonds have call dates of less than one year, therefore, are classified as current assets.   As of July 31, 2010, these available-for-sale securities have fair values that are essentially equal to the original cost of $3,148,000.

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

6. Other Long-Term Liabilities

The components of other long-term liabilities as of July 31, 2010 and January 30, 2010 are as follows (in thousands):

	July 31, 2010	January 30, 2010
Deferred rent	$3,529	$3,528
Tenant improvement allowances	4,970	5,600
Other	754	867
	$9,253	$9,995

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

8. Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures – Improving Disclosures about Fair Value Measurements” (ASU 2010-06).  This standard requires new disclosures for significant transfers in and out of Levels 1 and 2 of the fair value hierarchy and the activity within Level 3 of the hierarchy, while also clarifying existing disclosures regarding the level of disaggregation of assets or liabilities and the valuation techniques and inputs used to measure fair value.  The standard is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the new Level 3 activity disclosures, which are effective for interim and annual reporting periods beginning after December 15, 2010.  The adoption of the applicable provisions of this standard in the first quarter of fiscal 2010 did not have a material impact on the Company’s consolidated financial statements and the future adoption of the Level 3 activity disclosures is not expected to have a material impact.

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

Overview

We are a rapidly growing, value-priced retailer of urban fashion apparel and accessories for the entire family. Our merchandise offerings are designed to appeal to the preferences of fashion conscious consumers, particularly African-Americans. Originally our stores were located in the Southeast, and in recent years we expanded into the Mid-Atlantic and Midwest regions and the states of Texas and California. We operated 425 stores in both urban and rural markets in 24 states as of July 31, 2010.

We measure performance using key operating statistics. One of the main performance measures we use is comparable store sales growth. We define a comparable store as a store that has been opened for an entire fiscal year. Therefore, a store will not be considered a comparable store until its 13th month of operation at the earliest or until its 24th month at the latest. As an example, stores opened in fiscal 2009 and fiscal 2010 are not considered comparable stores in fiscal 2010. Relocated and expanded stores are included in the comparable store sales results. We also use other operating statistics, most notably average sales per store, to measure our performance. As we typically occupy existing space in established shopping centers rather than sites built specifically for our stores, store square footage (and therefore sales per square foot) varies by store. We focus on overall store sales volume as the critical driver of profitability. The average sales per store has increased over the years, as we have increased comparable store sales and opened new stores that are generally larger than our historical store base. Average sales per store increased from $0.8 million in fiscal 2000 to $1.5 million in fiscal 2009. In addition to sales, we measure gross profit as a percentage of sales and store operating expenses, with a particular focus on labor, as a percentage of sales. These results translate into store level contribution, which we use to evaluate overall performance of each individual store. Finally, we monitor corporate expenses against budgeted amounts.  All of the statistics discussed above are critical components of earnings before interest, taxes, depreciation and amortization (“EBITDA”) which is considered our most important operating statistic.  Provided below is a reconciliation of EBITDA to net income for the twenty-six and thirteen week periods ended July 31, 2010 and August 1, 2009:

	Twenty-Six Weeks Ended		Thirteen Weeks Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Net income (loss)	$11,882	$7,860	$(567)	$(69)

Plus:
Interest expense	9	69	5	28
Income tax expense	6,483	4,085	—	—
Depreciation and amortization	9,519	8,828	4,769	4,455

Less:
Interest income	(99)	(244)	(44)	(105)
Income tax benefit	—	—	(309)	(38)

EBITDA	$27,794	$20,598	$3,854	$4,271

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

Twenty-six Weeks Ended July 31, 2010 and August 1, 2009

Net Sales.  Net sales increased $55.7 million, or 21.9%, to $310.4 million in the twenty-six weeks ended July 31, 2010 from $254.7 million in the twenty-six weeks ended August 1, 2009.  The increase in net sales was due primarily to the opening of 57 new stores since last year’s second quarter, together with a 5.1% increase in comparable store sales, partially offset by the effect of closing two stores since last year’s second quarter. Comparable store sales benefited from a strong spring merchandise assortment that resonated well with our customers.  In addition, we believe that our customers received their tax refunds later this year which caused a shift of sales from January, the last month of fiscal 2009, to February, the first month of fiscal 2010.  Comparable stores include locations that have been relocated or expanded. There were thirteen stores relocated or expanded since last year’s second quarter, all of which impacted comparable store sales. Sales in comparable relocated and expanded stores increased 11.1% in the first half of 2010, while sales in all other comparable stores increased 4.8%.  Substantially all of the 5.1% overall increase in comparable store sales was due to an increase in the number of customer transactions, with only a minor amount resulting from a higher average ticket. Comparable store sales changes by major merchandise class were as follows in the first half of 2010:  Accessories +18%; Home +15%; Men’s +3%; Women’s +3%; and Children’s 0%.

The new stores opened in 2009 and 2010, net of the closed stores, accounted for $43.0 million of the increase in total sales, while the 5.1% sales increase in the 352 comparable stores totaled $12.7 million.

Gross Profit.  Gross profit increased $20.9 million, or 20.9%, to $120.7 million in the first half of 2010 from $99.8 million in last year’s first half.  The increase in gross profit is a result of the increase in sales, partially offset by a slight decline in the gross margin to 38.9% from 39.2% in last year’s first half.  The decrease in gross margin was due primarily to an increase of 50 basis points in markdowns as a percentage of sales, partially offset by a decrease of 20 basis points in inventory shrinkage.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $13.8 million, or 17.4%, to $92.9 million in the first half of 2010 from $79.1 million in last year’s first half.  The increase in these expenses was due primarily to additional store level, distribution and corporate costs arising from the opening of 57 new stores since last year’s second quarter.  As a percentage of sales, selling, general and administrative expenses improved to 29.9% in the first half of fiscal 2010 from 31.1% in the first half of fiscal 2009, due primarily to the leveraging effect that occurs on expenses as a percentage of sales when comparable store sales increase at a rate that is higher than the rate of inflation on expenses and due to strong payroll controls.  In particular, payroll expenses, which have a sizable fixed component associated with store management and corporate overhead, decreased 80 basis points as a percentage of sales, and occupancy expenses, which tend to be highly fixed in nature, decreased 30 basis points.

Depreciation and Amortization.  Depreciation and amortization expense increased $0.7 million, or 7.8%, to $9.5 million in the first half of 2010 from $8.8 million in the first half of 2009, as the result of capital expenditures incurred for new and relocated/expanded stores.

Interest Income.  Interest income decreased to $0.1 million in the first half of 2010 from $0.2 million in the first half of 2009 due to a declining interest rate environment.

Interest Expense.  Interest expense decreased to $9,000 in the first half of 2010 from $69,000 in the first half of 2009 due to the final liquidation of our capital lease obligations.

Unrealized Loss on Investment Securities.  An impairment loss of $57,000 on our investments in auction rate securities and a related put option was reflected in the first half of fiscal 2009.

Income Tax Expense.  Income tax expense increased $2.4 million, or 58.7%, to $6.5 million in this year’s first half from $4.1 million in the first half of 2009 due to an increase in pretax income, together with an increase in the effective income tax rate to 35.3% from 34.2% as the result of tax credits decreasing slightly while pretax income was increasing.

Net Income.  Net income increased 51.2% to $11.9 million in the first half of 2010 from $7.9 million in the first half of 2009 due to the factors discussed above.

Thirteen Weeks Ended July 31, 2010 and August 1, 2009

Net Sales.  Net sales increased $17.4 million, or 15.6%, to $129.0 million in the thirteen weeks ended July 31, 2010 from $111.6 million in the thirteen weeks ended August 1, 2009.  The increase in net sales was due primarily to the opening of 57 new stores since last year’s second quarter, partially offset by a 0.6% decrease in comparable store sales and the effect of closing two stores since last year’s second quarter.  Comparable stores include locations that have been relocated or expanded. There were thirteen stores relocated or expanded since last year’s second quarter, all of which impacted comparable store sales. Sales in comparable relocated and expanded stores increased 5.4% in the second quarter of 2010, while sales in all other comparable stores decreased 1.0%.  The 0.6% overall decrease in comparable store sales was due to an approximately 3% decrease in the average ticket, partially offset by an increase in the number of customer transactions.   Comparable store sales changes by major merchandise class were as follows in the second quarter of 2010:  Home +15%; Accessories +11%; Men’s -2%; Women’s -4%; and Children’s -6%.

The new stores opened in 2009 and 2010, net of closed stores, accounted for an increase of $18.1 million in total sales, while the 0.6% sales decrease in the 352 comparable stores totaled $0.7 million.

Gross Profit.  Gross profit increased $5.7 million, or 13.3%, to $48.3 million in the second quarter of 2010 from $42.6 million in last year’s second quarter.  The increase in gross profit is a result of the increase in sales, partially offset by a decline in the gross margin to 37.4% from 38.2% in last year’s second quarter.  The decrease in the gross margin was due primarily to more merchandise clearance markdowns resulting from the negative comparable store sales during the quarter.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $5.4 million, or 13.9%, to $44.4 million in the second quarter of 2010 from $39.0 million in last year’s second quarter.  The increase in these expenses was due primarily to additional store level, distribution and corporate costs arising from the opening of 57 new stores since last year’s second quarter.  As a percentage of sales, selling, general and administrative expenses decreased to 34.4% in the second quarter of fiscal 2010 from 34.9% in the second quarter of fiscal 2009, due primarily to strong controls over payroll.

Depreciation and Amortization.  Depreciation and amortization expense increased $0.3 million, or 7.0%, to $4.8 million in the second quarter of 2010 from $4.5 million in the second quarter of 2009, as the result of capital expenditures incurred for new and relocated/expanded stores.

Interest Income.  Interest income decreased to $44,000 in the second quarter of 2010 from $105,000 in the second quarter of 2009 due to a declining interest rate environment.

Interest Expense.  Interest expense decreased to $5,000 in the second quarter of 2010 from $28,000 in the second quarter of 2009 due to the final liquidation of our capital lease obligations.

Unrealized Gain on Investment Securities.  An unrealized gain of $671,000 on our investments in auction rate securities and a related put option was reflected in the second quarter of fiscal 2009 due primarily to an improvement in the credit spreads and liquidity associated with the auction rate securities market.

Income Tax Benefit.  Income tax benefit increased to $309,000 in this year’s second quarter from $38,000 in the second quarter of 2009 due to a higher pretax loss.

Net Loss.  Net loss increased to $567,000 in the second quarter of 2010 from $69,000 in the second quarter of 2009 due to the factors discussed above.

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

Current Financial Condition. As of July 31, 2010, we had total cash and cash equivalents of $84.6 million compared with total cash and cash equivalents of $63.0 million as of January 30, 2010. Inventory represented 37.0% of our total assets as of July 31, 2010.  Management’s ability to manage our inventory can have a significant impact on our cash flows from operations during a given interim period or fiscal year. In addition, inventory purchases can be seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise.  Total inventories at the end of the second quarter of 2010 were up $18.7 million, or 21.1%, compared to the second quarter of fiscal 2009, while store selling square footage increased 17.3%.  Inventory in comparable stores was 4.0% higher than at the end of the second quarter of fiscal 2009, but only after significant reductions of comparable store inventories of 10.2% and 18.0% in the second quarters of 2009 and 2008, respectively.

Cash Flows From Operating Activities. Net cash provided by operating activities was $9.1 million in the first half of fiscal 2010 compared to $11.0 million in the first half of fiscal 2009.  The main source of cash provided during the first half of fiscal 2010 was net income adjusted for noncash expenses such as depreciation and amortization, loss on disposal of property and equipment, deferred income taxes and stock-based compensation expense, totaling $22.6 million (compared to $17.3 million in last year’s first half).  Other significant sources of cash in the first half of fiscal 2010 were (1) a $1.3 million increase in layaway deposits (compared to $1.2 million in the first half of fiscal 2009) due to the seasonality of layaway transactions which are low at the end of our fiscal year, because all balances have to be redeemed by customers or they are cancelled by the middle of December each year, and (2) a $1.1 million decrease in prepaid and other current assets (compared to $1.7 million in the first half of fiscal 2009) due to lower receivables from landlords for tenant improvement reimbursements as a result of there being fewer store openings in the second quarter of 2010 than the fourth quarter of 2009.  Significant uses of cash included (1) a $6.7 million increase in inventory (compared to $2.6 million in the first half of fiscal 2009) as the result of opening 24 new stores in the first half of 2010, partially offset by two store closings, (2) a $4.3 million change in income tax receivable/payable (compared to $0.5 million in the first half of fiscal 2009) due to the timing of quarterly estimated payments and because the payment in July 2010 was unusually high based on our record first quarter earnings, and (3) a $3.8 million decrease in accounts payable (compared to $6.2 million in the first half of fiscal 2009) due primarily to seasonality, as a larger portion of inventory is still included in accounts payable at the end of January than the end of July, because January inventory includes recent purchases for the upcoming spring season which are more significant than the recent purchases of merchandise in July for the upcoming back-to-school season.

Cash Flows From Investing Activities. Cash provided by investing activities was $11.8 million in the first half of fiscal 2010 compared to cash used in investing activities of $8.0 million in the first half of fiscal 2009.  Redemptions of investment securities provided cash of $33.0 million in the first half of 2010 and $1.3 million in the first half of 2009, as our investment bank repurchased our remaining auction rate securities in June 2010 in connection with our exercise of a put option that had been offered to us in November 2008 after the auction rate securities market became illiquid.  Cash used for purchases of investment securities totaled $3.1 million in the first half of 2010.  Cash used for purchases of property and equipment totaled $18.1 million and $9.3 million in the first half of fiscal 2010 and 2009, respectively, with the increase resulting from the acquisition of a new distribution center in Roland, Oklahoma and the opening of 24 new stores in the first half of fiscal 2010 compared with 16 in the first half of fiscal 2009.

Cash Flows From Financing Activities. Cash flows from financing activities were insignificant in the first half of both fiscal 2010 and 2009.

Cash Requirements

Our principal sources of liquidity consist of: (i) cash and cash equivalents (which equaled $84.6 million as of July 31, 2010); (ii) short-term trade credit; (iii) cash generated from operations on an ongoing basis as we sell our merchandise inventory; and (iv) a $20 million revolving credit facility. Trade credit represents a significant source of financing for inventory purchases and arises from customary payment terms and trade practices with our vendors.  Historically, our principal liquidity requirements have been for working capital and capital expenditure needs.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risk during the twenty-six weeks ended July 31, 2010 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended January 30, 2010, except that our risk related to the illiquid auction rate securities market was eliminated when our investment bank redeemed our remaining securities on June 30, 2010 in connection with our exercise of a put option that had been offered to us by the investment bank in November 2008.

Item 4. Controls and Procedures.

We have carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2010 pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer each concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information has been accumulated and communicated to our management, including the officers who certify our financial reports, as appropriate, to allow timely decisions regarding the required disclosures.

Our disclosure controls and procedures are designed to provide reasonable assurance that the controls and procedures will meet their objectives. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended July 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There are no material changes to the Risk Factors described under the section “ITEM 1A. RISK FACTORS” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010, except that our risk related to the illiquid auction rate securities market was eliminated when our investment bank redeemed our remaining securities on June 30, 2010 in connection with our exercise of a put option that had been offered to us by the investment bank in November 2008.

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

Date: August 27, 2010

	By:	/s/ Bruce D. Smith
	Name:	Bruce D. Smith
	Title:	Executive Vice President, Chief Financial Officer and Secretary