Form 10-Q
period 2010-10-30
Citi Trends Inc
filed 2010-12-06
CIK 1318484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2010

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

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 19, 2010
Common Stock, $.01 par value	14,832,386 shares

CITI TRENDS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Citi Trends, Inc.

Condensed Consolidated Balance Sheets

October 30, 2010 and January 30, 2010

(Unaudited)

(in thousands, except share data)

	October 30,	January 30,
	2010	2010
Assets
Current assets:
Cash and cash equivalents	$69,632	$62,993
Short-term investment securities	4,752	33,025
Inventory	115,273	100,874
Prepaid and other current assets	11,349	10,409
Income tax receivable	5,261	—
Deferred tax asset	5,385	4,518
Total current assets	211,652	211,819
Property and equipment, net of accumulated depreciation and amortization of $89,722 and $76,247 as of October 30, 2010 and January 30, 2010, respectively	76,879	63,791
Goodwill	1,371	1,371
Deferred tax asset	2,507	2,488
Other assets	592	517
Total assets	$293,001	$279,986
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$61,355	$62,706
Accrued expenses	13,715	12,773
Accrued compensation	8,396	9,500
Income tax payable	—	3,024
Layaway deposits	3,200	645
Total current liabilities	86,666	88,648
Other long-term liabilities	10,422	9,995
Total liabilities	97,088	98,643
Stockholders’ equity:
Common stock, $0.01 par value. Authorized 32,000,000 shares; 14,996,824 shares issued as of October 30, 2010 and 14,899,577 shares issued as of January 30, 2010; 14,831,074 shares outstanding as of October 30, 2010 and 14,733,827 outstanding as of January 30, 2010	147	146
Paid-in-capital	77,449	74,368
Retained earnings	118,482	106,994
Treasury stock, at cost; 165,750 shares as of October 30, 2010 and January 30, 2010	(165)	(165)
Total stockholders’ equity	195,913	181,343
Commitments and contingencies (note 8)
Total liabilities and stockholders’ equity	$293,001	$279,986

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Operations

Thirty-nine Weeks Ended October 30, 2010 and October 31, 2009

(Unaudited)

(in thousands, except per share data)

	Thirty-nine Weeks Ended
	October 30,	October 31,
	2010	2009
Net sales	$450,485	$382,058
Cost of sales	278,134	234,640
Gross profit	172,351	147,418
Selling, general and administrative expenses	140,119	121,116
Depreciation and amortization	14,843	13,679
Income from operations	17,389	12,623
Interest income	140	329
Interest expense	(17)	(86)
Income before income tax expense	17,512	12,866
Income tax expense	6,024	4,400
Net income	$11,488	$8,466

Basic net income per common share	$0.79	$0.58
Diluted net income per common share	$0.79	$0.58

Net income attributable to common shares
Basic	$11,488	$8,289
Diluted	$11,488	$8,289

Weighted average number of shares outstanding
Basic	14,497	14,351
Diluted	14,518	14,383

Citi Trends, Inc.

Condensed Consolidated Statements of Operations

Thirteen Weeks Ended October 30, 2010 and October 31, 2009

(Unaudited)

(in thousands, except per share data)

	Thirteen Weeks Ended
	October 30,	October 31,
	2010	2009
Net sales	$140,037	$127,356
Cost of sales	88,356	79,720
Gross profit	51,681	47,636
Selling, general and administrative expenses	47,243	41,989
Depreciation and amortization	5,324	4,851
(Loss) income from operations	(886)	796
Interest income	41	85
Interest expense	(8)	(17)
Unrealized gain on investment securities	—	57
(Loss) income before income tax (benefit) expense	(853)	921
Income tax (benefit) expense	(459)	315
Net (loss) income	$(394)	$606

Basic net (loss) income per common share	$(0.03)	$0.04
Diluted net (loss) income per common share	$(0.03)	$0.04

Net (loss) income attributable to common shares
Basic	$(394)	$593
Diluted	$(394)	$593

Weighted average number of shares outstanding
Basic	14,519	14,370
Diluted	14,519	14,409

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Cash Flows

Thirty-nine Weeks Ended October 30, 2010 and October 31, 2009

(Unaudited)

(in thousands)

	Thirty-nine Weeks Ended
	October 30,	October 31,
	2010	2009
Operating activities:
Net income	$11,488	$8,466
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,843	13,679
Loss on disposal of property and equipment	—	257
Gain on insurance claims	(383)	—
Deferred income taxes	(886)	(847)
Noncash stock-based compensation expense	2,352	1,601
Excess tax benefits from stock-based payment arrangements	(1,522)	(709)
Changes in assets and liabilities:
Inventory	(14,399)	(19,055)
Prepaid and other current assets	(266)	1,193
Other assets	(75)	(97)
Accounts payable	(1,351)	8,467
Accrued expenses and other long-term liabilities	1,795	1,659
Accrued compensation	(1,104)	243
Income tax receivable/payable	(6,763)	(2,596)
Layaway deposits	2,555	2,817
Net cash provided by operating activities	6,284	15,078
Investing activities:
Sales/redemptions of investment securities	33,025	1,600
Purchases of investment securities	(4,752)	—
Purchases of property and equipment	(28,648)	(17,055)
Net cash used in investing activities	(375)	(15,455)
Financing activities:
Repayments on capital lease obligations	—	(1,280)
Excess tax benefits from stock-based payment arrangements	1,522	709
Proceeds from the exercise of stock options	224	289
Cash used to settle withholding taxes on stock option exercises	(1,016)	(370)
Net cash provided by (used in) financing activities	730	(652)
Net increase (decrease) in cash and cash equivalents	6,639	(1,029)
Cash and cash equivalents:
Beginning of period	62,993	33,516
End of period	$69,632	$32,487

Supplemental disclosures of cash flow information:
Cash paid for interest	$3	$71
Cash paid for income taxes	$13,673	$7,843
Supplemental disclosures of noncash investing activities:
Receivable for insurance proceeds on property and equipment	$(674)	$—
(Decrease) increase in accrual for purchases of property and equipment	$(426)	$442

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

October 30, 2010

1. Basis of Presentation

Citi Trends, Inc. and its subsidiary (the “Company”) operate as a rapidly growing, value-priced retailer of urban fashion apparel and accessories for the entire family.  As of October 30, 2010, the Company operated 458 stores in 27 states.

The condensed consolidated balance sheet as of October 30, 2010, the condensed consolidated statements of operations for the thirty-nine and thirteen-week periods ended October 30, 2010 and October 31, 2009, and the condensed consolidated statements of cash flows for the thirty-nine week periods ended October 30, 2010 and October 31, 2009 have been prepared by the Company without audit. The condensed consolidated balance sheet as of January 30, 2010 has been derived from the audited financial statements as of that date, but does not include all required year end disclosures.  In the opinion of management, such statements include all adjustments considered necessary to present fairly the Company’s financial position as of October 30, 2010 and January 30, 2010, and its results of operations and cash flows for all periods presented.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended January 30, 2010.

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  Operating results for the interim periods ended October 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending January 29, 2011.

Certain prior year amounts in the condensed consolidated statement of cash flows have been revised to conform to the current year presentation.  The amount by which an accrual for purchases of property and equipment changed had previously been included in the line items for changes in accrued expenses (operating activities) and purchases of property and equipment (investing activities).  The revision removed the accrual change from both line items by offsetting amounts, and a supplemental disclosure of noncash investing activities has been added to the condensed consolidated statement of cash flows for such amount.  This revision caused net cash provided by operating activities to decrease and net cash used in investing activities to decrease by $442,000 in the thirty-nine weeks ended October 31, 2009 from that previously reported.

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

3. Cash and Cash Equivalents/Concentration of Credit Risk

For purposes of the condensed consolidated balance sheets and condensed consolidated statements of cash flows, the Company considers all highly liquid investments with maturities at date of purchase of three months or less to be cash equivalents.  Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents.  The Company places its cash and cash equivalents in what it believes to be high credit quality banks and institutional money market funds.  The Company maintains cash accounts that exceed federally insured limits.

4. Earnings per Share

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

The dilutive effect of stock-based compensation arrangements is accounted for using the treasury stock method.  This method assumes that the proceeds the Company receives from the exercise of stock options are used to repurchase common shares in the market.  The Company includes as assumed proceeds the amount of compensation cost attributed to future services and not yet recognized, and the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of outstanding options and vesting of nonvested restricted stock.  For the thirteen weeks ended October 30, 2010 and October 31, 2009, there were 53,000 and 62,000 options outstanding, respectively, to purchase shares of common stock excluded from the calculation of diluted earnings per share because of antidilution.  For the thirty-nine weeks ended October 30, 2010 and October 31, 2009, there were 54,000 and 66,000 options outstanding, respectively, to purchase shares of common stock excluded from the calculation of diluted earnings per share because of antidilution.

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

	Thirty-nine Weeks Ended
	October 30, 2010	October 31, 2009

Basic:
Numerator
Net income	$11,488	$8,466
Net income allocated to participating securities	—	(177)
Net income attributable to common stockholders-basic	11,488	8,289

Denominator
Weighted average common shares	14,497	14,351

Net income attributable to common stockholders per share-basic	$0.79	$0.58

Diluted:
Numerator
Net income	$11,488	$8,466
Net income allocated to participating securities	—	(177)
Net income attributable to common stockholders-diluted	11,488	8,289

Denominator
Denominator for basic calculation	14,497	14,351
Effect of dilutive securities	21	32
Denominator for diluted calculation	14,518	14,383

Net income attributable to common stockholders per share-diluted	$0.79	$0.58

	Thirteen Weeks Ended
	October 30, 2010	October 31, 2009

Basic:
Numerator
Net (loss) income	$(394)	$606
Net income allocated to participating securities	—	(13)
Net (loss) income attributable to common stockholders-basic	(394)	593

Denominator
Weighted average common shares	14,519	14,370

Net (loss) income attributable to common stockholders per share-basic	$(0.03)	$0.04

Diluted:
Numerator
Net (loss) income	$(394)	$606
Net income allocated to participating securities	—	(13)
Net (loss) income attributable to common stockholders-diluted	(394)	593

Denominator
Denominator for basic calculation	14,519	14,370
Effect of dilutive securities	—	39
Denominator for diluted calculation	14,519	14,409

Net (loss) income attributable to common stockholders per share-diluted	$(0.03)	$0.04

5. Fair Value Measurement

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

The following table provides a summary of activity for the Company’s ARS and related put option measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the thirty-nine weeks ended October 30, 2010 (in thousands):

	Put Option Related to ARS	Auction Rate Securities
Balance as of January 30, 2010	$3,307	$29,718
Unrealized gains (losses) included in earnings	62	(62)
Sales/redemptions of investment securities	(3,369)	(29,656)
Balance as of October 30, 2010	$—	$—

The Company’s short-term investment securities as of October 30, 2010 consist of pre-refunded municipal bonds which are bonds that have been refinanced by the issuer and remain outstanding in the marketplace until a specific call date is reached.  Pre-refunded municipal bonds are secured by U.S. Treasury securities placed in an irrevocable escrow account.  All of the Company’s pre-refunded municipal bonds have call dates of less than one year, therefore, are classified as current assets.   As of October 30, 2010, these available-for-sale securities have Level 1 fair values that are essentially equal to the original cost of $4,752,000.

6. Revolving Line of Credit

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

7. Other Long-Term Liabilities

The components of other long-term liabilities as of October 30, 2010 and January 30, 2010 are as follows (in thousands):

	October 30, 2010	January 30, 2010
Deferred rent	$4,132	$3,528
Tenant improvement allowances	5,444	5,600
Other	846	867
	$10,422	$9,995

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

On November 3, 2010, the Company executed an agreement with a supplier of automated material handling systems to equip the Company’s new distribution center in Roland, Oklahoma.  In addition to the sale of material handling equipment to the Company, the supplier will design, integrate and install the system and related equipment and provide training.  The Company’s commitment with respect to this agreement is approximately $7 million.

9. Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures — Improving Disclosures about Fair Value Measurements” (ASU 2010-06).  This standard requires new disclosures for significant transfers in and out of Levels 1 and 2 of the fair value hierarchy and the activity within Level 3 of the hierarchy, while also clarifying existing disclosures regarding the level of disaggregation of assets or liabilities and the valuation techniques and inputs used to measure fair value.  The standard is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the new Level 3 activity disclosures, which are effective for interim and annual reporting periods beginning after December 15, 2010.  The adoption of the applicable provisions of this standard in the first quarter of fiscal 2010 did not have a material impact on the Company’s condensed consolidated financial statements and the future adoption of the Level 3 activity disclosures is not expected to have a material impact.

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

Overview

We are a rapidly growing, value-priced retailer of urban fashion apparel and accessories for the entire family. Our merchandise offerings are designed to appeal to the preferences of fashion conscious consumers, particularly African-Americans. We operated 458 stores in both urban and rural markets in 27 states as of October 30, 2010.

We measure performance using key operating statistics. One of the main performance measures we use is comparable store sales growth. We define a comparable store as a store that has been opened for an entire fiscal year. Therefore, a store will not be considered a comparable store until its 13th month of operation at the earliest or until its 24th month at the latest. As an example, stores opened in fiscal 2009 and fiscal 2010 are not considered comparable stores in fiscal 2010. Relocated and expanded stores are included in the comparable store sales results. We also use other operating statistics, most notably average sales per store, to measure our performance. As we typically occupy existing space in established shopping centers rather than sites built specifically for our stores, store square footage (and therefore sales per square foot) varies by store. We focus on overall store sales volume as the critical driver of profitability. The average sales per store has increased over the years, as we have increased comparable store sales and opened new stores that are generally larger than our historical store base. Average sales per store increased from $0.8 million in fiscal 2000 to $1.5 million in fiscal 2009. In addition to sales, we measure gross profit as a percentage of sales and store operating expenses, with a particular focus on labor, as a percentage of sales. These results translate into store level contribution, which we use to evaluate overall performance of each individual store. Finally, we monitor corporate expenses against budgeted amounts.  All of the statistics discussed above are critical components of earnings before interest, taxes, depreciation and amortization (“EBITDA”) which is considered our most important operating statistic.  Provided below is a reconciliation of EBITDA to net income for the thirty-nine and thirteen week periods ended October 30, 2010 and October 31, 2009:

	Thirty-nine Weeks Ended		Thirteen Weeks Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Net income (loss)	$11,488	$8,466	$(394)	$606

Plus:
Interest expense	17	86	8	17
Income tax expense	6,024	4,400	—	315
Depreciation and amortization	14,843	13,679	5,324	4,851

Less:
Interest income	(140)	(329)	(41)	(85)
Income tax benefit	—	—	(459)	—

EBITDA	$32,232	$26,302	$4,438	$5,704

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

Thirty-nine Weeks Ended October 30, 2010 and October 31, 2009

Net Sales.  Net sales increased $68.4 million, or 17.9%, to $450.5 million in the thirty-nine weeks ended October 30, 2010 from $382.1 million in the thirty-nine weeks ended October 31, 2009.  The increase in net sales was due primarily to the opening of 68 new stores since last year’s third quarter, together with a 2.2% increase in comparable store sales, partially offset by the effect of closing two stores since last year’s third quarter.  Comparable stores include locations that have been relocated or expanded. There were thirteen stores relocated or expanded since last year’s third quarter, all of which impacted comparable store sales.  Sales in comparable relocated and expanded stores increased 5.2% in the first thirty-nine weeks of 2010, while sales in all other comparable stores increased 1.9%.  The 2.2% overall increase in comparable store sales was due to a 2.9% increase in the number of customer transactions, partially offset by a lower average ticket. Comparable store sales changes by major merchandise class were as follows in the first thirty-nine weeks of 2010:  Accessories +17%; Home +14%; Men’s -1%; Women’s -1%; and Children’s -2%.

The new stores opened in 2009 and 2010, net of the closed stores, accounted for $60.6 million of the increase in total sales, while the 2.2% sales increase in the 352 comparable stores totaled $7.8 million.

Gross Profit.  Gross profit increased $25.0 million, or 16.9%, to $172.4 million in the first thirty-nine weeks of 2010 from $147.4 million in last year’s first thirty-nine weeks.  The increase in gross profit is a result of the increase in sales, partially offset by a decline in the gross margin to 38.3% from 38.6% in last year’s first thirty-nine weeks.  The decrease in gross margin was due to a decline of 40 basis points in the core merchandise margin (initial mark-up, net of markdowns) and an increase in freight costs of 10 basis points, partially offset by a decrease of 20 basis points in inventory shrinkage.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $19.0 million, or 15.7%, to $140.1 million in the first thirty-nine weeks of 2010 from $121.1 million in the same period of last year.  The increase in these expenses was due primarily to additional store level, distribution and corporate costs arising from the opening of 68 new stores since last year’s third quarter.  As a percentage of sales, selling, general and administrative expenses improved to 31.1% in the first thirty-nine weeks of fiscal 2010 from 31.7% in the first thirty-nine weeks of fiscal 2009, due to labor efficiencies and strong payroll control in the stores and distribution centers, together with corporate payroll leverage arising from the increase in sales.

Depreciation and Amortization.  Depreciation and amortization expense increased $1.1 million, or 8.5%, to $14.8 million in the first thirty-nine weeks of 2010 from $13.7 million in the first thirty-nine weeks of 2009, as the result of capital expenditures incurred for new and relocated/expanded stores.

Interest Income.  Interest income decreased to $0.1 million in the first thirty-nine weeks of 2010 from $0.3 million in the same period of 2009 due to a declining interest rate environment.

Interest Expense.  Interest expense decreased to $17,000 in the first thirty-nine weeks of 2010 from $86,000 in the first thirty-nine weeks of 2009 due to the final liquidation of our capital lease obligations.

Income Tax Expense.  Income tax expense increased $1.6 million, or 36.9%, to $6.0 million in this year’s first thirty-nine weeks from $4.4 million in the first thirty-nine weeks of 2009 due to an increase in pretax income, together with a slight increase in the effective income tax rate to 34.4% from 34.2%.

Net Income.  Net income increased 35.7% to $11.5 million in the first thirty-nine weeks of 2010 from $8.5 million in the first thirty-nine weeks of 2009 due to the factors discussed above.

Thirteen Weeks Ended October 30, 2010 and October 31, 2009

Net Sales.  Net sales increased $12.6 million, or 10.0%, to $140.0 million in the thirteen weeks ended October 30, 2010 from $127.4 million in the thirteen weeks ended October 31, 2009.  The increase in net sales was due primarily to the opening of 68 new stores since last year’s third quarter, partially offset by a 4.2% decrease in comparable store sales and the effect of closing two stores since last year’s third quarter.  Comparable stores include locations that have been relocated or expanded. There were thirteen stores relocated or expanded since last year’s third quarter, all of which impacted comparable store sales.  Sales in comparable relocated and expanded stores decreased 0.3% in the third quarter of 2010, while sales in all other comparable stores decreased 4.5%.  Approximately 90% of the 4.2% overall decrease in comparable store sales was due to a decrease in the average ticket, with the remainder resulting from fewer customer transactions.   Comparable store sales changes by major merchandise class were as follows in the third quarter of 2010:  Accessories +14%; Home +10%; Children’s -6%; Men’s -9%; and Women’s -10%.

The new stores opened in 2009 and 2010, net of closed stores, accounted for an increase of $17.4 million in total sales, while the 4.2% sales decrease in the 352 comparable stores totaled $4.8 million.

Gross Profit.  Gross profit increased $4.1 million, or 8.5%, to $51.7 million in the third quarter of 2010 from $47.6 million in last year’s third quarter.  The increase in gross profit is a result of the increase in sales, partially offset by a decline in the gross margin to 36.9% from 37.4% in last year’s third quarter.  The decrease in the gross margin was due to a 70 basis points decline in the core merchandise margin (initial mark-up, net of markdowns), partially offset by reductions of 10 basis points each in freight costs and shrinkage.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $5.2 million, or 12.5%, to $47.2 million in the third quarter of 2010 from $42.0 million in last year’s third quarter.  The increase in these expenses was due primarily to additional store level, distribution and corporate costs arising from the opening of 68 new stores since last year’s third quarter.  As a percentage of sales, selling, general and administrative expenses increased to 33.7% in the third quarter of fiscal 2010 from 33.0% in the third quarter of fiscal 2009, due to the deleveraging effect on expenses as a percentage of sales when comparable store sales decline 4.2%.

Depreciation and Amortization.  Depreciation and amortization expense increased $0.4 million, or 9.8%, to $5.3 million in the third quarter of 2010 from $4.9 million in the third quarter of 2009, as the result of capital expenditures incurred for new and relocated/expanded stores.

Interest Income.  Interest income decreased to $41,000 in the third quarter of 2010 from $85,000 in the third quarter of 2009 due to a declining interest rate environment.

Interest Expense.  Interest expense decreased to $8,000 in the third quarter of 2010 from $17,000 in the third quarter of 2009 due to the final liquidation of our capital lease obligations.

Unrealized Gain on Investment Securities.  An unrealized gain of $57,000 on our investments in auction rate securities and a related put option was reflected in the third quarter of fiscal 2009, reversing a $57,000 impairment loss recorded in the first half of 2009.

Income Tax (Benefit) Expense.  In the third quarter of 2010, an income tax benefit of $0.5 million was recorded due to a pretax loss in the quarter, while, in last year’s third quarter, income tax expense of $0.3 million was recorded due to pretax income.

Net (Loss) Income.  Net loss was $394,000 in the third quarter of 2010 versus net income of $606,000 in the third quarter of 2009 due to the factors discussed above.

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

Current Financial Condition. As of October 30, 2010, we had total cash and cash equivalents of $69.6 million compared with total cash and cash equivalents of $63.0 million as of January 30, 2010. Inventory represented 39.3% of our total assets as of October 30, 2010.  Management’s ability to manage our inventory can have a significant impact on our cash flows from operations during a given interim period or fiscal year. In addition, inventory purchases can be seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise.  Total inventories at the end of the third quarter of 2010 were up $10.0 million, or 9.5%, compared to the third quarter of fiscal 2009, while store selling square footage increased approximately 19% as of the end of the quarter.  The gap between the inventory increase and the square footage increase reflects an effort on our part to maintain conservative inventory levels in this difficult sales environment.

Cash Flows From Operating Activities. Net cash provided by operating activities was $6.6 million in the first thirty-nine weeks of fiscal 2010 compared to $15.1 million in the same period of fiscal 2009.  The main source of cash provided during the first thirty-nine weeks of fiscal 2010 was net income adjusted for noncash expenses such as depreciation and amortization, loss on disposal of property and equipment, gain on insurance claims, deferred income taxes and stock-based compensation expense, totaling $27.8 million (compared to $23.2 million in last year’s first thirty-nine weeks).  Other significant sources of cash in the first thirty-nine weeks of fiscal 2010 were (1) a $2.6 million increase in layaway deposits (compared to $2.8 million in the first thirty-nine weeks of fiscal 2009) due to the seasonality of  layaway transactions which are low at the end of our fiscal year, because all balances have to be redeemed by customers or they are cancelled by the middle of December each year, and  (2) a $1.8 million increase in accrued expenses and other long-term liabilities (compared to $1.7 million in the first thirty-nine weeks of fiscal 2009) due primarily to our store growth.  Significant uses of cash included (1) a $14.4 million increase in inventory (compared to $19.1 million in the first thirty-nine weeks of fiscal 2009) as the result of opening 57 new stores in the first thirty-nine weeks of 2010, partially offset by two store closings, and (2) a $6.8 million change in income tax receivable/payable (compared to $2.6 million in the first thirty-nine weeks of fiscal 2009) due to the timing of quarterly estimated payments.

Cash Flows From Investing Activities. Cash used in investing activities was $0.7 million in the first thirty-nine weeks of fiscal 2010 compared to $15.5 million in the first thirty-nine weeks of fiscal 2009.  Redemptions of investment securities provided cash of $33.0 million in the first thirty-nine weeks of 2010 and $1.6 million in the same period of 2009, as our investment bank repurchased our remaining auction rate securities in June 2010 in connection with our exercise of a put option that had been offered to us in November 2008 after the auction rate securities market became illiquid.  Cash used for purchases of investment securities totaled $4.7 million in the first thirty-nine weeks of 2010.  Cash used for purchases of property and equipment totaled $29.0 million and $17.1 million in the first thirty-nine weeks of fiscal 2010 and 2009, respectively, with the increase resulting from the acquisition of a new distribution center in Roland, Oklahoma and the opening of 57 new stores in the first thirty-nine weeks of fiscal 2010 compared with 38 in the first thirty-nine weeks of fiscal 2009.

Cash Flows From Financing Activities. Cash flows from financing activities were insignificant in the first thirty-nine weeks of both fiscal 2010 and 2009.

Cash Requirements

Our principal sources of liquidity consist of: (i) cash and cash equivalents (which equaled $69.6 million as of October 30, 2010); (ii) short-term trade credit; (iii) cash generated from operations on an ongoing basis as we sell our merchandise inventory; and (iv) a $20 million revolving credit facility. Trade credit represents a significant source of financing for inventory purchases and arises from customary payment terms and trade practices with our vendors.  Historically, our principal liquidity requirements have been for working capital and capital expenditure needs.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risk during the thirty-nine weeks ended October 30, 2010 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended January 30, 2010, except that our risk related to the illiquid auction rate securities market was eliminated when our investment bank redeemed our remaining securities on June 30, 2010 in connection with our exercise of a put option that had been offered to us by the investment bank in November 2008.

Item 4. Controls and Procedures.

We have carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 30, 2010 pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer each concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information has been accumulated and communicated to our management, including the officers who certify our financial reports, as appropriate, to allow timely decisions regarding the required disclosures.

Our disclosure controls and procedures are designed to provide reasonable assurance that the controls and procedures will meet their objectives. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended October 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: December 6, 2010

	By:	/s/ Bruce D. Smith
	Name:	Bruce D. Smith
	Title:	Executive Vice President, Chief Financial Officer and Secretary