Form 10-K
period 2011-01-29
Citi Trends Inc
filed 2011-04-13
CIK 1318484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒       Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 29, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $456,691,237 as of July 30, 2010.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: Common Stock, par value $.01 per share, 14,992,174 shares outstanding as of March 22, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information from the registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year covered by this Annual Report on Form 10-K, with respect to the Annual Meeting of Stockholders to be held on May 25, 2011.

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

Information is provided herein with respect to our operations related to our fiscal years ended on January 29, 2011 (“fiscal 2010”), January 30, 2010 (“fiscal 2009”) and January 31, 2009 (“fiscal 2008”).

ITEM 1.                             BUSINESS

Overview and History

We are a rapidly growing, value-priced retailer of urban fashion apparel and accessories for the entire family. We offer quality, branded apparel from nationally recognized brands, as well as private label apparel, accessories and a limited assortment of home décor items. Our merchandise offerings are designed to appeal to the preferences of fashion conscious consumers, particularly African-Americans. We believe that we provide merchandise at compelling values. Our goal is to provide nationally recognized branded merchandise at discounts to department and specialty stores’ regular prices of up to 60%. Our stores average approximately 10,600 square feet of selling space and are typically located in neighborhood shopping centers that are convenient to low- to moderate-income customers. In fiscal 2010, we opened 60 new stores and closed two stores.  As of January 29, 2011, we operated 461 stores in both urban and rural markets in 27 states.

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

Superior Value Proposition. As a value-priced retailer, we seek to offer top quality, fashionable merchandise at compelling prices. We seek to provide nationally recognized brands at discounts to department and specialty stores’ regular prices of up to 60%. We also offer products under our proprietary brands such as “Diva Blue,” “Red Ape,” “Vintage Harlem,” and “Lil Ms Hollywood.” These private brands enable us to expand our product selection, offer fashion merchandise at lower prices and enhance our product offerings.

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

Strong and Flexible Sourcing Relationships. We maintain strong sourcing relationships with a large group of suppliers. We have purchased merchandise from approximately 1,000 vendors in the past 12 months. Purchasing is controlled by a 25-plus member buying team located at our Savannah, Georgia headquarters and our buying office in New York, New York. We purchase merchandise through planned programs with vendors at reduced prices and opportunistically through close-outs, with the majority of our merchandise purchased for the current season and a limited quantity held for sale in future seasons. To foster vendor relationships, we pay vendors promptly and rarely ask for typical retail concessions such as promotional and markdown allowances.

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

Product Merchandising and Pricing

Products. Our merchandising strategy is to offer high quality, branded products at attractive prices for the entire value-conscious family. We seek to maintain a diverse assortment of first quality, in-season merchandise that appeals to the distinctive tastes and preferences of our core customers. Approximately 46% of our net sales are represented by nationally recognized brands. We also offer a wide variety of products from less recognized brands and a lesser amount representing private label products under our proprietary brands such as “Diva Blue,” “Red Ape,” “Vintage Harlem,” and “Lil Ms Hollywood.” Our private brand products enable us to expand product selection, offer merchandise at lower prices and enhance our product offerings.

Our merchandise includes apparel, accessories and home décor. Within apparel, we offer fashion sportswear for men, women and children, including offerings for newborns, infants, toddlers, boys and girls. Accessories include handbags, jewelry, footwear, belts, intimate apparel and sleepwear.

The following table sets forth the merchandise assortment by classification as a percentage of net sales for fiscal 2010, 2009 and 2008.

	Percentage of Net Sales
	2010	2009	2008
Women’s	33%	34%	35%
Children’s	28%	29%	29%
Men’s	20%	21%	22%
Accessories	17%	14%	12%
Home décor	2%	2%	2%

Pricing. We purchase our merchandise at attractive prices and mark prices up less than department or specialty stores. We seek to provide nationally recognized brands at prices that are up to 60% below regular retail prices available in department stores and specialty stores, and to provide a product offering that validates both our value and fashion positioning to our consumers. We also consider the price-to-value relationships of our non-branded products to be strong. Our basic pricing strategy is everyday low prices. The discount from the suggested retail price is usually reflected on the price tag. We review each department in our stores at least monthly for possible markdowns based on sales rates and fashion seasons to promote faster turnover of inventory and to accelerate the flow of current merchandise.

Sourcing and Allocation

The merchandising department oversees the sourcing, planning and allocation of merchandise to our stores, which allows us to utilize volume purchase discounts and maintain control over our inventory. We source our merchandise from approximately 1,000 vendors, consisting of domestic manufacturers and importers. Our Chief Merchandising Officer supervises a planning and allocation team consisting of nearly 25 associates, as well as a buying team, which is comprised of more than 25 merchandise managers, buyers and assistant buyers.

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

Our buyers purchase merchandise in styles, sizes and quantities to meet inventory levels developed by the planning staff. The buying staff utilizes several purchasing techniques that enable us to offer to consumers branded and non-branded fashion merchandise at everyday low prices. The majority of the nationally recognized branded products we sell are purchased in-season, and we generally purchase later in the merchandising buying cycle than department and specialty stores. This allows us to take advantage of imbalances between retailers’ demands for specific merchandise and manufacturers’ supply of that merchandise. We also purchase merchandise from some vendors in advance of the selling season at reduced prices and purchase merchandise on an opportunistic basis near the end of the selling season, which we then store in our distribution centers for sale three to nine months later. Where possible, we seek to purchase items based on style or color in limited quantities on a test basis with the right to reorder as needed. Finally, we purchase private brand merchandise that we source to our specifications.

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

Store Operations

Store Format. The average selling space of our existing 461 stores is approximately 10,600 square feet, which allows us the space and flexibility to departmentalize our stores and provide directed traffic patterns. We arrange our stores in a racetrack format with women’s sportswear, our most attractive and fashion current merchandise, in the center of each store and complementary categories adjacent to those items. Men’s and boy’s apparel is displayed on one side of the store, while dresses, footwear and accessories are displayed on the other side. Merchandise for infants, toddlers and girls is displayed along the back of the store. Impulse items, such as jewelry and sunglasses, are featured near the checkout area. Products from nationally recognized brands are prominently displayed on four-way racks at the front of each department. The remaining merchandise is displayed on hanging racks and occasionally on table displays. Large hanging signs identify each category location. The unobstructed floor plan allows the customer to see virtually all of the different product areas from the store entrance and provides us the flexibility to easily expand and contract departments in response to consumer demand, seasonality and merchandise availability. Virtually all of our inventory is displayed on the selling floor. Prices are clearly marked and often have the comparative retail-selling price noted on the price tag.

In 2010, we began to test a new store format with the assistance of a retail design consulting firm.  We opened our first new prototype store in Savannah in July 2010 and later opened five more stores with the new prototype design.  The stores feature a new color palette and logo, a new layout, new fixturing, dressing room, graphics and lighting, a redesigned checkout area and an expanded footwear department.  Based on the reactions from our customers and the results of the new stores, we decided to open all new stores in the new prototype format in 2011.  Also, in January 2011, we converted 15 of our existing stores to the new format to determine whether there would be an adequate lift in sales, profitability and return on investment to warrant additional conversions.

Store Management. Store operations are managed by our Senior Vice President of Store Operations, five regional vice presidents and 45 district managers, each of whom manages five to fifteen stores. The typical store is staffed with a store manager, two or three assistant managers and seven to eight part-time sales associates, all of whom rotate work days on a shift basis. Store managers and assistant store managers participate in a bonus program based on achieving predetermined levels of sales and inventory shrinkage. District managers participate in bonus programs based on achieving targeted levels of sales, profits, inventory shrinkage and payroll costs. Regional vice presidents participate in a bonus program based partly on a roll-up of the district managers’ bonuses and partly on the Company’s profit performance in relation to budget. Sales associates are compensated on an hourly basis with incentives. Moreover, we recognize individual performance through internal promotions and provide extensive opportunities for advancement, particularly given our rapid growth.

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

Layaway Program. We offer a layaway program that allows customers to purchase merchandise by initially paying a 20% deposit and a $2.00 service charge. The customer then makes additional payments every two weeks and has 60 days within which to complete the purchase. If the purchase is not completed, the customer receives a merchandise credit for amounts paid less a re-stocking and layaway service fee.

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

Advertising and Marketing

Our advertising goal is to build the “Citi Trends” brand and promote consumers’ association of the “Citi Trends” brand with value, quality, fashion and everyday low prices. We generally focus our advertising efforts during the Easter, back-to-school and Christmas seasons through the use of commercials played on local television and hip-hop radio stations. In addition, we run national television commercials on the BET cable channel and do in-store advertising that includes window signs designated for special purposes, such as seasonal events and clearance periods, and taped audio advertisements commingled with in-store music programs. For store grand openings and significant remodels, we typically seek to create community awareness and consumer excitement through radio advertising preceding and during the grand opening and by creating an on-site event with local radio personalities broadcasting from the new location. We also distribute promotional items such as gift cards in connection with our grand openings and significant remodels.  As we move forward, we plan to also utilize social media to better reach our customers.

Our marketing efforts center on promoting our everyday low prices and demonstrating the strong price-to-value relationship of our products to our consumers. We do not utilize promotional advertising. Merchandise is priced so that our competition rarely has lower prices. In the limited situations where the competition offers the same merchandise at a lower price, we will match the price.

Distribution

All merchandise sold in our stores is shipped directly from our distribution centers in Savannah, Georgia and Darlington, South Carolina. We generally ship merchandise from our distribution centers to our stores daily, utilizing various express package distributors. In addition to the distribution center in Savannah, we have a small merchandise storage facility that is attached to our corporate office.  The Savannah facilities have a combined square footage of approximately 240,000, including 55,000 square feet of office space. To support our continued growth, we completed an expansion of the Darlington distribution center in 2008 which increased the size of the facility from 286,000 square feet to 550,000 square feet.  In addition, we purchased a 460,000 square foot distribution center in Roland, Oklahoma in 2010 which we expect to be operational by the late spring of 2011.

Information Technology and Systems

We have information systems in place to support our core business functions, using an IBM iSeries as the computer platform, with enterprise software from Island Pacific, a software provider to the retail industry.  This software supports purchasing, purchase order management, price and markdown management, merchandise allocation, general ledger, accounts payable and sales audit. Our distribution center in Darlington is supported by software from Manhattan Associates which was installed in early 2009, and such warehouse management software will also be used in the new Roland distribution center.

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

In 2010, we successfully implemented software services from Workday to process our payroll and to facilitate various human capital management processes. We believe that our information systems, with upgrades and updates over time, are adequate to support our operations for the foreseeable future.

Growth Strategy

Our growth strategy is to open stores in new and existing markets, as well as to increase sales in existing stores. Adding stores in the markets we currently serve often enables us to benefit from enhanced name recognition and achieves advertising and operating synergies. In fiscal 2008, we opened 39 new stores and entered the Philadelphia, Pennsylvania and Kansas City, Kansas markets. In fiscal 2009, we opened 49 new stores and entered the California and western Michigan markets.  In fiscal 2010, we opened 60 new stores and entered the Las Vegas, Nevada; Pittsburgh, Pennsylvania; and upstate New York markets. We expect to open approximately 65 to 70 new stores in fiscal 2011.  More than 90% of the new stores we intend to open in fiscal 2011 will be located in states in which we currently operate.

Competition

The markets we serve are highly competitive. The principal methods of competition in the retail business are fashion, assortment, pricing and presentation. We believe we have a competitive advantage in our offering of fashionable brands at everyday low prices. We compete against a diverse group of retailers, including national off-price retailers, mass merchants, smaller specialty retailers and dollar stores. The off-price retail companies with which we compete include TJX Companies, Inc. (“TJX Companies”), Ross Stores, Inc. (“Ross Stores”), The Cato Corporation (“Cato”), and Burlington Coat Factory Warehouse Corp. (“Burlington Coat Factory”).  In particular, Ross Stores’ “dd’s DISCOUNTS” stores, and Cato’s “It’s Fashion Metro” stores target lower to moderate income consumers. We believe our strategy of appealing to African-American consumers and offering urban apparel products allows us to compete successfully with these retailers. We also believe we offer a more inviting store format than the off-price retailers, including our use of carpeted floors and more prominently displayed brands. We also compete with a group of smaller specialty retailers that sell only women’s products, such as Rainbow, Dots, Fashion Cents, It’s Fashion! and Simply Fashions. Our mass merchant competitors include Wal-Mart, Target and Kmart. These chains do not focus on fashion apparel and, within their apparel offering, lack the urban focus that we believe differentiates our offering and appeals to our core customers. Similarly, while some of the dollar store chains offer apparel, they typically offer a more limited selection focused on basic apparel needs. As a result, we believe there is significant demand for a value retailer that addresses the market of low- to moderate-income consumers generally and, particularly, African-American and other minority consumers who seek value-priced, urban fashion apparel and accessories. See Item 1A. Risk Factors in this Report for additional information.

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

Employees

As of January 29, 2011, we had approximately 2,300 full-time and approximately 2,700 part-time employees. Of these employees, approximately 4,400 are employed in our stores and the remainder are employed in our distribution centers and corporate office. We are not a party to any collective bargaining agreements, and none of our employees is represented by a labor union. We believe we have a good relationship with our employees.

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

The retail apparel market is highly competitive with few barriers to entry. We compete against a diverse group of retailers, including national off-price apparel chains such as TJX Companies, Ross Stores, Cato, and Burlington Coat Factory; mass merchants such as Wal-Mart, Target and Kmart; smaller discount retail chains that sell only women’s products, such as Rainbow, Dots, Fashion Cents, It’s Fashion!, and Simply Fashions; and general merchandise discount stores and dollar stores, which offer a variety of products, including apparel, for the value-conscious consumer. We also compete against local off-price and specialty retail stores, regional retail chains, traditional department stores, web-based retail stores and other direct retailers.

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

Our ability to attract consumers to our stores depends on the success of the strip shopping centers where our stores are located.

We locate our stores primarily in strip shopping centers where we believe our consumers and potential consumers shop. The success of an individual store can depend on favorable placement within a given strip shopping center. We cannot control the development of alternative shopping destinations near our existing stores or the availability or cost of real estate within existing or new shopping destinations. If our store locations fail to attract sufficient consumer traffic or we are unable to locate replacement locations on terms acceptable to us, our business could suffer. If one or more of the anchor tenants located in the strip shopping centers where our stores are located close or leave, or if there is significant deterioration of the surrounding areas in which our stores are located, our business may be adversely affected.

We could experience a reduction in sales if we are unable to fulfill our current and future merchandising needs.

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

Downturns, or the expectation of a downturn, in general economic conditions, including the effects of unemployment levels, interest rates, levels of consumer debt, inflation in food and energy prices, taxation, government stimulus, consumer confidence, and other macroeconomic factors, could adversely affect consumer spending patterns, our sales and our results of operations. The deterioration in global economic conditions that began in 2008 may continue to adversely affect our business and could have an adverse impact on our major suppliers and landlords. Consumer confidence may also be affected by domestic and international political unrest, acts of war or terrorism, natural disasters or other significant events outside of our control, any of which could lead to a decrease in spending by consumers. Because apparel generally is a discretionary purchase, declines in consumer spending patterns may have a more negative effect on apparel retailers than some other retailers. Therefore, we may not be able to maintain our historical rate of growth in sales and earnings, or remain as profitable, if there is a continued decline in consumer spending patterns. In addition, since many of our stores are located in the southeastern United States, our operations are more susceptible to regional factors than the operations of our more geographically diversified competitors. Therefore, any adverse economic conditions that have a disproportionate effect on the southeastern United States could have a greater negative effect on our sales and results of operations than on retailers with a more geographically diversified store base.

Adverse trade restrictions may disrupt our supply of merchandise. We also face various risks because much of our merchandise is imported from abroad.

We purchase the products we sell directly from approximately 1,000 vendors, and a substantial portion of this merchandise is manufactured outside of the United States and imported by our vendors from countries such as China and other areas of the Far East. The countries in which our merchandise currently is manufactured or may be manufactured in the future could become subject to new trade restrictions imposed by the United States or other foreign governments. Trade restrictions, including increased customs restrictions and tariffs or quotas against apparel items, as well as United States or foreign labor strikes, work stoppages or boycotts, could increase the cost or reduce the supply of apparel available to us and have an adverse effect on our business. In addition, our merchandise supply could be impacted if our vendors’ imports become subject to existing or future duties and quotas, or if our vendors face increased competition from other companies for production facilities, import quota capacity and shipping capacity.

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

•                  delayed receipt or non-delivery of goods due to the failure of foreign-source suppliers to comply with import regulations, organized labor strikes or congestion at United States ports; and

•                  local business practice and political issues, including issues relating to compliance with domestic or international labor standards.

As an apparel retailer, we rely on numerous third parties in the supply chain to produce and deliver the products that we sell, and our business may be negatively impacted by their failure to comply with applicable law.

We rely on numerous third parties to supply the products that we sell. Violations of law by our importers, manufacturers or distributors could result in delays in shipments and receipt of goods or damage our reputation, thus causing our sales to decline. In addition, merchandise we sell in our stores is subject to regulatory standards set by various governmental authorities with respect to quality and safety. Regulations and standards in this area may change from time to time. Issues with the quality and safety of merchandise we sell in our stores, regardless of our fault, or customer concerns about such issues, could result in damage to our reputation, lost sales, uninsured product liability claims or losses, merchandise recalls and increased costs. Further, we are susceptible to the receipt of counterfeit brands or unlicensed goods. We could incur liability with manufacturers or other owners of the brands or trademarked products if we inadvertently receive and sell counterfeit brands or unlicensed goods and, therefore, it is important that we establish relationships with reputable vendors to prevent the possibility that we inadvertently receive counterfeit brands or unlicensed goods. Although we have a quality assurance team to check merchandise in an effort to assure that we purchase only authentic brands and licensed goods and are careful in selecting our vendors, we may receive products that we are prohibited from selling or incur liability for selling counterfeit brands or unlicensed goods, which could adversely impact our results of operations.

A significant disruption to our distribution process or southeastern retail locations could have an adverse effect on our business, financial condition and results of operations.

Our ability to distribute our merchandise to our store locations in a timely manner is essential to the efficient and profitable operation of our business. We have distribution centers located in Savannah, Georgia and Darlington, South Carolina and will be opening another in Roland, Oklahoma in 2011. Any natural disaster or other disruption to the operation of any of these facilities due to fire, accidents, weather conditions or any other cause could damage a significant portion of our inventory and impair our ability to stock our stores adequately.

In addition, the southeastern United States, where the Savannah and Darlington distribution centers and many of our stores are located, is vulnerable to significant damage or destruction from hurricanes and tropical storms. Although we maintain insurance on our stores and other facilities, the economic effects of a natural disaster that affects our distribution centers and/or a significant number of our stores could increase our operating expenses, impair our cash flows and reduce our sales.

If our growth strategy is unsuccessful, our financial condition and results of operations could suffer and the market price of our common stock could decline.

Our ability to continue to increase our sales and earnings depends, in large part, on opening new stores and operating the new and existing stores profitably. We opened 60, 49, and 39 new stores in fiscal 2010, 2009 and 2008, respectively. We expect to open approximately 65 to 70 new stores in fiscal 2011. If we are unable to open all of these stores or operate them profitably, we may not achieve our forecasted sales and earnings growth targets. The success of our growth strategy is dependent upon, among other things, the identification of suitable markets and sites for store locations, the negotiation of acceptable lease terms, the hiring, training and retention of competent sales personnel, the effective management of inventory to meet the needs of new and existing stores on a timely basis, the expansion of our infrastructure to accommodate growth, and generating sufficient operating cash flows or securing adequate capital on commercially reasonable terms to fund our expansion plans. Additionally, growth of our store base will place increased demands on our operating, managerial and administrative resources and may lead to management and operating inefficiencies, including merchandising, personnel, distribution and integration problems. These demands and inefficiencies may cause deterioration in the financial performance of our individual stores and, therefore, our entire business.

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

Changes in government regulations could have an adverse effect on our financial condition and results of operations.

New legal requirements, including health care legislation, could result in higher compliance costs.  In 2010, Congress enacted health care reform legislation which, among other things, includes guaranteed coverage requirements, eliminates exclusions for pre-existing conditions and maximum benefits, restricts the extent to which policies can be rescinded, and imposes new taxes on health insurers and health care benefits.  Such significant changes in government regulations could have a material adverse effect on our business and results of operations.

Increases in the minimum wage could have an adverse effect on our financial condition and results of operations.

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

Failure to secure our customers’ charge card information, or the private data relating to our associates or the Company could subject us to negative publicity, government enforcement actions, or private litigation.

We have procedures and technology in place to safeguard our customers’ debit and credit card information, our associates’ private data, and the Company’s records and intellectual property.  However, if we experience a data security breach, we could be exposed to costly negative publicity, governmental enforcement actions, and private litigation.  In addition, our sales could be negatively impacted if our customers have security concerns and are not willing to purchase our merchandise using charge cards.

Our sales, inventory levels and earnings fluctuate on a seasonal basis, which makes our business more susceptible to adverse events that occur during the first and fourth quarters.

Our sales and earnings are significantly higher during the first and fourth quarters each year due to the importance of the spring selling season, which includes Easter, and the fall selling season, which includes Christmas. Factors negatively affecting us during the first and fourth quarters, including adverse weather, unfavorable economic conditions and governmental assistance and tax refund patterns for our customers, will have a greater adverse effect on our financial condition than if our business was less seasonal.

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

Our stock price is volatile. From our initial public offering in May 2005 through January 29, 2011, the trading price of our common stock has ranged from $7.01 to $57.85 per share. As a result of this volatility, investors may not be able to sell their common stock at or above their respective purchase prices. The market price for our common stock may be influenced by many factors, including:

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

•                  changes in accounting principles;

•                  the passage of legislation or other developments affecting us;

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

ITEM 1B.                    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                           PROPERTIES

Store Locations

As of January 29, 2011, we operated 461 stores located in 27 states. Our stores average approximately 10,600 square feet of selling space and are typically located in neighborhood strip shopping centers that are convenient to low- to moderate-income customers.

We have no franchising relationships, and all of the stores are company operated.  All existing 461 stores, totaling approximately 6.0 million total square feet and 4.9 million selling square feet, are leased under operating leases. Additionally, as of March 6, 2011, we have signed leases for 26 new stores to be opened during fiscal 2011, aggregating 282,000 total selling square feet. The typical store lease is for five years with options to extend the lease term for three additional five-year periods. Nearly all store leases provide us the right to cancel following an initial three-year period in the event the store does not meet pre-determined sales levels. The table below sets forth the number of stores in each of the 27 states in which we operated as of January 29, 2011:

Alabama—29

Arkansas—7

California—7

Delaware—1

Florida—44

Georgia—61

Illinois—11

Indiana—11

Iowa—2

Kansas—1

Kentucky—5

Louisiana—35

Maryland—4

Michigan—18

Mississippi—24

Missouri—4

Nevada—2

New York—2

North Carolina—39

Ohio—18

Oklahoma—4

Pennsylvania—4

South Carolina—44

Tennessee—16

Texas—45

Virginia—17

Wisconsin—6

Support Center Facilities

We own an approximately 170,000 square-foot facility in Savannah, Georgia, which serves as one of our two distribution centers. We own another facility in Savannah totaling approximately 70,000 square feet, which serves as our headquarters and, to a lesser extent, as a merchandise storage facility. We also own an approximately 550,000 square-foot distribution center in Darlington, South Carolina and purchased a 460,000 square-foot distribution center in Roland, Oklahoma, which we expect to be operational by the late spring of 2011.  In addition, we currently lease a 6,600 square-foot office in New York City which is used for buyer operations and meetings with vendors.

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

	High	Low
2009
First Quarter	25.40	9.40
Second Quarter	29.72	20.92
Third Quarter	31.47	21.30
Fourth Quarter	31.77	25.49

2010
First Quarter	37.57	26.18
Second Quarter	36.58	29.62
Third Quarter	31.95	20.76
Fourth Quarter	26.99	19.80

On March 22, 2011, the last reported sale price of our common stock on The NASDAQ Stock Market was $22.27 per share. On March 22, 2011, there were 131 holders of record and approximately 2,100 beneficial holders of our common stock.

We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends on our common stock in the foreseeable future. In addition, under the terms of our revolving credit facility, the payment of cash dividends is prohibited.

Recent Sales of Unregistered Securities.

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

None.

Equity Compensation Plan Information.

See Item 12 of this Report.

Stock Performance Graph

Set forth below is a line graph comparing the last five years’ percentage change in the cumulative total stockholder return on shares of our common stock against (i) the cumulative total return of companies listed on The NASDAQ Stock Market and (ii) the cumulative total return of the NASDAQ Retail Trade Index. This graph assumes that $100 was invested on January 31, 2006 in our common stock and in each of the market index and the industry index, and that all cash distributions were reinvested. Our common stock price performance shown on the graph is not indicative of future price performance.

Total Return Analysis	1/06	1/07	1/08	1/09	1/10	1/11

Citi Trends, Inc.	100.00	85.67	29.72	20.72	67.67	49.78
NASDAQ Composite	100.00	109.00	107.45	66.46	97.13	123.13
NASDAQ Retail Trade	100.00	103.41	111.20	75.42	127.28	168.13

ITEM 6.                           SELECTED FINANCIAL DATA

Selected Financial and Operating Data

The following table provides selected consolidated financial and operating data for each of the fiscal years in the five-year period ended January 29, 2011, including: (a) consolidated statement of income data for each such period, (b) additional operating data for each such period and (c) consolidated balance sheet data as of the end of each such period. The consolidated statement of income data for the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009 and the consolidated balance sheet data as of January 29, 2011 and January 30, 2010 are derived from our audited consolidated financial statements included in Item 8 that have been audited by KPMG LLP, an independent registered public accounting firm. The statement of income data for the fiscal years ended February 2, 2008 and February 3, 2007 and the balance sheet data as of January 31, 2009, February 2, 2008 and February 3, 2007 are derived from our audited financial statements that are not included in this Report. The selected consolidated financial and operating data set forth below should be read in conjunction with, and are qualified in their entirety by reference to, the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 and our consolidated financial statements and related notes set forth in the financial pages of this Report. Historical results are not necessarily indicative of results to be expected for any future period.

	Fiscal Year Ended (1)
	January 29, 2011	January 30, 2010	January 31, 2009	February 2, 2008		February 3, 2007
	(dollars in thousands, except per share amounts)
Statement of Income Data:
Net sales	$622,528	$551,869	$488,202	$437,515		$381,918
Cost of sales	383,318	338,898	301,867	278,783		235,744

Gross profit	239,210	212,971	186,335	158,732		146,174
Selling, general and administrative expenses	187,231	165,166	147,009	127,470		107,535
Depreciation and amortization	20,535	18,431	16,261	12,583		8,326

Income from operations	31,444	29,374	23,065	18,679		30,313
Interest, net	150	312	2,188	1,914		1,655

Income before income tax expense	31,594	29,686	25,253	20,593		31,968
Income tax expense	10,742	9,969	7,870	6,379		10,617

Net income	$20,852	$19,717	$17,383	$14,214		$21,351

Net income per common share:
Basic	$1.44	$1.36	$1.21	$1.02		$1.57
Diluted	$1.44	$1.36	$1.20	$1.00		$1.51
Weighted average shares used to compute net income per share:
Basic	14,503,418	14,363,894	14,131,077	13,946,342		13,574,718
Diluted	14,522,662	14,395,605	14,268,788	14,223,229		14,138,063
Additional Operating Data:
Number of stores:
Opened during period	60	49	39	42		42
Closed during period	2	3	1	0		0
Open at end of period	461	403	357	319		277
Selling square footage at end of period	4,891,637	4,205,046	3,654,378	3,168,866		2,628,539
Comparable store sales (decrease) increase (2)	-1.8%	0.6%	0.0%	1.0	%(3)	8.2	%(3)
Average sales per store (4)	$1,441	$1,452	$1,444	$1,468		$1,492

Balance Sheet Data:
Cash and cash equivalents	$69,231	$62,993	$33,516	$6,203		$7,707
Short-term investments	586	33,025	—	56,165		65,956
Long-term investments	9,205	—	43,825	—		—
Total assets	306,402	279,986	240,789	210,177		192,107
Total liabilities	101,598	98,643	82,582	72,030		73,898
Total stockholders’ equity	204,804	181,343	158,207	138,147		118,209

(1)             Our fiscal year ends on the Saturday closest to January 31 of each year. The years ended January 29, 2011, January 30, 2010, January 31, 2009, February 2, 2008, and February 3, 2007 are referred to as fiscal 2010, 2009, 2008, 2007, and 2006, respectively. Fiscal 2006 is comprised of 53 weeks.  Fiscal years 2010, 2009, 2008, and 2007 are each comprised of 52 weeks.

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

(4)         Average sales per store is defined as net sales divided by the average of stores open at the end of the prior fiscal year and stores open at the end of the current fiscal year.

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

Overview

We are a rapidly growing, value-priced retailer of urban fashion apparel and accessories for the entire family. Our merchandise offerings are designed to appeal to the preferences of fashion conscious consumers, particularly African-Americans. We operate 461 stores in both urban and rural markets in 27 states.

We are pursuing an aggressive store growth strategy and believe that the addition of new stores will be the primary source of future growth. In fiscal 2010 we opened 60 new stores, entering the Las Vegas, Nevada; Pittsburgh, Pennsylvania; and upstate New York markets for the first time. We expect to open approximately 65 to 70 new stores in fiscal 2011.  More than 90% of the new stores we intend to open in fiscal 2011 will be located in states that we currently serve.  All new stores are expected to have a new design that was developed and tested in 2010 with the assistance of a retail design consulting firm.  The design features a new color palette and logo, a new layout, new fixturing, dressing room, graphics and lighting, a redesigned checkout area and an expanded footwear department.  The new design requires capital expenditures that are approximately $50,000 per store in excess of amounts spent on new stores in recent years.

We measure performance using key operating statistics. One of the main performance measures we use is comparable store sales growth. We define a comparable store as a store that has been opened for an entire fiscal year. Therefore, a store will not be considered a comparable store until its 13th month of operation at the earliest or until its 24th month at the latest. As an example, stores opened in fiscal 2009 and fiscal 2010 were not considered comparable stores in fiscal 2010. Relocated and expanded stores are included in the comparable store sales results. We also use other operating statistics, most notably average sales per store, to measure our performance. As we typically occupy existing space in established shopping centers rather than sites built specifically for our stores, store square footage (and therefore sales per square foot) varies by store. We focus on overall store sales volume as the critical driver of profitability. The average sales per store has increased over the years, as we have increased comparable store sales and opened new stores that are generally larger than our historical store base. Average sales per store have increased from $0.8 million in fiscal 2000 to $1.4 million in fiscal 2010. In addition to sales, we measure gross profit as a percentage of sales and store operating expenses, with a particular focus on labor, as a percentage of sales. These results translate into store level contribution, which we use to evaluate overall performance of each individual store. Finally, we monitor corporate expenses against budgeted amounts.  All of the statistics discussed above are critical components of earnings before interest, taxes, depreciation and amortization (“EBITDA”) which is considered our most important operating statistic.  Provided below is a reconciliation of EBITDA to net income for fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009:

	Fiscal Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009

Net income	$20,852	$19,717	$17,383

Plus:
Interest expense	24	92	307
Income tax expense	10,742	9,969	7,870
Depreciation and amortization	20,535	18,431	16,261

Less:
Interest income	(174)	(404)	(2,495)
EBITDA	$51,979	$47,805	$39,326

Basis of the Presentation

Net sales consist of store sales and layaway fees, net of returns by customers. Cost of sales consists of the cost of products we sell and associated freight costs. Selling, general and administrative expenses are comprised of store costs, including payroll and occupancy costs, corporate and distribution center costs and advertising costs. We operate on a 52- or 53-week fiscal year, which ends on the Saturday closest to January 31. Each of our fiscal quarters consists of four 13-week periods, with an extra week added to the fourth quarter every five to six years.  The years ended January 29, 2011, January 30, 2010, January 31, 2009, February 2, 2008, and February 3, 2007 are referred to as fiscal 2010, 2009, 2008, 2007, and 2006, respectively. Fiscal year 2006 is comprised of 53 weeks. Fiscal years 2010, 2009, 2008, and 2007 are each comprised of 52 weeks.

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

Net Sales and Additional Operating Data

The following table sets forth, for the periods indicated, selected consolidated statement of income data expressed both in dollars and as a percentage of net sales:

	Fiscal Year Ended
	January 29,		January 30,		January 31,
	2011		2010		2009
	(dollars in thousands)
Statement of Income Data
Net sales	$622,528	100.0%	$551,869	100.0%	$488,202	100.0%
Cost of sales	383,318	61.6%	338,898	61.4%	301,867	61.8%

Gross profit	239,210	38.4%	212,971	38.6%	186,335	38.2%
Selling, general and administrative expenses	187,231	30.1%	165,166	29.9%	147,009	30.1%
Depreciation and amortization	20,535	3.3%	18,431	3.3%	16,261	3.3%

Income from operations	31,444	5.1%	29,374	5.3%	23,065	4.7%
Interest income	174	0.0%	404	0.1%	2,495	0.5%
Interest expense	(24)	(0.0)%	(92)	(0.0)%	(307)	(0.0)%

Income before income tax expense	31,594	5.1%	29,686	5.4%	25,253	5.2%
Income tax expense	10,742	1.7%	9,969	1.8%	7,870	1.6%

Net income	$20,852	3.4%	$19,717	3.6%	$17,383	3.6%

The following table provides information, for the years indicated, about the number of total stores open at the beginning of the year, stores opened and closed during each year, total stores open at the end of each year and comparable store sales for the years:

	Fiscal Year Ended
	January 29,	January 30,	January 31,
	2011	2010	2009

Total stores open, beginning of year	403	357	319
New stores	60	49	39
Closed stores	(2)	(3)	(1)

Total stores open, end of year	461	403	357

Comparable store sales (decrease) increase (1)	-1.8%	0.6%	0.0%

(1)             Stores included in the comparable store sales calculation for any year are those stores that were opened prior to the beginning of the preceding fiscal year and were still open at the end of such year. Relocated stores and expanded stores are included in the comparable store sales results.

Fiscal 2010 Compared to Fiscal 2009

Net Sales. Net sales increased $70.6 million, or 12.8%, to $622.5 million in fiscal 2010 from $551.9 million in fiscal 2009.  The increase in net sales was due primarily to 60 new store openings in fiscal 2010 and 49 new store openings in fiscal 2009 for which there was not a full year of sales in fiscal 2009, partially offset by a 1.8% decrease in comparable store sales and the closing of two stores in fiscal 2010 and three stores in fiscal 2009.  The 60 stores opened in fiscal 2010 accounted for $48.0 million of the increase in sales and the 49 stores opened in fiscal 2009 accounted for $33.6 million of the increase, while the sales decrease in the 352 comparable stores totaled $9.0 million and the closed stores had the effect of reducing sales by $2.0 million. Comparable stores include locations that have been relocated or expanded.  There were 13 stores relocated or expanded in fiscal 2010 and 11 stores relocated or expanded in fiscal 2009.  Sales in these comparable relocated and expanded stores increased 1.8% in fiscal 2010, while sales in all other comparable stores decreased 2.1%.

The 1.8% decrease in comparable store sales was due to a 2.0% reduction in the average customer purchase, partially offset by a slight increase in the number of customer transactions.  Comparable store sales changes by major merchandise class were as follows:  Accessories +13%; Home +8%; Men’s -4%; Children’s -5%; and Women’s -5%.

Gross Profit. Gross profit increased $26.2 million, or 12.3%, to $239.2 million in fiscal 2010 from $213.0 million in fiscal 2009. The increase in gross profit is a result of the increase in sales, partially offset by a slight decline in the gross margin to 38.4% in fiscal 2010 from 38.6% in fiscal 2009.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $22.0 million, or 13.4%, to $187.2 million in fiscal 2010 from $165.2 million in fiscal 2009. The increase in these expenses was due primarily to additional store level, distribution and corporate costs arising from the opening of 60 new stores in fiscal 2010 and 49 new stores in fiscal 2009. Selling, general and administrative expenses as a percentage of net sales increased to 30.1% in fiscal 2010 from 29.9% in fiscal 2009.  The 1.8% decline in comparable store sales pressured expenses as a percentage of sales due to the deleveraging effect on fixed expenses, particularly rent and other occupancy costs.  However, the extent of the expense deleverage was limited to 20 basis points through tight control of costs in light of the sales environment and because incentive compensation as a percentage of sales was 40 basis points less in 2010 due to missing profitability and sales targets used to compute such compensation.  As a result, the 13.4% increase in expenses was less than the 16.3% increase in store selling square footage.

Depreciation and Amortization. Depreciation and amortization expense increased $2.1 million, or 11.4%, to $20.5 million in fiscal 2010 from $18.4 million in fiscal 2009, as the result of capital expenditures incurred for new and relocated/expanded stores.

Interest Income. Interest income decreased to $0.2 million in fiscal 2010 from $0.4 million in fiscal 2009 due to a declining interest rate environment.

Interest Expense. Interest expense decreased to $24,000 in fiscal 2010 from $92,000 in fiscal 2009 due to the final liquidation of our capital lease obligations.

Income Tax Expense. Income tax expense increased $0.7 million, or 7.8%, to $10.7 million in fiscal 2010 from $10.0 million in fiscal 2009 due to higher pretax earnings in fiscal 2010 and an increase in the effective income tax rate to 34.0% in fiscal 2010 from 33.6% in fiscal 2009.  The increase in the tax rate was due to having less tax-free interest income in fiscal 2010, as discussed above.

Net Income. Net income increased 5.8% to $20.9 million in fiscal 2010 from $19.7 million in fiscal 2009 due to the factors discussed above.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $18.2 million, or 12.4%, to $165.2 million in fiscal 2009 from $147.0 million in fiscal 2008. The increase in these expenses was due primarily to additional store level, distribution and corporate costs arising from the opening of 49 new stores in fiscal 2009 and 39 new stores in fiscal 2008. Selling, general and administrative expenses as a percentage of net sales decreased to 29.9% in fiscal 2009 from 30.1% in fiscal 2008.  Typically, it is difficult for us to achieve such expense leverage when comparable store sales increase at a rate as low as 0.6%, because most expense components have inflation in excess of that level. However, expenses were tightly controlled in 2009 in expectation of a slow sales environment.  As a result, the 12.4% increase in expenses was less than the 15.1% increase in store selling square footage.

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

Liquidity and Capital Resources

Our cash requirements are primarily for working capital, expansion of our distribution infrastructure, opening of new stores, remodeling of our existing stores and the improvement of our information systems. Historically, we have met these cash requirements from cash flow from operations, short-term trade credit, borrowings under our revolving lines of credit, long-term debt and capital leases, and cash proceeds from our initial public offering.  We expect to be able to meet future cash requirements with cash flow from operations, short-term trade credit, existing cash balances and, if necessary, borrowings under our revolving credit facility (described below). In fiscal 2010, there was no need to borrow under the credit facility, including during the seasonal build of inventory in advance of the Christmas season. Due to our strong cash and cash equivalents position as of January 29, 2011 ($69.2 million), we believe that we will likely not have to borrow under the credit facility during fiscal 2011.

Discussion of Cash Flows

Fiscal 2010 Compared to Fiscal 2009

As of January 29, 2011, we had total cash and cash equivalents of $69.2 million, compared with $63.0 million as of January 30, 2010. The most significant factors in the increase in our cash and cash equivalents position during fiscal 2010 were positive cash flow from operations and sales/redemptions of investment securities, partially offset by capital expenditures and purchases of investment securities.

Inventory represented 39.6% of our total assets as of January 29, 2011, compared with 36.0% as of January 30, 2010.  Management’s ability to manage our inventory can have a significant impact on our cash flows from operations during a given interim period or fiscal year.  In addition, inventory purchases can be seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise.

Cash Flows Provided by Operating Activities.  Net cash provided by operating activities was $24.3 million in fiscal 2010 compared with $41.3 million in fiscal 2009. The main source of cash during fiscal 2010 was net income, adjusted for noncash expenses such as depreciation and amortization, deferred income taxes, loss on disposal of property and equipment, and stock-based compensation expense, totaling $44.7 million (compared with $39.8 million in fiscal 2009).  In addition, cash provided by operating activities benefited from accounts payable increasing $5.2 million (compared with $10.4 million in fiscal 2009) due to an increase in inventory.  The increase in accounts payable was not as high as would typically be expected on an inventory increase of $20.6 million, because much of the increase in inventory was due to more opportunistic purchases of next-season-buy merchandise in the second half of 2010 in an effort to lock-in costs in advance of anticipated 2011 merchandise cost inflation.  Many of the payments to trade vendors for the higher level of next-season-buys had been made prior to the end of the year, therefore, accounts payable was lower as a percentage of inventory at the end of fiscal 2010 than fiscal 2009.  Significant uses of cash included (1) inventory which increased $20.6 million (compared with $14.6 million in fiscal 2009) due to the growth in new stores and the efforts to make more opportunistic purchases of next-season-buy merchandise, as discussed above, and (2) a shift from an income tax payable to an income tax receivable totaling $3.2 million (compared with an increase in the income tax payable last year of $2.9 million).  The existence of an income tax receivable at the end of fiscal 2010 compared with a payable at the end of fiscal 2009 was due to a 16.3% decrease in year-over-year pretax income in the fourth quarter.  Since estimated tax payments for the first three quarters of fiscal 2010 had assumed continued growth in profitability in the fourth quarter, a receivable existed at year end equal to the estimated payments in excess of the income tax expense recorded for financial statement purposes.

Cash Flows Used in Investing Activities.  Cash used in investing activities was $17.5 million in fiscal 2010 compared with $11.3 million in fiscal 2009.  Cash used for the purchase of property and equipment was $40.8 million during fiscal 2010 and $22.1 million in fiscal 2009, with fiscal 2010 including capital expenditures for more new stores (60 vs. 49) and approximately $11.2 million related to the purchase and equipping of the new distribution center in Roland, Oklahoma.  Sales/redemptions of investment securities, net of purchases, provided cash of $23.3 million and $10.8 million in fiscal 2010 and 2009, respectively.

Cash Flows Used in Financing Activities. Cash used in financing activities was $0.5 million in both fiscal 2010 and fiscal 2009.

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

Cash Flows Provided by Operating Activities.  Net cash provided by operating activities was $41.3 million in fiscal 2009 compared with $40.9 million in fiscal 2008. The main source of cash during fiscal 2009 was net income, adjusted for noncash expenses such as depreciation and amortization, deferred income taxes, loss on disposal of property and equipment, and stock-based compensation expense, totaling $39.8 million (compared with $35.4 million in fiscal 2008).  In addition, cash provided by operating activities benefited from (1) accounts payable increasing $10.4 million (compared with $8.7 million in fiscal 2008) due to an increase in inventory and an improvement in inventory turnover in fiscal 2009 which resulted in more of our inventory still being in accounts payable at year end; (2) income tax payable increasing $2.9 million (compared with $0.7 million in fiscal 2008) due to higher pretax income and a higher effective tax rate in fiscal 2009; and (3) accrued compensation increasing $2.0 million (compared with $2.3 million in fiscal 2008) due to the Company’s growth and a higher bonus accrual resulting from improved performance in relation to our budget in fiscal 2009.  The only significant use of cash was inventory which increased $14.6 million (compared with $3.8 million in fiscal 2008).  Approximately 75% of the increase in inventory was in new stores, while the remainder was in comparable stores and the distribution centers.  There was more inventory in comparable stores due to a shift of sales near the end of fiscal 2009 from late January to early February, causing inventories on the last day of the year to be higher than normal.  This shift in sales was a result of later income tax refunds, which often spur spending by our customers, and the last weekend of fiscal 2009 experiencing sales declines due to weather-related store closings and a shift in the timing of the first of the month around the end of the fiscal year.

Cash Flows Used in Investing Activities.  Cash used in investing activities was $11.3 million in fiscal 2009 compared with $12.7 million in fiscal 2008.  Cash used for the purchase of property and equipment was $22.1 million during fiscal 2009 and $24.4 million in fiscal 2008, with fiscal 2009 including capital expenditures for more new stores (49 vs. 39) and fiscal 2008 including the final portion of the costs related to completing the expansion of the Darlington, South Carolina distribution center, which began in fiscal 2007.  Sales/redemptions of investment securities, net of purchases, provided cash of $10.8 million and $11.7 million in fiscal 2009 and 2008, respectively.

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

Liquidity Sources and Requirements and Contractual Cash Requirements and Commitments

Our principal sources of liquidity consist of: (i) cash and cash equivalents (which equaled $69.2 million as of January 29, 2011); (ii) short-term trade credit; (iii) cash generated from operations on an ongoing basis as we sell our merchandise inventory; and (iv) a $20 million revolving credit facility. Trade credit represents a significant source of financing for inventory purchases and arises from customary payment terms and trade practices with our vendors.  Historically, our principal liquidity requirements have been for working capital and capital expenditure needs.

We believe that our existing sources of liquidity will be sufficient to fund our operations and anticipated capital expenditures for at least the next 12 months.

We anticipate that capital expenditures will be approximately $40 million to $45 million in fiscal 2011, most of which is expected to relate to approximately 65 to 70 new stores that we plan to open in fiscal 2011, the completion of the new distribution center in Roland, Oklahoma, and 10 to 12 relocations or expansions of existing stores.  We plan to finance these capital expenditures with cash flow from operations and existing cash balances.

The following table discloses aggregate information about our contractual obligations as of January 29, 2011 and the periods in which payments are due:

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
	(in thousands)
Contractual obligations:
Operating leases (1)	$114,857	$32,720	$51,842	$25,033	$5,262
Purchase obligations:
Merchandise orders	116,734	116,734	—	—	—
Equipment for new distribution center	3,535	3,535
Total contractual cash obligations	$235,126	$152,989	$51,842	$25,033	$5,262

(1)          Represents fixed minimum rents in stores and does not include incremental rents which are computed as a percentage of net sales. For example, in fiscal 2010 incremental percentage rent was approximately $1.3 million, which represented 3.9% of total rent expense.

Indebtedness. On March 22, 2010, we amended our $20 million credit facility with Bank of America to extend the expiration date to March 22, 2012.  The facility has an unused commitment fee of 0.25%, and loans bear interest at either (a) a rate equal to the highest of (i) the Federal Funds Rate plus 0.50%, (ii) LIBOR plus 1.0% and (iii) Bank of America’s prime rate, plus an applicable margin; or (b) a rate equal to LIBOR plus an applicable margin. The applicable margin is dependent on our consolidated leverage ratio and ranges from 0.75% to 1.25% for loans bearing interest at the rate described under (a) above and from 1.75% to 2.25% for loans bearing interest at the rate described under (b) above. Under the terms of the credit facility, the payment of cash dividends is prohibited and there is one financial covenant (consolidated leverage ratio). We have had no borrowings under the facility.

Operating Leases. We lease our stores under operating leases, which generally have an initial term of five years with renewal options. The typical store lease requires a combination of both fixed monthly rents and contingent rents computed as a percentage of net sales after a certain sales threshold has been met. For fiscal 2010, rent expense was $33.7 million compared with $28.2 million in fiscal 2009 (including $1.3 million and $1.5 million of percentage rent, respectively, in fiscal 2010 and 2009).

Purchase Obligations. As of January 29, 2011, we had purchase obligations of $120.3 million, all of which were for less than one year. These purchase obligations consist primarily of outstanding merchandise orders.

Off-Balance Sheet Arrangements

Other than the store operating leases described above, we do not have any off-balance sheet arrangements.

Outstanding Stock Options

As of January 29, 2011, we had outstanding vested options to purchase 82,698 shares of common stock at a weighted average exercise price of $26.88 per share.  There were no unvested options to purchase shares of common stock as of January 29, 2011.  The per share value of each share of common stock underlying the vested options, based on the difference between the exercise price per option and the estimated fair market value of the shares at the dates of the grant of the options (also referred to as intrinsic value), ranges from $0 to $1.25 per share. Based on the closing price of our common stock of $23.27 per share on January 28, 2011, the intrinsic value of the options outstanding on January 29, 2011 was $531,000, substantially all of which related to vested options.

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

Revenue Recognition

While the recognition of revenue is predominantly derived from routine retail transactions and does not involve significant judgment, revenue recognition represents an important accounting policy of ours. We recognize retail sales net of sales taxes at the time the customer takes possession of and pays for merchandise, less an allowance for returns. We allow customers to return merchandise for up to thirty days after the date of sale and we reduce revenues for each fiscal year using a combination of actual and estimated return information for the returns in the thirty days after the year ends. As of January 29, 2011, the provision for returns was $215,000. Revenue from layaway sales is recognized when the customer has paid for and received the merchandise. If the merchandise is not fully paid for within sixty days, the customer is given a store credit for merchandise payments made, less a re-stocking and layaway service fee. Such fees, which are non-refundable, are recognized in revenue when collected.  The introduction of gift cards to all stores was completed in early 2010.  Proceeds from the sale of gift cards are deferred until the customers use the cards to purchase merchandise. No amounts have yet been amortized into income for gift cards not expected to be redeemed (“breakage”) due to the lack of time that has lapsed since cards began being sold under the recently implemented program. All sales are from cash, check or major credit card company transactions. We do not offer company-sponsored customer credit accounts. There were no material changes in the estimates or assumptions related to revenue recognition during fiscal 2010.

Inventory

Inventory is stated at the lower of cost (first-in, first-out basis) or market as determined by the retail inventory method for store inventory and the average cost method for distribution center inventory. Under the retail inventory method, the cost of inventory is determined by calculating a cost-to-retail ratio and applying it to the retail value of inventory. Inherent in the retail inventory calculation are certain significant management judgments and estimates, including, among others, merchandise markups, markdowns and shrinkage, which impact the ending inventory valuation at cost as well as resulting gross margins. Merchandise markdowns are reflected in the inventory valuation when the price of an item is lowered in the stores. As a result, we believe the retail inventory method results in a more conservative inventory valuation than other accounting methods. We estimate and record an allowance for shrinkage for the period between the last physical count and the balance sheet date. The estimate of shrinkage can be affected by changes in actual shrinkage trends. Inventory shrinkage as a percentage of sales has ranged from 0.9% to 1.5% during fiscal years 2008 through 2010. Many retailers have arrangements with vendors that provide for rebates and allowances under certain conditions, which ultimately affect the value of the inventory. We do not generally enter into such arrangements with our vendors. There were no material changes in the estimates or assumptions related to the valuation of inventory during fiscal 2010.

Property and Equipment, net

We have a significant investment in property and equipment stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the lesser of the estimated useful lives (primarily three to five years for computer equipment and furniture, fixtures and equipment, five years for leasehold improvements, seven years for major purchased software systems, and fifteen to twenty years for buildings and building improvements) of the related assets or the relevant lease term. Any reduction in these estimated useful lives would result in a higher annual depreciation expense for the related assets. There were no material changes in the estimates or assumptions related to the valuation and classification of property and equipment during fiscal 2010.

Impairment of Long-Lived Assets

We continually evaluate whether events and changes in circumstances warrant revised estimates of the useful lives or recognition of an impairment loss for long-lived assets. If facts and circumstances indicate that a long-lived asset, including property and equipment, may be impaired, the carrying value is reviewed. If this review indicates that the carrying value of the asset will not be recovered as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value. Impairment losses charged to depreciation expense totaled approximately $0.2 million and $0.1 million in fiscal 2010 and 2009, respectively. There were no impairment losses recognized in fiscal 2008. Impairment losses in the future are dependent on a number of factors such as site selection and general economic trends, and thus could be significantly different from historical results. To the extent our estimates for net sales, gross profit and store expenses are not realized, future assessments of recoverability could result in impairment charges. There were no material changes in the estimates or assumptions related to impairment of long-lived assets during fiscal 2010.

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

We held investments in municipal auction rate securities (“ARS”) issued by student loan funding organizations at the time the ARS market experienced a disruption in liquidity in February 2008.  Since that time, all of the ARS have been redeemed at par value by the original issuers and our investment banks, with the final redemptions occurring on June 30, 2010 in connection with our exercise of a put option offered by one of the investment banks.  We did not incur any losses as the result of the ARS redemptions, and there were no material changes in the estimates or assumptions used to determine fair values during fiscal 2010.

Insurance Liabilities

We are largely self-insured for workers’ compensation costs and employee medical claims.  Our self-insurance liabilities are based on the total estimated costs of claims filed and estimates of claims incurred but not reported, less amounts paid against such claims.  We use current and historical claims data, together with information from actuarial studies, in developing our estimates.  The insurance liabilities we record are primarily influenced by the frequency and severity of claims and the Company’s growth.  If the underlying facts and circumstances related to the claims change, then we may be required to record more or less expense which could be material in relation to our results of operations.  There were no material changes in the estimates or assumptions related to insurance liabilities during fiscal 2010.

Stock-Based Compensation

Compensation expense associated with all nonvested restricted stock and stock options is recognized based on an estimate of the grant-date fair value of each equity award. The fair values of grants of nonvested restricted stock are estimated based on the closing stock price on the grant date while the fair values of stock option awards are estimated at each grant date using the Black-Scholes Merton option pricing model. There were no grants of options in fiscal 2010. If factors change and we employ different assumptions in future periods, the stock-based compensation expense may differ significantly from the amount recorded in the current period. There were no material changes in the estimates or assumptions used to determine stock-based compensation during fiscal 2010.

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

Certain leases provide for contingent rents that are not measurable at inception. These contingent rents are primarily based on a percentage of net sales that are in excess of a predetermined level. These amounts are excluded from minimum rent and are included in the determination of total rent expense when it is probable that the expense has been incurred and the amount is reasonably estimable. There were no material changes in the estimates or assumptions related to operating leases during fiscal 2010.

Accounting for Income Taxes

We account for income taxes under the asset and liability method. The computation of income taxes is subject to estimation due to the judgment required and the uncertainty related to the recoverability of deferred tax assets or the outcome of tax audits. We adjust our income tax provision in the period it is determined that actual results will differ from our estimates. Tax law and rate changes are reflected in the income tax provision in the year in which such changes are enacted. There were no material changes in the estimates or assumptions related to income taxes during fiscal 2010.

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

ITEM 7A.                    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to financial market risks related to changes in interest rates earned on our investments. We cannot predict market fluctuations in interest rates. As a result, future results may differ materially from estimated results due to changes in interest rates. A hypothetical 100 basis point change in prevailing market interest rates would not have materially impacted our financial position, results of operations or cash flows for fiscal 2010. We do not engage in financial transactions for trading or speculative purposes and have not entered into any interest rate hedging contracts. Interest rates on our credit facility did not impact us in fiscal 2010 because we did not borrow during the year.

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

ITEM 8.                             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item and the report of the independent accountant thereon required by Item 14(a)(2) appear beginning on page F-2 of this Report.  See accompanying Index to the consolidated financial statements on page F-1. The supplementary financial data required by Item 302 of Regulation S-K appears in note 11 to the consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended January 29, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.                    OTHER INFORMATION

None.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item with respect to our executive officers and directors, compliance by our directors, executive officers and certain beneficial owners of our common stock with Section 16(a) of the Exchange Act, the committees of our Board of Directors, our Audit Committee Financial Expert and our Code of Ethics is incorporated herein by reference to information under the captions entitled “Board of Directors and Committees of the Board of Directors,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance”  in our definitive proxy statement (to be filed hereafter) in connection with our 2011 Annual Meeting of Stockholders and possibly elsewhere in the proxy statement (or will be filed by amendment to this Report).

ITEM 11.                      EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to information under the captions entitled “Executive Compensation,” “Board of Directors and Committees of the Board of Directors” and “Compensation Committee Report” in our definitive proxy statement (to be filed hereafter) in connection with our 2011 Annual Meeting of Stockholders and possibly elsewhere in the proxy statement (or will be filed by amendment to this Report).

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item with respect to ownership of our common stock is incorporated herein by reference to the information under the caption entitled “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement (to be filed hereafter) in connection with our 2011 Annual Meeting of Stockholders and possibly elsewhere in the proxy statement (or will be filed by amendment to this Report).

Equity Compensation Plan Information.  The following table represents those securities authorized for issuance as of January 29, 2011 under our existing equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1) (a)	Weighted average exercise price of outstanding options, warrants and rights (2) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (3) (c)
Equity compensation plans approved by security holders	82,698	$26.88	689,917
Equity compensation plans not approved by security holders	—	—	—
Total	82,698	$26.88	689,917

(1)          Includes 20,098 outstanding options issued under the 1999 Allied Fashion Stock Option Plan.  This plan was replaced in May 2005 by the Citi Trends, Inc. 2005 Long-Term Incentive Plan (the “Incentive Plan”), which provides for the issuance of up to 1,300,000 shares of common stock upon the exercise of stock options or as awards of nonvested restricted stock and other performance awards. Also, includes 62,600 outstanding options issued under the Incentive Plan.  Does not include 294,624 nonvested restricted stock grants issued under the Incentive Plan.

(2)          The weighted average exercise price is for options only and does not include nonvested restricted stock.

(3)          Consists of shares available for awards of options, nonvested restricted stock and other performance awards under the Incentive Plan.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information under the captions entitled “Certain Relationships and Related Party Transactions” and “Board of Directors and Committees of the Board of Directors” in our definitive proxy statement (to be filed hereafter) in connection with our 2011 Annual Meeting of Stockholders and possibly elsewhere in the proxy statement (or will be filed by amendment to this Report).

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information under the caption entitled “Ratification of Independent Registered Public Accounting Firm” in our definitive proxy statement (to be filed hereafter) in connection with our 2011 Annual Meeting of Stockholders and possibly elsewhere in the proxy statement (or will be filed by amendment to this Report).

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

4.1

Specimen certificate for shares of common stock, $.01 par value (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-123028) filed with the SEC on April 29, 2005)

10.1

$3.0 Million Loan Agreement between Citi Trends, Inc. and Bank of America dated June 16, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2006)

10. 2

Amendment No. 1 dated August 28, 2006 to $3.0 Million Loan Agreement between Citi Trends, Inc. and Bank of America dated June 16, 2006 (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended February 3, 2007)

*10.3

Allied Fashion, Inc. Amended and Restated 1999 Stock Option Plan (as previously amended and restated effective as of June 17, 2004) (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-8 (File No. 333-125611) filed with the SEC on June 8, 2005)

*10.4

Amendment to the 1999 Allied Fashion Inc. Stock Option Plan (as previously amended and restated effective as of June 17, 2004) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 28, 2006)

*10.5	Citi Trends, Inc. 2005 Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2008)

*10.6	Form of Restricted Stock Award Agreement for Employees (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2008)

*10.7	Form of Restricted Stock Award Agreement for Directors (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended February 3, 2007)

*10.8	Form of Stock Option Agreement for Employees (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended February 3, 2007)

*10.9	Form of Stock Option Agreement for Directors (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended February 3, 2007)

*10.10	Offer Letter to Ivy Council dated December 6, 2006 (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended February 2, 2008)

*10.11	Offer Letter to Bruce D. Smith dated April 2, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2007)

*10.12

Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and Bruce D. Smith dated April  2, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2007)

10.13

Credit Agreement dated March 26, 2008 among Citi Trends, Inc., as Borrower, the Subsidiaries of the Borrower identified therein, as the Guarantors, and Bank of America, N.A., as Lender (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended February 2, 2008)

*10.14

Employment Agreement between the Company and Elizabeth Feher dated April 2, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 3, 2008)

*10.15

Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and Elizabeth Feher dated April 2, 2008 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 3, 2008)

10.16

UBS Offer Letter dated October 8, 2008, together with Acceptance Form of Citi Trends, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 1, 2008)

*10.17

Employment Agreement between the Company and R. David Alexander, Jr. dated December 5, 2008 (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended January 31, 2009)

*10.18

Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and R. David Alexander, Jr. dated December 5, 2008 (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended January 31, 2009)

10.19

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

*10.21

Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and Elizabeth R. Feher dated March 25, 2009 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2009)

*10.22

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

*10.30	Citi Trends, Inc. Annual Incentive Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2009)

*10.31	Form of Restricted Stock Award Agreement for Employees (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2009)

*10.32	Form of Restricted Stock Award Agreement for Directors (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2009)

10.33

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

CITI TRENDS, INC.
(Registrant)

Date	April 13, 2011	By	/s/ R. David Alexander, Jr.	/s/ Bruce D. Smith
			R. David Alexander, Jr.	Bruce D. Smith
			President and Chief Executive Officer (Principal Executive Officer)	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ R. David Alexander, Jr.	President and Chief Executive Officer	April 13, 2011
R. David Alexander, Jr.	(Principal Executive Officer) and Director

/s/ Bruce D. Smith	Executive Vice President and	April 13, 2011
Bruce D. Smith	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ R. Edward Anderson	Chairman of the Board of Directors	April 13, 2011
R. Edward Anderson

/s/ Brian P. Carney	Director	April 13, 2011
Brian P. Carney

/s/ Lawrence E. Hyatt	Director	April 13, 2011
Lawrence E. Hyatt

/s/ John S. Lupo	Director	April 13, 2011
John S. Lupo

/s/ Patricia M. Luzier	Director	April 13, 2011
Patricia M. Luzier

Citi Trends, Inc.
Index to Consolidated Financial Statements

CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED JANUARY 29, 2011, JANUARY 30, 2010 AND JANUARY 31, 2009

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

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we assessed the effectiveness of our internal control over financial reporting as of January 29, 2011, based on the criteria described in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our management concluded that our internal control over financial reporting was effective based on those criteria as of January 29, 2011.

Our independent registered public accounting firm, KPMG LLP, audited the effectiveness of our internal control over financial reporting as of January 29, 2011, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Citi Trends, Inc.:

We have audited the accompanying consolidated balance sheets of Citi Trends, Inc. and subsidiary (the Company) as of January 29, 2011 and January 30, 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years ended January 29, 2011, January 30, 2010, and January 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citi Trends, Inc. and subsidiary as of January 29, 2011 and January 30, 2010, and the results of their operations and their cash flows for each of the years ended January 29, 2011, January 30, 2010, and January 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Citi Trends, Inc.’s internal control over financial reporting as of January 29, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 11, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

(signed) KPMG LLP

Jacksonville, Florida
April 11, 2011

Certified Public Accountants

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Citi Trends, Inc.:

We have audited Citi Trends Inc. and subsidiary’s (the Company) internal control over financial reporting as of January 29, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company and subsidiary as of January 29, 2011 and January 30, 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the fiscal years ended January 29, 2011, January 30, 2010, and January 31, 2009, our report dated April 11, 2011, expressed an unqualified opinion on those consolidated financial statements.

(signed) KPMG LLP

Jacksonville, Florida

April 11, 2011

Certified Public Accountants

Citi Trends, Inc.

Consolidated Balance Sheets

January 29, 2011 and January 30, 2010

(in thousands, except share data)

	January 29, 2011	January 30, 2010
Assets
Current assets:
Cash and cash equivalents	$69,231	$62,993
Short-term investment securities	586	33,025
Inventory	121,432	100,874
Prepaid and other current assets	11,238	10,409
Income tax receivable	524	—
Deferred tax asset	4,907	4,518
Total current assets	207,918	211,819
Property and equipment, net	85,299	63,791
Long-term investment securities	9,205	—
Goodwill	1,371	1,371
Deferred tax asset	2,001	2,488
Other assets	608	517
Total assets	$306,402	$279,986

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$67,934	$62,706
Accrued expenses	14,587	12,773
Accrued compensation	8,597	9,500
Income tax payable	—	3,024
Layaway deposits	444	645
Total current liabilities	91,562	88,648
Other long-term liabilities	10,036	9,995
Total liabilities	101,598	98,643

Stockholders’ equity:
Common stock, $0.01 par value. Authorized 32,000,000 shares; 14,989,535 shares issued as of January 29, 2011 and 14,899,577 shares issued as of January 30, 2010; 14,823,785 shares outstanding as of January 29, 2011 and 14,733,827 shares outstanding as of January 30, 2010	147	146
Paid in capital	76,976	74,368
Retained earnings	127,846	106,994
Treasury stock, at cost; 165,750 shares as of January 29, 2011 and January 30, 2010	(165)	(165)
Total stockholders’ equity	204,804	181,343

Commitments and contingencies (note 9)
Total liabilities and stockholders’ equity	$306,402	$279,986

See accompanying notes to consolidated financial statements

Citi Trends, Inc.

Consolidated Statements of Income

Years Ended January 29, 2011, January 30, 2010, and January 31, 2009

(in thousands, except per share data)

	Fiscal 2010	Fiscal 2009	Fiscal 2008
Net sales	$622,528	$551,869	$488,202
Cost of sales	383,318	338,898	301,867
Gross profit	239,210	212,971	186,335
Selling, general and administrative expenses	187,231	165,166	147,009
Depreciation and amortization	20,535	18,431	16,261
Income from operations	31,444	29,374	23,065
Interest income	174	404	2,495
Interest expense	(24)	(92)	(307)
Income before income tax expense	31,594	29,686	25,253
Income tax expense	10,742	9,969	7,870
Net income	$20,852	$19,717	$17,383

Basic net income per common share	$1.44	$1.36	$1.21
Diluted net income per common share	$1.44	$1.36	$1.20

Net income attributable to common shares
Basic	$20,852	$19,540	$17,162
Diluted	$20,852	$19,541	$17,164

Weighted average number of shares outstanding
Basic	14,503	14,364	14,131
Diluted	14,523	14,396	14,269

See accompanying notes to consolidated financial statements

Citi Trends, Inc.

Consolidated Statements of Cash Flows

Years Ended January 29, 2011, January 30, 2010, and January 31, 2009

(in thousands)

	Fiscal 2010	Fiscal 2009	Fiscal 2008
Operating activities:
Net income	$20,852	$19,717	$17,383
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,535	18,431	16,261
Deferred income taxes	98	(1,079)	(333)
Loss on disposal of property and equipment	161	260	110
Noncash stock-based compensation expense	3,095	2,495	2,024
Excess tax benefits from stock-based payment arrangements	(383)	(570)	(1,218)
Changes in assets and liabilities:
Inventory	(20,558)	(14,615)	(3,839)
Prepaid and other current assets	(829)	216	(4,072)
Other assets	(91)	(112)	(76)
Accounts payable	5,228	10,411	8,729
Accrued expenses and other long-term liabilities	420	1,120	2,991
Accrued compensation	(903)	1,986	2,289
Income tax receivable/payable	(3,165)	2,912	745
Layaway deposits	(201)	81	(71)
Net cash provided by operating activities	24,259	41,253	40,923

Investing activities:
Purchases of investment securities	(17,497)	—	(4,000)
Sales/redemptions of investment securities	40,731	10,800	15,675
Purchases of property and equipment	(40,769)	(22,097)	(24,358)
Net cash used in investing activities	(17,535)	(11,297)	(12,683)

Financing activities:
Excess tax benefits from stock-based payment arrangements	383	570	1,218
Repayments on capital lease obligations	—	(1,403)	(1,580)
Cash used to settle withholding taxes on stock option exercises and the vesting of nonvested restricted stock	(1,123)	(489)	(1,040)
Proceeds from the exercise of stock options	254	843	475
Net cash used in financing activities	(486)	(479)	(927)
Net increase in cash and cash equivalents	6,238	29,477	27,313

Cash and cash equivalents:
Beginning of period	62,993	33,516	6,203
End of period	$69,231	$62,993	$33,516

Supplemental disclosures of cash flow information:
Cash paid for interest	$3	$72	$285
Cash paid for income taxes	$13,809	$8,136	$7,458
Supplemental disclosures of noncash financing and investing activities:
Paid in capital for the exercise of stock options satisfied by the surrender of shares	$—	$—	$43
Increase (decrease) in accrual for purchases of property and equipment	$1,435	$1,524	$(1,333)

See accompanying notes to consolidated financial statements

Citi Trends, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended January 29, 2011, January 30, 2010, and January 31, 2009

(in thousands, except share amounts)

	Common Stock		Paid in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balances—February 2, 2008	14,265,471	$142	$68,276	$69,894	165,750	$(165)	$138,147
Exercise of stock options	246,823	3	515				518
Tax benefit of stock options exercised			1,218				1,218
Issuance of nonvested shares to employees and directors under incentive plan	212,751						—
Forfeiture of nonvested shares by employees and directors	(20,929)						—
Stock-based compensation expense			2,024				2,024
Net share settlement of options			(1,003)				(1,003)
Net share settlement of nonvested shares	(5,264)		(80)				(80)
Net income				17,383			17,383
Balances—January 31, 2009	14,698,852	145	70,950	87,277	165,750	(165)	158,207
Exercise of stock options	79,197	1	842				843
Tax benefit of stock options exercised			570				570
Issuance of nonvested shares to employees and directors under incentive plan	159,998						—
Forfeiture of nonvested shares by employees and directors	(18,274)						—
Stock-based compensation expense			2,495				2,495
Net share settlement of nonvested shares	(20,196)		(489)				(489)
Net income				19,717			19,717
Balances—January 30, 2010	14,899,577	146	74,368	106,994	165,750	(165)	181,343
Exercise of stock options	28,055	1	253				254
Tax benefit of stock options exercised			383				383
Issuance of nonvested shares to employees and directors under incentive plan	141,092						—
Forfeiture of nonvested shares by employees and directors	(43,705)						—
Stock-based compensation expense			3,095				3,095
Net share settlement of nonvested shares	(35,484)		(1,123)				(1,123)
Net income				20,852			20,852
Balances—January 29, 2011	14,989,535	$147	$76,976	$127,846	165,750	$(165)	$204,804

See accompanying notes to consolidated financial statements

Citi Trends, Inc.

Notes to Consolidated Financial Statements

January 29, 2011, January 30, 2010 and January 31, 2009

(1)      Organization and Business

Citi Trends, Inc. and its subsidiary (the “Company”) operate as a rapidly growing, value-priced retailer of urban fashion apparel and accessories for the entire family. As of January 29, 2011, the Company operated 461 stores in 27 states.

(2)      Summary of Significant Accounting Policies

(a)  Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany transactions and balances have been eliminated in consolidation.

(b)  Fiscal Year

The Company’s fiscal year ends on the Saturday closest to January 31 of each year. The years ended January 29, 2011, January 30, 2010, and January 31, 2009 are referred to as fiscal 2010, fiscal 2009, and fiscal 2008, respectively, in the accompanying consolidated financial statements. Each of these three fiscal years is comprised of 52 weeks.

(c)  Cash and Cash Equivalents/Concentration of Credit Risk

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

(d)  Inventory

Inventory is stated at the lower of cost (first-in, first-out basis) or market as determined by the retail inventory method for store inventory and the average cost method for distribution center inventory. Under the retail inventory method, the cost of inventory is determined by calculating a cost-to-retail ratio and applying it to the retail value of inventory. Merchandise markdowns are reflected in the inventory valuation when the retail price of an item is lowered in the stores. Inventory is recorded net of an allowance for shrinkage based on the most recent physical inventory counts.

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

(f)    Goodwill

Goodwill represents the excess of the purchase price over the fair value of assets acquired.  Goodwill acquired in a purchase business combination and determined to have an indefinite useful life is not amortized, but instead tested for impairment at least annually. The Company performed this analysis at the end of fiscal 2010 and fiscal 2009 and no impairment was indicated for either year.

(g)  Impairment of Long-Lived Assets

If facts and circumstances indicate that a long-lived asset, including property and equipment, may be impaired, the carrying value is reviewed. If this review indicates that the carrying value of the asset will not be recovered as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value. Impairment losses charged to depreciation expense totaled approximately $0.2 million and $0.1 million in fiscal 2010 and 2009, respectively. There were no impairment losses recognized in fiscal 2008. Impairment losses in the future are dependent on a number of factors such as site selection and general economic trends, and thus could be significantly different from historical results. To the extent the Company’s estimates for net sales, gross profit and store expenses are not realized, future assessments of recoverability could result in impairment charges.

(h)  Insurance Liabilities

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

(i)  Stock-Based Compensation

The Company recognizes compensation expense associated with all nonvested restricted stock and stock options based on an estimate of the grant-date fair value of each equity award. Grants of nonvested restricted stock are valued based on the closing stock price on the grant date, while the fair values of options issued are estimated at each grant date using the Black-Scholes Merton option pricing model. See Note 8 for additional information on the Company’s stock-based compensation plans.

(j)   Revenue Recognition

Revenue from retail sales net of sales taxes is recognized at the time the customer takes possession of and pays for merchandise, less an allowance for returns. The Company allows customers to return merchandise for up to thirty days after the date of sale and the Company reduces revenues for each fiscal year using a combination of actual and estimated return information for the returns in the thirty days after the year ends. The provision for returns was $0.2 million as of January 29, 2011 and January 30, 2010.  Revenue from layaway sales is recognized when the customer has paid for and received the merchandise. If the merchandise is not fully paid for within sixty days, the customer is given a store credit for merchandise payments made, less a re-stocking and layaway service fee. Such fees, which are non-refundable, are recognized in revenue when collected. The introduction of gift cards to all stores was completed in early 2010.  Proceeds from the sale of gift cards are deferred until the customers use the cards to purchase merchandise.  No amounts have yet been amortized into income for gift cards not expected to be redeemed (“breakage”) due to the lack of time that has lapsed since cards began being sold under the recently implemented program. All sales are from cash, check or major credit card company transactions. The Company does not offer company-sponsored customer credit accounts.

(k)    Cost of Sales

Cost of sales includes the cost of inventory sold during the period and transportation costs, including inbound freight related to inventory sold and freight from the distribution centers to the stores, net of discounts and allowances. Distribution center costs, store occupancy expenses and advertising expenses are not considered components of cost of sales and are included as part of selling, general and administrative expenses.

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

The following table provides a reconciliation of the number of average common shares outstanding used to calculate basic earnings per share to the number of common shares and common stock equivalents outstanding used in calculating diluted earnings per share for fiscal 2010, 2009, and 2008:

	2010	2009	2008
Average number of common shares outstanding	14,503,418	14,363,894	14,131,077
Incremental shares from assumed exercises of stock options and vesting of nonvested stock	19,244	31,711	137,711
Average number of common shares and common stock equivalents outstanding	14,522,662	14,395,605	14,268,788

The dilutive effect of stock-based compensation arrangements is accounted for using the treasury stock method.  This method assumes that the proceeds the Company receives from the exercise of stock options are used to repurchase common shares in the market.  The Company includes as assumed proceeds the amount of compensation cost attributed to future services and not yet recognized, and the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of outstanding options and vesting of nonvested restricted stock.  For fiscal 2010, 2009, and 2008, respectively, there were 53,000, 65,000, and 95,000 options outstanding to purchase shares of common stock excluded from the calculation of diluted earnings per share because of antidilution.  Shares of nonvested restricted stock included in the calculation of diluted earnings per share were 2,036 in 2010. No shares of nonvested restricted stock were included in the calculation of diluted earnings per share for fiscal 2009 and 2008 because of antidilution.

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

(m)  Advertising

The Company expenses advertising as incurred. Advertising expense for fiscal 2010, 2009 and 2008 was $2.7 million, $2.6 million and $2.5 million, respectively.

(n)  Operating Leases

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

The Company is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. As of January 29, 2011 and January 30, 2010, the Company included a liability of $0.6 million in other long-term liabilities, representing estimated expenses that would be incurred upon the termination of the Company’s operating leases.

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

The most significant estimates made by management include those used in the valuation of inventory, investment securities, stock-based compensation, property and equipment, and income taxes. Management periodically evaluates estimates used in the preparation of the consolidated financial statements for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based on such periodic evaluations.

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

(s)   Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures — Improving Disclosures about Fair Value Measurements” (ASU 2010-06).  This standard requires new disclosures for significant transfers in and out of Levels 1 and 2 of the fair value hierarchy and the activity within Level 3 of the hierarchy, while also clarifying existing disclosures regarding the level of disaggregation of assets or liabilities and the valuation techniques and inputs used to measure fair value.  The standard is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the new Level 3 activity disclosures, which are effective for interim and annual reporting periods beginning after December 15, 2010.  The adoption of the applicable provisions of this standard did not have a material impact on the Company’s consolidated financial statements.

(t)   Revisions to Consolidated Statements of Cash Flows

Certain prior year amounts in the consolidated statements of cash flows have been revised to conform to the current year presentation.  The amount by which an accrual for purchases of property and equipment changed had previously been included in the line items for changes in accrued expenses (operating activities) and purchases of property and equipment (investing activities).  The revision removed the accrual change from both line items by offsetting amounts, and a supplemental disclosure of noncash investing activities has been added to the consolidated statements of cash flows for such amount.  This revision caused net cash provided by operating activities to decrease and net cash used in investing activities to decrease by $1.5 million in fiscal 2009 and increase by $1.3 million in fiscal 2008 from amounts previously reported.

(3)      Property and Equipment, net

The components of property and equipment as of January 29, 2011 and January 30, 2010 are as follows (in thousands):

	January 29,	January 30,
	2011	2010
Land	$1,056	$855
Buildings	22,713	15,548
Leasehold improvements	58,676	47,204
Furniture, fixtures and equipment	74,741	57,160
Computer equipment	19,818	17,100
Construction in progress	2,925	2,171
	179,929	140,038
Accumulated depreciation and amortization	(94,630)	(76,247)
	$85,299	$63,791

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

The Company held investments in municipal auction rate securities (“ARS”) issued by student loan funding organizations at the time the ARS market experienced a disruption in liquidity in February 2008.  Since that time, all of the ARS have been redeemed at par value by the original issuers and the Company’s investment banks, with the final redemptions occurring on June 30, 2010 in connection with the Company’s exercise of a put option offered by one of the investment banks.  The Company did not incur any losses as the result of the ARS redemptions.

The following table provides a summary of changes in fair value of the Company’s ARS for the years ended January 29, 2011, January 30, 2010 and January 31, 2009 (in thousands):

		Level 3
	Level 2	Put Option Related to ARS	Auction Rate Securities
Balance as of February 2, 2008	$56,165	$—	$—
Transfer from Level 2 to Level 3	(56,665)	—	56,665
Sales/redemptions of investment securities	(3,500)	—	(12,175)
Purchases of investment securities	4,000	—	—
Unrealized losses included in earnings	—	—	(4,901)
Recognition of put option in earnings	—	4,901	—
Reclassification of interest receivable to other current assets	—	—	(665)
Balance as of January 31, 2009	—	4,901	38,924
Unrealized (losses) gains included in earnings	—	(347)	347
Sales/redemptions of investment securities	—	(1,247)	(9,553)
Balance as of January 30, 2010	—	3,307	29,718
Unrealized (losses) gains included in earnings	—	62	(62)
Sales/redemptions of investment securities	—	(3,369)	(29,656)
Balance as of January 29, 2011	$—	$—	$—

As of January 29, 2011, the Company’s investment securities are classified as held to maturity and consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Obligations of states and municipalities (Level 2)	$586	$—	$—	$586
Long-term:
Obligations of the U. S. Treasury (Level 1)	$4,978	$14	$—	$4,992
Bank certificates of deposit (Level 2)	4,227	—	—	4,227
	$9,205	$14	$—	$9,219

The amortized cost and fair market value of investment securities as of January 29, 2011 by contractual maturity are as follows (in thousands):

	Amortized Cost	Fair Market Value
Due in one year or less	$586	$586
Due after one year through five years	9,205	9,219
	$9,791	$9,805

(5)      Revolving Line of Credit

On March 22, 2010, a $20 million credit facility with Bank of America was amended to extend the expiration date to March 22, 2012. The facility has an unused commitment fee of 0.25%, and loans under the facility bear interest at either (a) a rate equal to the highest of (i) the Federal Funds Rate plus 0.50%, (ii) LIBOR plus 1.0% and (iii) Bank of America’s prime rate, plus an applicable margin; or (b) a rate equal to LIBOR plus an applicable margin. The applicable margin is dependent on the Company’s consolidated leverage ratio and ranges from 0.75% to 1.25% for loans bearing interest at the rate described under (a) above and from 1.75% to 2.25% for loans bearing interest at the rate described under (b) above. Under the terms of the credit facility, the payment of cash dividends is prohibited, and there is one financial covenant (consolidated leverage ratio). The Company has had no borrowings under the facility and was in compliance with the financial covenant ratio as of January 29, 2011.

(6)      Income Taxes

Income tax expense for fiscal 2010, 2009, and 2008 consists of the following (in thousands):

	2010	2009	2008
Current:
Federal	$9,304	$9,474	$7,258
State	1,340	1,574	945
Total current	10,644	11,048	8,203
Deferred:
Federal	429	(676)	(190)
State	(331)	(403)	(143)
Total deferred	98	(1,079)	(333)
Total income tax expense	$10,742	$9,969	$7,870

Income tax expense computed using the federal statutory rate is reconciled to the reported income tax expense as follows for fiscal 2010, 2009, and 2008 (in thousands):

	2010	2009	2008
Statutory rate applied to income before income taxes	$11,058	$10,390	$8,839
State income taxes, net of federal benefit	1,191	1,140	960
State tax credits	(443)	(379)	(439)
Tax exempt interest	(37)	(128)	(811)
General business credits	(987)	(1,028)	(786)
Other	(40)	(26)	107
Income tax expense	$10,742	$9,969	$7,870

The components of deferred tax assets and deferred tax liabilities as of January 29, 2011 and January 30, 2010 are as follows (in thousands):

	January 29,	January 30,
	2011	2010
Deferred tax assets:
Deferred rent amortization	$1,856	$1,706
Inventory capitalization	2,148	1,991
Book and tax depreciation differences	254	911
Vacation liability	713	592
State tax credits	1,031	762
Stock compensation	1,346	1,412
Insurance liabilities	554	320
Other	146	273
Total deferred tax assets	8,048	7,967

Deferred tax liabilities:
Accrued compensation	(526)	—
Prepaid expenses	(210)	(595)
Goodwill	(404)	(366)
Total deferred tax liabilities	(1,140)	(961)
Net deferred tax asset	$6,908	$7,006

The Company reviews and assesses uncertain tax positions, with recognition and measurement of tax benefit, if any, based on a “more-likely-than-not” standard with respect to the ultimate outcome, regardless of whether this assessment is favorable or unfavorable.  The Company files income tax returns in U.S. federal and state jurisdictions where it does business and is subject to examinations by the IRS and other taxing authorities.  As of January 29, 2011, there were no benefits taken on the Company’s income tax returns that do not qualify for financial statement recognition.   If a tax position does not meet the minimum statutory threshold to avoid payment of penalties and interest, a company is required to recognize an expense for the amount of the interest and penalty in the period in which the company claims or expects to claim the position on its tax return.  For financial statement purposes, companies are allowed to elect whether to classify such charges as either income tax expense or another expense classification.  Should such expense be incurred in the future, the Company will classify such interest as a component of interest expense and penalties as a component of income tax expense.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible and income tax credits may be utilized, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.  Income tax credits generated but not yet utilized by the Company may be carried forward for periods ranging from 10 to 15 years. As such, a valuation allowance for deferred tax assets was not considered necessary as of January 29, 2011 or January 30, 2010. The Company has $1.1 million of tax credit carryforwards for one state, available for use through 2024. The Company files income tax returns with the U.S. federal government and various state jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years prior to fiscal 2007.

(7)      Other Long-Term Liabilities

The components of other long-term liabilities as of January 29, 2011 and January 30, 2010 are as follows (in thousands):

	January 29, 2011	January 30, 2010
Deferred rent	$3,946	$3,528
Tenant improvement allowances	4,848	5,600
Other	1,242	867
	$10,036	$9,995

(8)      Stockholders’ Equity

Stock-Based Compensation

On March 8, 2005, the Company adopted the 2005 Citi Trends, Inc. Long-Term Incentive Plan (the “Incentive Plan”), which became effective upon the consummation of the Company’s initial public offering in May 2005.   The Incentive Plan superseded and replaced the 1999 Allied Fashion Stock Option Plan (the “1999 Plan”).  The 1999 Plan provided for the grant of incentive and nonqualified options to key employees and directors. The Board of Directors determined the exercise price of the option grants.  The option grants generally vested in equal installments over four years from the date of grant and are generally exercisable up to ten years from the date of grant, which is the contractual life of the options.  The exercise price of stock options may be satisfied through net share settlements.  As of January 29, 2011, there remained outstanding 20,098 options issued under the 1999 Plan.

The Incentive Plan provides for the grant of incentive and nonqualified options, nonvested restricted stock and other forms of stock-based compensation to key employees and directors.  The Board of Directors determines the exercise prices of the option grants which are generally equal to the closing market price of the Company’s stock on the date of grant.  Option grants generally vest in equal installments over four years from the date of grant for employees and over one to three years for directors and are generally exercisable up to ten years from the date of grant.  The exercise price of stock options may be satisfied through net share settlements.  Under the Incentive Plan, the Company may issue up to 1,300,000 shares of common stock upon the exercise of stock options and other equity incentive awards.

Compensation expense associated with stock options is based on an estimate of the fair value of each option award on the date of grant using the Black-Scholes Merton option pricing model.  Expected volatility is based on estimated future volatility of the Company’s common stock price. Having completed its initial public offering in May 2005, the Company had limited historical data regarding the price of its publicly traded shares when it last granted options in fiscal 2006.  To estimate future volatility of the Company’s stock price, the stock price volatility of similar entities for which shares had been publicly traded for a period of seven years or more was measured (seven years was used because the weighted average expected life of the Company’s stock options was between six and seven years). The Company used historical data to estimate forfeitures used in the model. The expected term of options granted was based on the “simplified method” for “plain vanilla” options.  The simplified method (available for entities which do not have sufficient historical exercise data available for making a refined estimate of expected term) assumed a 10 year contractual term with vesting at a rate of 25% per year. Accordingly, expected term = ((vesting term + original contractual term)/2). The risk-free interest rate for the periods which corresponds with the expected life of the option was based on the U.S. Treasury yield curve for the vesting period in effect at the time of grant.

A summary of the status of stock options under the Company’s stock option plans and changes during fiscal 2010 is presented in the table below:

	2010
			Weighted Average
		Weighted Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value

Outstanding as of January 30, 2010	123,728	$24.35	4.9	$1,413,944
Granted	—	—	—	—
Exercised	28,055	9.02	2.7	—
Net shares settled	—	—	—	—
Forfeited	12,975	41.40	5.1	—

Outstanding as of January 29, 2011	82,698	$26.88	4.1	$530,554

Vested or expected to vest as of January 29, 2011	82,698	$26.88	4.1	$530,554

Exercisable as of January 29, 2011	82,698	$26.88	4.1	$530,554

As of January 29, 2011, January 30, 2010 and January 31, 2009, the range of exercise prices was $0.38 to $44.03.

Cash received from options exercised totaled $0.3 million, $0.8 million and $0.5 million in fiscal 2010, 2009 and 2008, respectively.  The intrinsic value of options exercised was $0.7 million, $1.2 million and $4.6 million in fiscal 2010, 2009 and 2008, respectively.

Cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (“excess tax benefits”) are classified as financing cash flows. Excess tax benefits realized from the exercise of stock options was approximately $0.4 million, $0.6 million and $1.2 million in fiscal 2010, 2009 and 2008, respectively.

The Company recognized $0.1 million, $0.2 million and $0.8 million in compensation expense for option grants during fiscal 2010, 2009 and 2008, respectively. As of January 29, 2011, no compensation cost related to previous stock option awards will be incurred in future periods, as all such option awards have vested. The Company’s stock option plans allow the Company to issue new shares from shares authorized for issuance or repurchase shares on the open market to complete employee stock option exercises.

Shares of nonvested restricted stock granted to employees vest in equal installments over four years from the date of grant.  Shares issued to directors vest one to two years from the date of grant.  The Company records compensation expense on a straight line basis over the requisite service period of the stock recipients which is equal to the vesting period of the stock.  Total compensation cost is calculated based on the closing market price on the date of grant times the number of shares granted.  Using an estimated forfeiture rate equal to 7.1%, the Company expects to recognize $5.4 million in future compensation expense from the grants of nonvested stock over the requisite service period of up to four years.  During fiscal 2010, 2009 and 2008, compensation expense arising from nonvested stock grants totaled $3.0 million, $2.3 million and $1.2 million, respectively.

A summary of activity related to nonvested restricted stock grants during the year ended January 29, 2011 is as follows:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Outstanding as of January 30, 2010	309,031	$21.17
Granted	141,092	33.26
Vested	(111,794)	21.94
Forfeited	(43,705)	24.00
Outstanding as of January 29, 2011	294,624	$26.25

(9)      Commitments and Contingencies

The Company leases its stores under operating leases, which generally have an initial term of five years with renewal options. Future minimum rent payments under operating leases having noncancellable lease terms as of January 29, 2011 are as follows (in thousands):

Fiscal Year:
2011	$32,720
2012	28,706
2013	23,136
2014	16,507
2015	8,526
Thereafter	5,262
Total future minimum lease payments	$114,857

Certain operating leases provide for fixed monthly rents, while others provide for contingent rents computed as a percentage of net sales and others provide for a combination of both fixed monthly rents and contingent rents computed as a percentage of net sales. Rent expense was $33.7 million, $28.2 million and $23.1 million for fiscal 2010, 2009 and 2008 (including $1.3 million, $1.5 million and $1.6 million of percentage rent), respectively.

On November 3, 2010, the Company executed an agreement with a supplier of automated material handling systems to equip the Company’s new distribution center in Roland, Oklahoma.  In addition to the sale of material handling equipment to the Company, the supplier will design, integrate and install the system and related equipment and provide training.  The Company’s remaining commitment with respect to this agreement is approximately $3.5 million.

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

(10)    Valuation and Qualifying Accounts

The following table summarizes the allowance for inventory shrinkage (in thousands):

Allowance for Inventory Shrinkage
Balance as of February 2, 2008	$2,534
Additions charged to costs and expenses	7,331
Deductions	(7,885)
Balance as of January 31, 2009	1,980
Additions charged to costs and expenses	5,849
Deductions	(5,562)
Balance as of January 30, 2010	2,267
Additions charged to costs and expenses	5,570
Deductions	(5,915)
Balance as of January 29, 2011	$1,922

Additions charged to costs and expenses are the result of estimated inventory shrinkage. Deductions represent actual inventory shrinkage incurred from physical inventories taken during the fiscal year.

(11)    Unaudited Quarterly Results of Operations

	Quarter Ended
	Jan. 29	Oct. 30	Jul. 31	May 1	Jan. 30	Oct. 31	Aug. 1	May 2
	2011 (1)	2010	2010	2010	2010	2009	2009	2009
	(in thousands, except per share and share amounts)
Statement of Income Data:
Net sales	$172,043	$140,037	$129,042	$181,406	$169,811	$127,356	$111,605	$143,097
Cost of sales	105,184	88,356	80,762	109,016	104,258	79,720	69,011	85,909

Gross profit	66,859	51,681	48,280	72,390	65,553	47,636	42,594	57,188
Selling, general and administrative expenses	47,112	47,243	44,426	48,450	44,050	41,989	38,994	40,133
Depreciation and amortization	5,692	5,324	4,769	4,750	4,752	4,851	4,455	4,373

Income (loss) from operations	14,055	(886)	(915)	19,190	16,751	796	(855)	12,682
Interest, net	27	33	39	51	69	68	77	98
Unrealized gain (loss) on investment securities						57	671	(728)

Income (loss) before income taxes	14,082	(853)	(876)	19,241	16,820	921	(107)	12,052
Income tax expense (benefit)	4,718	(459)	(309)	6,792	5,569	315	(38)	4,123

Net income (loss)	$9,364	$(394)	$(567)	$12,449	$11,251	$606	$(69)	$7,929

Net income (loss) attributable to common shares:
Basic	$9,364	$(394)	$(567)	$12,449	$11,251	$593	$(69)	$7,780
Diluted	$9,364	$(394)	$(567)	$12,449	$11,251	$593	$(69)	$7,780
Net income (loss) per common share:
Basic (2)	$0.64	$(0.03)	$(0.04)	$0.86	$0.78	$0.04	$(0.00)	$0.54
Diluted (2)	$0.64	$(0.03)	$(0.04)	$0.86	$0.78	$0.04	$(0.00)	$0.54
Weighted average shares used to compute net income (loss) per common share:
Basic	14,522,922	14,518,605	14,514,528	14,457,617	14,402,156	14,369,987	14,365,024	14,318,406
Diluted	14,537,007	14,518,605	14,514,528	14,488,767	14,447,318	14,409,443	14,365,024	14,339,270

(1)          Financial results for the fourth quarter of fiscal 2010 include an immaterial correction of an error related to an accounting policy.  Prior to the fourth quarter, the Company’s policy was to expense the cost of inbound freight associated with the delivery of inventory to the Company’s distribution centers in the period incurred, rather than capitalizing such costs as a component of  inventory and expensing them as the related inventory was sold.  In the fourth quarter of fiscal 2010, the Company began to capitalize inbound freight costs as a component of inventory.  The impact of this correction in the fourth quarter was a reduction in cost of sales of $2.7 million and a resulting increase in net income of $1.8 million, or $0.12 per diluted share.

(2)             Net income (loss) per share is computed independently for each period presented. As a result, the total of the per share earnings for the four quarters may not equal the annual amount.