Form 10-Q
period 2011-04-30
Citi Trends Inc
filed 2011-05-27
CIK 1318484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

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

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 16, 2011
Common Stock, $.01 par value	14,972,701 shares

CITI TRENDS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Citi Trends, Inc.

Condensed Consolidated Balance Sheets

April 30, 2011 and January 29, 2011

(Unaudited)

(in thousands, except share data)

	April 30,	January 29,
	2011	2011
Assets
Current assets:
Cash and cash equivalents	$76,847	$69,231
Short-term investment securities	—	586
Inventory	113,380	121,432
Prepaid and other current assets	10,771	11,238
Income tax receivable	—	524
Deferred tax asset	5,057	4,907
Total current assets	206,055	207,918
Property and equipment, net of accumulated depreciation and amortization of $100,227 and $94,630 as of April 30, 2011 and January 29, 2011, respectively	91,175	85,299
Long-term investment securities	16,824	9,205
Goodwill	1,371	1,371
Deferred tax asset	1,150	2,001
Other assets	611	608
Total assets	$317,186	$306,402
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$58,988	$67,934
Accrued expenses	16,373	14,587
Accrued compensation	6,997	8,597
Income tax payable	4,295	—
Layaway deposits	1,928	444
Total current liabilities	88,581	91,562
Other long-term liabilities	10,778	10,036
Total liabilities	99,359	101,598
Stockholders’ equity:
Common stock, $0.01 par value. Authorized 32,000,000 shares; 15,144,801 shares issued as of April 30, 2011 and 14,989,535 shares issued as of January 29, 2011; 14,979,051 shares outstanding as of April 30, 2011 and 14,823,785 outstanding as of January 29, 2011	148	147
Paid-in-capital	77,905	76,976
Retained earnings	139,939	127,846
Treasury stock, at cost; 165,750 shares as of April 30, 2011 and January 29, 2011	(165)	(165)
Total stockholders’ equity	217,827	204,804
Commitments and contingencies (note 8)
Total liabilities and stockholders’ equity	$317,186	$306,402

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Income

Thirteen Weeks Ended April 30, 2011 and May 1, 2010

(Unaudited)

(in thousands, except per share data)

	Thirteen Weeks Ended
	April 30,	May 1,
	2011	2010
Net sales	$189,168	$181,406
Cost of sales	114,099	109,016
Gross profit	75,069	72,390
Selling, general and administrative expenses	51,072	48,450
Depreciation and amortization	5,584	4,750
Income from operations	18,413	19,190
Interest income	54	55
Interest expense	(4)	(4)
Income before income tax expense	18,463	19,241
Income tax expense	6,370	6,792
Net income	$12,093	$12,449

Basic net income per common share	$0.83	$0.86
Diluted net income per common share	$0.83	$0.86

Weighted average number of shares outstanding
Basic	14,554	14,458
Diluted	14,567	14,489

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Cash Flows

Thirteen Weeks Ended April 30, 2011 and May 1, 2010

(Unaudited)

(in thousands)

	Thirteen Weeks Ended
	April 30,	May 1,
	2011	2010
Operating activities:
Net income	$12,093	$12,449
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,584	4,750
Loss on disposal of property and equipment	39	143
Deferred income taxes	701	452
Noncash stock-based compensation expense	783	914
Excess tax benefits from stock-based payment arrangements	(739)	(1,410)
Changes in assets and liabilities:
Inventory	8,052	5,189
Prepaid and other current assets	467	738
Other assets	(3)	(78)
Accounts payable	(8,946)	(1,417)
Accrued expenses and other long-term liabilities	2,931	786
Accrued compensation	(1,600)	(2,467)
Income tax receivable/payable	5,558	2,335
Layaway deposits	1,484	1,292
Net cash provided by operating activities	26,404	23,676
Investing activities:
Sales/redemptions of investment securities	835	3,000
Purchases of investment securities	(7,868)	—
Purchases of property and equipment	(11,902)	(6,886)
Net cash used in investing activities	(18,935)	(3,886)
Financing activities:
Excess tax benefits from stock-based payment arrangements	739	1,410
Proceeds from the exercise of stock options	9	151
Cash used to settle withholding taxes on the vesting of nonvested restricted stock	(601)	(954)
Net cash provided by financing activities	147	607
Net increase in cash and cash equivalents	7,616	20,397
Cash and cash equivalents:
Beginning of period	69,231	62,993
End of period	$76,847	$83,390

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$14	$4,005
Supplemental disclosures of noncash investing activities:
Decrease in accrual for purchases of property and equipment	$(403)	$(1,484)

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

April 30, 2011

1. Basis of Presentation

Citi Trends, Inc. and its subsidiary (the “Company”) operate as a rapidly growing, value-priced retailer of urban fashion apparel and accessories for the entire family.  As of April 30, 2011, the Company operated 473 stores in 27 states.

The condensed consolidated balance sheet as of April 30, 2011 and the condensed consolidated statements of income and cash flows for the thirteen-week periods ended April 30, 2011 and May 1, 2010 have been prepared by the Company without audit. The condensed consolidated balance sheet as of January 29, 2011 has been derived from the audited financial statements as of that date, but does not include all required year end disclosures.  In the opinion of management, such statements include all adjustments considered necessary to present fairly the Company’s financial position as of April 30, 2011 and January 29, 2011, and its results of operations and cash flows for all periods presented.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended January 29, 2011.

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  Operating results for the thirteen weeks ended April 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending January 28, 2012.

Certain prior year amounts in the condensed consolidated statement of cash flows have been revised to conform to the current year presentation.  The amount by which an accrual for purchases of property and equipment changed had previously been included in the line items for changes in accrued expenses (operating activities) and purchases of property and equipment (investing activities).  The revision removed the accrual change from both line items by offsetting amounts, and a supplemental disclosure of noncash investing activities has been added to the condensed consolidated statement of cash flows for such amount.  This revision caused net cash provided by operating activities to increase and net cash used in investing activities to increase by $1.5 million in the thirteen weeks ended May 1, 2010 from that previously reported.

The following contains references to years 2011 and 2010, which represent fiscal years ending or ended on January 28, 2012 (fiscal 2011) and January 29, 2011 (fiscal 2010), respectively.  Fiscal 2011 and fiscal 2010 both have 52-week accounting periods.

2. Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and use assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The most significant estimates made by management include those made in the valuation of inventory, property and equipment, self-insurance liabilities, stock-based compensation, leases and income taxes. Management periodically evaluates estimates used in the preparation of the financial statements for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based on such periodic evaluations.

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

The dilutive effect of stock-based compensation arrangements is accounted for using the treasury stock method.  This method assumes that the proceeds the Company receives from the exercise of stock options are used to repurchase common shares in the market.  The Company includes as assumed proceeds the amount of compensation cost attributed to future services and not yet recognized, and the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of outstanding options and vesting of nonvested restricted stock.  For the thirteen weeks ended April 30, 2011 and May 1, 2010, there were 50,000 and 58,000 options outstanding, respectively, to purchase shares of common stock excluded from the calculation of diluted earnings per share because of antidilution.  No shares of nonvested restricted stock were included in the calculation of diluted earnings per share for the thirteen weeks ended April 30, 2011 because of antidilution.  There were 8,100 shares of nonvested restricted stock included in the calculation of diluted earnings per share for the thirteen weeks ended May 1, 2010.

The following table provides a reconciliation of the average number of common shares outstanding used to calculate basic earnings per share to the number of common shares and common stock equivalents outstanding used in calculating diluted earnings per share for the thirteen weeks ended April 30, 2011 and May 1, 2010:

	Thirteen Weeks Ended
	April 30, 2011	May 1, 2010
Average number of common shares outstanding	14,553,884	14,457,617
Incremental shares from assumed exercises of stock options and vesting of nonvested restricted stock	13,539	31,150
Average number of common shares and common stock equivalents outstanding	14,567,423	14,488,767

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

As of April 30, 2011, the Company’s investment securities are classified as held-to-maturity since the Company has the intent and ability to hold the investments to maturity.  Such securities are carried at amortized cost plus accrued interest and consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Long-term:
Obligations of the U. S. Treasury (Level 1)	$4,980	$20	$—	$5,000
Obligations of states and municipalities (Level 2)	1,866	8	—	1,874
Bank certificates of deposit (Level 2)	9,978	—	—	9,978
	$16,824	$28	$—	$16,852

The amortized cost and fair market value of investment securities as of April 30, 2011 by contractual maturity are as follows (in thousands):

	Amortized Cost	Fair Market Value
Mature in one year or less	$—	$—
Mature after one year through five years	16,824	16,852
	$16,824	$16,852

Fair market values of Level 2 investments are determined by management with the assistance of a third party pricing service.  Since quoted prices in active markets for identical assets are not available, these prices are determined by the third party pricing service using observable market information such as quotes from less active markets and quoted prices of similar securities.

6. Revolving Line of Credit

On March 22, 2010, the Company’s $20 million unsecured revolving credit facility with Bank of America was amended to extend the expiration date to March 22, 2012.  The facility has an unused commitment fee of 0.25% and loans under the facility bear interest at either (a) a rate equal to the highest of (i) the Federal Funds Rate plus 0.50%, (ii) LIBOR plus 1.0% and (iii) Bank of America’s prime rate, plus an applicable margin; or (b) a rate equal to LIBOR plus an applicable margin.  The applicable margin is dependent on the Company’s consolidated leverage ratio and ranges from 0.75% to 1.25% for loans bearing interest at the rate described under (a) above and from 1.75% to 2.25% for loans bearing interest at the rate described under (b) above. Under the terms of the credit facility, the payment of cash dividends is prohibited, and there is one financial covenant (consolidated leverage ratio). The Company has had no borrowings under this facility and was in compliance with the financial covenant ratio as of April 30, 2011.

7. Other Long-Term Liabilities

The components of other long-term liabilities as of April 30, 2011 and January 29, 2011 are as follows (in thousands):

	April 30, 2011	January 29, 2011
Deferred rent	$4,098	$3,946
Tenant improvement allowances	5,335	4,848
Other	1,345	1,242
	$10,778	$10,036

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

9. Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures — Improving Disclosures about Fair Value Measurements.”  This standard requires new disclosures for significant transfers in and out of Levels 1 and 2 of the fair value hierarchy and the activity within Level 3 of the hierarchy, while also clarifying existing disclosures regarding the level of disaggregation of assets or liabilities and the valuation techniques and inputs used to measure fair value.  The standard is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the new Level 3 activity disclosures, which are effective for interim and annual reporting periods beginning after December 15, 2010.  The adoption of the applicable provisions of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS,” which amends U.S. GAAP to conform with measurement and disclosure requirements in International Financial Reporting Standards (“IFRS”).  The amendments change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, and they include those that clarify the Board’s intent about the application of existing fair value measurement and disclosure requirements and those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  In addition, to improve consistency in application across jurisdictions, some changes in wording are necessary to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way (for example, using the word shall rather than should to describe the requirements in U.S. GAAP). The amendments in this standard are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011.  The Company is currently evaluating ASU No. 2011-04 and has not yet determined the impact the adoption will have on its consolidated financial statements.

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

The factors that may result in actual results differing from such forward-looking information include, but are not limited to: transportation and distribution delays or interruptions; changes in freight rates; the Company’s ability to negotiate effectively the cost and purchase of merchandise; inventory risks due to shifts in market demand; the Company’s ability to gauge fashion trends and changing consumer preferences; changes in consumer spending on apparel; changes in product mix; interruptions in suppliers’ businesses; a deterioration in general economic conditions caused by acts of war or terrorism or other factors; temporary changes in demand due to weather patterns; seasonality of the Company’s business; delays associated with building, opening and operating new stores; delays associated with building, opening, expanding or converting new or existing distribution centers; and other factors described in the section titled “Item 1A. Risk Factors” and elsewhere in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011 and in Part II, “Item 1A. Risk Factors” and elsewhere in the Company’s Quarterly Reports on Form 10-Q and any amendments thereto and in the other documents the Company files with the SEC, including reports on Form 8-K.

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

Overview

We are a rapidly growing, value-priced retailer of urban fashion apparel and accessories for the entire family. Our merchandise offerings are designed to appeal to the preferences of fashion conscious consumers, particularly African-Americans. We operated 473 stores in both urban and rural markets in 27 states as of April 30, 2011.

We measure performance using key operating statistics. One of the main performance measures we use is comparable store sales growth. We define a comparable store as a store that has been opened for an entire fiscal year. Therefore, a store will not be considered a comparable store until its 13th month of operation at the earliest or until its 24th month at the latest. As an example, stores opened in fiscal 2010 and fiscal 2011 are not considered comparable stores in fiscal 2011. Relocated and expanded stores are included in the comparable store sales results. We also use other operating statistics, most notably average sales per store, to measure our performance. As we typically occupy existing space in established shopping centers rather than sites built specifically for our stores, store square footage (and therefore sales per square foot) varies by store. We focus on overall store sales volume as the critical driver of profitability. The average sales per store has increased over the years, as we have increased comparable store sales and opened new stores that are generally larger than our historical store base. Average sales per store increased from $0.8 million in fiscal 2000 to $1.4 million in fiscal 2010. In addition to sales, we measure gross profit as a percentage of sales and store operating expenses, with a particular focus on labor, as a percentage of sales. These results translate into store level contribution, which we use to evaluate overall performance of each individual store. Finally, we monitor corporate expenses against budgeted amounts.  All of the statistics discussed above are critical components of earnings before interest, taxes, depreciation and amortization (“EBITDA”) which is considered our most important operating statistic.  Provided below is a reconciliation of net income to EBITDA for the thirteen week periods ended April 30, 2011 and May 1, 2010:

	Thirteen Weeks Ended
	April 30, 2011	May 1, 2010
Net income	$12,093	$12,449

Plus:
Interest expense	4	4
Income tax expense	6,370	6,792
Depreciation and amortization	5,584	4,750

Less:
Interest income	(54)	(55)

EBITDA	$23,997	$23,940

Accounting Periods

The following discussion contains references to fiscal years 2011 and 2010, which represent fiscal years ending or ended on January 28, 2012 (fiscal 2011) and January 29, 2011 (fiscal 2010), respectively. Fiscal 2011 and fiscal 2010 both have 52-week accounting periods. This discussion and analysis should be read with the unaudited condensed consolidated financial statements and the notes thereto.

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

Thirteen Weeks Ended April 30, 2011 and May 1, 2010

Net Sales.  Net sales increased $7.8 million, or 4.3%, to $189.2 million in the thirteen weeks ended April 30, 2011 from $181.4 million in the thirteen weeks ended May 1, 2010.  The increase in net sales was due primarily to the opening of 56 new stores since last year’s first quarter, partially offset by a 6.9% decrease in comparable store sales and the effect of closing three stores since last year’s first quarter.  Comparable stores include locations that have been relocated or expanded. There were thirteen stores relocated or expanded since last year’s first quarter, all of which impacted comparable store sales.  Sales in comparable relocated and expanded stores increased 5.4% in the first quarter of 2011, while sales in all other comparable stores decreased 7.5%.  The 6.9% overall decrease in comparable store sales was reflected in an 8.3% decline in customer transactions, partially offset by a higher average ticket.  Comparable store sales changes by major merchandise class were as follows in the first quarter of 2011:  Accessories +2%; Home -4%; Children’s -6%; Women’s -8%; and Men’s -12%.

The new stores opened in 2010 and 2011, net of closed stores, accounted for an increase of $19.8 million in total sales, while the 6.9% sales decrease in the 398 comparable stores totaled $12.0 million.

Gross Profit.  Gross profit increased $2.7 million, or 3.7%, to $75.1 million in the first quarter of 2011 from $72.4 million in last year’s first quarter.  The increase in gross profit is a result of the increase in sales, partially offset by a slight decline in the gross margin to 39.7% from 39.9% in last year’s first quarter.  The decrease in gross margin was due to a decline in the core merchandise margin (initial mark-up, net of markdowns) of 40 basis points, partially offset by a 20 basis point improvement in inventory shrinkage.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $2.6 million, or 5.4%, to $51.1 million in the first quarter of 2011 from $48.5 million in last year’s first quarter.  The increase in these expenses was due primarily to additional store level, distribution and corporate costs arising from the opening of 56 new stores since last year’s first quarter.  As a percentage of sales, selling, general and administrative expenses increased to 27.0% in the first quarter of fiscal 2011 from 26.7% in the first quarter of fiscal 2010, due to the deleveraging effect on expenses as a percentage of sales (particularly costs that are largely fixed, such as rent) when comparable store sales decline 6.9%.

Depreciation and Amortization.  Depreciation and amortization expense increased $0.8 million, or 17.6%, to $5.6 million in the first quarter of 2011 from $4.8 million in the first quarter of 2010, as the result of capital expenditures incurred for new and relocated/expanded stores and the new distribution center in Roland, Oklahoma.

Income Tax Expense.  Income tax expense decreased $0.4 million, or 6.2%, to $6.4 million in this year’s first quarter from $6.8 million in the first quarter of 2010 due to a decrease in pretax income, together with a slight decrease in the effective income tax rate to 34.5% from 35.3%.

Net Income.  Net income decreased 2.9% to $12.1 million in the first quarter of 2011 from $12.4 million in the first quarter of 2010 due to the factors discussed above.

Liquidity and Capital Resources

Our cash requirements are primarily for working capital, expansion of our distribution infrastructure, opening of new stores, remodeling of our existing stores and the improvement of our information systems. In recent years, we have met these cash requirements from cash flow from operations and short-term trade credit.  We expect to be able to meet future cash requirements with cash flow from operations, short-term trade credit, existing cash balances and, if necessary, borrowings under our revolving credit facility.

Current Financial Condition. As of April 30, 2011, we had total cash and cash equivalents of $76.8 million compared with $69.2 million as of January 29, 2011. Inventory represented 35.7% of our total assets as of April 30, 2011.  Management’s ability to manage our inventory can have a significant impact on our cash flows from operations during a given interim period or fiscal year. In addition, inventory purchases can be seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise.  Total inventories at the end of the first quarter of 2011 were up $17.7 million, or 18.5%, compared to the first quarter of fiscal 2010, while store selling square footage increased 14.4% year-over-year as of the end of the quarter.  The gap between the inventory increase and the square footage increase reflects an effort on our part to make more opportunistic purchases of next-season-buy merchandise in order to lock-in costs in advance of anticipated 2011 merchandise cost inflation.

Cash Flows From Operating Activities. Net cash provided by operating activities was $26.4 million in the first thirteen weeks of fiscal 2011 compared to $23.7 million in the same period of fiscal 2010.  The main source of cash provided during the first thirteen weeks of fiscal 2011 was net income adjusted for noncash expenses such as depreciation and amortization, loss on disposal of property and equipment, deferred income taxes and stock-based compensation expense, totaling $19.2 million (compared to $18.7 million in the first thirteen weeks of fiscal 2010).  Other significant sources of cash in the first thirteen weeks of fiscal 2011 were (1) an $8.1 million decrease in inventory (compared to $5.2 million in the first thirteen weeks of fiscal 2010) due to apparel retail seasonality which typically results in having more inventory at the beginning of the spring selling season than at the end; (2) a $5.6 million change in the income tax receivable/payable (compared to $2.3 million in the first thirteen weeks of fiscal 2010) due to income tax expense being accrued on first quarter pretax income, while first quarter estimated tax payments are not due until after the end of the quarter; (3) a $2.9 million increase in accrued expenses and other long-term liabilities (compared to $0.8 million in the first thirteen weeks of fiscal 2010), due to higher sales tax accruals at the end of the first quarter than at year-end because sales in the month of April are much higher than in the month of January, and due to an increase in deferred rent and tenant improvement allowances in other long-term liabilities due to our continued store growth; and (4) a $1.5 million increase in layaway deposits (compared to $1.3 million in the first thirteen weeks of fiscal 2010) due to the seasonality of layaway transactions, which are low at the end of our fiscal year because all balances have to be redeemed by customers or they are cancelled by the middle of December each year.  Significant uses of cash consisted primarily of an $8.9 million decrease in accounts payable (compared to $1.4 million in the first thirteen weeks of fiscal 2010) as the result of the inventory reduction discussed above.  The decrease in accounts payable was more than would typically be expected in relation to an $8.1 million decrease in inventory because, as discussed above, a greater portion of inventory is invested in next-season-buy merchandise, and much of the trade payable balance related to such inventory had been paid prior to the end of the first quarter.  In addition, uses of cash included a $1.6 million decrease in accrued compensation (compared to $2.5 million in the first thirteen weeks of fiscal 2010), as our year-end balance sheet included accrued payroll for two weeks and our first quarter balance sheet included accrued payroll for only one week due to the timing of paying our bi-weekly payroll.

Cash Flows From Investing Activities. Cash used in investing activities was $18.9 million in the first thirteen weeks of fiscal 2011 compared to $3.9 million in the first thirteen weeks of fiscal 2010.  Cash used for purchases of property and equipment totaled $11.9 million and $6.9 million in the first thirteen weeks of fiscal 2011 and 2010, respectively, with the increase resulting from the equipping of the new distribution center in Roland, Oklahoma.  Purchases, net of sales/redemptions, of investment securities used cash of $7.0 million in the first thirteen weeks of 2011, whereas sales/redemptions provided cash of $3.0 million in the same period of 2010.

 Cash Flows From Financing Activities. Cash flows from financing activities were insignificant in the first thirteen weeks of both fiscal 2011 and 2010.

Cash Requirements

Our principal sources of liquidity consist of: (i) cash and cash equivalents (which equaled $76.8 million as of April 30, 2011); (ii) short-term trade credit; (iii) cash generated from operations on an ongoing basis as we sell our merchandise inventory; and (iv) a $20 million revolving credit facility. Trade credit represents a significant source of financing for inventory purchases and arises from customary payment terms and trade practices with our vendors.  Historically, our principal liquidity requirements have been for working capital and capital expenditure needs.

We believe that our existing sources of liquidity will be sufficient to fund our operations and anticipated capital expenditures for at least the next 12 months.

Critical Accounting Policies

The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. There have been no material changes to the Critical Accounting Policies outlined in the Company’s Annual Report on Form 10-K for the year ended January 29, 2011.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risk during the thirteen weeks ended April 30, 2011 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended January 29, 2011.

Item 4. Controls and Procedures.

We have carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2011 pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer each concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information has been accumulated and communicated to our management, including the officers who certify our financial reports, as appropriate, to allow timely decisions regarding the required disclosures.

Our disclosure controls and procedures are designed to provide reasonable assurance that the controls and procedures will meet their objectives. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended April 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There are no material changes to the Risk Factors described under the section “ITEM 1A. RISK FACTORS” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

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

Date: May 27, 2011

	By:	/s/ Bruce D. Smith
	Name:	Bruce D. Smith
	Title:	Executive Vice President, Chief Financial Officer and Secretary