Form 10-Q
period 2011-07-30
Citi Trends Inc
filed 2011-08-26
CIK 1318484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2011

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

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 12, 2011
Common Stock, $.01 par value	14,982,268 shares

CITI TRENDS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Citi Trends, Inc.

Condensed Consolidated Balance Sheets

July 30, 2011 and January 29, 2011

(Unaudited)

(in thousands, except share data)

	July 30,	January 29,
	2011	2011
Assets
Current assets:
Cash and cash equivalents	$49,496	$69,231
Short-term investment securities	—	586
Inventory	122,313	121,432
Prepaid and other current assets	9,440	11,238
Income tax receivable	4,248	524
Deferred tax asset	4,158	4,907
Assets held for sale	1,415	—
Total current assets	191,070	207,918
Property and equipment, net of accumulated depreciation and amortization of $107,511 and $94,630 as of July 30, 2011 and January 29, 2011, respectively	94,132	85,299
Long-term investment securities	19,968	9,205
Goodwill	1,371	1,371
Deferred tax asset	2,671	2,001
Other assets	629	608
Total assets	309,841	$306,402
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$61,555	$67,934
Accrued expenses	17,802	14,587
Accrued compensation	9,377	8,597
Layaway deposits	1,669	444
Total current liabilities	90,403	91,562
Other long-term liabilities	10,750	10,036
Total liabilities	101,153	101,598
Stockholders’ equity:
Common stock, $0.01 par value. Authorized 32,000,000 shares; 15,148,221 shares issued as of July 30, 2011 and 14,989,535 shares issued as of January 29, 2011; 14,982,471 shares outstanding as of July 30, 2011 and 14,823,785 outstanding as of January 29, 2011	148	147
Paid-in-capital	78,797	76,976
Retained earnings	129,908	127,846
Treasury stock, at cost; 165,750 shares as of July 30, 2011 and January 29, 2011	(165)	(165)
Total stockholders’ equity	208,688	204,804
Commitments and contingencies (note 12)
Total liabilities and stockholders’ equity	$309,841	$306,402

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Operations

Twenty-Six Weeks Ended July 30, 2011 and July 31, 2010

(Unaudited)

(in thousands, except per share data)

	Twenty-Six Weeks Ended
	July 30,	July 31,
	2011	2010
Net sales	$319,401	$310,448
Cost of sales	200,880	189,778
Gross profit	118,521	120,670
Selling, general and administrative expenses	101,760	92,876
Depreciation and amortization	11,935	9,519
Asset impairment	1,609	—
Income from operations	3,217	18,275
Interest income	119	99
Interest expense	(10)	(9)
Income before income tax expense	3,326	18,365
Income tax expense	1,264	6,483
Net income	$2,062	$11,882

Basic net income per common share	$0.14	$0.82
Diluted net income per common share	$0.14	$0.82

Weighted average number of shares outstanding
Basic	14,575	14,486
Diluted	14,585	14,510

Citi Trends, Inc.

Condensed Consolidated Statements of Operations

Thirteen Weeks Ended July 30, 2011 and July 31, 2010

(Unaudited)

(in thousands, except per share data)

	Thirteen Weeks Ended
	July 30,	July 31,
	2011	2010
Net sales	$130,233	$129,042
Cost of sales	86,781	80,762
Gross profit	43,452	48,280
Selling, general and administrative expenses	50,688	44,426
Depreciation and amortization	6,351	4,769
Asset impairment	1,609	—
Loss from operations	(15,196)	(915)
Interest income	65	44
Interest expense	(6)	(5)
Loss before income tax benefit	(15,137)	(876)
Income tax benefit	(5,106)	(309)
Net loss	$(10,031)	$(567)

Basic net loss per common share	$(0.69)	$(0.04)
Diluted net loss per common share	$(0.69)	$(0.04)

Weighted average number of shares outstanding
Basic	14,596	14,515
Diluted	14,596	14,515

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Cash Flows

Twenty-Six Weeks Ended July 30, 2011 and July 31, 2010

(Unaudited)

(in thousands)

	Twenty-Six Weeks Ended
	July 30,	July 31,
	2011	2010
Operating activities:
Net income	$2,062	$11,882
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,935	9,519
Asset impairment	1,609	—
Loss on disposal of property and equipment	216	143
Deferred income taxes	79	(617)
Noncash stock-based compensation expense	1,638	1,635
Excess tax benefits from stock-based payment arrangements	(847)	(1,496)
Changes in assets and liabilities:
Inventory	(881)	(6,682)
Prepaid and other current assets	1,798	1,115
Other assets	(21)	(45)
Accounts payable	(6,379)	(3,764)
Accrued expenses and other long-term liabilities	3,135	780
Accrued compensation	780	(332)
Income tax receivable/payable	(2,877)	(4,269)
Layaway deposits	1,225	1,264
Net cash provided by operating activities	13,472	9,133
Investing activities:
Sales/redemptions of investment securities	835	33,025
Purchases of investment securities	(11,012)	(3,148)
Purchases of property and equipment	(23,214)	(18,083)
Net cash (used in) provided by investing activities	(33,391)	11,794
Financing activities:
Excess tax benefits from stock-based payment arrangements	847	1,496
Proceeds from the exercise of stock options	22	216
Cash used to settle withholding taxes on the vesting of nonvested restricted stock	(685)	(996)
Net cash provided by financing activities	184	716
Net (decrease) increase in cash and cash equivalents	(19,735)	21,643
Cash and cash equivalents:
Beginning of period	69,231	62,993
End of period	$49,496	$84,636

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$4,062	$11,369
Supplemental disclosures of noncash investing activities:
Increase in accrual for purchases of property and equipment	$794	$1,222

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
July 30, 2011

1. Basis of Presentation

Citi Trends, Inc. and its subsidiary (the “Company”) operate as a value-priced retailer of urban fashion apparel and accessories for the entire family.  As of July 30, 2011, the Company operated 482 stores in 27 states.

The condensed consolidated balance sheet as of July 30, 2011, the condensed consolidated statements of operations for the twenty-six and thirteen-week periods ended July 30, 2011 and July 31, 2010, and the condensed consolidated statements of cash flows for the twenty-six week periods ended July 30, 2011 and July 31, 2010 have been prepared by the Company without audit. The condensed consolidated balance sheet as of January 29, 2011 has been derived from the audited financial statements as of that date, but does not include all required year end disclosures.  In the opinion of management, such statements include all adjustments considered necessary to present fairly the Company’s financial position as of July 30, 2011 and January 29, 2011, and its results of operations and cash flows for all periods presented.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended January 29, 2011.

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  Operating results for the interim periods ended July 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending January 28, 2012.

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

4. Earnings per Share

Basic earnings per common share amounts are calculated using the weighted average number of common shares outstanding for the period. Diluted earnings per common share amounts are calculated using the weighted average number of common shares outstanding plus the additional dilution for all potentially dilutive securities, such as nonvested restricted stock and stock options.  During loss periods, diluted earnings per share amounts are based on the weighted average number of common shares outstanding because the inclusion of common stock equivalents would be antidilutive.

The dilutive effect of stock-based compensation arrangements is accounted for using the treasury stock method.  This method assumes that the proceeds the Company receives from the exercise of stock options are used to repurchase common shares in the market.  The Company includes as assumed proceeds the amount of compensation cost attributed to future services and not yet recognized, and the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of outstanding options and vesting of nonvested restricted stock.  For the twenty-six weeks ended July 30, 2011 and July 31, 2010, there were 49,000 and 55,000 options outstanding, respectively, to purchase shares of common stock excluded from the calculation of diluted earnings per share because of antidilution.   For the thirteen weeks ended July 30, 2011 and July 31, 2010, there were 49,000 and 51,000 options outstanding, respectively, to purchase shares of common stock excluded from the calculation of diluted earnings per share because of antidilution.

The following tables provide a reconciliation of the average number of common shares outstanding used to calculate basic earnings per share to the number of common shares and common stock equivalents outstanding used in calculating diluted earnings per share for the twenty-six and thirteen week periods ended July 30, 2011 and July 31, 2010.  There were no common stock equivalents used in the calculation of EPS for the thirteen weeks ended July 30, 2011 and July 31, 2010 due to losses during these periods:

	Twenty-six Weeks Ended
	July 30, 2011	July 31, 2010
Average number of common shares outstanding	14,574,935	14,486,072
Incremental shares from assumed exercises of stock options	9,699	20,025
Incremental shares from assumed vesting of nonvested restricted stock	—	4,073
Average number of common shares and common stock equivalents outstanding	14,584,634	14,510,170

	Thirteen Weeks Ended
	July 30, 2011	July 31, 2010
Average number of common shares outstanding	14,595,985	14,514,528
Incremental shares from assumed exercises of stock options	—	—
Incremental shares from assumed vesting of nonvested restricted stock	—	—
Average number of common shares outstanding	14,595,985	14,514,528

5. Closure of Distribution Center

The Company closed its distribution center in Savannah, Georgia in June 2011.  A real estate broker has been engaged to sell the Savannah land and building; accordingly, the net book value of the related assets has been reclassified from property and equipment to assets held for sale in the July 30, 2011 condensed consolidated balance sheet.  The closure of the distribution center required the Company to test the asset for potential impairment.  We evaluated the fair value of the distribution center, including estimates by real estate brokers, and determined that estimated fair value is in excess of the $1.4 million net book value, therefore, no impairment charge is necessary.

In connection with the closure of the distribution center, the Company incurred $0.6 million of expenses, and such amount has been recorded in selling, general and administrative expenses within the condensed consolidated statements of operations for the twenty-six and thirteen week periods ended July 30, 2011.

6. Fair Value Measurement

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

As of July 30, 2011, the Company’s investment securities are classified as held-to-maturity since the Company has the intent and ability to hold the investments to maturity. Such securities are carried at amortized cost plus accrued interest and consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Long-term:
Obligations of the U. S. Treasury (Level 1)	$4,980	$74	$—	$5,054
Obligations of states and municipalities (Level 2)	1,847	18	—	1,865
Bank certificates of deposit (Level 2)	13,141	—	3	13,138
	$19,968	$92	$3	$20,057

The amortized cost and fair market value of investment securities as of July 30, 2011 by contractual maturity are as follows (in thousands):

	Amortized Cost	Fair Market Value
Mature in one year or less	$—	$—
Mature after one year through five years	19,968	20,057
	$19,968	$20,057

As of January 29, 2011, the Company’s investment securities were classified as held to maturity and consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Obligations of states and municipalities (Level 2)	$586	$—	$—	$586
Long-term:
Obligations of the U. S. Treasury (Level 1)	$4,978	$14	$—	$4,992
Bank certificates of deposit (Level 2)	4,227	—	—	4,227
	$9,205	$14	$—	$9,219

The amortized cost and fair market value of investment securities as of January 29, 2011 by contractual maturity were as follows (in thousands):

	Amortized Cost	Fair Market Value
Mature in one year or less	$586	$586
Mature after one year through five years	9,205	9,219
	$9,791	$9,805

There were no changes among the levels in the twenty-six week periods ended July 30, 2011 and July 31, 2010.

Fair market values of Level 2 investments are determined by management with the assistance of a third party pricing service.  Since quoted prices in active markets for identical assets are not available, these prices are determined by the third party pricing service using observable market information such as quotes from less active markets and quoted prices of similar securities.

7. Goodwill

Goodwill represents the excess of the purchase price over the fair value of assets acquired.  Goodwill acquired in a purchase business combination and determined to have an indefinite useful life is not amortized, but instead tested for impairment annually or more frequently if events occur or circumstances change which would, more likely than not, reduce the fair value of a reporting unit below its carrying value.  In the Company’s case, there is only one reporting unit, therefore, fair value and carrying value used in the test are at the consolidated level.  Goodwill impairment is determined using a two-step process.  The first step is to identify if a potential impairment exists by comparing the Company’s fair value with its carrying amount, including goodwill.  If such fair value exceeds the carrying amount, the goodwill is not considered to have a potential impairment and the second step of the impairment test is not necessary.

During the second quarter of 2011, there was a significant decline in the Company’s earnings and, therefore, the market price of the Company’s stock.  These factors indicated potential impairment, thus requiring an interim impairment test.  Based on the testing performed, management determined that the Company’s fair value, including a reasonable control premium, exceeded the carrying value of assets (including goodwill) by approximately 35% as of July 30, 2011.  Accordingly, the second step of the impairment testing was not required and no impairment charges were recorded.  Due to the uncertainty of the Company’s future results, it is possible that goodwill could be impaired in future periods; however, the potential impairment charges are limited to the carrying value of goodwill on the condensed consolidated balance sheet, which was $1.4 million as of July 30, 2011.

8. Impairment of Long-Lived Assets

If facts and circumstances indicate that a long-lived asset may be impaired, the carrying value is reviewed. If this review indicates that the carrying value of the asset will not be recovered as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value.  Non-cash impairment losses related to leasehold improvements and fixtures and equipment at 21 underperforming stores totaled $1.6 million in the twenty-six and thirteen week periods ended July 30, 2011.  There were no impairment losses in the twenty-six and thirteen week periods ended July 31, 2010.  There are an additional 16 stores with asset carrying values totaling $1.6 million that will require close monitoring in future quarters due to having projected undiscounted cash flows that are just slightly above asset carrying values.  Impairment losses in the future are dependent on a number of factors such as site selection and general economic trends on a localized, regional or national basis, and thus could be significantly different from historical results. To the extent the Company’s estimates for net sales, gross profit and store expenses are not realized, future assessments of recoverability could result in additional impairment charges.

9. Revolving Line of Credit

The Company’s $20 million unsecured revolving credit facility with Bank of America has an expiration date of March 22, 2012.  The facility has an unused commitment fee ranging from 0.25% to 0.50%, dependent on the Company’s consolidated leverage ratio.  Loans under the facility bear interest at either (a) a rate equal to the highest of (i) the Federal Funds Rate plus 0.50%, (ii) LIBOR plus 1.0% and (iii) Bank of America’s prime rate, plus an applicable margin; or (b) a rate equal to LIBOR plus an applicable margin.  The applicable margin is dependent on the consolidated leverage ratio and ranges from 0.75% to 1.75% for loans bearing interest at the rate described under (a) above and from 1.75% to 2.75% for loans bearing interest at the rate described under (b) above. Under the terms of the credit facility, the payment of cash dividends is prohibited, and there is one financial covenant (consolidated leverage ratio), which was modified to provide the Company additional flexibility in the second quarter of 2011. The Company has had no borrowings under this facility and was in compliance with the financial covenant ratio as of July 30, 2011.

10. Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized.  Losses incurred during the second quarter of 2011 caused the Company to conclude that its ability to utilize certain tax credits in one state was no longer more likely than not, necessitating a charge to income tax expense and a reduction in deferred tax assets of $0.7 million in connection with the establishment of a valuation allowance.  This valuation allowance had an adverse impact on the effective income tax rate in the twenty-six and thirteen weeks ended July 30, 2011, which was partially offset by a decrease in the overall effective rate caused by other tax credits being higher as a percentage of pretax income as a result of the decline in pretax income.  Deferred tax assets as of July 30, 2011 still include the portion of such tax credits that are expected to be utilized in the future.  However, if operating results deteriorate in the future, these tax credits may also require a valuation allowance, which would result in a charge to income tax expense and a reduction in deferred tax assets of $0.5 million.

11. Other Long-Term Liabilities

The components of other long-term liabilities as of July 30, 2011 and January 29, 2011 are as follows (in thousands):

	July 30, 2011	January 29, 2011
Deferred rent	$4,127	$3,946
Tenant improvement allowances	5,452	4,848
Other	1,171	1,242
	$10,750	$10,036

12. Commitments and Contingencies

On August 12, 2011, the Company received a letter of determination from the U.S. Equal Employment Opportunity Commission (the “EEOC”) commencing a conciliation process regarding alleged discrimination against males by the Company in its hiring and promotion practices during the years 2004 through 2006.  In its letter of determination, the EEOC seeks recovery from the Company in the amount of $0.2 million on behalf of a former male employee and in the additional amount of $3.8 million in a settlement fund for a class of unidentified males who sought or considered seeking manager or assistant manager positions in the Company’s stores.  The EEOC also seeks certain undertakings by the Company with regard to its employment policies and procedures and a reporting obligation to the EEOC with respect to the Company’s compliance with these undertakings.

The Company has not received documentation or other information from the EEOC in support of its letter of determination and has engaged only in preliminary discussions with the EEOC regarding this matter.  It is only at the beginning stages of evaluating the EEOC’s claims and defenses to such claims.  Accordingly, the Company has also not yet determined whether it has liability with respect to this matter or the amount thereof.  The Company anticipates further discussions with the EEOC and will continue to evaluate the claim as well as potential defenses.  The Company is also evaluating other aspects of the conciliation process established by the EEOC and potential recourse outside that process, including possible liability insurance coverage with respect to the matter.  In light of the foregoing, it is not reasonably possible to estimate a range of loss with respect to this matter. Accordingly, no accrual for costs has been recorded, and the potential impact of this matter on the Company’s financial position, results of operations and cash flows cannot be determined at this time.

The Company from time to time is also involved in various other legal proceedings incidental to the conduct of its business, including claims by customers, employees or former employees.  While such litigation is subject to uncertainties and the outcome of any litigated matter is not predictable, the Company is not aware of any other legal proceedings pending or threatened against it that it expects to have a material adverse effect on its financial condition, results of operations or liquidity.

13. Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS,” which amends U.S. GAAP to conform with measurement and disclosure requirements in International Financial Reporting Standards (“IFRS”).  The amendments change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, and they include those that clarify the Board’s intent about the application of existing fair value measurement and disclosure requirements and those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  In addition, to improve consistency in application across jurisdictions, some changes in wording are necessary to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way (for example, using the word shall rather than should to describe the requirements in U.S. GAAP). The amendments in this standard are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011, which would be the first quarter of fiscal 2012 for the Company.  The Company does not believe ASU No. 2011-04 will have a significant impact on its consolidated financial statements.

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

The factors that may result in actual results differing from such forward-looking information include, but are not limited to: transportation and distribution delays or interruptions; changes in freight rates; the Company’s ability to negotiate effectively the cost and purchase of merchandise; inventory risks due to shifts in market demand; the Company’s ability to gauge fashion trends and changing consumer preferences; changes in consumer spending on apparel; changes in product mix; interruptions in suppliers’ businesses; a deterioration in general economic conditions, including the possibility of a prolonged period of limited economic growth in the United States, and conditions caused by acts of war or terrorism or other factors; temporary changes in demand due to weather patterns; seasonality of the Company’s business; delays associated with building, opening and operating new stores; delays associated with building, opening, expanding or converting new or existing distribution centers; and other factors described in the section titled “Item 1A. Risk Factors” and elsewhere in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011 and in Part II, “Item 1A. Risk Factors” and elsewhere in the Company’s Quarterly Reports on Form 10-Q and any amendments thereto and in the other documents the Company files with the SEC, including reports on Form 8-K.

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

Overview

We are a value-priced retailer of urban fashion apparel and accessories for the entire family. Our merchandise offerings are designed to appeal to the preferences of fashion conscious consumers, particularly African-Americans. We operated 482 stores in both urban and rural markets in 27 states as of July 30, 2011.

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

In addition to sales, we measure gross profit as a percentage of sales and store operating expenses, with a particular focus on labor, as a percentage of sales. These results translate into store level contribution, which we use to evaluate overall performance of each individual store. Finally, we monitor corporate expenses against budgeted amounts.  All of the statistics discussed above are critical components of earnings before interest, taxes, depreciation and amortization (“EBITDA”), which is considered our most important operating statistic, and Adjusted EBITDA (comprised of EBITDA plus non-cash asset impairment expense).  Although EBITDA and Adjusted EBITDA provide useful information on an operating cash flow basis, they are limited measures in that they exclude the impact of cash requirements for interest expense, income taxes and capital expenditures.  Therefore, EBITDA and Adjusted EBITDA should be used as supplements to results of operations and cash flows as reported under GAAP and should not be used as a singular measure of operating performance or as a substitute for GAAP results.  Provided below is a reconciliation of net income to EBITDA and to Adjusted EBITDA for the twenty-six and thirteen week periods ended July 30, 2011 and July 31, 2010:

	Twenty-Six Weeks Ended		Thirteen Weeks Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Net income (loss)	$2,062	$11,882	$(10,031)	$(567)

Plus:
Interest expense	10	9	6	5
Income tax expense	1,264	6,483	—	—
Depreciation and amortization	11,935	9,519	6,351	4,769

Less:
Interest income	(119)	(99)	(65)	(44)
Income tax benefit	—	—	(5,106)	(309)
Earnings (loss) before interest, taxes, depreciation and amortization	15,152	27,794	(8,845)	3,854

Asset impairment	1,609	—	1,609	—

Adjusted earnings (loss) before interest, taxes, depreciation and amortization	$16,761	$27,794	$(7,236)	$3,854

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

Twenty-Six Weeks Ended July 30, 2011 and July 31, 2010

Net Sales.  Net sales increased $9.0 million, or 2.9%, to $319.4 million in the twenty-six weeks ended July 30, 2011 from $310.4 million in the twenty-six weeks ended July 31, 2010.  The increase in net sales was due primarily to the opening of 60 new stores since last year’s second quarter, partially offset by an 8.9% decrease in comparable store sales and the effect of closing three stores since last year’s second quarter.  The decline in comparable store sales has resulted primarily from challenging economic conditions for our customer base, including high unemployment and a reduction in discretionary spending due to rising food and gasoline prices.  Comparable stores include locations that have been relocated or expanded. There were fifteen stores relocated or expanded since last year’s second quarter, all of which impacted comparable store sales. Sales in comparable relocated and expanded stores increased 3.8% in the first half of 2011, while sales in all other comparable stores decreased 9.7%.  The 8.9% overall decrease in comparable store sales was reflected in a 9.3% decline in customer transactions, partially offset by a slightly higher average ticket.  Comparable store sales changes by major merchandise class were as follows in the first half of 2011:  Accessories -1%; Home -3%; Children’s -8%; Women’s -9%; and Men’s -13%.

The new stores opened in 2010 and 2011, net of the closed stores, accounted for an increase of $35.5 million in total sales, while the 8.9% sales decrease in the 398 comparable stores totaled $26.5 million.

Gross Profit.  Gross profit decreased $2.2 million, or 1.8%, to $118.5 million in the first half of 2011 from $120.7 million in last year’s first half.  The decrease in gross profit is the result of a decline in the gross margin to 37.1% from 38.9% in last year’s first half, partially offset by the effect of the increase in total sales discussed above.  The decrease in gross margin was due primarily to a decline in the core merchandise margin (initial mark-up, net of markdowns) of 170 basis points, resulting from the need for clearance markdowns in the declining sales environment.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $8.9 million, or 9.6%, to $101.8 million in the first half of 2011 from $92.9 million in last year’s first half.  The increase in these expenses was due primarily to additional store level, distribution and corporate costs arising from the opening of 60 new stores since last year’s second quarter.  As a percentage of sales, selling, general and administrative expenses increased to 31.9% in the first half of fiscal 2011 from 29.9% in the first half of fiscal 2010, due primarily to the deleveraging effect on expenses as a percentage of sales when comparable store sales decline 8.9%.  In particular, rent, utilities and other occupancy expenses, which tend to be highly fixed in nature, increased 110 basis points as a percentage of sales, and payroll expenses, which have a sizable fixed component associated with store management and corporate overhead, increased 50 basis points as a percentage of sales.  The remaining 40 basis points of increase included 20 basis points ($0.6 million) related to expenses incurred in connection with closing the Savannah, Georgia distribution center and 20 basis points spread over numerous other categories of expense as a result of the comparable store sales deleverage described above.

Depreciation and Amortization.  Depreciation and amortization expense increased $2.4 million, or 25.4%, to $11.9 million in the first half of 2011 from $9.5 million in the first half of 2010, as the result of capital expenditures incurred for new and relocated/expanded stores and a new distribution center in Roland, Oklahoma.

Asset Impairment.  Impairment charges for property and equipment at certain underperforming stores totaled $1.6 million in the first half of 2011.  There were no such charges in the first half of 2010.

Income Tax Expense.  Income tax expense decreased $5.2 million, or 80.5%, to $1.3 million in this year’s first half from $6.5 million in the first half of 2010 due primarily to a decrease in pretax income, partially offset by an increase in the effective income tax rate to 38.0% from 35.3%.  The increase in the effective income tax rate was the result of a charge to income tax expense of $0.7 million related to the establishment of a valuation allowance for certain state tax credits that are no longer more likely than not to be utilized.  Excluding the impact of the valuation allowance, the effective income tax rate would have decreased in the first half of 2011 due to other tax credits being higher as a percentage of pretax income as a result of the decline in pretax income.

Net Income.  Net income decreased $9.8 million, or 82.6%, to $2.1 million in the first half of 2011 from $11.9 million in the first half of 2010 due to the factors discussed above.

Thirteen Weeks Ended July 30, 2011 and July 31, 2010

Net Sales.  Net sales increased $1.2 million, or 0.9%, to $130.2 million in the thirteen weeks ended July 30, 2011 from $129.0 million in the thirteen weeks ended July 31, 2010.  The increase in net sales was due primarily to the opening of 60 new stores since last year’s second quarter, partially offset by an 11.9% decrease in comparable store sales and the effect of closing three stores since last year’s second quarter.  The decline in comparable store sales has resulted primarily from challenging economic conditions for our customer base, including high unemployment and a reduction in discretionary spending due to rising food and gasoline prices.  Comparable stores include locations that have been relocated or expanded.  There were fifteen stores relocated or expanded since last year’s second quarter, all of which impacted comparable store sales.  Sales in comparable relocated and expanded stores increased 5.6% in the second quarter of 2011, while sales in all other comparable stores decreased 13.0%.  The 11.9% overall decrease in comparable store sales was due entirely to a decline in customer transactions, as the average ticket was flat with last year’s second quarter.   Comparable store sales changes by major merchandise class were as follows in the second quarter of 2011:  Home -2%; Accessories -5%; Children’s -11%; Women’s -11%; and Men’s -14%.

The new stores opened in 2010 and 2011, net of closed stores, accounted for an increase of $15.8 million in total sales, while the 11.9% sales decrease in the 398 comparable stores totaled $14.6 million.

Gross Profit.  Gross profit decreased $4.8 million, or 10.0%, to $43.5 million in the second quarter of 2011 from $48.3 million in last year’s second quarter.  The decrease in gross profit is the result of a decline in the gross margin to 33.4% from 37.4% in last year’s second quarter, partially offset by the effect of the increase in total sales discussed above.  The decrease in gross margin was due to a decline in the core merchandise margin (initial mark-up, net of markdowns) of 350 basis points, resulting from the need for clearance markdowns in the declining sales environment, and a 50 basis point increase in freight costs as a percentage of sales.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $6.3 million, or 14.1%, to $50.7 million in the second quarter of 2011 from $44.4 million in last year’s second quarter.  The increase in these expenses was due primarily to additional store level, distribution and corporate costs arising from the opening of 60 new stores since last year’s second quarter.  As a percentage of sales, selling, general and administrative expenses increased to 38.9% in the second quarter of fiscal 2011 from 34.4% in the second quarter of fiscal 2010, due primarily to the deleveraging effect on expenses as a percentage of sales when comparable store sales decline 11.9%.  In particular, rent, utilities and other occupancy expenses, which tend to be highly fixed in nature, increased 150 basis points as a percentage of sales, and payroll expenses, which have a sizable fixed component associated with store management and corporate overhead, increased 150 basis points as a percentage of sales.  The remaining 150 basis points of increase included 50 basis points ($0.6 million) related to expenses incurred in connection with closing the Savannah, Georgia distribution center and 100 basis points spread over numerous other categories of expense as a result of the comparable store sales deleverage described above.

Depreciation and Amortization.  Depreciation and amortization expense increased $1.6 million, or 33.2%, to $6.4 million in the second quarter of 2011 from $4.8 million in the second quarter of 2010, as the result of capital expenditures incurred for new and relocated/expanded stores and a new distribution center in Roland, Oklahoma.

Asset Impairment.  Impairment charges for property and equipment at certain underperforming stores totaled $1.6 million in the second quarter of 2011.  There were no such charges in the second quarter of 2010.

Income Tax Benefit.  Income tax benefit increased $4.8 million to $5.1 million in this year’s second quarter from $0.3 million in the second quarter of 2010 due to an increase in pretax loss, partially offset by a decrease in the effective income tax rate to 33.7% from 35.3%.  The decrease in the effective income tax rate was the result of a reduction in income tax benefit of $0.7 million related to the establishment of a valuation allowance for certain state tax credits that are no longer more likely than not to be utilized.  Excluding the impact of the valuation allowance, the effective income tax rate would have increased in the second quarter of 2011 due to other tax credits being higher as a percentage of pretax loss as a result of the increase in pretax loss.

Net Loss.  Net loss increased to $10.0 million in the second quarter of 2011 from $0.6 million in the second quarter of 2010 due to the factors discussed above.

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

Current Financial Condition. As of July 30, 2011, we had total cash and cash equivalents of $49.5 million compared with $69.2 million as of January 29, 2011. Inventory represented 39.5% of our total assets as of July 30, 2011.  Management’s ability to manage our inventory can have a significant impact on our cash flows from operations during a given interim period or fiscal year. In addition, inventory purchases can be seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise.  Total inventories at the end of the second quarter of 2011 were up $14.8 million, or 13.7%, compared to the second quarter of fiscal 2010, while store selling square footage increased 15.2% year-over-year as of the end of the quarter.

Cash Flows From Operating Activities. Net cash provided by operating activities was $13.5 million in the first twenty-six weeks of fiscal 2011 compared to $9.1 million in the same period of fiscal 2010.  The main source of cash provided during the first twenty-six weeks of fiscal 2011 was net income adjusted for noncash expenses such as depreciation and amortization, asset impairment, loss on disposal of property and equipment, deferred income taxes and stock-based compensation expense, totaling $17.5 million (compared to $22.6 million in the first twenty-six weeks of fiscal 2010).  Other significant sources of cash in the first twenty-six weeks of fiscal 2011 were (i) a $3.1 million increase in accrued expenses and other long-term liabilities (compared to $0.8 million in the first twenty-six weeks of fiscal 2010) due to the Company’s store growth and the timing of payments for various accrued expenses; (ii) a $1.8 million decrease in prepaid and other current assets (compared to $1.1 million in the first twenty-six weeks of fiscal 2010) due primarily to credit card receivables being seasonally lower at the end of the second quarter than at year end, because sales near the end of January are higher than at the end of July; and (iii) a $1.2 million increase in layaway deposits (compared to $1.3 million in the first twenty-six weeks of fiscal 2010) due to the seasonality of layaway transactions which are low at the end of January, because all balances have to be redeemed by customers or they are cancelled by the middle of December each year.  Significant uses of cash consisted primarily of a $6.4 million decrease in accounts payable (compared to $3.8 million in the first twenty-six weeks of fiscal 2010) due to a decline in inventory turns as evidenced by the 8.9% decrease in comparable store sales in the first half of fiscal 2011, and due to seasonality, as a larger portion of inventory is still included in accounts payable at the end of January than the end of July, because January inventory includes recent purchases for the upcoming spring season which are more significant than the recent purchases of merchandise in July for the upcoming back-to-school season.  In addition, uses of cash included a $2.9 million change in income tax receivable/payable (compared to $4.3 million in the first twenty-six weeks of fiscal 2010) due to the timing of quarterly estimated payments.

Cash Flows From Investing Activities. Cash used in investing activities was $33.4 million in the first twenty-six weeks of fiscal 2011 compared to cash provided of $11.8 million in the first twenty-six weeks of fiscal 2010.  Cash used for purchases of property and equipment totaled $23.2 million and $18.1 million in the first twenty-six weeks of fiscal 2011 and 2010, respectively.  Capital expenditures in the first twenty-six weeks of 2011 included the equipping of the new distribution center in Roland, Oklahoma, while the first twenty-six weeks of 2010 included the acquisition of the distribution center.  Other capital expenditures in the first twenty-six weeks of 2011 included 24 new stores, nine store relocations/expansions and ten store conversions to the new Citi Lights format.  In the first twenty-six weeks of 2010, other capital expenditures included 24 new stores and seven store relocations/expansions.  Investing activities in the first twenty-six weeks of 2011 and 2010, respectively, included $10.2 million of net purchases of investment securities and $29.9 million of net redemptions of investment securities.

Cash Flows From Financing Activities. Cash flows from financing activities were insignificant in the first twenty-six weeks of both fiscal 2011 and 2010.

Cash Requirements

Our principal sources of liquidity consist of: (i) cash and cash equivalents (which equaled $49.5 million as of July 30, 2011); (ii) short-term trade credit; (iii) cash generated from operations on an ongoing basis as we sell our merchandise inventory; and (iv) a $20 million revolving credit facility. Trade credit represents a significant source of financing for inventory purchases and arises from customary payment terms and trade practices with our vendors.  Historically, our principal liquidity requirements have been for working capital and capital expenditure needs.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of assets acquired.  Goodwill acquired in a purchase business combination and determined to have an indefinite useful life is not amortized, but instead tested for impairment annually or more frequently if events occur or circumstances change which would, more likely than not, reduce the fair value of a reporting unit below its carrying value.  In our case, there is only one reporting unit, therefore, fair value and carrying value used in the test are at the consolidated level.  Goodwill impairment is determined using a two-step process.  The first step is to identify if a potential impairment exists by comparing the Company’s fair value with its carrying amount, including goodwill.  If such fair value exceeds the carrying amount, the goodwill is not considered to have a potential impairment and the second step of the impairment test is not necessary.

During the second quarter of 2011, there was a significant decline in our earnings and, therefore, the market price of our stock.  These factors indicated potential impairment, thus requiring an interim impairment test.  Based on the testing performed, we determined that the Company’s fair value, including a reasonable control premium, exceeded the carrying value of assets (including goodwill) by approximately 35% as of July 30, 2011.  Accordingly, the second step of the impairment testing was not required and no impairment charges were recorded.  Due to the uncertainty of the Company’s future results, it is possible that goodwill could be impaired in future periods; however, the potential impairment charges are limited to the carrying value of goodwill on the condensed consolidated balance sheet, which was $1.4 million as of July 30, 2011.

Impairment of Long-Lived Assets

If facts and circumstances indicate that a long-lived asset may be impaired, the carrying value is reviewed. If this review indicates that the carrying value of the asset will not be recovered as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value.  Non-cash impairment losses related to leasehold improvements and fixtures and equipment at 21 underperforming stores totaled $1.6 million in the twenty-six and thirteen week periods ended July 30, 2011.  There were no impairment losses in the twenty-six and thirteen week periods ended July 31, 2010.  There are an additional 16 stores with asset carrying values totaling $1.6 million that will require close monitoring in future quarters due to having projected undiscounted cash flows that are just slightly above asset carrying values.  Impairment losses in the future are dependent on a number of factors such as site selection and general economic trends on a localized, regional or national basis, and thus could be significantly different from historical results. To the extent our estimates for net sales, gross profit and store expenses are not realized, future assessments of recoverability could result in additional impairment charges.

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of our deferred tax assets will not be realized.  Losses incurred during the second quarter of 2011 caused us to conclude that our ability to utilize certain tax credits in one state was no longer more likely than not, necessitating a charge to income tax expense and a reduction in deferred tax assets of $0.7 million in connection with the establishment of a valuation allowance.  Deferred tax assets as of July 30, 2011 still include the portion of such tax credits that are expected to be utilized in the future.  However, if operating results deteriorate in the future, these tax credits may also require a valuation allowance, which would result in a charge to income tax expense and a reduction in deferred tax assets of $0.5 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risk during the twenty-six weeks ended July 30, 2011 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended January 29, 2011.

Item 4. Controls and Procedures.

We have carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 30, 2011 pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer each concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information has been accumulated and communicated to our management, including the officers who certify our financial reports, as appropriate, to allow timely decisions regarding the required disclosures.

Our disclosure controls and procedures are designed to provide reasonable assurance that the controls and procedures will meet their objectives. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended July 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

On August 12, 2011, we received a letter of determination from the U.S. Equal Employment Opportunity Commission (the “EEOC”) commencing a conciliation process regarding alleged discrimination against males by us in our hiring and promotion practices during the years 2004 through 2006.  In its letter of determination, the EEOC seeks recovery in the amount of $0.2 million on behalf of a former male employee and in the additional amount of $3.8 million in a settlement fund for a class of unidentified males who sought or considered seeking manager or assistant manager positions in our stores.  The EEOC also seeks certain undertakings by us with regard to its employment policies and procedures and a reporting obligation to the EEOC with respect to our compliance with these undertakings.

We have not received documentation or other information from the EEOC in support of its letter of determination and have engaged only in preliminary discussions with the EEOC regarding this matter.  We are only at the beginning stages of our evaluation of the EEOC’s claims and defenses to such claims.  Accordingly, we have also not yet determined whether we have liability with respect to this matter or the amount thereof.  We anticipate further discussions with the EEOC and will continue to evaluate the claim as well as potential defenses.  We are also evaluating other aspects of the conciliation process established by the EEOC and potential recourse outside that process, including possible liability insurance coverage with respect to the matter.  In light of the foregoing, it is not reasonably possible to estimate a range of loss with respect to this matter. Accordingly, no accrual for costs has been recorded, and the potential impact of this matter on our financial position, results of operations and cash flows cannot be determined at this time.

We are from time to time also involved in various other legal proceedings incidental to the conduct of our business, including claims by customers, employees or former employees.  While such litigation is subject to uncertainties and the outcome of any litigated matter is not predictable, we are not aware of any other legal proceedings pending or threatened against us that we expect to have a material adverse effect on our financial condition, results of operations or liquidity.

Item 1A. Risk Factors.

There are no material changes to the Risk Factors described under the section “ITEM 1A. RISK FACTORS” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. (Removed and Reserved).

Item 5. Other Information.

Not applicable.

Item  6. Exhibits.

10.1	Third Amendment to Credit Agreement, dated as of July 27, 2011, by and between Citi Trends, Inc. and Bank of America, N.A.*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.* †

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

Date: August 26, 2011

	By:	/s/ Bruce D. Smith
	Name:	Bruce D. Smith
	Title:	Executive Vice President, Chief Financial Officer and Secretary