Form 10-Q
period 2011-10-29
Citi Trends Inc
filed 2011-12-06
CIK 1318484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2011

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

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 17, 2011
Common Stock, $.01 par value	14,946,207 shares

CITI TRENDS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Citi Trends, Inc.

Condensed Consolidated Balance Sheets

October 29, 2011 and January 29, 2011

(Unaudited)

(in thousands, except share data)

	October 29,	January 29,
	2011	2011
Assets
Current assets:
Cash and cash equivalents	$33,225	$69,231
Short-term investment securities	—	586
Inventory	127,156	121,432
Prepaid and other current assets	12,448	11,238
Income tax receivable	9,573	524
Deferred tax asset	5,815	4,907
Assets held for sale	1,415	—
Total current assets	189,632	207,918
Property and equipment, net of accumulated depreciation and amortization of $112,314 and $94,630 as of October 29, 2011 and January 29, 2011, respectively	95,369	85,299
Long-term investment securities	19,760	9,205
Goodwill	1,371	1,371
Deferred tax asset	1,100	2,001
Other assets	837	608
Total assets	$308,069	$306,402
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$64,120	$67,934
Accrued expenses	16,206	14,587
Accrued compensation	8,920	8,597
Layaway deposits	3,363	444
Total current liabilities	92,609	91,562
Other long-term liabilities	12,974	10,036
Total liabilities	105,583	101,598
Stockholders’ equity:
Common stock, $0.01 par value. Authorized 32,000,000 shares; 15,074,355 shares issued as of October 29, 2011 and 14,989,535 shares issued as of January 29, 2011; 14,908,605 shares outstanding as of October 29, 2011 and 14,823,785 outstanding as of January 29, 2011	148	147
Paid-in-capital	79,356	76,976
Retained earnings	123,147	127,846
Treasury stock, at cost; 165,750 shares as of October 29, 2011 and January 29, 2011	(165)	(165)
Total stockholders’ equity	202,486	204,804
Commitments and contingencies (note 12)
Total liabilities and stockholders’ equity	$308,069	$306,402

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Operations

Thirty-Nine Weeks Ended October 29, 2011 and October 30, 2010

(Unaudited)

(in thousands, except per share data)

	Thirty-Nine Weeks Ended
	October 29,	October 30,
	2011	2010
Net sales	$462,468	$450,485
Cost of sales	295,789	278,134
Gross profit	166,679	172,351
Selling, general and administrative expenses	154,819	140,119
Depreciation and amortization	18,389	14,653
Asset impairment	2,305	190
(Loss) income from operations	(8,834)	17,389
Interest income	180	140
Interest expense	(27)	(17)
(Loss) income before income tax (benefit) expense	(8,681)	17,512
Income tax (benefit) expense	(3,982)	6,024
Net (loss) income	$(4,699)	$11,488

Basic net (loss) income per common share	$(0.32)	$0.79
Diluted net (loss) income per common share	$(0.32)	$0.79

Weighted average number of shares outstanding
Basic	14,584	14,497
Diluted	14,584	14,518

Citi Trends, Inc.

Condensed Consolidated Statements of Operations

Thirteen Weeks Ended October 29, 2011 and October 30, 2010

(Unaudited)

(in thousands, except per share data)

	Thirteen Weeks Ended
	October 29,	October 30,
	2011	2010
Net sales	$143,067	$140,037
Cost of sales	94,909	88,356
Gross profit	48,158	51,681
Selling, general and administrative expenses	53,059	47,243
Depreciation and amortization	6,454	5,134
Asset impairment	696	190
Loss from operations	(12,051)	(886)
Interest income	61	41
Interest expense	(17)	(8)
Loss before income tax benefit	(12,007)	(853)
Income tax benefit	(5,246)	(459)
Net loss	$(6,761)	$(394)

Basic net loss per common share	$(0.46)	$(0.03)
Diluted net loss per common share	$(0.46)	$(0.03)

Weighted average number of shares outstanding
Basic	14,602	14,519
Diluted	14,602	14,519

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Cash Flows

Thirty-Nine Weeks Ended October 29, 2011 and October 30, 2010

(Unaudited)

(in thousands)

	Thirty-Nine Weeks Ended
	October 29,	October 30,
	2011	2010
Operating activities:
Net (loss) income	$(4,699)	$11,488
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	18,389	14,653
Asset impairment	2,305	190
Loss on disposal of property and equipment	267	—
Gain on insurance claims	—	(383)
Deferred income taxes	(7)	(886)
Noncash stock-based compensation expense	2,192	2,352
Excess tax benefits from stock-based payment arrangements	(860)	(1,522)
Changes in assets and liabilities:
Inventory	(5,724)	(14,399)
Prepaid and other current assets	(1,210)	(266)
Other assets	(229)	(75)
Accounts payable	(3,814)	(1,351)
Accrued expenses and other long-term liabilities	5,877	1,795
Accrued compensation	323	(1,104)
Income tax receivable/payable	(8,189)	(6,763)
Layaway deposits	2,919	2,555
Net cash provided by operating activities	7,540	6,284
Investing activities:
Sales/redemptions of investment securities	1,080	33,025
Purchases of investment securities	(11,049)	(4,752)
Purchases of property and equipment	(33,766)	(28,648)
Net cash used in investing activities	(43,735)	(375)
Financing activities:
Excess tax benefits from stock-based payment arrangements	860	1,522
Proceeds from the exercise of stock options	23	224
Cash used to settle withholding taxes on the vesting of nonvested restricted stock	(694)	(1,016)
Net cash provided by financing activities	189	730
Net (decrease) increase in cash and cash equivalents	(36,006)	6,639
Cash and cash equivalents:
Beginning of period	69,231	62,993
End of period	$33,225	$69,632

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$4,214	$13,673
Supplemental disclosures of noncash investing activities:
Receivable for insurance proceeds on property and equipment	$—	$(674)
Decrease in accrual for purchases of property and equipment	$(1,320)	$(426)

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
October 29, 2011

1. Basis of Presentation

Citi Trends, Inc. and its subsidiary (the “Company”) operate as a value-priced retailer of urban fashion apparel and accessories for the entire family.  As of October 29, 2011, the Company operated 507 stores in 28 states.

The condensed consolidated balance sheet as of October 29, 2011, the condensed consolidated statements of operations for the thirty-nine and thirteen-week periods ended October 29, 2011 and October 30, 2010, and the condensed consolidated statements of cash flows for the thirty-nine week periods ended October 29, 2011 and October 30, 2010 have been prepared by the Company without audit. The condensed consolidated balance sheet as of January 29, 2011 has been derived from the audited financial statements as of that date, but does not include all required year end disclosures.  In the opinion of management, such statements include all adjustments considered necessary to present fairly the Company’s financial position as of October 29, 2011 and January 29, 2011, and its results of operations and cash flows for all periods presented.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended January 29, 2011.

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  Operating results for the interim periods ended October 29, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending January 28, 2012.

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

4. Earnings per Share

Basic earnings per common share amounts are calculated using the weighted average number of common shares outstanding for the period. Diluted earnings per common share amounts are calculated using the weighted average number of common shares outstanding plus the additional dilution for all potentially dilutive securities, such as nonvested restricted stock and stock options.  During loss periods, diluted loss per share amounts are based on the weighted average number of common shares outstanding because the inclusion of common stock equivalents would be antidilutive.

The dilutive effect of stock-based compensation arrangements is accounted for using the treasury stock method.  This method assumes that the proceeds the Company receives from the exercise of stock options are used to repurchase common shares in the market.  The Company includes as assumed proceeds the amount of compensation cost attributed to future services and not yet recognized, and the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of outstanding options and vesting of nonvested restricted stock.  For the thirty-nine weeks ended October 29, 2011 and October 30, 2010, there were 52,000 and 54,000 options outstanding, respectively, to purchase shares of common stock excluded from the calculation of diluted earnings per share because of antidilution.   For the thirteen weeks ended October 29, 2011 and October 30, 2010, there were 57,000 and 53,000 options outstanding, respectively, to purchase shares of common stock excluded from the calculation of diluted earnings per share because of antidilution.

The following tables provide a reconciliation of the average number of common shares outstanding used to calculate basic earnings per share to the number of common shares and common stock equivalents outstanding used in calculating diluted earnings per share for the thirty-nine and thirteen week periods ended October 29, 2011 and October 30, 2010.  There were no common stock equivalents used in the calculations for the thirty-nine and thirteen week periods ended October 29, 2011 or the thirteen weeks ended October 30, 2010 due to losses during these periods:

	Thirty-Nine Weeks Ended
	October 29, 2011	October 30, 2010
Average number of common shares outstanding	14,583,804	14,496,916
Incremental shares from assumed exercises of stock options	—	18,249
Incremental shares from assumed vesting of nonvested restricted stock	—	2,715
Average number of common shares and common stock equivalents outstanding	14,583,804	14,517,880

	Thirteen Weeks Ended
	October 29, 2011	October 30, 2010
Average number of common shares outstanding	14,601,544	14,518,605
Incremental shares from assumed exercises of stock options	—	—
Incremental shares from assumed vesting of nonvested restricted stock	—	—
Average number of common shares outstanding	14,601,544	14,518,605

5. Closure of Distribution Center

The Company closed its distribution center in Savannah, Georgia in June 2011.  A real estate broker has been engaged to sell the Savannah land and building; accordingly, the net book value of the related assets has been classified as assets held for sale in the October 29, 2011 condensed consolidated balance sheet.  The closure of the distribution center required the Company to test the asset for potential impairment.  We evaluated the fair value of the distribution center, including estimates by real estate brokers, and determined that estimated fair value is in excess of the $1.4 million net book value, therefore, no impairment charge is necessary.

In connection with the closure of the distribution center, the Company incurred $0.6 million of expenses in the second quarter of 2011, and such amount has been recorded in selling, general and administrative expenses within the condensed consolidated statement of operations for the thirty-nine week period ended October 29, 2011.

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

As of October 29, 2011, the Company’s investment securities are classified as held-to-maturity since the Company has the intent and ability to hold the investments to maturity. Such securities are carried at amortized cost plus accrued interest and consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Long-term:
Obligations of the U. S. Treasury (Level 1)	$4,984	$74	$—	$5,058
Obligations of states and municipalities (Level 2)	1,828	13	—	1,841
Bank certificates of deposit (Level 2)	12,948	—	1	12,947
	$19,760	$87	$1	$19,846

The amortized cost and fair market value of investment securities as of October 29, 2011 by contractual maturity are as follows (in thousands):

	Amortized Cost	Fair Market Value
Mature in one year or less	$—	$—
Mature after one year through five years	19,760	19,846
	$19,760	$19,846

As of January 29, 2011, the Company’s investment securities were classified as held to maturity and consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Obligations of states and municipalities (Level 2)	$586	$—	$—	$586
Long-term:
Obligations of the U. S. Treasury (Level 1)	$4,978	$14	$—	$4,992
Bank certificates of deposit (Level 2)	4,227	—	—	4,227
	$9,205	$14	$—	$9,219

The amortized cost and fair market value of investment securities as of January 29, 2011 by contractual maturity were as follows (in thousands):

	Amortized Cost	Fair Market Value
Mature in one year or less	$586	$586
Mature after one year through five years	9,205	9,219
	$9,791	$9,805

There were no changes among the levels in the thirty-nine week periods ended October 29, 2011 and October 30, 2010.

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

During 2011, there has been a significant decline in the Company’s earnings and, therefore, the market price of the Company’s stock.  These factors indicated potential impairment, thus requiring an interim impairment test.  Based on the testing performed, management determined that the Company’s fair value, including a reasonable control premium, exceeded the carrying value of assets (including goodwill) by approximately 17% as of October 29, 2011.  Accordingly, the second step of the impairment testing was not required and no impairment charges were recorded.  Due to the uncertainty of the Company’s future results, it is possible that goodwill could be impaired in future periods; however, the potential impairment charges are limited to the carrying value of goodwill on the condensed consolidated balance sheet, which was $1.4 million as of October 29, 2011.

8. Impairment of Long-Lived Assets

If facts and circumstances indicate that a long-lived asset may be impaired, the carrying value is reviewed. If this review indicates that the carrying value of the asset will not be recovered as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value.  Non-cash impairment losses related to leasehold improvements and fixtures and equipment at 30 underperforming stores totaled $2.3 million in the thirty-nine weeks ended October 29, 2011, including $0.7 million in the thirteen weeks ended October 29, 2011 related to nine stores.  Impairment losses totaled $0.2 million in the thirty-nine and thirteen week periods ended October 30, 2010.  There are an additional 25 stores with asset carrying values totaling $4.3 million that will require close monitoring in future quarters.  Impairment losses in the future are dependent on a number of factors such as site selection and general economic trends on a localized, regional or national basis, and thus could be significantly different from historical results. To the extent the Company’s estimates for net sales, gross profit and store expenses are not realized, future assessments of recoverability could result in additional impairment charges.

9. Revolving Line of Credit

On October 27, 2011, the Company entered into a new, five-year, $50 million credit facility with Bank of America to replace its prior $20 million credit facility.  The new facility includes a $25 million uncommitted “accordion” feature that under certain circumstances could allow the Company to increase the size of the facility to $75 million.  Borrowings, if any, under the new facility will bear interest (a) for LIBOR Rate Loans, at LIBOR plus 1.5%, or (b) for Base Rate Loans, at a rate equal to the highest of (i) the prime rate plus 0.5%, (ii) the Federal Funds Rate plus 1.0%, or (iii) LIBOR plus 1.5%.  The new facility is secured by the Company’s inventory, accounts receivable and related assets, but not its real estate, fixtures and equipment, and it contains one financial covenant, a fixed charge coverage ratio, which is applicable and tested only in certain circumstances. The facility has an unused commitment fee of 0.25% and permits the payment of cash dividends subject to certain limitations.  The Company has had no borrowings under either the new or prior facility.

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

Companies are required to apply their estimated full-year tax rate on a year-to-date basis in each interim period.  However, if the estimated full-year tax rate is not reliably predictable, it should not be applied to interim financial results.  In the Company’s case, a small change in the current year’s pretax earnings/losses would result in a material change in the estimated annual effective rate, producing significant variations in the customary relationship between income tax expense and pretax accounting income in interim periods.  Accordingly, the Company recorded tax expense for the interim periods of 2011 based on the actual year-to-date results.  The effective income tax rate for the thirty-nine weeks ended October 29, 2011 includes the benefit of various tax credits, partially offset by the aforementioned valuation allowance for state tax credits.  Deferred tax assets as of October 29, 2011 still include the portion of state tax credits that are expected to be utilized in the future.  However, if operating results deteriorate in the future, these tax credits may also require a valuation allowance, which would result in a charge to income tax expense and a reduction in deferred tax assets of $0.5 million.

11. Other Long-Term Liabilities

The components of other long-term liabilities as of October 29, 2011 and January 29, 2011 are as follows (in thousands):

	October 29, 2011	January 29, 2011
Deferred rent	$4,515	$3,946
Tenant improvement allowances	7,363	4,848
Other	1,096	1,242
	$12,974	$10,036

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

The Company has not received documentation or other information from the EEOC in support of its letter of determination, but has undertaken its own preliminary internal analysis of the EEOC’s claims and defenses to such claims and has had initial discussions with the EEOC in that regard.  The Company anticipates further discussions with the EEOC and will continue to evaluate the claim as well as potential defenses.  The Company has considered the possibility of reaching a satisfactory conciliation agreement with the EEOC and the individual claimant, and has proposed economic and non-economic terms that might form the basis of such an agreement, including a total economic settlement offer of $0.4 million.  The Company is also evaluating other aspects of the conciliation process established by the EEOC and potential recourse outside that process, including possible liability insurance coverage with respect to the matter.

The Company from time to time is also involved in various other legal proceedings incidental to the conduct of its business, including claims by customers, employees or former employees.  Once it becomes probable that the Company will incur costs in connection with a legal proceeding and such costs can be reasonably estimated, it establishes appropriate reserves. While legal proceedings are subject to uncertainties and the outcome of any such matter is not predictable, the Company is not aware of any legal proceedings pending or threatened against it that it expects to have a material adverse effect on its financial condition, results of operations or liquidity.

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

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles-Goodwill and Other,” which is intended to simplify goodwill impairment testing by adding a qualitative review step to assess whether the required quantitative impairment analysis that exists today is necessary.  ASU No. 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value.  If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test.  Otherwise, the two-step goodwill impairment test is not required.  Additionally, an entity has the option to bypass the qualitative assessment in any period and proceed directly to performing the first step of the two-step goodwill impairment test.  An entity may resume performing the qualitative assessment in any subsequent period.  ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued.  The Company does not expect the adoption of ASU No. 2011-08 to have a material impact on its consolidated financial statements.

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

The factors that may result in actual results differing from such forward-looking information include, but are not limited to: transportation and distribution delays or interruptions; changes in freight rates; the Company’s ability to negotiate effectively the cost and purchase of merchandise; inventory risks due to shifts in market demand; the Company’s ability to gauge fashion trends and changing consumer preferences; changes in consumer spending on apparel; changes in product mix; interruptions in suppliers’ businesses; a deterioration in general economic conditions, including the possibility of a prolonged period of limited economic growth in the United States, and conditions caused by acts of war or terrorism or other factors; temporary changes in demand due to weather patterns; seasonality of the Company’s business; delays associated with building, opening and operating new stores; delays associated with building, opening or expanding new or existing distribution centers; and other factors described in the section titled “Item 1A. Risk Factors” and elsewhere in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011 and in Part II, “Item 1A. Risk Factors” and elsewhere in the Company’s Quarterly Reports on Form 10-Q and any amendments thereto and in the other documents the Company files with the SEC, including reports on Form 8-K.

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

Overview

We are a value-priced retailer of urban fashion apparel and accessories for the entire family. Our merchandise offerings are designed to appeal to the preferences of fashion conscious consumers, particularly African-Americans. We operated 507 stores in both urban and rural markets in 28 states as of October 29, 2011.

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

In addition to sales, we measure gross profit as a percentage of sales and store operating expenses, with a particular focus on labor, as a percentage of sales. These results translate into store level contribution, which we use to evaluate overall performance of each individual store. Finally, we monitor corporate expenses against budgeted amounts.  All of the statistics discussed above are critical components of earnings before interest, taxes, depreciation and amortization (“EBITDA”), which is considered our most important operating statistic and is, therefore, the key financial metric used to determine annual cash incentives for our named executive officers and certain other levels of management.  EBITDA is considered to be an important statistic because it provides greater transparency into our operating results and is a supplemental measure that is useful to investors, institutional lenders and management.  Adjusted EBITDA is considered important for the same reasons as mentioned above for EBITDA, as it is comprised of EBITDA plus impairment charges, a non-cash expense similar in certain respects to depreciation and amortization.

Although EBITDA and Adjusted EBITDA provide useful information regarding operating results and operating cash flow, they are limited measures in that they exclude the impact of cash requirements for interest expense, income taxes and capital expenditures.  Therefore, EBITDA and Adjusted EBITDA should be used as supplements to results of operations and cash flows as reported under GAAP and should not be used as a singular measure of operating performance or as a substitute for GAAP results.  Provided below is a reconciliation of net income to EBITDA and to Adjusted EBITDA for the thirty-nine and thirteen week periods ended October 29, 2011 and October 30, 2010:

	Thirty-Nine Weeks Ended		Thirteen Weeks Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Net (loss) income	$(4,699)	$11,488	$(6,761)	$(394)

Plus:
Interest expense	27	17	17	8
Income tax expense	—	6,024	—	—
Depreciation and amortization	18,389	14,653	6,454	5,134

Less:
Interest income	(180)	(140)	(61)	(41)
Income tax benefit	(3,982)	—	(5,246)	(459)
(Loss) earnings before interest, taxes, depreciation and amortization	9,555	32,042	(5,597)	4,248

Asset impairment	2,305	190	696	190

Adjusted (loss) earnings before interest, taxes, depreciation and amortization	$11,860	$32,232	$(4,901)	$4,438

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

Thirty-nine Weeks Ended October 29, 2011 and October 30, 2010

Net Sales.  Net sales increased $12.0 million, or 2.7%, to $462.5 million in the thirty-nine weeks ended October 29, 2011 from $450.5 million in the thirty-nine weeks ended October 30, 2010.  The increase in net sales was due primarily to the opening of 53 new stores since last year’s third quarter, partially offset by a 9.1% decrease in comparable store sales and the effect of closing four stores since last year’s third quarter.  The decline in comparable store sales has resulted primarily from a weakness in sales of recognized national brands and challenging economic conditions for our customer base, including high unemployment and a reduction in discretionary spending due to rising food and gasoline prices.  Comparable stores include locations that have been relocated or expanded. There were fourteen stores relocated or expanded since last year’s third quarter, all of which impacted comparable store sales. Sales in comparable relocated and expanded stores increased 1.8% in the first thirty-nine weeks of 2011, while sales in all other comparable stores decreased 9.9%.  The 9.1% overall decrease in comparable store sales was reflected entirely in a decline in customer transactions, as the average ticket was slightly higher.  Comparable store sales changes by major merchandise class were as follows in the first thirty-nine weeks of 2011:  Accessories 0%; Home -2%; Children’s -8%; Women’s -10%; and Men’s -13%.

The new stores opened in 2010 and 2011, net of the closed stores, accounted for an increase of $50.4 million in total sales, while the 9.1% sales decrease in the 397 comparable stores totaled $38.4 million.

Gross Profit.  Gross profit decreased $5.7 million, or 3.3%, to $166.7 million in the first thirty-nine weeks of 2011 from $172.4 million in last year’s first thirty-nine weeks.  The decrease in gross profit is the result of a decline in the gross margin to 36.0% from 38.3% in last year’s first thirty-nine weeks, partially offset by the effect of the increase in total sales discussed above.  The decrease in gross margin was due primarily to a decline in the core merchandise margin (initial mark-up, net of markdowns) of 210 basis points, resulting from the need for clearance markdowns in the declining sales environment.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $14.7 million, or 10.5%, to $154.8 million in the first thirty-nine weeks of 2011 from $140.1 million in last year’s first thirty-nine weeks.  The increase in these expenses was due primarily to additional store level, distribution and corporate costs arising from the opening of 53 new stores since last year’s third quarter.  As a percentage of sales, selling, general and administrative expenses increased to 33.5% in the first thirty-nine weeks of fiscal 2011 from 31.1% in the first thirty-nine weeks of fiscal 2010, due primarily to the deleveraging effect on expenses as a percentage of sales when comparable store sales decline 9.1%.  In particular, rent, utilities and other occupancy expenses, which tend to be highly fixed in nature, increased 110 basis points as a percentage of sales, and payroll expenses, which have a sizable fixed component associated with store management and corporate overhead, increased 40 basis points as a percentage of sales.  The remaining 90 basis points of increase included 30 basis points ($1.2 million) associated with severance expense, primarily related to the elimination of 40 positions in our corporate offices, distribution centers and store organization, 10 basis points ($0.6 million) related to expenses incurred in connection with closing the Savannah, Georgia distribution center and 40 basis points spread over numerous other categories of expense as a result of the comparable store sales deleverage described above.

Depreciation and Amortization.  Depreciation and amortization expense increased $3.7 million, or 25.5%, to $18.4 million in the first thirty-nine weeks of 2011 from $14.7 million in the first thirty-nine weeks of 2010, as the result of capital expenditures incurred for a new distribution center in Roland, Oklahoma and for stores that are new or were converted to the new Citi Lights concept, relocated or expanded.

Asset Impairment.  Impairment charges for property and equipment at certain underperforming stores totaled $2.3 million and $0.2 million in the first thirty-nine weeks of 2011 and 2010, respectively.  The year-over-year increase was a result of the decline in sales and gross margin as discussed above.

Income Tax (Benefit) Expense.  Income tax benefit was $4.0 million in this year’s first thirty-nine weeks, while income tax expense was $6.0 million in the same period of 2010, with the change due primarily to having a pretax loss this year and pretax income last year.  The effective income tax rate was 45.9% in the first thirty-nine weeks of 2011 compared with 34.4% last year because income tax credits have the effect of increasing income tax benefit and decreasing income tax expense.  The effective rate on this year’s benefit would have been even higher from such credits if not for a second quarter charge of $0.7 million related to the establishment of a valuation allowance for certain state tax credits that are no longer more likely than not to be utilized.

Net (Loss) Income.  Net loss was $4.7 million in the thirty-nine weeks ended October 29, 2011, while net income was $11.5 million in the thirty-nine weeks ended October 30, 2010, due to the factors discussed above.

Thirteen Weeks Ended October 29, 2011 and October 30, 2010

Net Sales.  Net sales increased $3.1 million, or 2.2%, to $143.1 million in the thirteen weeks ended October 29, 2011 from $140.0 million in the thirteen weeks ended October 30, 2010.  The increase in net sales was due primarily to the opening of 53 new stores since last year’s third quarter, partially offset by a 9.3% decrease in comparable store sales and the effect of closing four stores since last year’s third quarter.  The decline in comparable store sales has resulted primarily from a weakness in sales of recognized national brands and challenging economic conditions for our customer base, including high unemployment and a reduction in discretionary spending due to rising food and gasoline prices.  Comparable stores include locations that have been relocated or expanded.  There were fourteen stores relocated or expanded since last year’s third quarter, all of which impacted comparable store sales.  Sales in comparable relocated and expanded stores increased 1.4% in the third quarter of 2011, while sales in all other comparable stores decreased 10.2%.  The 9.3% overall decrease in comparable store sales was reflected almost entirely in a decline in customer transactions, as the average ticket was down only 1% compared with last year’s third quarter.   Comparable store sales changes by major merchandise class were as follows in the third quarter of 2011:  Home +3%; Accessories +1%; Children’s -8%; Women’s -11%; and Men’s -13%.

The new stores opened in 2010 and 2011, net of closed stores, accounted for an increase of $14.9 million in total sales, while the 9.3% sales decrease in the 397 comparable stores totaled $11.8 million.

Gross Profit.  Gross profit decreased $3.5 million, or 6.8%, to $48.2 million in the third quarter of 2011 from $51.7 million in last year’s third quarter.  The decrease in gross profit is the result of a decline in the gross margin to 33.7% from 36.9% in last year’s third quarter, partially offset by the effect of the increase in total sales discussed above.  The decrease in gross margin was due primarily to a decline in the core merchandise margin (initial mark-up, net of markdowns) of 290 basis points, resulting from the need for clearance markdowns in the declining sales environment.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $5.9 million, or 12.3%, to $53.1 million in the third quarter of 2011 from $47.2 million in last year’s third quarter.  The increase in these expenses was due primarily to additional store level, distribution and corporate costs arising from the opening of 53 new stores since last year’s third quarter.  As a percentage of sales, selling, general and administrative expenses increased to 37.1% in the third quarter of fiscal 2011 from 33.7% in the third quarter of fiscal 2010, due primarily to the deleveraging effect on expenses as a percentage of sales when comparable store sales decline 9.3%.  In particular, rent, utilities and other occupancy expenses, which tend to be highly fixed in nature, increased 140 basis points as a percentage of sales.  Severance expense, primarily related to the elimination of 40 positions in our corporate offices, distribution centers and store organization, caused a 90 basis point increase ($1.2 million) in expense as a percentage of sales.  The remaining 110 basis points of increase included payroll expense, which has a sizable fixed component associated with store management and corporate overhead, and numerous other categories of expense as a result of the comparable store sales deleverage described above.

Depreciation and Amortization.  Depreciation and amortization expense increased $1.4 million, or 25.7%, to $6.5 million in the third quarter of 2011 from $5.1 million in the third quarter of 2010, as the result of capital expenditures incurred for a new distribution center in Roland, Oklahoma and for stores that are new or were converted to the new Citi Lights concept, relocated or expanded.

Asset Impairment.  Impairment charges for property and equipment at certain underperforming stores totaled $0.7 million and $0.2 million in the third quarter of 2011 and 2010, respectively.  The year-over-year increase was a result of the decline in sales and gross margin as discussed above.

Income Tax Benefit.  Income tax benefit increased $4.7 million to $5.2 million in this year’s third quarter from $0.5 million in the third quarter of 2010 due primarily to an increase in pretax loss.

Net Loss.  Net loss increased to $6.8 million in the third quarter of 2011 from $0.4 million in the third quarter of 2010 due to the factors discussed above.

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

Current Financial Condition. As of October 29, 2011, we had total cash and cash equivalents of $33.2 million compared with $69.2 million as of January 29, 2011. Inventory represented 41.3% of our total assets as of October 29, 2011.  Management’s ability to manage our inventory can have a significant impact on our cash flows from operations during a given interim period or fiscal year. In addition, inventory purchases can be seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise.  Total inventories at the end of the third quarter of 2011 were up $11.9 million, or 10.3%, compared to the third quarter of fiscal 2010, while store selling square footage increased 11.8% year-over-year as of the end of the quarter.

Cash Flows From Operating Activities. Net cash provided by operating activities was $7.5 million in the first thirty-nine weeks of fiscal 2011 compared to $6.3 million in the same period of fiscal 2010.  The main source of cash provided during the first thirty-nine weeks of fiscal 2011 was net income adjusted for noncash expenses such as depreciation and amortization, asset impairment, loss on disposal of property and equipment, deferred income taxes and stock-based compensation expense, totaling $18.4 million (compared to $27.8 million in the first thirty-nine weeks of fiscal 2010).  Other significant sources of cash in the first thirty-nine weeks of fiscal 2011 were (1) a $5.9 million increase in accrued expenses and other long-term liabilities (compared to $1.8 million in the first thirty-nine weeks of fiscal 2010) due, in the case of accrued expenses, to our store growth and, in the case of other long-term liabilities, to our increasing tendency to take responsibility for the leasehold improvements in new stores in return for tenant improvement reimbursements from landlords; and (2) a $2.9 million increase in layaway deposits (compared to $2.6 million in the first thirty-nine weeks of fiscal 2010) due to the seasonality of layaway transactions which are low at the end of January, because all balances have to be redeemed by customers or they are cancelled by the middle of December each year.  Significant uses of cash consisted primarily of (1) an $8.2 million change in income tax receivable/payable (compared to $6.8 million in the first thirty-nine weeks of fiscal 2010) due to a year-to-date pretax loss, including losses incurred after first quarter tax estimated payments had already been made; (2) a $5.7 million increase in inventory (compared to $14.4 million in the first thirty-nine weeks of fiscal 2010) due to new store growth; (3) a $3.8 million decrease in accounts payable (compared to $1.4 million in the first thirty-nine weeks of fiscal 2010), which occurred despite the increase in inventory due to a decline in inventory turns as evidenced by the 9.1% decrease in comparable store sales in the first thirty-nine weeks of fiscal 2011; and (4) a $1.2 million increase in prepaid and other current assets (compared to $0.3 million in the first thirty-nine weeks of fiscal 2010) due to higher receivables from landlords for tenant improvement reimbursements as noted above in the discussion of other long-term liabilities.

Cash Flows From Investing Activities. Cash used in investing activities was $43.7 million in the first thirty-nine weeks of fiscal 2011 compared to $0.4 million in the first thirty-nine weeks of fiscal 2010.  Cash used for purchases of property and equipment totaled $33.8 million and $28.6 million in the first thirty-nine weeks of fiscal 2011 and 2010, respectively.  Capital expenditures in the first thirty-nine weeks of 2011 included the equipping of the new distribution center in Roland, Oklahoma, while the first thirty-nine weeks of 2010 included the acquisition of the distribution center.  Other capital expenditures in the first thirty-nine weeks of 2011 included 50 new stores, 13 store relocations/expansions and 10 store conversions to the new Citi Lights format.  In the first thirty-nine weeks of 2010, other capital expenditures included 57 new stores and 12 store relocations/expansions.  Investing activities in the first thirty-nine weeks of 2011 and 2010, respectively, included $9.9 million of net purchases of investment securities and $28.3 million of net redemptions of investment securities.

Cash Flows From Financing Activities. Cash flows from financing activities were insignificant in the first thirty-nine weeks of both fiscal 2011 and 2010.

Cash Requirements

Our principal sources of liquidity consist of: (i) cash and cash equivalents (which equaled $33.2 million as of October 29, 2011); (ii) short-term trade credit; (iii) cash generated from operations on an ongoing basis as we sell our merchandise inventory; and (iv) a $50 million credit facility. Trade credit represents a significant source of financing for inventory purchases and arises from customary payment terms and trade practices with our vendors.  Historically, our principal liquidity requirements have been for working capital and capital expenditure needs.

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

During 2011, there has been a significant decline in our earnings and, therefore, the market price of our stock.  These factors indicated potential impairment, thus requiring an interim impairment test.  Based on the testing performed, we determined that the Company’s fair value, including a reasonable control premium, exceeded the carrying value of assets (including goodwill) by approximately 17% as of October 29, 2011.  Accordingly, the second step of the impairment testing was not required and no impairment charges were recorded.  Due to the uncertainty of the Company’s future results, it is possible that goodwill could be impaired in future periods; however, the potential impairment charges are limited to the carrying value of goodwill on the condensed consolidated balance sheet, which was $1.4 million as of October 29, 2011.

Impairment of Long-Lived Assets

If facts and circumstances indicate that a long-lived asset may be impaired, the carrying value is reviewed. If this review indicates that the carrying value of the asset will not be recovered as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value.  Non-cash impairment losses related to leasehold improvements and fixtures and equipment at 30 underperforming stores totaled $2.3 million in the thirty-nine weeks ended October 29, 2011, including $0.7 million in the thirteen weeks ended October 29, 2011 related to 9 stores.  Impairment losses totaled $0.2 million in the thirty-nine and thirteen week periods ended October 30, 2010.  There are an additional 25 stores with asset carrying values totaling $4.3 million that will require close monitoring in future quarters.  Impairment losses in the future are dependent on a number of factors such as site selection and general economic trends on a localized, regional or national basis, and thus could be significantly different from historical results. To the extent our estimates for net sales, gross profit and store expenses are not realized, future assessments of recoverability could result in additional impairment charges.

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of our deferred tax assets will not be realized.  Losses incurred during the second quarter of 2011 caused us to conclude that our ability to utilize certain tax credits in one state was no longer more likely than not, necessitating a charge to income tax expense and a reduction in deferred tax assets of $0.7 million in connection with the establishment of a valuation allowance.  Deferred tax assets as of October 29, 2011 still include the portion of such tax credits that are expected to be utilized in the future.  However, if operating results deteriorate in the future, these tax credits may also require a valuation allowance, which would result in a charge to income tax expense and a reduction in deferred tax assets of $0.5 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risk during the thirty-nine weeks ended October 29, 2011 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended January 29, 2011.

Item 4. Controls and Procedures.

We have carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 29, 2011 pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer each concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information has been accumulated and communicated to our management, including the officers who certify our financial reports, as appropriate, to allow timely decisions regarding the required disclosures.

Our disclosure controls and procedures are designed to provide reasonable assurance that the controls and procedures will meet their objectives. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended October 29, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have not received documentation or other information from the EEOC in support of its letter of determination, but have undertaken our own preliminary internal analysis of the EEOC’s claims and defenses to such claims and have had initial discussions with the EEOC in that regard.  We anticipate further discussions with the EEOC and will continue to evaluate the claim as well as potential defenses.  We have considered the possibility of reaching a satisfactory conciliation agreement with the EEOC and the individual claimant, and have proposed economic and non-economic terms that might form the basis of such an agreement, including a total economic settlement offer of $0.4 million.  We are also evaluating other aspects of the conciliation process established by the EEOC and potential recourse outside that process, including possible liability insurance coverage with respect to the matter.

We are from time to time also involved in various other legal proceedings incidental to the conduct of our business, including claims by customers, employees or former employees.  Once it becomes probable that we will incur costs in connection with a legal proceeding and such costs can be reasonably estimated, we establish appropriate reserves. While legal proceedings are subject to uncertainties and the outcome of any such matter is not predictable, we are not aware of any legal proceedings pending or threatened against us that we expect to have a material adverse effect on our financial condition, results of operations or liquidity.

Item 1A. Risk Factors.

There are no material changes to the Risk Factors described under the section “ITEM 1A. RISK FACTORS” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. (Removed and Reserved).

Item 5. Other Information.

Not applicable.

Item  6. Exhibits.

10.1	Credit Agreement dated October 27, 2011 among Citi Trends, Inc., as Borrower, its wholly owned subsidiary, as Guarantor, and Bank of America, N.A., as Lender*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.* †

101

The following financial information from Citi Trends, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2011, filed with the SEC on December 6, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet at October 29, 2011 and January 29, 2011, (ii) the Consolidated Statement of Operations for the thirty-nine week periods ended October 29, 2011 and October 30, 2011, (iii) the Consolidated Statement of Cash Flows for the thirty-nine week periods ended October 29, 2011 and October 30, 2011, and (iv) Notes to Consolidated Financial Statements.^

*                    Filed herewith.

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

^       In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and the undersigned also has signed this report in his capacity as the Registrant’s Chief Financial Officer (Principal Financial Officer).

CITI TRENDS, INC.

Date: December 6, 2011

	By:	/s/ Bruce D. Smith
	Name:	Bruce D. Smith
	Title:	Executive Vice President, Chief Financial Officer and Secretary