Form 10-K
period 2012-01-28
Citi Trends Inc
filed 2012-04-11
CIK 1318484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 28, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $205,071,310 as of July 29, 2011.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: Common Stock, par value $.01 per share, 14,929,221 shares outstanding as of March 20, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information from the registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year covered by this Annual Report on Form 10-K, with respect to the Annual Meeting of Stockholders to be held on May 23, 2012.

FORM 10-K REPORT INDEX

PART I

Some statements in, or incorporated by reference into, this Annual Report on Form 10-K (this “Report”) of Citi Trends, Inc. (“we”, “us”, or the “Company”) may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than historical facts contained in this Report, including statements regarding our future financial position, business policy and plans and objectives and expectations of management for future operations, are forward-looking statements. The words “believe,” “may,” “could,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan,” “project” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events, including, among other things: our ability to anticipate and respond to fashion trends, competition in our markets, consumer spending patterns, actions of our competitors or anchor tenants in the strip shopping centers where our stores are located, and anticipated fluctuations in our operating results.

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

Information is provided herein with respect to our operations related to our fiscal years ended on January 28, 2012 (“fiscal 2011”), January 29, 2011 (“fiscal 2010”) and January 30, 2010 (“fiscal 2009”).

ITEM 1.          BUSINESS

Overview and History

We are a value-priced retailer of urban fashion apparel and accessories for the entire family. We offer quality, branded apparel from nationally recognized brands, as well as private label apparel, accessories and a limited assortment of home décor items. Our merchandise offerings are designed to appeal to the preferences of fashion conscious consumers, particularly African-Americans. We believe that we provide merchandise at compelling values. Our goal is to provide nationally recognized branded merchandise at discounts to department and specialty stores’ regular prices of up to 60%. Our stores average approximately 10,700 square feet of selling space and are typically located in neighborhood shopping centers that are convenient to low- to moderate-income customers.  As of January 28, 2012, we operated 511 stores in both urban and rural markets in 29 states.

Our predecessor, Allied Department Stores, was founded in 1946 and grew into a chain of family apparel stores operating in the Southeast. In 1999, the Company, then consisting of 85 stores, was acquired by a private equity firm. Following this acquisition, management implemented several strategies to focus on the growing urban market and improve our operating and financial performance. After the successful implementation of these strategies and the successful growth of our chain from 85 stores to 212 stores, we completed an initial public offering of our common stock on May 18, 2005.

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

Strong and Flexible Sourcing Relationships. We maintain strong sourcing relationships with a large group of suppliers. We have purchased merchandise from approximately 1,000 vendors in the past 12 months. Purchasing is controlled by a 25-plus member buying team located at our buying office in New York, New York and our Savannah, Georgia headquarters. We purchase merchandise through planned programs with vendors at reduced prices and opportunistically through close-outs, with the majority of our merchandise purchased for the current season and a limited quantity held for sale in future seasons. To foster vendor relationships, we pay vendors promptly and rarely ask for typical retail concessions, such as promotional and markdown allowances.

Attractive Fashion Presentation and Store Environment. We seek to provide a fashion-focused shopping environment that is similar to a specialty apparel retailer, rather than a typical off-price store. Products from nationally recognized brands are prominently displayed by brand, rather than by size, on dedicated, four-way fixtures featuring multiple sizes and styles. The remaining merchandise is arranged on hanging racks. The stores are carpeted and well-lit, with most featuring a sound system that plays urban adult and urban contemporary music throughout the store. Nearly all of our stores have either been opened or remodeled in the past nine years.

Cost-Effective Store Locations. We locate stores in high traffic strip shopping centers that are convenient to low- and moderate-income neighborhoods. We generally utilize previously occupied store sites which enables us to obtain attractive rents for our store sites. Similarly, advertising expenses are low as we do not rely on promotion-driven sales but rather seek to build our reputation for value through everyday low prices. At the same time, from an investment perspective, we seek to design stores that are inviting and easy to shop, while limiting startup and fixturing costs.

Product Merchandising and Pricing

Products. Our merchandising strategy is to offer high quality, branded products at attractive prices for the entire value-conscious family. We seek to maintain a diverse assortment of first quality, in-season merchandise that appeals to the distinctive tastes and preferences of our core customers. Approximately 43% of our net sales are represented by nationally recognized brands. We also offer a wide variety of products from less recognized brands and a lesser amount representing private label products under our proprietary brands such as “Diva Blue,” “Red Ape,” “Vintage Harlem,” and “Lil Ms Hollywood.” Our private brand products enable us to expand product selection, offer merchandise at lower prices and enhance our product offerings.

Our merchandise includes apparel, accessories and home décor. Within apparel, we offer fashion sportswear for men, women and children, including offerings for newborns, infants, toddlers, boys and girls. Accessories include handbags, jewelry, footwear, belts, intimate apparel and sleepwear.

The following table sets forth the merchandise assortment by classification as a percentage of net sales for fiscal 2011, 2010, and 2009.

	Percentage of Net Sales
	2011	2010	2009
Women’s	32%	33%	34%
Children’s	28%	28%	29%
Men’s	19%	20%	21%
Accessories	18%	17%	14%
Home décor	3%	2%	2%

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

The members of our buying team have on average more than 20 years of experience in the retail business and have developed long-standing relationships with many of our vendors, including those controlling the distribution of branded apparel. Our buyers, who are based in New York and Savannah, travel regularly to the major United States apparel markets, visiting major manufacturers and attending national and regional apparel trade shows, including urban-focused trade shows.

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

We accept payment from our customers for merchandise at time of sale. Payments are made to us by cash, check, Visa™, Mastercard™ or Discover™. We do not extend credit terms to our customers; however, we do offer a layaway service.

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

Store Operations

Store Format. The average selling space of our existing 511 stores is approximately 10,700 square feet, which allows us the space and flexibility to departmentalize our stores and provide directed traffic patterns. We arrange most of our stores in a racetrack format with women’s sportswear, our most attractive and fashion current merchandise, in the center of each store and complementary categories adjacent to those items. Men’s and boy’s apparel is displayed on one side of the store, while dresses, footwear and accessories are displayed on the other side. Merchandise for infants, toddlers and girls is displayed along the back of the store. Impulse items, such as jewelry and sunglasses, are featured near the checkout area. Products from nationally recognized brands are prominently displayed on four-way racks at the front of each department. The remaining merchandise is displayed on hanging racks and occasionally on table displays. Large hanging signs identify each category location. The unobstructed floor plan allows the customer to see virtually all of the different product areas from the store entrance and provides us the flexibility to easily expand and contract departments in response to consumer demand, seasonality and merchandise availability. Virtually all of our inventory is displayed on the selling floor. Prices are clearly marked and often have the comparative retail-selling price noted on the price tag.

In 2010, with the assistance of a retail design consulting firm, we began to test a new store format which we refer to as “Citi Lights”.  We opened our first new prototype store in Savannah in July 2010 and have since opened 60 more new stores with the prototype design.  Also, we have converted 25 of our existing stores to the new format and implemented the new format in connection with the relocation or expansion of 14 other stores in 2011, resulting in a total of 100 stores in the new format as of the end of fiscal 2011. The stores feature a new color palette and logo, a new layout, new fixturing, dressing room, graphics and lighting, a redesigned checkout area stocked with impulse items and an expanded footwear department.  They typically have a main center drive aisle rather than the racetrack design utilized in our traditional stores.  We plan to continue evaluating the performance of the Citi Lights stores before converting more of our stores to this format.

Store Management. Store operations are managed by our Senior Vice President of Store Operations, four regional vice presidents and 44 district managers, each of whom manages seven to nineteen stores. The typical store is staffed with a store manager, two or three assistant managers and seven to eight part-time sales associates, all of whom rotate work days on a shift basis. Store managers and assistant store managers participate in a bonus program based on achieving predetermined levels of sales and inventory shrinkage. District managers participate in bonus programs based on achieving targeted levels of sales, profits, inventory shrinkage and payroll costs. Regional vice presidents participate in a bonus program based partly on a roll-up of the district managers’ bonuses and partly on the Company’s profit performance in relation to budget. Sales associates are compensated on an hourly basis with incentives. Moreover, we recognize individual performance through internal promotions and provide opportunities for advancement.

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

Layaway Program. We offer a layaway program that allows customers to purchase merchandise by initially paying a 20% deposit and a $2 service charge, although at various times in 2011, we reduced the deposit requirement to 10% and waived the service charge in connection with promotional events. The customer then makes additional payments every two weeks and has 60 days within which to complete the purchase. If the purchase is not completed, the customer receives a merchandise credit for amounts paid less a re-stocking and layaway service fee.

Site Selection. Cost-effective store locations are an important part of our store profitability model. Accordingly, we look for second and third use store locations that offer attractive rents, but also meet our demographic and economic criteria. We have a dedicated real estate management team responsible for new store site selection. In selecting a location, we target both urban and rural markets. Demographic criteria used in site selection include concentrations of our core consumers. In addition, we require convenient site accessibility, as well as strong co-tenants, such as food stores, dollar stores, rent-to-own stores and other apparel stores.

Shortly after we sign a new store lease and complete the necessary leasehold improvements to the building, we prepare the store over a three to four week period by installing fixtures, signs, dressing rooms, checkout counters and cash register systems and merchandising the initial inventory.

Advertising and Marketing

Our marketing goals are to build the “Citi Trends” brand, promote consumers’ association of the “Citi Trends” brand with value, quality, fashion and everyday low prices, and drive traffic into our stores. We generally focus our advertising efforts during the first quarter (Spring/Easter), back-to-school and Christmas through the use of commercials played on national television, such as BET and VH1, and on hip-hop radio stations, both local and syndicated.  We also utilize online advertising on websites that are relevant to our customer.  In 2011, we started a Facebook page which has grown to over 200,000 fans in less than a year.  In addition, we promote new seasons and events in our window signage and through in-store announcements on our Muzak system.  For store grand openings and significant remodels, we typically seek to create community awareness and consumer excitement through local radio remotes with local radio personalities broadcasting from the new location. We also distribute promotional items such as gift cards in connection with our grand openings and significant remodels.

Distribution

All merchandise sold in our stores is shipped directly from our distribution centers in Darlington, South Carolina and Roland, Oklahoma. We generally ship merchandise from our distribution centers to our stores daily, utilizing various express package distributors. The Darlington distribution center has 550,000 square feet of space, while the Roland distribution center has 460,000 square feet.  The Company closed its distribution center in Savannah, Georgia in June 2011.  A real estate broker has been engaged to sell the Savannah land and building.

Information Technology and Systems

We have information systems in place to support our core business functions, using an IBM iSeries as the computer platform, with enterprise software from Island Pacific, a software provider to the retail industry.  This software supports purchase order management, price and markdown management, merchandise allocation, general ledger, accounts payable and sales audit functions. Our distribution centers are supported by software from Manhattan Associates.

Our stores use point-of-sale software from DataVantage, a division of MICROS Systems, Inc., to run the stores’ cash registers. The system uses bar code scanners at checkout to capture item sales and is supplemented by external pinpad/signature capture devices for the processing of charge card transactions. It also supports end-of-day processing and automatically transmits sales and transaction data to the corporate office soon after the close of business. Additionally, the software supports store time clock functions. To facilitate the marking down and re-ticketing of merchandise, employees in the stores use hand-held scanners that read UPC barcodes and prepare new price tickets for merchandise. The DataVantage software also enables us to sort, review and analyze store transaction data to assist with loss prevention activities.  Software services from Workday are utilized to process our payroll and to facilitate various human capital management processes.

We believe that our information systems, with upgrades and updates over time, are adequate to support our operations for the foreseeable future.

Growth Strategy

Due to a difficult sales environment, we have decided to take a more conservative approach to opening new stores.  After opening 60 new stores in fiscal 2010, we opened 55 in fiscal 2011 and plan to open approximately 5 in fiscal 2012.  We will continue to evaluate our growth strategy as we monitor operating results in fiscal 2012.

Competition

The markets we serve are highly competitive. The principal methods of competition in the retail business are fashion, assortment, pricing and presentation. We believe we have a competitive advantage in our offering of fashionable brands at everyday low prices. We compete against a diverse group of retailers, including national off-price retailers, mass merchants, smaller specialty retailers and dollar stores. The off-price retail companies with which we compete include TJX Companies, Inc. (“TJX Companies”), Ross Stores, Inc. (“Ross Stores”), The Cato Corporation (“Cato”), and Burlington Coat Factory Warehouse Corp. (“Burlington Coat Factory”).  In particular, Ross Stores’ “dd’s DISCOUNTS” stores, and Cato’s “It’s Fashion Metro” stores target lower to moderate income consumers. We believe our strategy of appealing to African-American consumers and offering urban apparel products allows us to compete successfully with these retailers. We also believe we offer a more inviting store format than the off-price retailers, including our use of carpeted floors and more prominently displayed brands. In addition, we compete with a group of smaller specialty retailers that sell only women’s products, such as Rainbow, Dots, It’s Fashion! and Simply Fashions. Our mass merchant competitors include Wal-Mart, Target and Kmart. These chains do not focus on fashion apparel and, within their apparel offering, lack the urban focus that we believe differentiates our offering and appeals to our core customers. Similarly, while some of the dollar store chains offer apparel, they typically offer a more limited selection focused on basic apparel needs. As a result, we believe there is significant demand for a value retailer that addresses the market of low to moderate income consumers generally and, particularly, African-American and other minority consumers who seek value-priced, urban fashion apparel and accessories. See Item 1A. Risk Factors in this Report for additional information.

Intellectual Property

We regard our trademarks and service marks as having significant value and as being important to our marketing efforts. We have registered “Citi Trends” as a trademark with the U.S. Patent and Trademark Office on the Principal Register for retail department store services. We have also registered the following trademarks with the U.S. Patent and Trademark Office on the Principal Register for various apparel: “Citi Club,” “Citi Steps,” “Citi Trends Fashion for Less,” “Diva Blue,” “Lil Citi Man,” “Lil Ms Hollywood,” “Urban Sophistication,” “Red Ape,” “Satin in The Hood,” “Citi Scrubs,” and “Vintage Harlem.” Our policy is to pursue registration of our marks and to oppose vigorously infringement of our marks.

Employees

As of January 28, 2012, we had approximately 2,500 full-time and approximately 2,800 part-time employees. Of these employees, approximately 4,700 are employed in our stores and the remainder are employed in our distribution centers and corporate office. We are not a party to any collective bargaining agreements, and none of our employees is represented by a labor union.

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

The apparel industry in general and our core customer market in particular are subject to rapidly evolving fashion trends and shifting consumer demands. Accordingly, our success is heavily dependent on our ability to anticipate, identify and capitalize on emerging fashion trends, including products, styles and materials that will appeal to our target consumers. As reflected in our fiscal 2011 results, our failure to anticipate, identify or react appropriately and timely to changes in styles, trends, brand preferences or desired image preferences is likely to lead to lower demand for our merchandise, which could cause, among other things, sales declines, excess inventories and higher markdowns.

If we are unsuccessful in competing with our retail apparel competitors, our market share could decline or our growth could be impaired and, as a result, our financial results could suffer.

The retail apparel market is highly competitive with few barriers to entry. We compete against a diverse group of retailers, including national off-price apparel chains such as TJX Companies, Ross Stores, Cato, and Burlington Coat Factory; mass merchants such as Wal-Mart, Target and Kmart; smaller discount retail chains that sell only women’s products, such as Rainbow, Dots, It’s Fashion!, and Simply Fashions; and general merchandise discount stores and dollar stores, which offer a variety of products, including apparel, for the value-conscious consumer. We also compete against local off-price and specialty retail stores, regional retail chains, traditional department stores, web-based retail stores and other direct retailers.

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

We depend on our suppliers for the continued availability and satisfactory quality of our merchandise. Most of our suppliers could discontinue selling to us at any time. Additionally, if the manufacturers or other owners of brands or trademarks terminate the license agreements under which some of our suppliers sell our products, we may be unable to obtain replacement merchandise of comparable fashion appeal or quality, in the same quantities or at the same prices. In addition, a number of our suppliers are smaller, less capitalized companies and are more likely to be impacted by unfavorable general economic and market conditions than larger and better capitalized companies. These smaller suppliers may not have sufficient liquidity during economic downturns to properly fund their businesses, and their ability to supply their products to us could be negatively impacted. If we lose the services of one or more of our significant suppliers or one or more of them fail to meet our merchandising needs, we may be unable to obtain replacement merchandise in a timely manner, which could negatively impact our sales and results of operations.

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

We rely on numerous third parties to supply the products that we sell. Violations of law by our importers, manufacturers or distributors could result in delays in shipments and receipt of goods or damage our reputation, thus causing our sales to decline. In addition, merchandise we sell in our stores is subject to regulatory standards set by various governmental authorities with respect to quality and safety. Regulations in this area may change from time to time. Issues with the quality and safety of merchandise we sell in our stores, regardless of our fault, or customer concerns about such issues, could result in damage to our reputation, lost sales, uninsured product liability claims or losses, merchandise recalls and increased costs. Further, we are susceptible to the receipt of counterfeit brands or unlicensed goods. We could incur liability with manufacturers or other owners of the brands or trademarked products if we inadvertently receive and sell counterfeit brands or unlicensed goods and, therefore, it is important that we establish relationships with reputable vendors to prevent the possibility that we inadvertently receive counterfeit brands or unlicensed goods. Although we have a quality assurance team to check merchandise in an effort to assure that we purchase only authentic brands and licensed goods and are careful in selecting our vendors, we may receive products that we are prohibited from selling or incur liability for selling counterfeit brands or unlicensed goods, which could adversely impact our results of operations.

A significant disruption to our distribution process or southeastern retail locations could have an adverse effect on our business, financial condition and results of operations.

Our ability to distribute our merchandise to our store locations in a timely manner is essential to the efficient and profitable operation of our business. We have distribution centers located in Darlington, South Carolina and Roland, Oklahoma. Any natural disaster or other disruption to the operation of either of these facilities due to fire, accidents, weather conditions or any other cause could damage a significant portion of our inventory and impair our ability to stock our stores adequately.

In addition, the southeastern United States, where the Darlington distribution center and many of our stores are located, is vulnerable to significant damage or destruction from hurricanes and tropical storms. Although we maintain insurance on our stores and other facilities, the economic effects of a natural disaster that affects our distribution centers and/or a significant number of our stores could increase our operating expenses, impair our cash flows and reduce our sales.

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

Failure to attract, train, assimilate and retain skilled personnel could have an adverse effect on our financial condition.

Like most retailers, we experience significant employee turnover rates, particularly among store sales associates and managers. We therefore must continually attract, hire and train new personnel to meet our staffing needs. We constantly compete for qualified personnel with companies in our industry and in other industries. A significant increase in the turnover rate among our store sales associates and managers would increase our recruiting and training costs and could cause us to be unable to service our customers effectively, thus reducing our ability to operate our stores as profitably as we have in the past.

In addition, we rely heavily on the experience and expertise of our senior management team and other key management associates, and accordingly, the loss of their services could have a material adverse effect on our business strategy and results of operations.

Changes in government regulations could have an adverse effect on our financial condition and results of operations.

New legal requirements, including health care legislation, could result in higher compliance costs.  For instance, Congress enacted health care reform legislation in 2010 which, among other things, includes guaranteed coverage requirements, eliminates exclusions for pre-existing conditions and maximum benefits, restricts the extent to which policies can be rescinded, and imposes new taxes on health insurers and health care benefits.  Such significant changes in government regulations could have a material adverse effect on our business and results of operations.

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

Our sales and earnings are significantly higher during the first and fourth quarters each year due to the importance of the spring selling season, which includes Easter, and the fall selling season, which includes Christmas. Factors negatively affecting us during the first and fourth quarters, including adverse weather, unfavorable economic conditions, reduced governmental assistance, and tax refund patterns for our customers, will have a greater adverse effect on our financial condition than if our business was less seasonal.

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

Our stock price is volatile. From our initial public offering in May 2005 through January 28, 2012, the trading price of our common stock has ranged from $7.01 to $57.85 per share. As a result of this volatility, investors may not be able to sell their common stock at or above their respective purchase prices. The market price for our common stock may be influenced by many factors, including:

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.          PROPERTIES

Store Locations

As of January 28, 2012, we operated 511 stores located in 29 states. Our stores average approximately 10,700 square feet of selling space and are typically located in neighborhood strip shopping centers that are convenient to low to moderate income customers.

We have no franchising relationships, and all of the stores are company operated.  All existing 511 stores, totaling 6.7 million total square feet and 5.5 million selling square feet, are leased under operating leases. The typical store lease is for five years with options to extend the lease term for three additional five-year periods. Nearly all store leases provide us the right to cancel following an initial three-year period in the event the store does not meet pre-determined sales levels. The table below sets forth the number of stores in each of the 29 states in which we operated as of January 28, 2012:

Alabama—29

Arkansas—8

California—9

Delaware—1

Florida—46

Georgia—63

Illinois—18

Indiana—11

Iowa—2

Kansas—1

Kentucky—6

Louisiana—33

Maryland—4

Michigan—21

Minnesota—1

Mississippi—25

Missouri—6

Nebraska—1

Nevada—2

New York—4

North Carolina—44

Ohio—25

Oklahoma—5

Pennsylvania—6

South Carolina—47

Tennessee—18

Texas—49

Virginia—20

Wisconsin—6

Support Center Facilities

We own a facility in Savannah, Georgia totaling approximately 70,000 square feet, which serves as our headquarters and, to a lesser extent, as a merchandise storage facility. We also own an approximately 550,000 square-foot distribution center in Darlington, South Carolina and a 460,000 square-foot distribution center in Roland, Oklahoma.  In addition, we currently lease a 7,600 square-foot office in New York City which is used for buyer operations and meetings with vendors.  The Company closed its 170,000 square foot distribution center in Savannah, Georgia in June 2011.  A real estate broker has been engaged to sell the Savannah land and building.

ITEM 3.          LEGAL PROCEEDINGS

On August 12, 2011, we received a letter of determination from the U.S. Equal Employment Opportunity Commission (the “EEOC”) commencing a conciliation process regarding alleged discrimination against males by us in our hiring and promotion practices during the years 2004 through 2006.  In its letter of determination, the EEOC seeks recovery in the amount of $0.2 million on behalf of a former male employee and in the additional amount of $3.8 million in a settlement fund for a class of unidentified males who sought or considered seeking manager or assistant manager positions in our stores.  The EEOC also seeks certain undertakings by us with regard to our employment policies and procedures and a reporting obligation to the EEOC with respect to our compliance with these undertakings.

We have not received documentation or other information from the EEOC in support of its letter of determination, but have undertaken our own preliminary internal analysis of the EEOC’s claims and defenses to such claims and have had initial discussions with the EEOC in that regard.  We anticipate further discussions with the EEOC and will continue to evaluate the claim as well as potential defenses.  We have considered the possibility of reaching a satisfactory conciliation agreement with the EEOC and the individual claimant, and have proposed economic and non-economic terms that might form the basis of such an agreement, including a total economic settlement offer of up to $0.4 million.  We are also evaluating other aspects of the conciliation process established by the EEOC.  On March 29, 2012, we received a letter from the EEOC responding to our settlement offer, proposing a counter offer for settlement of $3.1 million and requesting certain additional information from us.  We are evaluating this counter proposal from the EEOC and our possible responses to it.

On February 24, 2012, a suit was filed in the United States District Court for the Northern District of Alabama, Middle Division, by certain individuals as a purported collective action on behalf of current and former employees of the Company holding store managerial positions.  The plaintiffs allege that store managers have been improperly classified as exempt from the obligation to pay overtime in violation of the Fair Labor Standards Act.  We intend to vigorously defend the claims that have been asserted in this lawsuit.  Because of the early stage of this action and the fact that no discovery has been conducted to date, it is not reasonably possible to estimate a range of loss with respect to this matter.  Accordingly, no accrual for costs has been recorded, and the potential impact of this matter on our financial position, results of operations and cash flows cannot be determined at this time.

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

ITEM 4.          MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.                             MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The NASDAQ Stock Market under the symbol “CTRN”. The following table shows the high and low per share prices of our common stock for the periods indicated.

	High	Low
2010
First Quarter	37.57	26.18
Second Quarter	36.58	29.62
Third Quarter	31.95	20.76
Fourth Quarter	26.99	19.80

2011
First Quarter	25.20	20.10
Second Quarter	22.38	12.50
Third Quarter	14.68	9.65
Fourth Quarter	12.62	7.87

On March 20, 2012, the last reported sale price of our common stock on The NASDAQ Stock Market was $11.77 per share. On March 20, 2012, there were 105 holders of record and approximately 6,300 beneficial holders of our common stock.

We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities.

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

None.

Equity Compensation Plan Information.

See Item 12 of this Report.

Stock Performance Graph

Set forth below is a line graph comparing the last five years’ percentage change in the cumulative total stockholder return on shares of our common stock against (i) the cumulative total return of companies listed on The NASDAQ Stock Market and (ii) the cumulative total return of the NASDAQ Retail Trade Index. This graph assumes that $100 was invested on January 31, 2007 in our common stock and in each of the market index and the industry index, and that all cash distributions were reinvested. Our common stock price performance shown on the graph is not indicative of future price performance.

Total Return Analysis	1/07	1/08	1/09	1/10	1/11	1/12

Citi Trends, Inc.	100.00	34.69	24.18	78.99	58.11	22.84
NASDAQ Composite	100.00	97.07	60.02	87.95	111.84	116.36
NASDAQ Retail Trade	100.00	108.17	73.39	123.33	163.38	190.39

ITEM 6.        SELECTED FINANCIAL DATA

Selected Financial and Operating Data

The following table provides selected consolidated financial and operating data for each of the fiscal years in the five-year period ended January 28, 2012, including: (a) consolidated statement of operations data for each such period, (b) additional operating data for each such period and (c) consolidated balance sheet data as of the end of each such period. The consolidated statement of operations data for the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010 and the consolidated balance sheet data as of January 28, 2012 and January 29, 2011 are derived from our audited consolidated financial statements included in Item 8 that have been audited by KPMG LLP, an independent registered public accounting firm. The statement of operations data for the fiscal years ended January 31, 2009 and February 2, 2008 and the balance sheet data as of January 30, 2010, January 31, 2009 and February 2, 2008 are derived from our audited financial statements that are not included in this Report. The selected consolidated financial and operating data set forth below should be read in conjunction with, and are qualified in their entirety by reference to, the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 and our consolidated financial statements and related notes set forth in the financial pages of this Report. Historical results are not necessarily indicative of results to be expected for any future period.

	Fiscal Year Ended (1)
	January 28, 2012	January 29, 2011	January 30, 2010	January 31, 2009	February 2, 2008
	(dollars in thousands, except per share amounts)
Statement of Operations Data:
Net sales	$640,824	$622,528	$551,869	$488,202	$437,515
Cost of sales	420,321	383,318	338,898	301,867	278,783

Gross profit	220,503	239,210	212,971	186,335	158,732
Selling, general and administrative expenses	207,025	187,231	165,166	147,009	127,470
Depreciation and amortization	24,958	20,324	18,319	16,261	12,583
Asset impairment	6,514	211	112	—	—
(Loss) income from operations	(17,994)	31,444	29,374	23,065	18,679
Interest, net	164	150	312	2,188	1,914

(Loss) income before income taxes	(17,830)	31,594	29,686	25,253	20,593
Income tax (benefit) expense	(7,816)	10,742	9,969	7,870	6,379

Net (loss) income	$(10,014)	$20,852	$19,717	$17,383	$14,214

Net (loss) income per common share:
Basic	$(0.69)	$1.44	$1.36	$1.21	$1.02
Diluted	$(0.69)	$1.44	$1.36	$1.20	$1.00
Weighted average shares used to compute net (loss) income per share:
Basic	14,589,247	14,503,418	14,363,894	14,131,077	13,946,342
Diluted	14,589,247	14,522,662	14,395,605	14,268,788	14,223,229
Additional Operating Data:
Number of stores:
Opened during period	55	60	49	39	42
Closed during period	5	2	3	1	0
Open at end of period	511	461	403	357	319
Selling square footage at end of period	5,473,846	4,891,637	4,205,046	3,654,378	3,168,866
Comparable store sales (decrease) increase (2)	(8.3)%	(1.8)%	0.6%	0.0%	1.0	%(3)
Average sales per store (4)	$1,319	$1,441	$1,452	$1,444	$1,468
Balance Sheet Data:
Cash and cash equivalents	$41,986	$69,231	$62,993	$33,516	$6,203
Short-term investments	902	586	33,025	—	56,165
Long-term investments	18,840	9,205	—	43,825	—
Total assets	314,777	306,402	279,986	240,789	210,177
Total liabilities	118,374	101,598	98,643	82,582	72,030
Total stockholders’ equity	196,403	204,804	181,343	158,207	138,147

(1)

Our fiscal year ends on the Saturday closest to January 31 of each year. The years ended January 28, 2012, January 29, 2011, January 30, 2010, January 31, 2009, and February 2, 2008 are referred to as fiscal 2011, 2010, 2009, 2008, and 2007, respectively. Each of these five fiscal years is comprised of 52 weeks.

(2)

Stores included in the comparable store sales calculation for any period are those stores that were opened prior to the beginning of the preceding fiscal year and were still open at the end of such period. Relocated stores and expanded stores are included in the comparable store sales results.

(3)

The Company is reporting comparable store sales on a comparable store and comparable weeks basis; for fiscal 2007, the 52 weeks ended February 2, 2008 were compared to the 52 weeks ended February 3, 2007 (fiscal 2006 was comprised of the 53 weeks ended February 3, 2007).

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

Overview

We are a value-priced retailer of urban fashion apparel and accessories for the entire family. Our merchandise offerings are designed to appeal to the preferences of fashion conscious consumers, particularly African-Americans. We operate 511 stores in both urban and rural markets in 29 states.

Prior to encountering a challenging sales environment, we were pursuing an aggressive store growth strategy that included opening 60 new stores in fiscal 2010 and 55 new stores in fiscal 2011. We expect to take a more conservative approach to growth in fiscal 2012 with plans to open approximately 5 new stores. We will continue to evaluate our growth strategy as we monitor operating results in fiscal 2012.

We measure performance using key operating statistics. One of the main performance measures we use is comparable store sales growth. We define a comparable store as a store that has been opened for an entire fiscal year. Therefore, a store will not be considered a comparable store until its 13th month of operation at the earliest or until its 24th month at the latest. As an example, stores opened in fiscal 2010 and fiscal 2011 were not considered comparable stores in fiscal 2011. Relocated and expanded stores are included in the comparable store sales results. We also use other operating statistics, most notably average sales per store, to measure our performance. As we typically occupy existing space in established shopping centers rather than sites built specifically for our stores, store square footage (and therefore sales per square foot) varies by store. We focus on overall store sales volume as the critical driver of profitability. The average sales per store has increased over the years, as we have increased comparable store sales and opened new stores that are generally larger than our historical store base. Average sales per store have increased from $0.8 million in fiscal 2000 to $1.3 million in fiscal 2011. In addition to sales, we measure gross profit as a percentage of sales and store operating expenses, with a particular focus on labor, as a percentage of sales. These results translate into store level contribution, which we use to evaluate overall performance of each individual store. Finally, we monitor corporate expenses against budgeted amounts.  All of the statistics discussed above are critical components of earnings before interest, taxes, depreciation and amortization (“EBITDA”) and Adjusted EBITDA (comprised of EBITDA plus non-cash asset impairment expense), which are considered our most important operating statistics.  Although EBITDA and Adjusted EBITDA provide useful information on an operating cash flow basis, they are limited measures in that they exclude the impact of cash requirements for capital expenditures, income taxes and interest expense.  Therefore, EBITDA and Adjusted EBITDA should be used as supplements to results of operations and cash flows as reported under GAAP and should not be used as a singular measure of operating performance or as a substitute for GAAP results.  Provided below is a reconciliation of net (loss) income to EBITDA and to Adjusted EBITDA for fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010:

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010

Net (loss) income	$(10,014)	$20,852	$19,717

Plus:
Interest expense	79	24	92
Income tax expense	—	10,742	9,969
Depreciation and amortization	24,958	20,324	18,319

Less:
Interest income	(243)	(174)	(404)
Income tax benefit	(7,816)	—	—
EBITDA	6,964	51,768	47,693

Asset impairment	6,514	211	112

Adjusted EBITDA	$13,478	$51,979	$47,805

Basis of the Presentation

Net sales consist of store sales and layaway fees, net of returns by customers. Cost of sales consists of the cost of products we sell and associated freight costs. Selling, general and administrative expenses are comprised of store costs, including payroll and occupancy costs, corporate and distribution center costs and advertising costs. We operate on a 52- or 53-week fiscal year, which ends on the Saturday closest to January 31. Each of our fiscal quarters consists of four 13-week periods, with an extra week added to the fourth quarter every five to six years.  The years ended January 28, 2012, January 29, 2011, January 30, 2010, January 31, 2009, and February 2, 2008 are referred to as fiscal 2011, 2010, 2009, 2008 and 2007, respectively. Each of these five fiscal years is comprised of 52 weeks.

Fiscal 2012 will be a 53-week year ending on February 2, 2013.  Based on historical sales results in late January and early February, the 53rd week is expected to reflect sales that are higher than our annual weekly average; however, incremental profits for such week may be negligible because that week has historically had high levels of markdowns.

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

Net Sales and Additional Operating Data

The following table sets forth, for the periods indicated, selected consolidated statement of operations data expressed both in dollars and as a percentage of net sales:

	Fiscal Year Ended
	January 28,		January 29,		January 30,
	2012		2011		2010
	(dollars in thousands)
Statement of Operations Data
Net sales	$640,824	100.0%	$622,528	100.0%	$551,869	100.0%
Cost of sales	420,321	65.6%	383,318	61.6%	338,898	61.4%

Gross profit	220,503	34.4%	239,210	38.4%	212,971	38.6%
Selling, general and administrative expenses	207,025	32.3%	187,231	30.1%	165,166	29.9%
Depreciation and amortization	24,958	3.9%	20,324	3.3%	18,319	3.3%
Asset impairment	6,514	1.0%	211	0.0%	112	0.0%

(Loss) income from operations	(17,994)	(2.8)%	31,444	5.1%	29,374	5.3%
Interest income	243	0.0%	174	0.0%	404	0.1%
Interest expense	(79)	(0.0)%	(24)	(0.0)%	(92)	(0.0)%

(Loss) income before income taxes	(17,830)	(2.8)%	31,594	5.1%	29,686	5.4%
Income tax (benefit) expense	(7,816)	(1.2)%	10,742	1.7%	9,969	1.8%

Net (loss) income	$(10,014)	(1.6)%	$20,852	3.4%	$19,717	3.6%

The following table provides information, for the years indicated, about the number of total stores open at the beginning of the year, stores opened and closed during each year, total stores open at the end of each year and comparable store sales for the years:

	Fiscal Year Ended
	January 28,	January 29,	January 30,
	2012	2011	2010

Total stores open, beginning of year	461	403	357
New stores	55	60	49
Closed stores	(5)	(2)	(3)

Total stores open, end of year	511	461	403

Comparable store sales (decrease) increase (1)	(8.3)%	(1.8)%	0.6%

(1)

Stores included in the comparable store sales calculation for any year are those stores that were opened prior to the beginning of the preceding fiscal year and were still open at the end of such year. Relocated stores and expanded stores are included in the comparable store sales results.

Fiscal 2011 Compared to Fiscal 2010

Net Sales. Net sales increased $18.3 million, or 2.9%, to $640.8 million in fiscal 2011 from $622.5 million in fiscal 2010.  The increase in net sales was due primarily to 55 new store openings in fiscal 2011 and 60 new store openings in fiscal 2010 for which there was not a full year of sales in fiscal 2010, partially offset by an 8.3% decrease in comparable store sales and the closing of five stores in fiscal 2011 and two stores in fiscal 2010.  The 55 stores opened in fiscal 2011 accounted for $39.7 million of the increase in sales and the 60 stores opened in fiscal 2010 accounted for $28.3 million of the increase, while the sales decrease in the 396 comparable stores totaled $47.4 million and the closed stores had the effect of reducing sales by $2.3 million. Comparable stores include locations that have been relocated or expanded.  There were 14 stores relocated or expanded in fiscal 2011 and 13 stores relocated or expanded in fiscal 2010.  Sales in these comparable relocated and expanded stores increased 1.4% in fiscal 2011, while sales in all other comparable stores decreased 9.1%.

The 8.3% overall decrease in comparable store sales was reflected primarily in a 6.9% decline in customer transactions, with the remainder being due to a lower average customer purchase.  Sales were impacted by a challenging economic environment for our core customer, stiff price competition and a fashion cycle where many of the urban brands that have historically been strong performers for us fell out of favor.  In addition, we believe we did not react to these challenges as well or as quickly as we could have.  Ultimately, we commenced a process of reducing our prices and rebalancing our merchandise mix more towards non-branded merchandise in order to better serve our customers.  While we started to see an improvement in customer traffic late in the year, albeit at a lower average ticket, it was not enough to turn comparable store sales positive.  Comparable store sales changes by major merchandise class were as follows:  Home +8%; Accessories +1%; Children’s -8%; Women’s -11% and Men’s -13%.

Gross Profit. Gross profit decreased $18.7 million, or 7.8%, to $220.5 million in fiscal 2011 from $239.2 million in fiscal 2010. The decrease in gross profit is the result of a decline in the gross margin to 34.4% in fiscal 2011 from 38.4% in fiscal 2010, partially offset by the effect of the increase in total sales discussed above.  The decrease in gross margin was due primarily to a decline in the core merchandise margin (initial mark-up, net of markdowns) of 350 basis points, resulting from the need to reduce prices for competitive reasons and to take clearance markdowns necessitated by the negative comparable store sales, particularly in the very slow-moving branded categories.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $19.8 million, or 10.6%, to $207.0 million in fiscal 2011 from $187.2 million in fiscal 2010. The increase in these expenses was due primarily to additional store level, distribution and corporate costs arising from the opening of 55 new stores in fiscal 2011 and 60 new stores in fiscal 2010.  Selling, general and administrative expenses as a percentage of net sales increased to 32.3% in fiscal 2011 from 30.1% in fiscal 2010 due primarily to the deleveraging effect on expenses as a percentage of sales when comparable store sales decline 8.3%.  In particular, rent, utilities and other occupancy expenses, which tend to be highly fixed in nature, increased 100 basis points as a percentage of sales, and payroll expenses, which have a sizable fixed component associated with store management and corporate overhead, increased 50 basis points as a percentage of sales.  Almost 30 of the remaining 70 basis points of increase related to $1.9 million of severance expense, incurred in connection with the elimination of 40 positions in our corporate office, distribution centers and store organization and the departure of two executives.  In addition, there was deleverage in the expense ratio of 10 basis points ($0.6 million) related to expenses incurred to close the Savannah, Georgia distribution center and 30 basis points spread over numerous other categories of expense as a result of the comparable store sales deleverage described above.

Depreciation and Amortization. Depreciation and amortization expense increased $4.7 million, or 22.8%, to $25.0 million in fiscal 2011 from $20.3 million in fiscal 2010, as a result of capital expenditures incurred in opening the new distribution center in Roland, Oklahoma and for stores that are new or were relocated, expanded, or converted to the new Citi Lights format.

Asset Impairment.  Impairment charges for property and equipment at certain underperforming stores totaled $5.1 million and $0.2 million in fiscal 2011 and 2010, respectively.  The increase was a result of the decline in sales and gross margin as discussed above.  In addition, goodwill of $1.4 million was fully impaired in 2011 due to a decrease in the Company’s stock price.

Income Tax (Benefit) Expense. Income tax benefit was $7.8 million in fiscal 2011, while income tax expense was $10.7 million in fiscal 2010, with the change due to having a pretax loss this year and pretax income last year.  The effective income tax rate was 43.8% in fiscal 2011 compared with 34.0% in fiscal 2010 because income tax credits have the effect of increasing income tax benefit and decreasing income tax expense.  The benefit’s effective rate in 2011 would have been even higher from such credits if not for a $0.8 million charge related to the establishment of a valuation allowance for certain state tax credits that are no longer more likely than not to be utilized.

Net (Loss) Income. Net loss was $10.0 million in fiscal 2011, while net income was $20.9 million in fiscal 2010, due to the factors discussed above.

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

The 1.8% overall decrease in comparable store sales was reflected in a 2.0% reduction in the average customer purchase, partially offset by a slight increase in the number of customer transactions.  Comparable store sales changes by major merchandise class were as follows:  Accessories +13%; Home +8%; Men’s -4%; Children’s -5%; and Women’s -5%.

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

Depreciation and Amortization. Depreciation and amortization expense increased $2.0 million, or 10.9%, to $20.3 million in fiscal 2010 from $18.3 million in fiscal 2009, as the result of capital expenditures incurred for new and relocated/expanded stores.

Income Tax Expense. Income tax expense increased $0.7 million, or 7.8%, to $10.7 million in fiscal 2010 from $10.0 million in fiscal 2009 due to higher pretax earnings in fiscal 2010 and an increase in the effective income tax rate to 34.0% in fiscal 2010 from 33.6% in fiscal 2009.  The increase in the tax rate was due to having less tax-free interest income in fiscal 2010.

Net Income. Net income increased 5.8% to $20.9 million in fiscal 2010 from $19.7 million in fiscal 2009 due to the factors discussed above.

Liquidity and Capital Resources

Our cash requirements are primarily for working capital and for capital expenditures for our stores, distribution infrastructure and information systems. Historically, we have met these cash requirements from cash flow from operations, short-term trade credit, borrowings under our revolving lines of credit, long-term debt and capital leases, and cash proceeds from our initial public offering.  We expect to be able to meet future cash requirements with cash flow from operations, short-term trade credit, existing cash balances and, if necessary, borrowings under our revolving credit facility (described below). In fiscal 2011, there was no need to borrow under the credit facility, including during the seasonal build of inventory in advance of the Christmas season. Due to our strong cash and cash equivalents position as of January 28, 2012 ($42.0 million), we believe that we will likely not have to borrow under the credit facility during fiscal 2012.

Cash Flows

Fiscal 2011 Compared to Fiscal 2010

As of January 28, 2012, we had total cash and cash equivalents of $42.0 million, compared with $69.2 million as of January 29, 2011. The most significant factors in the decrease in our cash and cash equivalents position during fiscal 2011 were capital expenditures and purchases of investment securities, partially offset by positive cash flow from operating activities.

Inventory represented 41.8% of our total assets as of January 28, 2012, compared with 39.6% as of January 29, 2011.  Management’s ability to manage our inventory can have a significant impact on our cash flows from operations during a given interim period or fiscal year.  In addition, inventory purchases can be seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise.

Cash Flows Provided by Operating Activities.  Net cash provided by operating activities was $22.1 million in fiscal 2011 compared with $24.3 million in fiscal 2010.  Net loss, adjusted for noncash expenses such as depreciation and amortization, asset impairment, deferred income taxes, loss on disposal of property and equipment, and stock-based compensation expense, provided cash of $24.2 million (compared with $44.7 million in fiscal 2010 from net income, adjusted for noncash expenses).  Other significant sources of cash provided by operating activities included an increase in accounts payable, accrued expenses and other long-term liabilities, and accrued compensation.  Accounts payable increased $11.0 million (compared with $5.2 million in fiscal 2010).  The increase in accounts payable was due to an increase in inventory and as a result of inventory at the end of fiscal 2010 including a higher-than-normal level of opportunistic purchases of next-season-buy merchandise made in the second half of 2010 in an effort to lock-in costs in advance of anticipated 2011 merchandise cost inflation.  Many of the payments to trade vendors for the higher level of next-season-buys had been made prior to the end of the year, therefore, accounts payable was lower as a percentage of inventory at the end of fiscal 2010 than fiscal 2011.  Accrued expenses and other long-term liabilities increased $5.2 million (compared with $0.4 million in fiscal 2010) due primarily to the Company’s store growth and our increasing tendency to take responsibility for the leasehold improvements in new stores in return for tenant improvement reimbursements from landlords.  Accrued compensation increased $1.7 million (compared with a decrease of $0.9 million in fiscal 2010) as a result of severance accruals for two former officers and for employees laid off in connection with a reduction-in-force.  Significant uses of cash included:  (1) income tax receivable increased $10.9 million (compared with $3.2 million in fiscal 2010) due to a pretax loss in fiscal 2011, including losses incurred after first quarter estimated tax payments had already been made; and (2) inventory increased $10.1 million (compared with $20.6 million in fiscal 2010) due primarily to the growth in new stores.  The new store inventory was partially offset by a $6.4 million reduction in next-season-buy merchandise, as discussed above.

Cash Flows Used in Investing Activities.  Cash used in investing activities was $48.4 million in fiscal 2011 compared with $17.5 million in fiscal 2010.  Cash used for the purchase of property and equipment was $38.4 million in fiscal 2011 and $40.8 million in fiscal 2010, including capital expenditures for 55 new stores in fiscal 2011 and 60 new stores in 2010.  Capital expenditures related to the new distribution center in Roland, Oklahoma totaled $5.6 million in fiscal 2011 and $11.2 million in 2010.  Purchases of investment securities, net of sales/redemptions, used cash of $10.0 million in fiscal 2011.  Sales/redemptions of investment securities, net of purchases, provided cash of $23.3 million in fiscal 2010.

Cash Flows Used in Financing Activities. Cash used in financing activities was insignificant in both fiscal 2011 and 2010.

Until required for other purposes, we maintain cash and cash equivalents in deposit or money market accounts.

Fiscal 2010 Compared to Fiscal 2009

As of January 29, 2011, we had total cash and cash equivalents of $69.2 million, compared with $63.0 million as of January 30, 2010. The most significant factors in the increase in our cash and cash equivalents position during fiscal 2010 were positive cash flow from operating activities and sales/redemptions of investment securities, partially offset by capital expenditures and purchases of investment securities.

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

Cash Flows Provided by Operating Activities.  Net cash provided by operating activities was $24.3 million in fiscal 2010 compared with $41.3 million in fiscal 2009. The main source of cash during fiscal 2010 was net income, adjusted for noncash expenses such as depreciation and amortization, asset impairment, deferred income taxes, loss on disposal of property and equipment, and stock-based compensation expense, totaling $44.7 million (compared with $39.8 million in fiscal 2009).  In addition, cash provided by operating activities benefited from accounts payable increasing $5.2 million (compared with $10.4 million in fiscal 2009) due to an increase in inventory.  The increase in accounts payable was not as high as would typically be expected on an inventory increase of $20.6 million, because much of the increase in inventory was due to more opportunistic purchases of next-season-buy merchandise in the second half of 2010 in an effort to lock-in costs in advance of anticipated 2011 merchandise cost inflation.  Many of the payments to trade vendors for the higher level of next-season-buys had been made prior to the end of the year, therefore, accounts payable was lower as a percentage of inventory at the end of fiscal 2010 than fiscal 2009.  Significant uses of cash included (1) inventory which increased $20.6 million (compared with $14.6 million in fiscal 2009) due to the growth in new stores and the efforts to make more opportunistic purchases of next-season-buy merchandise, as discussed above, and (2) a shift from an income tax payable to an income tax receivable totaling $3.2 million (compared with an increase in the income tax payable in fiscal 2009 of $2.9 million).  The existence of an income tax receivable at the end of fiscal 2010 compared with a payable at the end of fiscal 2009 was due to a 16.3% decrease in year-over-year pretax income in the fourth quarter.  Since estimated tax payments for the first three quarters of fiscal 2010 had assumed continued growth in profitability in the fourth quarter, a receivable existed at year end equal to the estimated payments in excess of the income tax expense recorded for financial statement purposes.

Cash Flows Used in Investing Activities.  Cash used in investing activities was $17.5 million in fiscal 2010 compared with $11.3 million in fiscal 2009.  Cash used for the purchase of property and equipment was $40.8 million during fiscal 2010 and $22.1 million in fiscal 2009, with fiscal 2010 including capital expenditures for more new stores (60 vs. 49) and $11.2 million related to the purchase and equipping of the new distribution center in Roland, Oklahoma.  Sales/redemptions of investment securities, net of purchases, provided cash of $23.3 million and $10.8 million in fiscal 2010 and 2009, respectively.

Cash Flows Used in Financing Activities. Cash used in financing activities was insignificant in both fiscal 2010 and fiscal 2009.

Liquidity Sources and Requirements and Contractual Cash Requirements and Commitments

Our principal sources of liquidity consist of: (i) cash and cash equivalents (which equaled $42.0 million as of January 28, 2012); (ii) short-term trade credit; (iii) cash generated from operations on an ongoing basis as we sell our merchandise inventory; and (iv) a $50 million revolving credit facility. Trade credit represents a significant source of financing for inventory purchases and arises from customary payment terms and trade practices with our vendors.  Historically, our principal liquidity requirements have been for working capital and capital expenditure needs.

We believe that our existing sources of liquidity will be sufficient to fund our operations and anticipated capital expenditures for at least the next 12 months.

We anticipate that capital expenditures will be approximately $5 million to $6 million in fiscal 2012, including amounts related to approximately 5 new stores that we plan to open in fiscal 2012.  We plan to finance these capital expenditures with cash flow from operations and existing cash balances.

The following table discloses aggregate information about our contractual obligations as of January 28, 2012 and the periods in which payments are due:

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
	(in thousands)
Contractual obligations:
Operating leases (1)	$128,855	$36,884	$59,260	$27,327	$5,384
Purchase obligations	78,838	78,838	—	—	—
Total contractual cash obligations	$207,693	$115,722	$59,260	$27,327	$5,384

(1)         Represents fixed minimum rents in stores and does not include incremental rents which are computed as a percentage of net sales. For example, in fiscal 2011 incremental percentage rent was approximately $0.9 million, which represented 2.3% of total rent expense.

Indebtedness. On October 27, 2011, we entered into a new, five-year, $50 million credit facility with Bank of America to replace our prior $20 million credit facility.  The new facility includes a $25 million uncommitted “accordion” feature that under certain circumstances could allow us to increase the size of the facility to $75 million.  Borrowings, if any, under the new facility will bear interest (a) for LIBOR Rate Loans, at LIBOR plus 1.5%, or (b) for Base Rate Loans, at a rate equal to the highest of (i) the prime rate plus 0.5%, (ii) the Federal Funds Rate plus 1.0%, or (iii) LIBOR plus 1.5%.  The new facility is secured by our inventory, accounts receivable and related assets, but not our real estate, fixtures and equipment, and it contains one financial covenant, a fixed charge coverage ratio, which is applicable and tested only in certain circumstances. The facility has an unused commitment fee of 0.25% and permits the payment of cash dividends subject to certain limitations.  We have had no borrowings under either the new or prior facility.

Operating Leases. We lease our stores under operating leases, which generally have an initial term of five years with renewal options. The typical store lease requires a combination of both fixed monthly rents and contingent rents computed as a percentage of net sales after a certain sales threshold has been met. For fiscal 2011, rent expense was $39.8 million compared with $33.7 million in fiscal 2010 (including $0.9 million and $1.3 million of percentage rent, respectively, in fiscal 2011 and 2010).

Purchase Obligations. As of January 28, 2012, we had purchase obligations of $78.8 million, all of which were for less than one year. These purchase obligations consist of outstanding merchandise orders.

Off-Balance Sheet Arrangements

Other than the store operating leases described above, we do not have any off-balance sheet arrangements.

Outstanding Stock Options

As of January 28, 2012, we had outstanding vested options to purchase 54,875 shares of common stock at a weighted average exercise price of $32.22 per share.  There were no unvested options to purchase shares of common stock as of January 28, 2012. Based on the closing price of our common stock of $9.27 per share on January 27, 2012, the intrinsic value of the options outstanding on January 28, 2012 was $19,000.

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

Inventory

Inventory is stated at the lower of cost (first-in, first-out basis) or market as determined by the retail inventory method for store inventory and the average cost method for distribution center inventory. Under the retail inventory method, the cost of inventory is determined by calculating a cost-to-retail ratio and applying it to the retail value of inventory. Inherent in the retail inventory calculation are certain significant management judgments and estimates, including, among others, merchandise markups, markdowns and shrinkage, which impact the ending inventory valuation at cost as well as resulting gross margins. Merchandise markdowns are reflected in the inventory valuation when the price of an item is lowered in the stores. As a result, we believe the retail inventory method results in a more conservative inventory valuation than other accounting methods. We estimate and record an allowance for shrinkage for the period between the last physical count and the balance sheet date. The estimate of shrinkage can be affected by changes in actual shrinkage trends. Inventory shrinkage as a percentage of sales has ranged from 0.9% to 1.1% during fiscal years 2009 through 2011. The allowance for estimated inventory shrinkage was $2.0 million and $1.9 million as of January 28, 2012 and January 29, 2011, respectively.  Many retailers have arrangements with vendors that provide for rebates and allowances under certain conditions, which ultimately affect the value of the inventory. We do not generally enter into such arrangements with our vendors. There were no material changes in the estimates or assumptions related to the valuation of inventory during fiscal 2011.

Property and Equipment, net

We have a significant investment in property and equipment stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the lesser of the estimated useful lives (primarily three to five years for computer equipment and furniture, fixtures and equipment, five years for leasehold improvements, seven years for major purchased software systems, and fifteen to twenty years for buildings and building improvements) of the related assets or the relevant lease term. Any reduction in these estimated useful lives would result in a higher annual depreciation expense for the related assets. There were no material changes in the estimates or assumptions related to the valuation and classification of property and equipment during fiscal 2011.

Impairment of Long-Lived Assets

We continually evaluate whether events and changes in circumstances warrant revised estimates of the useful lives or recognition of an impairment loss for long-lived assets. If facts and circumstances indicate that a long-lived asset may be impaired, the carrying value is reviewed. If this review indicates that the carrying value of the asset will not be recovered as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value. Non-cash impairment losses related to leasehold improvements and fixtures and equipment at underperforming stores totaled $5.1 million, $0.2 million and $0.1 million in fiscal 2011, 2010 and 2009, respectively. There were no changes in our impairment loss methodology in fiscal 2011; however, impairment losses were significantly higher in the year due to changes in estimates of future store cash flows resulting from declining comparable store sales and gross margin.  As of January 28, 2012 there are an additional 31 stores with asset carrying values totaling $5.1 million that will require close monitoring in the future.  Impairment losses in the future are dependent on a number of factors such as site selection and general economic trends on a localized, regional, or national basis, and thus could be significantly different from historical results. To the extent our estimates for net sales, gross profit and store expenses are not realized, future assessments of recoverability could result in impairment charges.

Insurance Liabilities

We are largely self-insured for workers’ compensation costs and employee medical claims.  Our self-insurance liabilities are based on the total estimated costs of claims filed and estimates of claims incurred but not reported, less amounts paid against such claims.  We use current and historical claims data, together with information from actuarial studies, in developing our estimates.  The insurance liabilities we record are primarily influenced by the frequency and severity of claims and the Company’s growth.  If the underlying facts and circumstances related to the claims change, then we may be required to record more or less expense which could be material in relation to our results of operations.  Our self-insurance liabilities totaled $2.2 million ($1.7 million current and $0.5 million noncurrent) as of January 28, 2012 and $1.9 million ($1.3 million current and $0.6 million noncurrent) as of January 29, 2011. There were no material changes in the estimates or assumptions related to insurance liabilities during fiscal 2011.

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

Certain leases provide for contingent rents that are not measurable at inception. These contingent rents are primarily based on a percentage of net sales that are in excess of a predetermined level. These amounts are excluded from minimum rent and are included in the determination of total rent expense when it is probable that the expense has been incurred and the amount is reasonably estimable. There were no material changes in the estimates or assumptions related to operating leases during fiscal 2011.

Accounting for Income Taxes

We account for income taxes under the asset and liability method. The computation of income taxes is subject to estimation due to the judgment required and the uncertainty related to the recoverability of deferred tax assets or the outcome of tax audits. We adjust our income tax provision in the period it is determined that actual results will differ from our estimates. Tax law and rate changes are reflected in the income tax provision in the year in which such changes are enacted. There were no material changes in the estimates or assumptions related to income taxes during fiscal 2011, except that losses incurred in fiscal 2011 caused us to conclude that our future ability to utilize certain tax credits in one state was no longer more likely than not, necessitating a charge to income tax expense and a reduction in deferred tax assets of $0.8 million in connection with the establishment of a valuation allowance.

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

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to financial market risks related to changes in interest rates earned on our investments. We cannot predict market fluctuations in interest rates. As a result, future results may differ materially from estimated results due to changes in interest rates. A hypothetical 100 basis point change in prevailing market interest rates would not have materially impacted our financial position, results of operations or cash flows for fiscal 2011. We do not engage in financial transactions for trading or speculative purposes and have not entered into any interest rate hedging contracts. Interest rates on our credit facility did not impact us in fiscal 2011 because we did not borrow during the year.

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

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item and the report of the independent accountant thereon required by Item 14(a)(2) appear beginning on page F-2 of this Report.  See accompanying Index to the consolidated financial statements on page F-1. The supplementary financial data required by Item 302 of Regulation S-K appears in note 13 to the consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended January 28, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item with respect to our executive officers and directors, compliance by our directors, executive officers and certain beneficial owners of our common stock with Section 16(a) of the Exchange Act, the committees of our Board of Directors, our Audit Committee Financial Expert and our Code of Ethics is incorporated herein by reference to information under the captions entitled “Board of Directors and Committees of the Board of Directors,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance”  in our definitive proxy statement (to be filed hereafter) in connection with our 2012 Annual Meeting of Stockholders and possibly elsewhere in the proxy statement (or will be filed by amendment to this Report).

ITEM 11.      EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to information under the captions entitled “Executive Compensation,” “Board of Directors and Committees of the Board of Directors” and “Compensation Committee Report” in our definitive proxy statement (to be filed hereafter) in connection with our 2012 Annual Meeting of Stockholders and possibly elsewhere in the proxy statement (or will be filed by amendment to this Report).

ITEM 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item with respect to ownership of our common stock is incorporated herein by reference to the information under the caption entitled “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement (to be filed hereafter) in connection with our 2012 Annual Meeting of Stockholders and possibly elsewhere in the proxy statement (or will be filed by amendment to this Report).

Equity Compensation Plan Information.  The following table represents those securities authorized for issuance as of January 28, 2012 under our existing equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1) (a)	Weighted average exercise price of outstanding options, warrants and rights (2) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (3) (c)
Equity compensation plans approved by security holders	54,875	$32.22	641,201
Equity compensation plans not approved by security holders	—	—	—
Total	54,875	$32.22	641,201

(1)     Includes 3,900 outstanding options issued under the 1999 Allied Fashion Stock Option Plan.  This plan was replaced in May 2005 by the Citi Trends, Inc. 2005 Long-Term Incentive Plan (the “Incentive Plan”), which provides for the issuance of up to 1,300,000 shares of common stock upon the exercise of stock options or as awards of nonvested restricted stock and other performance awards. Also, includes 50,975 outstanding options issued under the Incentive Plan.  Does not include 285,609 nonvested restricted stock grants issued under the Incentive Plan.

(2)         The weighted average exercise price is for options only and does not include nonvested restricted stock.

(3)         Consists of shares available for awards of options, nonvested restricted stock and other performance awards under the Incentive Plan.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information under the captions entitled “Certain Relationships and Related Party Transactions” and “Board of Directors and Committees of the Board of Directors” in our definitive proxy statement (to be filed hereafter) in connection with our 2012 Annual Meeting of Stockholders and possibly elsewhere in the proxy statement (or will be filed by amendment to this Report).

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information under the caption entitled “Ratification of Independent Registered Public Accounting Firm” in our definitive proxy statement (to be filed hereafter) in connection with our 2012 Annual Meeting of Stockholders and possibly elsewhere in the proxy statement (or will be filed by amendment to this Report).

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

*10.2

Amendment to the 1999 Allied Fashion Inc. Stock Option Plan (as previously amended and restated effective as of June 17, 2004) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 28, 2006)

*10.3	Citi Trends, Inc. 2005 Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2008)

*10.4	Form of Restricted Stock Award Agreement for Employees (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2008)

*10.5	Form of Restricted Stock Award Agreement for Directors (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended February 3, 2007)

*10.6	Form of Stock Option Agreement for Employees (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended February 3, 2007)

*10.7	Form of Stock Option Agreement for Directors (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended February 3, 2007)

*10.8	Offer Letter to Ivy Council dated December 6, 2006 (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended February 2, 2008)

*10.9	Offer Letter to Bruce D. Smith dated April 2, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2007)

10.10

Credit Agreement dated March 26, 2008 among Citi Trends, Inc., as Borrower, the Subsidiaries of the Borrower identified therein, as the Guarantors, and Bank of America, N.A., as Lender (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended February 2, 2008)

*10.11

Employment Agreement between the Company and Elizabeth Feher dated April 2, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 3, 2008)

10.12

UBS Offer Letter dated October 8, 2008, together with Acceptance Form of Citi Trends, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 1, 2008)

*10.13

Employment Agreement between the Company and R. David Alexander, Jr. dated December 5, 2008 (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended January 31, 2009)

10.14

First Amendment to Credit Agreement, dated as of March 25, 2009, by and between Citi Trends, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended January 31, 2009)

*10.15

Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and R. David Alexander, Jr. dated March 25, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2009)

*10.16

Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and Elizabeth R. Feher dated March 25, 2009 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2009)

*10.17

Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and Bruce D. Smith dated March 25, 2009 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2009)

*10.18

Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and Ivy D. Council dated March 25, 2009 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2009)

*10.19

Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and James A. Dunn dated March 25, 2009 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2009)

*10. 20

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

*10.25	Citi Trends, Inc. Annual Incentive Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2009)

*10.26	Form of Restricted Stock Award Agreement for Employees (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2009)

*10.27	Form of Restricted Stock Award Agreement for Directors (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2009)

10.28

Second Amendment to Credit Agreement, dated as of March 22, 2010, by and between Citi Trends, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended January 30, 2010)

*10.29	Offer Letter to Charles D. Crowell dated February 3, 2011

*10.30	Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and Charles D. Crowell dated April 25, 2011

*10.31	Severance Agreement between the Company and Charles D. Crowell dated April 25, 2011

10.32

Third Amendment to Credit Agreement, dated as of July 27, 2011, by and between Citi Trends, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2011)

10.33

Credit Agreement dated October 27, 2011 among Citi Trends, Inc., as Borrower, its wholly owned subsidiary, as Guarantor, and Bank of America, N.A., as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2011)

*10.34	Summary of terms of employment for R. Edward Anderson

*10.35

Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and R. Edward Anderson dated February 7, 2012 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2012)

*10.36	Severance Agreement between the Company and R. Edward Anderson dated February 7, 2012

*10.37	Offer Letter to Jason T. Mazzola dated January 18, 2012

*10.38	Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and Jason T. Mazzola dated February 13, 2012

*10.39	Severance Agreement between the Company and Jason T. Mazzola dated February 13, 2012

21.1	Subsidiary of the Registrant

23.1	Consent of KPMG LLP

31.1	Certification of R. Edward Anderson, Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Bruce D. Smith, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of R. Edward Anderson, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Bruce D. Smith, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial statements from Citi Trends, Inc.’s Annual Report on Form 10-K for the year ended January 28, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders’ Equity and (v) Notes to Consolidated Financial Statements.^

*                    Indicates management contract or compensatory plan or arrangement.

^                     In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITI TRENDS, INC.
(Registrant)

Date	April 11, 2012	By	/s/ R. Edward Anderson	/s/ Bruce D. Smith
			R. Edward Anderson	Bruce D. Smith
			Chief Executive Officer (Principal Executive Officer)	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ R. Edward Anderson	Chief Executive Officer	April 11, 2012
R. Edward Anderson	(Principal Executive Officer) and Chairman of the Board of Directors

/s/ Bruce D. Smith	Executive Vice President and	April 11, 2012
Bruce D. Smith	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Brian P. Carney	Director	April 11, 2012
Brian P. Carney

/s/ Lawrence E. Hyatt	Director	April 11, 2012
Lawrence E. Hyatt

/s/ John S. Lupo	Director	April 11, 2012
John S. Lupo

/s/ Patricia M. Luzier	Director	April 11, 2012
Patricia M. Luzier

Citi Trends, Inc.
Index to Consolidated Financial Statements

CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED JANUARY 28, 2012, JANUARY 29, 2011 AND JANUARY 30, 2010

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

•                  pertain to maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•                  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are made only in accordance with authorizations of management and directors of the Company; and

•                  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we assessed the effectiveness of our internal control over financial reporting as of January 28, 2012, based on the criteria described in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our management concluded that our internal control over financial reporting was effective based on those criteria as of January 28, 2012.

Our independent registered public accounting firm, KPMG LLP, audited the effectiveness of our internal control over financial reporting as of January 28, 2012, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Citi Trends, Inc.:

We have audited the accompanying consolidated balance sheets of Citi Trends, Inc. and subsidiary (the Company) as of January 28, 2012 and January 29, 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years ended January 28, 2012, January 29, 2011, and January 30, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citi Trends, Inc. and subsidiary as of January 28, 2012 and January 29, 2011, and the results of their operations and their cash flows for each of the years ended January 28, 2012, January 29, 2011, and January 30, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Citi Trends, Inc.’s internal control over financial reporting as of January 28, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 11, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

(signed) KPMG LLP

Jacksonville, Florida
April 11, 2012

Certified Public Accountants

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Citi Trends, Inc.:

We have audited Citi Trends Inc. and subsidiary’s (the Company) internal control over financial reporting as of January 28, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company and subsidiary as of January 28, 2012 and January 29, 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the fiscal years ended January 28, 2012, January 29, 2011, and January 30, 2010, our report dated April 11, 2012, expressed an unqualified opinion on those consolidated financial statements.

(signed) KPMG LLP

Jacksonville, Florida

April 11, 2012

Certified Public Accountants

Citi Trends, Inc.

Consolidated Balance Sheets

January 28, 2012 and January 29, 2011

(in thousands, except share data)

	January 28, 2012	January 29, 2011
Assets
Current assets:
Cash and cash equivalents	$41,986	$69,231
Short-term investment securities	902	586
Inventory	131,526	121,432
Prepaid and other current assets	10,522	11,238
Income tax receivable	11,195	524
Deferred tax asset	5,829	4,907
Assets held for sale	1,415	—
Total current assets	203,375	207,918
Property and equipment, net	90,541	85,299
Long-term investment securities	18,840	9,205
Goodwill	—	1,371
Deferred tax asset	1,223	2,001
Other assets	798	608
Total assets	$314,777	$306,402

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$78,941	$67,934
Accrued expenses	15,729	14,587
Accrued compensation	10,345	8,597
Layaway deposits	603	444
Total current liabilities	105,618	91,562
Other long-term liabilities	12,756	10,036
Total liabilities	118,374	101,598

Stockholders’ equity:
Common stock, $0.01 par value. Authorized 32,000,000 shares; 15,062,300 shares issued as of January 28, 2012 and 14,989,535 shares issued as of January 29, 2011; 14,896,550 shares outstanding as of January 28, 2012 and 14,823,785 shares outstanding as of January 29, 2011	148	147
Paid in capital	78,588	76,976
Retained earnings	117,832	127,846
Treasury stock, at cost; 165,750 shares as of January 28, 2012 and January 29, 2011	(165)	(165)
Total stockholders’ equity	196,403	204,804

Commitments and contingencies (note 11)
Total liabilities and stockholders’ equity	$314,777	$306,402

See accompanying notes to consolidated financial statements

Citi Trends, Inc.

Consolidated Statements of Operations

Years Ended January 28, 2012, January 29, 2011, and January 30, 2010

(in thousands, except per share data)

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Net sales	$640,824	$622,528	$551,869
Cost of sales	420,321	383,318	338,898
Gross profit	220,503	239,210	212,971
Selling, general and administrative expenses	207,025	187,231	165,166
Depreciation and amortization	24,958	20,324	18,319
Asset impairment	6,514	211	112
(Loss) income from operations	(17,994)	31,444	29,374
Interest income	243	174	404
Interest expense	(79)	(24)	(92)
(Loss) income before income taxes	(17,830)	31,594	29,686
Income tax (benefit) expense	(7,816)	10,742	9,969
Net (loss) income	$(10,014)	$20,852	$19,717

Basic net (loss) income per common share	$(0.69)	$1.44	$1.36
Diluted net (loss) income per common share	$(0.69)	$1.44	$1.36

Weighted average number of shares outstanding
Basic	14,589	14,503	14,364
Diluted	14,589	14,523	14,396

See accompanying notes to consolidated financial statements

Citi Trends, Inc.

Consolidated Statements of Cash Flows

Years Ended January 28, 2012, January 29, 2011, and January 30, 2010

(in thousands)

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Operating activities:
Net (loss) income	$(10,014)	$20,852	$19,717
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	24,958	20,324	18,319
Asset impairment	6,514	211	112
Deferred income taxes	(144)	98	(1,079)
Loss on disposal of property and equipment	320	161	260
Noncash stock-based compensation expense	2,573	3,095	2,495
Decrease (increase) in excess tax benefits from stock-based payment arrangements	268	(383)	(570)
Changes in assets and liabilities:
Inventory	(10,094)	(20,558)	(14,615)
Prepaid and other current assets	716	(829)	216
Other assets	(190)	(91)	(112)
Accounts payable	11,007	5,228	10,411
Accrued expenses and other long-term liabilities	5,221	420	1,120
Accrued compensation	1,748	(903)	1,986
Income tax receivable/payable	(10,939)	(3,165)	2,912
Layaway deposits	159	(201)	81
Net cash provided by operating activities	22,103	24,259	41,253

Investing activities:
Purchases of investment securities	(11,380)	(17,497)	—
Sales/redemptions of investment securities	1,429	40,731	10,800
Purchases of property and equipment	(38,437)	(40,769)	(22,097)
Net cash used in investing activities	(48,388)	(17,535)	(11,297)

Financing activities:
(Decrease) increase in excess tax benefits from stock-based payment arrangements	(268)	383	570
Repayments on capital lease obligations	—	—	(1,403)
Cash used to settle withholding taxes on stock option exercises and the vesting of nonvested restricted stock	(732)	(1,123)	(489)
Proceeds from the exercise of stock options	40	254	843
Net cash used in financing activities	(960)	(486)	(479)
Net (decrease) increase in cash and cash equivalents	(27,245)	6,238	29,477

Cash and cash equivalents:
Beginning of year	69,231	62,993	33,516
End of year	$41,986	$69,231	$62,993

Supplemental disclosures of cash flow information:
Cash paid for interest	$54	$3	$72
Cash paid for income taxes	$3,267	$13,809	$8,136
Supplemental disclosures of noncash financing and investing activities:
(Decrease) increase in accrual for purchases of property and equipment	$(1,359)	$1,435	$1,524

See accompanying notes to consolidated financial statements

Citi Trends, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended January 28, 2012, January 29, 2011, and January 30, 2010

(in thousands, except share amounts)

	Common Stock		Paid in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balances—January 31, 2009	14,698,852	$145	$70,950	$87,277	165,750	$(165)	$158,207
Exercise of stock options	79,197	1	842				843
Increase in excess tax benefits from stock based payment arrangements			570				570
Issuance of nonvested shares to employees and directors under incentive plan	159,998						—
Forfeiture of nonvested shares by employees and directors	(18,274)						—
Stock-based compensation expense			2,495				2,495
Net share settlement of nonvested shares	(20,196)		(489)				(489)
Net income				19,717			19,717
Balances—January 30, 2010	14,899,577	146	74,368	106,994	165,750	(165)	181,343
Exercise of stock options	28,055	1	253				254
Increase in excess tax benefits from stock based payment arrangements			383				383
Issuance of nonvested shares to employees and directors under incentive plan	141,092						—
Forfeiture of nonvested shares by employees and directors	(43,705)						—
Stock-based compensation expense			3,095				3,095
Net share settlement of nonvested shares	(35,484)		(1,123)				(1,123)
Net income				20,852			20,852
Balances—January 29, 2011	14,989,535	147	76,976	127,846	165,750	(165)	204,804
Exercise of stock options	13,049	1	39				40
Decrease in excess tax benefits from stock based payment arrangements			(268)				(268)
Issuance of nonvested shares to employees and directors under incentive plan	242,277						—
Forfeiture of nonvested shares by employees and directors	(149,600)						—
Stock-based compensation expense			2,573				2,573
Net share settlement of options			(61)				(61)
Net share settlement of nonvested shares	(32,961)		(671)				(671)
Net loss				(10,014)			(10,014)
Balances—January 28, 2012	15,062,300	$148	$78,588	$117,832	165,750	$(165)	$196,403

See accompanying notes to consolidated financial statements

Citi Trends, Inc.

Notes to Consolidated Financial Statements

January 28, 2012, January 29, 2011 and January 30, 2010

(1)      Organization and Business

Citi Trends, Inc. and its subsidiary (the “Company”) operate as a value-priced retailer of urban fashion apparel and accessories for the entire family. As of January 28, 2012, the Company operated 511 stores in 29 states.

(2)      Summary of Significant Accounting Policies

(a)  Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany transactions and balances have been eliminated in consolidation.

(b)  Fiscal Year

The Company’s fiscal year ends on the Saturday closest to January 31 of each year. The years ended January 28, 2012, January 29, 2011, and January 30, 2010 are referred to as fiscal 2011, fiscal 2010, and fiscal 2009, respectively, in the accompanying consolidated financial statements. Each of these three fiscal years is comprised of 52 weeks.

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

(f)    Goodwill

Goodwill represents the excess of the purchase price over the fair value of assets acquired.  Goodwill acquired in a purchase business combination and determined to have an indefinite useful life is not amortized, but instead tested for impairment at least annually or more frequently if events occur or circumstances change which would, more likely than not, reduce the fair value of a reporting unit below its carrying value.

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

(i)  Stock-Based Compensation

The Company recognizes compensation expense associated with all nonvested restricted stock and stock options based on an estimate of the grant-date fair value of each equity award. Grants of nonvested restricted stock are valued based on the closing stock price on the grant date, while the fair values of options issued are estimated at each grant date using the Black-Scholes Merton option pricing model. See Note 10 for additional information on the Company’s stock-based compensation plans.

(j)   Revenue Recognition

Revenue from retail sales net of sales taxes is recognized at the time the customer takes possession of and pays for merchandise, less an allowance for returns. The Company allows customers to return merchandise for up to thirty days after the date of sale and the Company reduces revenues for each fiscal year using a combination of actual and estimated return information for the returns in the thirty days after the year ends. The provision for returns was $0.2 million as of January 28, 2012 and January 29, 2011.  Revenue from layaway sales is recognized when the customer has paid for and received the merchandise. If the merchandise is not fully paid for within sixty days, the customer is given a store credit for merchandise payments made, less a re-stocking and layaway service fee. Such fees, which are non-refundable, are recognized in revenue when collected. The introduction of gift cards to all stores was completed in early 2010.  Proceeds from the sale of gift cards are deferred until the customers use the cards to purchase merchandise.  No amounts have yet been amortized into income for gift cards not expected to be redeemed (“breakage”) due to the lack of time that has lapsed since cards began being sold under the recently implemented program. All sales are from cash, check or major credit card company transactions. The Company does not offer company-sponsored customer credit accounts.

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

The following table provides a reconciliation of the number of average common shares outstanding used to calculate basic earnings per share to the number of common shares and common stock equivalents outstanding used in calculating diluted earnings per share for fiscal 2011, 2010, and 2009:

	2011	2010	2009
Average number of common shares outstanding	14,589,247	14,503,418	14,363,894
Incremental shares from assumed exercises of stock options	—	17,208	31,711
Incremental shares from assumed vesting of nonvested restricted stock	—	2,036	—
Average number of common shares and common stock equivalents outstanding	14,589,247	14,522,662	14,395,605

The dilutive effect of stock-based compensation arrangements is accounted for using the treasury stock method.  This method assumes that the proceeds the Company receives from the exercise of stock options are used to repurchase common shares in the market.  The Company includes as assumed proceeds the amount of compensation cost attributed to future services and not yet recognized, and the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of outstanding options and vesting of nonvested restricted stock.  For fiscal 2011, 2010, and 2009, respectively, there were 53,000, 53,000, and 65,000 options outstanding to purchase shares of common stock excluded from the calculation of diluted earnings per share because of antidilution.

On February 1, 2009, the Company changed its method of computing earnings per share as required by the newly issued Financial Accounting Standards Board (“FASB”) Staff Position Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP EITF 03-6-1”).  This EITF was subsequently codified under the FASB Accounting Standards Codification, as issued in June 2009, into FASB ASC Topic 260-10, Earnings Per Share.  This pronouncement addresses determinations as to whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the required two-class method.  Nonvested restricted stock awards granted to employees and non-employee directors contained nonforfeitable dividend rights prior to October 31, 2009, when amendments agreed to between the Company and its associates became effective.  Such amendments resulted in the dividend rights being forfeitable in the event an associate leaves the employ of the Company prior to the vesting of the restricted stock awards.  Accordingly, such awards were considered participating securities through the third quarter of fiscal 2009; however, have not been treated as participating securities since that time.

(m)  Advertising

The Company expenses advertising as incurred. Advertising expense for fiscal 2011, 2010 and 2009 was $3.2 million, $2.7 million and $2.6 million, respectively.

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

The Company is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. As of January 28, 2012 and January 29, 2011, the Company included a liability of $0.7 million and $0.6 million, respectively, in other long-term liabilities, representing estimated expenses that would be incurred upon the termination of the Company’s operating leases.

(o)  Store Opening and Closing Costs

New and relocated store opening period costs are charged directly to expense when incurred. When the Company decides to close or relocate a store, the Company records an expense for the present value of expected future rent payments, net of sublease income, if any, in the period that a store closes or relocates. All store opening and closing costs are included in selling, general and administrative expenses on the consolidated statements of operations.

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

The most significant estimates made by management include those used in the valuation of inventory, property and equipment, self-insurance liabilities, leases and income taxes. Management periodically evaluates estimates used in the preparation of the consolidated financial statements for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based on such periodic evaluations.

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

(t)   Reclassification

A reclassification has been made to the fiscal 2010 and 2009 Consolidated Statements of Operations and Consolidated Statements of Cash Flows to present asset impairment expense as a separate line item rather than within depreciation expense, consistent with the presentation for fiscal 2011.

(3)      Impairment

Goodwill

Goodwill impairment is determined using a two-step process.  The first step is to identify if a potential impairment exists by comparing the Company’s fair value with its carrying amount, including goodwill.  In the Company’s case, there is only one reporting unit, therefore, fair value and carrying value used in the test are at the consolidated level.  If fair value exceeds the carrying amount, goodwill is not considered to have a potential impairment and the second step of the impairment test is not necessary.

The goodwill impairment testing done as of January 28, 2012 indicated that the Company’s carrying value exceeded fair value, requiring that the second step of the test be performed.  The second step compares the carrying value of goodwill to an implied fair value of goodwill, which is derived by performing a hypothetical purchase price allocation for the Company as of year-end, allocating the Company’s estimated fair value to its assets and liabilities.  The residual amount, if any, from performing this allocation represents the implied fair value of goodwill, and if such value is less than the carrying value of goodwill, an impairment charge is recorded for the difference.  The results of the second step of the test indicated that goodwill, totaling $1.4 million, should be fully impaired, resulting in a non-cash charge to asset impairment expense in the fourth quarter of fiscal 2011.  The Company performed this analysis at the end of fiscal 2010 and no impairment was indicated.

Long-Lived Assets

Non-cash impairment expense related to leasehold improvements and fixtures and equipment at 39 underperforming stores totaled $5.1 million in fiscal 2011.  Impairment losses totaled $0.2 million and $0.1 million in fiscal 2010 and 2009, respectively.

(4)      Closure of Distribution Center

The Company closed its distribution center in Savannah, Georgia in June 2011.  A real estate broker has been engaged to sell the Savannah land and building; accordingly, the net book value of the related assets has been classified as assets held for sale in the January 28, 2012 consolidated balance sheet.  The closure of the distribution center required the Company to test the asset for potential impairment.  The Company evaluated the fair value of the distribution center, including estimates by real estate brokers, and determined that estimated fair value is in excess of the $1.4 million net book value, therefore, no impairment charge is necessary.

In connection with the closure of the distribution center, the Company incurred $0.6 million of expenses in fiscal 2011, and such amount has been recorded in selling, general and administrative expenses within the consolidated statement of operations for the year ended January 28, 2012.

(5)      Property and Equipment, net

The components of property and equipment as of January 28, 2012 and January 29, 2011 are as follows (in thousands):

	January 28,	January 29,
	2012	2011
Land	$246	$1,056
Buildings	21,893	22,713
Leasehold improvements	70,809	58,676
Furniture, fixtures and equipment	91,649	74,741
Computer equipment	22,323	19,818
Construction in progress	2,496	2,925
	209,416	179,929
Accumulated depreciation and amortization	(118,875)	(94,630)
	$90,541	$85,299

(6)      Fair Value Measurements

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

As of January 28, 2012, the Company’s investment securities are classified as held-to-maturity since the Company has the intent and ability to hold the investments to maturity.  Such securities are carried at amortized cost plus accrued interest and consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Bank certificates of deposit (Level 2)	$902	$1	$—	$903
Long-term:
Obligations of the U. S. Treasury (Level 1)	$4,986	$77	$—	$5,063
Obligations of states and municipalities (Level 2)	1,809	19	—	1,828
Bank certificates of deposit (Level 2)	12,045	—	1	12,044
	$18,840	$96	$1	$18,935

The amortized cost and fair market value of investment securities as of January 28, 2012 by contractual maturity are as follows (in thousands):

	Amortized Cost	Fair Market Value
Mature in one year or less	$902	$903
Mature after one year through five years	18,840	18,935
	$19,742	$19,838

As of January 29, 2011, the Company’s investment securities were classified as held-to-maturity and consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Obligations of states and municipalities (Level 2)	$586	$—	$—	$586
Long-term:
Obligations of the U. S. Treasury (Level 1)	$4,978	$14	$—	$4,992
Bank certificates of deposit (Level 2)	4,227	—	—	4,227
	$9,205	$14	$—	$9,219

The amortized cost and fair market value of investment securities as of January 29, 2011 by contractual maturity were as follows (in thousands):

	Amortized Cost	Fair Market Value
Due in one year or less	$586	$586
Due after one year through five years	9,205	9,219
	$9,791	$9,805

There were no changes among the levels in the three fiscal years ended January 28, 2012.

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

The following table provides a summary of changes in fair value of the Company’s ARS for the years ended January 29, 2011 and January 30, 2010 (in thousands):

	Level 3
	Put Option Related to ARS	Auction Rate Securities
Balance as of January 31, 2009	$4,901	$38,924
Unrealized (losses) gains included in earnings	(347)	347
Sales/redemptions of investment securities	(1,247)	(9,553)
Balance as of January 30, 2010	3,307	29,718
Unrealized (losses) gains included in earnings	62	(62)
Sales/redemptions of investment securities	(3,369)	(29,656)
Balance as of January 29, 2011	$—	$—

(7)      Revolving Line of Credit

On October 27, 2011, the Company entered into a new, five-year, $50 million credit facility with Bank of America to replace its prior $20 million credit facility.  The new facility includes a $25 million uncommitted “accordion” feature that under certain circumstances could allow the Company to increase the size of the facility to $75 million.  Borrowings, if any, under the new facility will bear interest (a) for LIBOR Rate Loans, at LIBOR plus 1.5%, or (b) for Base Rate Loans, at a rate equal to the highest of (i) the prime rate plus 0.5%, (ii) the Federal Funds Rate plus 1.0%, or (iii) LIBOR plus 1.5%.  The new facility is secured by the Company’s inventory, accounts receivable and related assets, but not its real estate, fixtures and equipment, and it contains one financial covenant, a fixed charge coverage ratio, which is applicable and tested only in certain circumstances. The facility has an unused commitment fee of 0.25% and permits the payment of cash dividends subject to certain limitations, including a requirement that there were no borrowings outstanding in the 30 days prior to the dividend payment and no borrowings are expected in the 30 days subsequent to the payment.  The Company has had no borrowings under either the new or prior facility.

(8)      Income Taxes

Income tax (benefit) expense for fiscal 2011, 2010, and 2009 consists of the following (in thousands):

	2011	2010	2009
Current:
Federal	$(6,809)	$9,304	$9,474
State	(863)	1,340	1,574
Total current	(7,672)	10,644	11,048
Deferred:
Federal	(499)	429	(676)
State	355	(331)	(403)
Total deferred	(144)	98	(1,079)
Total income tax (benefit) expense	$(7,816)	$10,742	$9,969

Income tax (benefit) expense computed using the federal statutory rate is reconciled to the reported income tax (benefit) expense as follows for fiscal 2011, 2010, and 2009 (in thousands):

	2011	2010	2009
Statutory rate applied to (loss) income before income taxes	$(6,241)	$11,058	$10,390
State income taxes, net of federal benefit	(684)	1,191	1,140
State tax credits	(342)	(443)	(379)
State tax credits - valuation allowance (net of federal benefit)	810	—	—
Tax exempt interest	(9)	(37)	(128)
General business credits	(1,477)	(987)	(1,028)
Other	127	(40)	(26)
Income tax (benefit) expense	$(7,816)	$10,742	$9,969

The components of deferred tax assets and deferred tax liabilities as of January 28, 2012 and January 29, 2011 are as follows (in thousands):

	January 28,	January 29,
	2012	2011
Deferred tax assets:
Deferred rent amortization	$1,980	$1,856
Inventory capitalization	1,898	2,148
Book and tax depreciation differences	—	254
Vacation liability	736	713
State tax credits	1,421	1,031
Stock compensation	1,197	1,346
Insurance liabilities	681	554
Accrued compensation	177	—
Goodwill	88	—
Other	190	146
Subtotal deferred tax assets	8,368	8,048
Less: State tax credits valuation allowance - net	(810)	—
Total deferred tax assets	7,558	8,048

Deferred tax liabilities:
Accrued compensation	—	(526)
Book and tax depreciation differences	(214)	—
Prepaid expenses	(292)	(210)
Goodwill	—	(404)
Total deferred tax liabilities	(506)	(1,140)
Net deferred tax asset	$7,052	$6,908

The Company reviews and assesses uncertain tax positions, with recognition and measurement of tax benefit, if any, based on a “more-likely-than-not” standard with respect to the ultimate outcome, regardless of whether this assessment is favorable or unfavorable.  The Company files income tax returns in U.S. federal and state jurisdictions where it does business and is subject to examinations by the IRS and other taxing authorities.  As of January 28, 2012, there were no benefits taken on the Company’s income tax returns that do not qualify for financial statement recognition.  If a tax position does not meet the minimum statutory threshold to avoid payment of penalties and interest, a company is required to recognize an expense for the amount of the interest and penalty in the period in which the company claims or expects to claim the position on its tax return.  For financial statement purposes, companies are allowed to elect whether to classify such charges as either income tax expense or another expense classification.  Should such expense be incurred in the future, the Company will classify such interest as a component of interest expense and penalties as a component of income tax expense.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible and income tax credits may be utilized, management believes it is more likely than not that the Company will realize the benefits of these deductible differences with the exception of certain tax credits available in one state. Losses incurred in 2011 caused the Company to conclude that its ability to utilize such state’s tax credits was no longer more likely than not, necessitating a charge to income tax expense and a reduction in deferred tax assets of $0.8 million in connection with the establishment of a valuation allowance.  Deferred tax assets as of January 28, 2012 still include the portion of state tax credits that are available through 2026 and are expected to be utilized in the future.  However, if operating results deteriorate in the future, these tax credits may also require a valuation allowance, which would result in a charge to income tax expense and a reduction in deferred tax assets of $0.5 million.

The effective income tax rate for fiscal 2011 includes the recognition of benefits arising from a tax net operating loss generated in 2011 and the benefit of various tax credits, partially offset by the aforementioned valuation allowance for state tax credits.  Under current IRS and state income tax regulations, net operating losses may be carried back up to two years and certain income tax credits may be carried back one year.  The Company plans to amend its income tax returns for the prior two years in order to realize the tax benefits generated from the net operating loss and tax credit carrybacks.  Based on income tax returns already filed for the previous two years, the Company expects to fully recover such benefits.  Accordingly, $6.7 million has been included in income tax receivable related to the carrybacks, together with amounts representing fiscal 2011 deposits which are expected to be refunded.  The Company files income tax returns with the U.S. federal government and various state jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years prior to fiscal 2008.

(9)      Other Long-Term Liabilities

The components of other long-term liabilities as of January 28, 2012 and January 29, 2011 are as follows (in thousands):

	January 28, 2012	January 29, 2011
Deferred rent	$4,433	$3,946
Tenant improvement allowances	7,158	4,848
Other	1,165	1,242
	$12,756	$10,036

(10)      Stockholders’ Equity

Stock-Based Compensation

On March 8, 2005, the Company adopted the 2005 Citi Trends, Inc. Long-Term Incentive Plan (the “Incentive Plan”), which became effective upon the consummation of the Company’s initial public offering in May 2005.  The Incentive Plan superseded and replaced the 1999 Allied Fashion Stock Option Plan (the “1999 Plan”).  The 1999 Plan provided for the grant of incentive and nonqualified options to key employees and directors. The Board of Directors determined the exercise price of the option grants.  The option grants generally vested in equal installments over four years from the date of grant and are generally exercisable up to ten years from the date of grant, which is the contractual life of the options.  The exercise price of stock options may be satisfied through net share settlements.  As of January 28, 2012, there remained outstanding 3,900 options issued under the 1999 Plan.

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

A summary of the status of stock options under the Company’s stock option plans and changes during fiscal 2011 is presented in the table below:

	2011
			Weighted Average
		Weighted Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value

Outstanding as of January 29, 2011	82,698	$26.88	4.1	$530,554
Granted	—	—	—	—
Exercised	(13,049)	2.97	0.8	—
Net shares settled	(3,774)	0.38	0.1	—
Forfeited	(11,000)	37.69	4.0	—

Outstanding as of January 28, 2012	54,875	$32.22	3.9	$18,750

Vested as of January 28, 2012	54,875	$32.22	3.9	$18,750

Exercisable as of January 28, 2012	54,875	$32.22	3.9	$18,750

As of January 28, 2012, the range of exercise prices was $4.46 to $44.03.  As of January 29, 2011 and January 30, 2010 the range of exercise prices was $0.38 to $44.03.

Cash received from options exercised totaled $0.0 million, $0.3 million and $0.8 million in fiscal 2011, 2010 and 2009, respectively.  The intrinsic value of options exercised was $0.2 million, $0.7 million and $1.2 million in fiscal 2011, 2010 and 2009, respectively.

No compensation expense for stock options was recorded during fiscal 2011 as the last grant vested prior to the beginning of the year.  The Company recognized $0.1 million and $0.2 million in compensation expense for option grants during fiscal 2010 and 2009, respectively. The Incentive Plan allows the Company to issue new shares from shares authorized for issuance or repurchase shares on the open market to complete employee stock option exercises.

Shares of nonvested restricted stock granted to employees vest in equal installments over four years from the date of grant.  Shares issued to directors vest one to two years from the date of grant.  The Company records compensation expense on a straight line basis over the requisite service period of the stock recipients which is equal to the vesting period of the stock.  Total compensation cost is calculated based on the closing market price on the date of grant times the number of shares granted.  Using an estimated forfeiture rate equal to 6.2%, the Company expects to recognize $4.3 million in future compensation expense from the grants of nonvested restricted stock over the requisite service period of up to four years.  During fiscal 2011, 2010 and 2009, compensation expense arising from nonvested restricted stock grants totaled $2.6 million, $3.0 million and $2.3 million, respectively.

A summary of activity related to nonvested restricted stock grants during fiscal year 2011 is as follows:

	Nonvested Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of January 29, 2011	294,624	$26.25
Granted	242,277	20.74
Vested	(101,692)	25.42
Forfeited	(149,600)	24.35
Outstanding as of January 28, 2012	285,609	$22.87

Cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised and vesting of restricted shares (“excess tax benefits”) are classified as financing cash flows. (Decrease) increase in such excess tax benefits was $(0.3) million, $0.4 million and $0.6 million in fiscal 2011, 2010 and 2009, respectively.

(11)      Commitments and Contingencies

The Company leases its stores under operating leases, which generally have an initial term of five years with renewal options. Future minimum rent payments under operating leases having noncancellable lease terms as of January 28, 2012 are as follows (in thousands):

Fiscal Year:
2012	$36,884
2013	32,735
2014	26,525
2015	18,248
2016	9,079
Thereafter	5,384
Total future minimum lease payments	$128,855

Certain operating leases provide for fixed monthly rents, while others provide for contingent rents computed as a percentage of net sales and others provide for a combination of both fixed monthly rents and contingent rents computed as a percentage of net sales. Rent expense was $39.8 million, $33.7 million and $28.2 million in fiscal 2011, 2010 and 2009 (including $0.9 million, $1.3 million and $1.5 million of percentage rent), respectively.

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

The Company has not received documentation or other information from the EEOC in support of its letter of determination, but has undertaken its own preliminary internal analysis of the EEOC’s claims and defenses to such claims and has had initial discussions with the EEOC in that regard.  The Company anticipates further discussions with the EEOC and will continue to evaluate the claim as well as potential defenses.  The Company has considered the possibility of reaching a satisfactory conciliation agreement with the EEOC and the individual claimant, and has proposed economic and non-economic terms that might form the basis of such an agreement, including a total economic settlement offer of up to $0.4 million.  The Company is also evaluating other aspects of the conciliation process established by the EEOC.  On March 29, 2012, the Company received a letter from the EEOC responding to the Company’s settlement offer, proposing a counter offer for settlement of $3.1 million and requesting certain additional information from the Company.  The Company is evaluating this counter proposal from the EEOC and its possible responses to it.

On February 24, 2012, a suit was filed in the United States District Court for the Northern District of Alabama, Middle Division, by certain individuals as a purported collective action on behalf of current and former employees of the Company holding store managerial positions.  The plaintiffs allege that store managers have been improperly classified as exempt from the obligation to pay overtime in violation of the Fair Labor Standards Act.  The Company intends to vigorously defend the claims that have been asserted in this lawsuit.  Because of the early stage of this action and the fact that no discovery has been conducted to date, it is not reasonably possible to estimate a range of loss with respect to this matter.  Accordingly, no accrual for costs has been recorded, and the potential impact of this matter on the Company’s financial position, results of operations and cash flows cannot be determined at this time.

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

(12)    Valuation and Qualifying Accounts

The following table summarizes the allowance for inventory shrinkage (in thousands):

Allowance for Inventory Shrinkage
Balance as of January 31, 2009	$1,980
Additions charged to costs and expenses	5,849
Deductions	(5,562)
Balance as of January 30, 2010	2,267
Additions charged to costs and expenses	5,570
Deductions	(5,915)
Balance as of January 29, 2011	1,922
Additions charged to costs and expenses	5,758
Deductions	(5,693)
Balance as of January 28, 2012	$1,987

Additions charged to costs and expenses are the result of estimated inventory shrinkage. Deductions represent actual inventory shrinkage incurred from physical inventories taken during the fiscal year.

(13)    Unaudited Quarterly Results of Operations

	Quarter Ended
	Jan. 28	Oct. 29	Jul. 30	Apr. 30	Jan. 29	Oct. 30	Jul. 31	May 1
	2012 (1)	2011 (1)	2011 (1)	2011	2011 (2)	2010	2010	2010
	(in thousands, except per share and share amounts)

Statement of Income Data:
Net sales	$178,356	$143,067	$130,233	$189,168	$172,043	$140,037	$129,042	$181,406
Cost of sales	124,532	94,909	86,781	114,099	105,184	88,356	80,762	109,016

Gross profit	53,824	48,158	43,452	75,069	66,859	51,681	48,280	72,390
Selling, general and administrative expenses	52,206	53,059	50,688	51,072	47,112	47,243	44,426	48,450
Depreciation and amortization	6,569	6,454	6,351	5,584	5,671	5,134	4,769	4,750
Asset impairment	4,209	696	1,609	—	21	190	—	—

(Loss) income from operations	(9,160)	(12,051)	(15,196)	18,413	14,055	(886)	(915)	19,190
Interest, net	11	44	59	50	27	33	39	51

(Loss) income before income taxes	(9,149)	(12,007)	(15,137)	18,463	14,082	(853)	(876)	19,241
Income tax (benefit) expense	(3,834)	(5,246)	(5,106)	6,370	4,718	(459)	(309)	6,792
Net (loss) income	$(5,315)	$(6,761)	$(10,031)	$12,093	$9,364	$(394)	$(567)	$12,449

Net (loss) income per common share:
Basic (3)	$(0.36)	$(0.46)	$(0.69)	$0.83	$0.64	$(0.03)	$(0.04)	$0.86
Diluted (3)	$(0.36)	$(0.46)	$(0.69)	$0.83	$0.64	$(0.03)	$(0.04)	$0.86
Weighted average shares used to compute net (loss) income per common share:
Basic	14,605,575	14,601,544	14,595,985	14,553,884	14,522,922	14,518,605	14,514,528	14,457,617
Diluted	14,605,575	14,601,544	14,595,985	14,567,423	14,537,007	14,518,605	14,514,528	14,488,767

(1)             The Company recorded non-cash impairment expense related to leasehold improvements and fixtures and equipment at underperforming stores of $1.6 million, $0.7 million, and $2.8 million during the second, third, and fourth quarters of fiscal 2011, respectively.  In addition, the Company recorded non-cash impairment expense related to goodwill of $1.4 million during the fourth quarter of fiscal 2011.

(2)             Financial results for the fourth quarter of fiscal 2010 include an immaterial correction of an error related to an accounting policy.  Prior to the fourth quarter, the Company’s policy was to expense the cost of inbound freight associated with the delivery of inventory to the Company’s distribution centers in the period incurred, rather than capitalizing such costs as a component of inventory and expensing them as the related inventory was sold.  In the fourth quarter of fiscal 2010, the Company began to capitalize inbound freight costs as a component of inventory.  The impact of this correction in the fourth quarter was a reduction in cost of sales of $2.7 million and a resulting increase in net income of $1.8 million, or $0.12 per diluted share.

(3)             Net (loss) income per share is computed independently for each period presented. As a result, the total of net (loss) income per share for the four quarters may not equal the annual amount.