Form 10-Q
period 2012-04-28
Citi Trends Inc
filed 2012-05-30
CIK 1318484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 28, 2012

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

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 14, 2012
Common Stock, $.01 par value	14,905,350 shares

CITI TRENDS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Citi Trends, Inc.

Condensed Consolidated Balance Sheets

April 28, 2012 and January 28, 2012

(Unaudited)

(in thousands, except share data)

	April 28,	January 28,
	2012	2012
Assets
Current assets:
Cash and cash equivalents	$63,964	$41,986
Short-term investment securities	1,637	902
Inventory	115,008	131,526
Prepaid and other current assets	10,065	10,522
Income tax receivable	1,113	11,195
Deferred tax asset	5,156	5,829
Assets held for sale	1,415	1,415
Total current assets	198,358	203,375
Property and equipment, net of accumulated depreciation and amortization of $125,010 and $118,875 as of April 28, 2012 and January 28, 2012, respectively	85,622	90,541
Long-term investment securities	18,088	18,840
Deferred tax asset	2,237	1,223
Other assets	785	798
Total assets	$305,090	$314,777
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$59,996	$78,941
Accrued expenses	15,588	15,729
Accrued compensation	9,040	10,345
Layaway deposits	1,975	603
Total current liabilities	86,599	105,618
Other long-term liabilities	12,218	12,756
Total liabilities	98,817	118,374
Stockholders’ equity:
Common stock, $0.01 par value. Authorized 32,000,000 shares; 15,071,368 shares issued as of April 28, 2012 and 15,062,300 shares issued as of January 28, 2012; 14,905,618 shares outstanding as of April 28, 2012 and 14,896,550 outstanding as of January 28, 2012	148	148
Paid-in-capital	78,354	78,588
Retained earnings	127,936	117,832
Treasury stock, at cost; 165,750 shares as of April 28, 2012 and January 28, 2012	(165)	(165)
Total stockholders’ equity	206,273	196,403
Commitments and contingencies (note 9)
Total liabilities and stockholders’ equity	$305,090	$314,777

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Income

Thirteen Weeks Ended April 28, 2012 and April 30, 2011

(Unaudited)

(in thousands, except per share data)

	Thirteen Weeks Ended
	April 28,	April 30,
	2012	2011
Net sales	$197,694	$189,168
Cost of sales	123,028	114,099
Gross profit	74,666	75,069
Selling, general and administrative expenses	52,669	51,072
Depreciation and amortization	6,145	5,584
Income from operations	15,852	18,413
Interest income	62	54
Interest expense	(49)	(4)
Income before income tax expense	15,865	18,463
Income tax expense	5,761	6,370
Net income	$10,104	$12,093

Basic net income per common share	$0.69	$0.83
Diluted net income per common share	$0.69	$0.83

Weighted average number of shares outstanding
Basic	14,636	14,554
Diluted	14,637	14,567

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Cash Flows

Thirteen Weeks Ended April 28, 2012 and April 30, 2011

(Unaudited)

(in thousands)

	Thirteen Weeks Ended
	April 28,	April 30,
	2012	2011
Operating activities:
Net income	$10,104	$12,093
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,145	5,584
Loss on disposal of property and equipment	10	39
Deferred income taxes	(341)	701
Noncash stock-based compensation expense	544	783
Excess tax benefits from stock-based payment arrangements	444	(739)
Changes in assets and liabilities:
Inventory	16,518	8,052
Prepaid and other current assets	457	467
Other assets	13	(3)
Accounts payable	(18,945)	(8,946)
Accrued expenses and other long-term liabilities	(64)	2,931
Accrued compensation	(1,305)	(1,600)
Income tax receivable/payable	9,638	5,558
Layaway deposits	1,372	1,484
Net cash provided by operating activities	24,590	26,404
Investing activities:
Sales/redemptions of investment securities	17	835
Purchases of investment securities	—	(7,868)
Purchases of property and equipment	(1,851)	(11,902)
Net cash used in investing activities	(1,834)	(18,935)
Financing activities:
Excess tax benefits from stock-based payment arrangements	(444)	739
Proceeds from the exercise of stock options	—	9
Shares acquired to settle withholding taxes on the vesting of nonvested restricted stock	(334)	(601)
Net cash (used in) provided by financing activities	(778)	147
Net increase in cash and cash equivalents	21,978	7,616
Cash and cash equivalents:
Beginning of period	41,986	69,231
End of period	$63,964	$76,847

Supplemental disclosures of cash flow information:
Cash paid for interest	$31	$—
Cash (refunds) payments of income taxes	$(3,536)	$14
Supplemental disclosures of noncash investing activities:
Decrease in accrual for purchases of property and equipment	$(615)	$(403)

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

April 28, 2012

1. Basis of Presentation

Citi Trends, Inc. and its subsidiary (the “Company”) operate as a value-priced retailer of urban fashion apparel and accessories for the entire family.  As of April 28, 2012, the Company operated 511 stores in 29 states.

The condensed consolidated balance sheet as of April 28, 2012 and the condensed consolidated statements of income and cash flows for the thirteen-week periods ended April 28, 2012 and April 30, 2011 have been prepared by the Company without audit. The condensed consolidated balance sheet as of January 28, 2012 has been derived from the audited financial statements as of that date, but does not include all required year end disclosures.  In the opinion of management, such statements include all adjustments considered necessary to present fairly the Company’s financial position as of April 28, 2012 and January 28, 2012, and its results of operations and cash flows for all periods presented.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended January 28, 2012.

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all information and footnotes required by U.S. GAAP for complete financial statements.  Operating results for the thirteen weeks ended April 28, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending February 2, 2013.

The following contains references to years 2012 and 2011, which represent fiscal years ending or ended on February 2, 2013 and January 28, 2012, respectively.  Fiscal 2012 has a 53-week accounting period and fiscal 2011 has a 52-week accounting period.

2. Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and use assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The dilutive effect of stock-based compensation arrangements is accounted for using the treasury stock method.  This method assumes that the proceeds the Company receives from the exercise of stock options are used to repurchase common shares in the market.  The Company includes as assumed proceeds the amount of compensation cost attributed to future services and not yet recognized, and the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of outstanding options and vesting of nonvested restricted stock.  For the thirteen weeks ended April 28, 2012 and April 30, 2011, there were 51,000 and 50,000 stock options, respectively, and 288,000 and 351,000 shares of nonvested restricted stock, respectively, excluded from the calculation of diluted earnings per share because of antidilution.

The following table provides a reconciliation of the average number of common shares outstanding used to calculate basic earnings per share to the number of common shares and common stock equivalents outstanding used in calculating diluted earnings per share for the thirteen weeks ended April 28, 2012 and April 30, 2011:

	Thirteen Weeks Ended
	April 28, 2012	April 30, 2011
Average number of common shares outstanding	14,635,509	14,553,884
Incremental shares from assumed exercises of stock options	1,409	13,539
Incremental shares from assumed vesting of nonvested restricted stock	—	—
Average number of common shares and common stock equivalents outstanding	14,636,918	14,567,423

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

As of April 28, 2012, the Company’s investment securities are classified as held-to-maturity since the Company has the intent and ability to hold the investments to maturity. Such securities are carried at amortized cost plus accrued interest and consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Bank certificates of deposit (Level 2)	$1,637	$2	$—	$1,639
Long-term:
Obligations of the U. S. Treasury (Level 1)	$4,988	$64	$—	$5,052
Obligations of states and municipalities (Level 2)	1,790	17	—	1,807
Bank certificates of deposit (Level 2)	11,310	1	—	11,311
	$18,088	$82	$—	$18,170

The amortized cost and fair market value of investment securities as of April 28, 2012 by contractual maturity are as follows (in thousands):

	Amortized Cost	Fair Market Value
Mature in one year or less	$1,637	$1,639
Mature after one year through five years	18,088	18,170
	$19,725	$19,809

As of January 28, 2012, the Company’s investment securities were classified as held to maturity and consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Bank certificates of deposit (Level 2)	$902	$1	$—	$903
Long-term:
Obligations of the U. S. Treasury (Level 1)	$4,986	$77	$—	$5,063
Obligations of states and municipalities (Level 2)	1,809	19	—	1,828
Bank certificates of deposit (Level 2)	12,045	—	1	12,044
	$18,840	$96	$1	$18,935

The amortized cost and fair market value of investment securities as of January 28, 2012 by contractual maturity were as follows (in thousands):

	Amortized Cost	Fair Market Value
Mature in one year or less	$902	$903
Mature after one year through five years	18,840	18,935
	$19,742	$19,838

There were no changes among the levels in the thirteen weeks ended April 28, 2012.

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

7.  Income Taxes

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

The Company’s effective income tax rate of 36.3% for the thirteen weeks ended April 28, 2012 was higher than the 34.5% rate for the thirteen weeks ended April 30, 2011, because of the expiration of the Work Opportunity Tax Credit (WOTC).  It is possible that Congress will retroactively reinstate the WOTC back to the beginning of 2012; however, due to the uncertainty involved, no WOTC benefits were recorded in the thirteen weeks ended April 28, 2012.  Such benefits would be recorded if and when the legislation is enacted.  If the WOTC had been extended as of the beginning of 2012, the Company’s effective income tax rate would have been 25.6% in the thirteen weeks ended April 28, 2012, with the decrease in such rate from last year resulting from tax credits being higher as a percentage of pretax income in fiscal 2012.

8. Other Long-Term Liabilities

The components of other long-term liabilities as of April 28, 2012 and January 28, 2012 are as follows (in thousands):

	April 28, 2012	January 28, 2012
Deferred rent	$4,210	$4,433
Tenant improvement allowances	6,898	7,158
Other	1,110	1,165
	$12,218	$12,756

9. Commitments and Contingencies

On August 12, 2011, the Company received a letter of determination from the U.S. Equal Employment Opportunity Commission (the “EEOC”) commencing a conciliation process regarding alleged discrimination against males by the Company in its hiring and promotion practices during the years 2004 through 2006.   In its letter of determination, the EEOC sought recovery in the amount of $0.2 million on behalf of a former male employee and in the additional amount of $3.8 million in a settlement fund for a class of unidentified males who sought or considered seeking manager or assistant manager positions in the Company’s stores.  The EEOC also seeks certain undertakings by the Company with regard to its employment policies and procedures and a reporting obligation to the EEOC with respect to the Company’s compliance with these undertakings.

The Company has not received full documentation or information from the EEOC in support of its letter of determination, but has undertaken its own internal analysis of the EEOC’s claims and defenses to such claims and has had discussions with the EEOC in that regard.  Following discussions with the EEOC regarding possible settlement, the EEOC has proposed a settlement amount of up to $2.9 million and requested certain additional information.  In the interest of reaching a satisfactory conciliation agreement with the EEOC, the Company has proposed a total economic settlement offer of up to $0.7 million.  The Company is currently in discussions with the EEOC regarding these offers for settlement and options for resolution of the matter.  The Company is also evaluating other aspects of the conciliation process established by the EEOC.

On February 24, 2012, a suit was filed in the United States District Court for the Northern District of Alabama, Middle Division, by certain individuals as a purported collective action on behalf of current and former employees of the Company holding store managerial positions.  The plaintiffs allege that store managers have been improperly classified as exempt from the obligation to pay overtime in violation of the Fair Labor Standards Act.  The Company intends to vigorously defend the claims that have been asserted in this lawsuit.  Because of the early stage of this action and the fact that no discovery has been conducted to date, the Company is unable to determine the probability of outcome and it is not reasonably possible to estimate a range of loss with respect to this matter.  Accordingly, no accrual for costs has been recorded, and the potential impact of this matter on the Company’s financial position, results of operations and cash flows cannot be determined at this time.

The Company from time to time is also involved in various other legal proceedings incidental to the conduct of its business, including claims by customers, employees or former employees.  Once it becomes probable that the Company will incur costs in connection with a legal proceeding and such costs can be reasonably estimated, it establishes appropriate reserves. While legal proceedings are subject to uncertainties and the outcome of any such matter is not predictable, the Company is not aware of any other legal proceedings pending or threatened against it that it expects to have a material adverse effect on its financial condition, results of operations or liquidity.

10. Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS,” which amends U.S. GAAP to conform with measurement and disclosure requirements in International Financial Reporting Standards (“IFRS”).  The amendments change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, and they include those that clarify the Board’s intent about the application of existing fair value measurement and disclosure requirements and those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  In addition, to improve consistency in application across jurisdictions, some changes in wording are necessary to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way (for example, using the word shall rather than should to describe the requirements in U.S. GAAP). The amendments in this standard are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011.  The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

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

The factors that may result in actual results differing from such forward-looking information include, but are not limited to: transportation and distribution delays or interruptions; changes in freight rates; the Company’s ability to negotiate effectively the cost and purchase of merchandise; inventory risks due to shifts in market demand; the Company’s ability to gauge fashion trends and changing consumer preferences; changes in consumer spending on apparel; changes in product mix; interruptions in suppliers’ businesses; a deterioration in general economic conditions caused by acts of war or terrorism or other factors; temporary changes in demand due to weather patterns; seasonality of the Company’s business; delays associated with building, opening and operating new stores; delays associated with building, opening or expanding new or existing distribution centers; and other factors described in the section titled “Item 1A. Risk Factors” and elsewhere in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012 and in Part II, “Item 1A. Risk Factors” and elsewhere in the Company’s Quarterly Reports on Form 10-Q and any amendments thereto and in the other documents the Company files with the SEC, including reports on Form 8-K.

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

Overview

We are a value-priced retailer of urban fashion apparel and accessories for the entire family. Our merchandise offerings are designed to appeal to the preferences of fashion conscious consumers, particularly African-Americans. We operated 511 stores in both urban and rural markets in 29 states as of April 28, 2012.

We measure performance using key operating statistics. One of the main performance measures we use is comparable store sales growth. We define a comparable store as a store that has been opened for an entire fiscal year. Therefore, a store will not be considered a comparable store until its 13th month of operation at the earliest or until its 24th month at the latest. As an example, stores opened in fiscal 2011 and fiscal 2012 are not considered comparable stores in fiscal 2012. Relocated and expanded stores are included in the comparable store sales results. We also use other operating statistics, most notably average sales per store, to measure our performance. As we typically occupy existing space in established shopping centers rather than sites built specifically for our stores, store square footage (and therefore sales per square foot) varies by store. We focus on overall store sales volume as the critical driver of profitability. The average sales per store has increased over the years, as we have increased comparable store sales and opened new stores that are generally larger than our historical store base. Average sales per store have increased from $0.8 million in fiscal 2000 to $1.3 million in fiscal 2011.

In addition to sales, we measure gross profit as a percentage of sales and store operating expenses, with a particular focus on labor, as a percentage of sales. These results translate into store level contribution, which we use to evaluate overall performance of each individual store. Finally, we monitor corporate expenses against budgeted amounts.  All of the statistics discussed above are critical components of earnings before interest, taxes, depreciation and amortization (“EBITDA”) and Adjusted EBITDA (comprised of EBITDA plus non-cash asset impairment expense), which are considered our most important operating statistics.  Although EBITDA and Adjusted EBITDA provide useful information on an operating cash flow basis, they are limited measures in that they exclude the impact of cash requirements for capital expenditures, income taxes and interest expense.  Therefore, EBITDA and Adjusted EBITDA should be used as supplements to results of operations and cash flows as reported under U.S. GAAP and should not be used as a singular measure of operating performance or as a substitute for U.S. GAAP results.  Provided below is a reconciliation of net income to EBITDA and to Adjusted EBITDA for the thirteen week periods ended April 28, 2012, and April 30, 2011:

	Thirteen Weeks Ended
	April 28, 2012	April 30, 2011

Net income	$10,104	$12,093

Plus:
Interest expense	49	4
Income tax expense	5,761	6,370
Depreciation and amortization	6,145	5,584

Less:
Interest income	(62)	(54)
EBITDA	21,997	23,997

Asset impairment	—	—

Adjusted EBITDA	$21,997	$23,997

Accounting Periods

The following discussion contains references to fiscal years 2012 and 2011, which represent fiscal years ending or ended on February 2, 2013 and January 28, 2012, respectively. Fiscal 2012 has a 53-week accounting period and fiscal 2011 has a 52-week accounting period. This discussion and analysis should be read with the unaudited condensed consolidated financial statements and the notes thereto.

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

Thirteen Weeks Ended April 28, 2012 and April 30, 2011

Net Sales.  Net sales increased $8.5 million, or 4.5%, to $197.7 million in the thirteen weeks ended April 28, 2012 from $189.2 million in the thirteen weeks ended April 30, 2011.  The increase in net sales was due primarily to the opening of 42 new stores since last year’s first quarter, partially offset by a 5.0% decrease in comparable store sales and the effect of closing four stores since last year’s first quarter.  Comparable stores include locations that have been relocated or expanded. There were ten stores relocated or expanded since last year’s first quarter, all of which impacted comparable store sales.  Sales in comparable relocated and expanded stores increased 6.6% in the first quarter of 2012, while sales in all other comparable stores decreased 5.4%.  The 5.0% overall decrease in comparable store sales was reflected entirely in a decline in the average ticket, as the number of customer transactions was flat with last year.  Comparable store sales changes by major merchandise class were as follows in the first quarter of 2012:  Accessories +2%; Home -2%; Children’s -4%; Men’s -4%; and Women’s -11%.

The new stores opened in 2011 and 2012, net of closed stores, accounted for an increase of $17.8 million in total sales, while the 5.0% sales decrease in the 454 comparable stores totaled $9.3 million.

Gross Profit.  Gross profit decreased $0.4 million, or 0.5%, to $74.7 million in the first quarter of 2012 from $75.1 million in last year’s first quarter.  The decrease in gross profit is the result of a decline in the gross margin to 37.8% from 39.7% in last year’s first quarter, partially offset by the effect on gross profit of the increase in sales discussed above.  The lower gross margin was due primarily to a decline in the core merchandise margin (initial mark-up, net of markdowns) of 160 basis points resulting from the need to be more price competitive in the challenging sales environment.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $1.6 million, or 3.1%, to $52.7 million in the first quarter of 2012 from $51.1 million in last year’s first quarter.  The increase in these expenses was due primarily to additional store level, distribution and corporate costs arising from the opening of 42 new stores since last year’s first quarter, partially offset by the effect of a reduction-in-force that eliminated 40 positions in our corporate office, distribution centers and store organization.  As a percentage of sales, selling, general and administrative expenses decreased to 26.6% in the first quarter of fiscal 2012 from 27.0% in the first quarter of fiscal 2011, due primarily to the decrease in expense related to the reduction-in-force.

Depreciation and Amortization.  Depreciation and amortization expense increased $0.5 million, or 10.0%, to $6.1 million in the first quarter of 2012 from $5.6 million in the first quarter of 2011, as the result of capital expenditures incurred for new and relocated/expanded stores since the first quarter of 2011 and the new distribution center in Roland, Oklahoma which became fully operational in April 2011.

Income Tax Expense.  Income tax expense decreased $0.6 million, or 9.6%, to $5.8 million in this year’s first quarter from $6.4 million in the first quarter of 2011 due to a decrease in pretax income, partially offset by an increase in the effective income tax rate to 36.3% from 34.5%.   The effective income tax rate for the first quarter of fiscal 2012 was higher than the rate for last year’s first quarter, because of the expiration of the Work Opportunity Tax Credit (WOTC).  It is possible that Congress will retroactively reinstate the WOTC back to the beginning of 2012; however, due to the uncertainty involved, no WOTC benefits were recorded in the first quarter of fiscal 2012.  Such benefits would be recorded if and when the legislation is enacted.  If the WOTC had been extended as of the beginning of 2012, the effective income tax rate would have been 25.6% in the first quarter of fiscal 2012, with the decrease in such rate from last year resulting from tax credits being higher as a percentage of pretax income in fiscal 2012.

Net Income.  Net income decreased 16.4% to $10.1 million in the first quarter of 2012 from $12.1 million in the first quarter of 2011 due to the factors discussed above.

Liquidity and Capital Resources

Our cash requirements are primarily for working capital, expansion of our distribution infrastructure, opening of new stores, remodeling of our existing stores and the improvement of our information systems. In recent years, we have met these cash requirements using cash flow from operations and short-term trade credit.  We expect to be able to meet future cash requirements with cash flow from operations, short-term trade credit, existing balances of cash and investment securities and, if necessary, borrowings under our revolving credit facility.

Current Financial Condition. As of April 28, 2012, we had total cash and cash equivalents of $64.0 million compared with $42.0 million as of January 28, 2012. Additionally, we had $1.6 million and $18.1 million of short-term and long-term investment securities, respectively, as of April 28, 2012, compared with $0.9 million and $18.8 million, respectively, as of January 28, 2012.  These securities are comprised of bank certificates of deposit and obligations of the U.S. Treasury, states and municipalities. Inventory represented 37.7% of our total assets as of April 28, 2012.  Management’s ability to manage our inventory can have a significant impact on our cash flows from operations during a given interim period or fiscal year. In addition, inventory purchases can be seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise.

Cash Flows From Operating Activities. Net cash provided by operating activities was $24.6 million in the first thirteen weeks of fiscal 2012 compared to $26.4 million in the same period of fiscal 2011.  The main source of cash provided during the first thirteen weeks of fiscal 2012 was net income adjusted for noncash expenses such as depreciation and amortization, loss on disposal of property and equipment, deferred income taxes and stock-based compensation expense, totaling $16.5 million (compared to $19.2 million in the first thirteen weeks of fiscal 2011).  Other significant sources of cash in the first thirteen weeks of fiscal 2012 were (1) a $16.5 million decrease in inventory (compared to $8.1 million in the first thirteen weeks of fiscal 2011) due to apparel retail seasonality which typically results in having more inventory at the beginning of the spring selling season than at the end; (2) a $9.6 million change in the income tax receivable/payable (compared to $5.6 million in the first thirteen weeks of fiscal 2011) due to income tax refunds totaling $3.5 million in the first thirteen weeks of fiscal 2012 and due to income tax expense being accrued on first quarter pretax income while first quarter estimated tax payments are not due until after the end of the quarter; and (3) a $1.4 million increase in layaway deposits (compared to $1.5 million in the first thirteen weeks of fiscal 2011) due to the seasonality of layaway transactions, which are low at the end of our fiscal year because all balances have to be redeemed by customers or they are cancelled by the middle of December each year.  Significant uses of cash consisted primarily of an $18.9 million decrease in accounts payable (compared to $8.9 million in the first thirteen weeks of fiscal 2011) as the result of the inventory reduction discussed above.  The decrease in accounts payable was more than would typically be expected in relation to a $16.5 million decrease in inventory because of a decline in inventory turns, as reflected in the negative comparable store sales.  Other uses of cash included a $1.3 million decrease in accrued compensation (compared to $1.6 million in the first thirteen weeks of fiscal 2011), as our year-end balance sheet included accrued payroll for two weeks and our first quarter balance sheet included accrued payroll for only one week due to the timing of paying our bi-weekly payroll.

Cash Flows From Investing Activities. Cash used in investing activities was $1.8 million in the first thirteen weeks of fiscal 2012 compared to $18.9 million in the first thirteen weeks of fiscal 2011.  Cash used for purchases of property and equipment totaled $1.9 million and $11.9 million in the first thirteen weeks of fiscal 2012 and 2011, respectively, with the decrease resulting from opening two stores in the first quarter of fiscal 2012 compared with 15 in the same quarter a year ago.  In addition, the equipping of the new distribution center in Roland, Oklahoma occurred in the first quarter of fiscal 2011.  Other uses of cash in the first thirteen weeks of 2011 consisted of purchases, net of sales/redemptions, of investment securities totaling $7.0 million.

Cash Flows From Financing Activities. Cash flows from financing activities were insignificant in the first thirteen weeks of both fiscal 2012 and 2011.

Cash Requirements

Our principal sources of liquidity consist of: (i) cash and cash equivalents (which equaled $64.0 million as of April 28, 2012); (ii) short-term and long-term investment securities (which equaled $1.6 million and $18.1 million, respectively, as of April 28, 2012); (iii) short-term trade credit; (iv) cash generated from operations on an ongoing basis as we sell our merchandise inventory; and (v) a $50 million revolving credit facility. Trade credit represents a significant source of financing for inventory purchases and arises from customary payment terms and trade practices with our vendors.  Historically, our principal liquidity requirements have been for working capital and capital expenditure needs.

We believe that our existing sources of liquidity will be sufficient to fund our operations and anticipated capital expenditures for at least the next 12 months.

Critical Accounting Policies

The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. There have been no material changes to the Critical Accounting Policies outlined in the Company’s Annual Report on Form 10-K for the year ended January 28, 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risk during the thirteen weeks ended April 28, 2012 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended January 28, 2012.

Item 4. Controls and Procedures.

We have carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 28, 2012 pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer each concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information has been accumulated and communicated to our management, including the officers who certify our financial reports, as appropriate, to allow timely decisions regarding the required disclosures.

Our disclosure controls and procedures are designed to provide reasonable assurance that the controls and procedures will meet their objectives. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended April 28, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

On August 12, 2011, we received a letter of determination from the U.S. Equal Employment Opportunity Commission (the “EEOC”) commencing a conciliation process regarding alleged discrimination against males by us in our hiring and promotion practices during the years 2004 through 2006.  In its letter of determination, the EEOC sought recovery in the amount of $0.2 million on behalf of a former male employee and in the additional amount of $3.8 million in a settlement fund for a class of unidentified males who sought or considered seeking manager or assistant manager positions in our stores.  The EEOC also seeks certain undertakings by us with regard to our employment policies and procedures and a reporting obligation to the EEOC with respect to our compliance with these undertakings.

We have not received full documentation or information from the EEOC in support of its letter of determination, but have undertaken our own internal analysis of the EEOC’s claims and defenses to such claims and have had discussions with the EEOC in that regard.  Following discussions with the EEOC regarding possible settlement, the EEOC has proposed a settlement amount of up to $2.9 million and requested certain additional information.  In the interest of reaching a satisfactory conciliation agreement with the EEOC, we have proposed a total economic settlement offer of up to $0.7 million.  We are currently in discussions with the EEOC regarding these offers for settlement and options for resolution of the matter.  We are also evaluating other aspects of the conciliation process established by the EEOC.

On February 24, 2012, a suit was filed in the United States District Court for the Northern District of Alabama, Middle Division, by certain individuals as a purported collective action on behalf of current and former employees of the Company holding store managerial positions.  The plaintiffs allege that store managers have been improperly classified as exempt from the obligation to pay overtime in violation of the Fair Labor Standards Act.  We intend to vigorously defend the claims that have been asserted in this lawsuit.  Because of the early stage of this action and the fact that no discovery has been conducted to date, the Company is unable to determine the probability of outcome and it is not reasonably possible to estimate a range of loss with respect to this matter.  Accordingly, no accrual for costs has been recorded, and the potential impact of this matter on our financial position, results of operations and cash flows cannot be determined at this time.

We are from time to time also involved in various other legal proceedings incidental to the conduct of our business, including claims by customers, employees or former employees.  Once it becomes probable that we will incur costs in connection with a legal proceeding and such costs can be reasonably estimated, we establish appropriate reserves. While legal proceedings are subject to uncertainties and the outcome of any such matter is not predictable, we are not aware of any other legal proceedings pending or threatened against us that we expect to have a material adverse effect on our financial condition, results of operations or liquidity.

Item 1A. Risk Factors.

There are no material changes to the Risk Factors described under the section “ITEM 1A. RISK FACTORS” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

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

101

The following financial information from Citi Trends, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 28, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of April 28, 2012 and January 28, 2012, (ii) the Condensed Consolidated Statements of Income for the thirteen week periods ended April 28, 2012 and April 30, 2011, (iii) the Condensed Consolidated Statements of Cash Flows for the thirteen week periods ended April 28, 2012 and April 30, 2011, and (iv) Notes to the Condensed Consolidated Financial Statements.^

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

^	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and the undersigned also has signed this report in his capacity as the Registrant’s Chief Financial Officer (Principal Financial Officer).

CITI TRENDS, INC.

Date: May 30, 2012

	By:	/s/ Bruce D. Smith
	Name:	Bruce D. Smith
	Title:	Executive Vice President, Chief Financial Officer and Secretary