Form 10-Q
period 2012-07-28
Citi Trends Inc
filed 2012-08-29
CIK 1318484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 28, 2012

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

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 13, 2012
Common Stock, $.01 par value	15,154,055 shares

CITI TRENDS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Citi Trends, Inc.

Condensed Consolidated Balance Sheets

July 28, 2012 and January 28, 2012

(Unaudited)

(in thousands, except share data)

	July 28,	January 28,
	2012	2012
Assets
Current assets:
Cash and cash equivalents	$51,730	$41,986
Short-term investment securities	3,311	902
Inventory	133,773	131,526
Prepaid and other current assets	10,131	10,522
Income tax receivable	6,309	11,195
Deferred tax asset	5,990	5,829
Assets held for sale	1,415	1,415
Total current assets	212,659	203,375
Property and equipment, net of accumulated depreciation and amortization of $131,048 and $118,875 as of July 28, 2012 and January 28, 2012, respectively	80,990	90,541
Long-term investment securities	16,397	18,840
Deferred tax asset	1,914	1,223
Other assets	774	798
Total assets	$312,734	$314,777
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$71,959	$78,941
Accrued expenses	17,151	15,729
Accrued compensation	10,792	10,345
Layaway deposits	1,995	603
Total current liabilities	101,897	105,618
Other long-term liabilities	11,815	12,756
Total liabilities	113,712	118,374
Stockholders’ equity:
Common stock, $0.01 par value. Authorized 32,000,000 shares; 15,320,435 shares issued as of July 28, 2012 and 15,062,300 shares issued as of January 28, 2012; 15,154,685 shares outstanding as of July 28, 2012 and 14,896,550 outstanding as of January 28, 2012	148	148
Paid-in-capital	79,028	78,588
Retained earnings	120,011	117,832
Treasury stock, at cost; 165,750 shares as of July 28, 2012 and January 28, 2012	(165)	(165)
Total stockholders’ equity	199,022	196,403
Commitments and contingencies (note 9)
Total liabilities and stockholders’ equity	$312,734	$314,777

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Operations

Twenty-Six Weeks Ended July 28, 2012 and July 30, 2011

(Unaudited)

(in thousands, except per share data)

	Twenty-Six Weeks Ended
	July 28,	July 30,
	2012	2011
Net sales	$330,012	$319,401
Cost of sales	210,931	200,880
Gross profit	119,081	118,521
Selling, general and administrative expenses	103,601	101,760
Depreciation and amortization	12,183	11,935
Asset impairment	—	1,609
Income from operations	3,297	3,217
Interest income	128	119
Interest expense	(113)	(10)
Income before income tax expense	3,312	3,326
Income tax expense	1,133	1,264
Net income	$2,179	$2,062

Basic net income per common share	$0.15	$0.14
Diluted net income per common share	$0.15	$0.14

Weighted average number of shares outstanding
Basic	14,654	14,575
Diluted	14,656	14,585

Citi Trends, Inc.

Condensed Consolidated Statements of Operations

Thirteen Weeks Ended July 28, 2012 and July 30, 2011

(Unaudited)

(in thousands, except per share data)

	Thirteen Weeks Ended
	July 28,	July 30,
	2012	2011
Net sales	$132,318	$130,233
Cost of sales	87,903	86,781
Gross profit	44,415	43,452
Selling, general and administrative expenses	50,932	50,688
Depreciation and amortization	6,038	6,351
Asset impairment	—	1,609
Loss from operations	(12,555)	(15,196)
Interest income	66	65
Interest expense	(64)	(6)
Loss before income tax benefit	(12,553)	(15,137)
Income tax benefit	(4,628)	(5,106)
Net loss	$(7,925)	$(10,031)

Basic net loss per common share	$(0.54)	$(0.69)
Diluted net loss per common share	$(0.54)	$(0.69)

Weighted average number of shares outstanding
Basic	14,673	14,596
Diluted	14,673	14,596

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Cash Flows

Twenty-Six Weeks Ended July 28, 2012 and July 30, 2011

(Unaudited)

(in thousands)

	Twenty-Six Weeks Ended
	July 28,	July 30,
	2012	2011
Operating activities:
Net income	$2,179	$2,062
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,183	11,935
Asset impairment	—	1,609
Loss on disposal of property and equipment	10	216
Deferred income taxes	(852)	79
Noncash stock-based compensation expense	1,227	1,638
Excess tax benefits from stock-based payment arrangements	432	(847)
Changes in assets and liabilities:
Inventory	(2,247)	(881)
Prepaid and other current assets	391	1,798
Other assets	24	(21)
Accounts payable	(6,982)	(6,379)
Accrued expenses and other long-term liabilities	1,365	3,135
Accrued compensation	447	780
Income tax receivable/payable	4,454	(2,877)
Layaway deposits	1,392	1,225
Net cash provided by operating activities	14,023	13,472
Investing activities:
Sales/redemptions of investment securities	34	835
Purchases of investment securities	—	(11,012)
Purchases of property and equipment	(3,526)	(23,214)
Net cash used in investing activities	(3,492)	(33,391)
Financing activities:
Excess tax benefits from stock-based payment arrangements	(432)	847
Proceeds from the exercise of stock options	—	22
Shares acquired to settle withholding taxes on the vesting of nonvested restricted stock	(355)	(685)
Net cash (used in) provided by financing activities	(787)	184
Net increase (decrease) in cash and cash equivalents	9,744	(19,735)
Cash and cash equivalents:
Beginning of period	41,986	69,231
End of period	$51,730	$49,496

Supplemental disclosures of cash flow information:
Cash paid for interest	$77	$—
Cash (refunds) payments of income taxes	$(2,469)	$4,062
Supplemental disclosures of noncash investing activities:
(Decrease) increase in accrual for purchases of property and equipment	$(884)	$794

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

July 28, 2012

1. Basis of Presentation

Citi Trends, Inc. and its subsidiary (the “Company”) operate as a value-priced retailer of urban fashion apparel and accessories for the entire family.  As of July 28, 2012, the Company operated 512 stores in 29 states.

The condensed consolidated balance sheet as of July 28, 2012, the condensed consolidated statements of operations for the twenty-six and thirteen week periods ended July 28, 2012 and July 30, 2011 and the condensed consolidated statements of cash flows for the twenty-six week periods ended July 28, 2012 and July 30, 2011 have been prepared by the Company without audit. The condensed consolidated balance sheet as of January 28, 2012 has been derived from the audited financial statements as of that date, but does not include all required year-end disclosures.  In the opinion of management, such statements include all adjustments considered necessary to present fairly the Company’s financial position as of July 28, 2012 and January 28, 2012, and its results of operations and cash flows for all periods presented.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended January 28, 2012.

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all information and footnotes required by U.S. GAAP for complete financial statements.  Operating results for the interim periods ended July 28, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending February 2, 2013.

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

4. Earnings per Share

Basic earnings per common share amounts are calculated using the weighted average number of common shares outstanding for the period. Diluted earnings per common share amounts are calculated using the weighted average number of common shares outstanding plus the additional dilution for all potentially dilutive securities, such as nonvested restricted stock and stock options.  During loss periods, diluted loss per share amounts are based on the weighted average number of common shares outstanding, because the inclusion of common stock equivalents would be antidilutive.

The dilutive effect of stock-based compensation arrangements is accounted for using the treasury stock method.  This method assumes that the proceeds the Company receives from the exercise of stock options are used to repurchase common shares in the market.  The Company includes as assumed proceeds the amount of compensation cost attributed to future services and not yet recognized, and the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of outstanding options and vesting of nonvested restricted stock.  For the twenty-six weeks ended July 28, 2012 and July 30, 2011, there were 45,000 and 49,000 stock options, respectively, and 351,000 and 369,000 shares of nonvested restricted stock, respectively, excluded from the calculation of diluted earnings per share because of antidilution.  For the thirteen weeks ended July 28, 2012 and July 30, 2011, there were 40,000 and 49,000 stock options, respectively, and 414,000 and 388,000 shares of nonvested restricted stock, respectively, excluded from the calculation of diluted earnings per share because of antidilution.

The following table provides a reconciliation of the average number of common shares outstanding used to calculate basic earnings per share to the number of common shares and common stock equivalents outstanding used in calculating diluted earnings per share for the twenty-six and thirteen week periods ended July 28, 2012 and July 30, 2011:

	Twenty-Six Weeks Ended
	July 28, 2012	July 30, 2011
Average number of common shares outstanding	14,654,456	14,574,935
Incremental shares from assumed exercises of stock options	1,548	9,699
Incremental shares from assumed vesting of nonvested restricted stock	—	—
Average number of common shares and common stock equivalents outstanding	14,656,004	14,584,634

	Thirteen Weeks Ended
	July 28, 2012	July 30, 2011
Average number of common shares outstanding	14,673,403	14,595,985
Incremental shares from assumed exercises of stock options	—	—
Incremental shares from assumed vesting of nonvested restricted stock	—	—
Average number of common shares and common stock equivalents outstanding	14,673,403	14,595,985

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

As of July 28, 2012, the Company’s investment securities are classified as held-to-maturity since the Company has the intent and ability to hold the investments to maturity.  Such securities are carried at amortized cost plus accrued interest and consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Obligations of states and municipalities (Level 2)	$259	$1	$—	$260
Bank certificates of deposit (Level 2)	3,052	3	—	3,055
	$3,311	$4	$—	$3,315
Long-term:
Obligations of the U. S. Treasury (Level 1)	$4,989	$56	$—	$5,045
Obligations of states and municipalities (Level 2)	1,511	12	—	1,523
Bank certificates of deposit (Level 2)	9,897	4	—	9,901
	$16,397	$72	$—	$16,469

The amortized cost and fair market value of investment securities as of July 28, 2012 by contractual maturity are as follows (in thousands):

	Amortized Cost	Fair Market Value
Mature in one year or less	$3,311	$3,315
Mature after one year through five years	16,397	16,469
	$19,708	$19,784

As of January 28, 2012, the Company’s investment securities were classified as held-to-maturity and consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Bank certificates of deposit (Level 2)	$902	$1	$—	$903
Long-term:
Obligations of the U. S. Treasury (Level 1)	$4,986	$77	$—	$5,063
Obligations of states and municipalities (Level 2)	1,809	19	—	1,828
Bank certificates of deposit (Level 2)	12,045	—	1	12,044
	$18,840	$96	$1	$18,935

The amortized cost and fair market value of investment securities as of January 28, 2012 by contractual maturity were as follows (in thousands):

	Amortized Cost	Fair Market Value
Mature in one year or less	$902	$903
Mature after one year through five years	18,840	18,935
	$19,742	$19,838

There were no changes among the levels in the twenty-six weeks ended July 28, 2012.

Fair market values of Level 2 investments are determined by management with the assistance of a third party pricing service.  Since quoted prices in active markets for identical assets are not available, these prices are determined by the third party pricing service using observable market information such as quotes from less active markets and quoted prices of similar securities.

6. Revolving Line of Credit

On October 27, 2011, the Company entered into a five-year, $50 million credit facility with Bank of America to replace its prior $20 million credit facility.  The facility includes a $25 million uncommitted “accordion” feature that under certain circumstances could allow the Company to increase the size of the facility to $75 million.  Borrowings, if any, under the facility will bear interest (a) for LIBOR Rate Loans, at LIBOR plus 1.5%, or (b) for Base Rate Loans, at a rate equal to the highest of (i) the prime rate plus 0.5%, (ii) the Federal Funds Rate plus 1.0%, or (iii) LIBOR plus 1.5%.  The facility is secured by the Company’s inventory, accounts receivable and related assets, but not its real estate, fixtures and equipment, and it contains one financial covenant, a fixed charge coverage ratio, which is applicable and tested only in certain circumstances. The facility has an unused commitment fee of 0.25% and permits the payment of cash dividends subject to certain limitations, including a requirement that there were no borrowings outstanding in the 30 days prior to the dividend payment and no borrowings are expected in the 30 days subsequent to the payment.  The Company has had no borrowings under either the existing or prior facility.

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

The Company’s effective income tax rate of 34.2% for the twenty-six weeks ended July 28, 2012 was lower than the 38.0% rate for the twenty-six weeks ended July 30, 2011, because a valuation allowance of $0.7 million was established in the second quarter of fiscal 2011 when the Company concluded that its ability to utilize certain tax credits in one state was no longer more likely than not.  The effect of the fiscal 2011 valuation allowance on the tax rate comparison between years was partially offset by the effect on fiscal 2012 of the expiration of the Work Opportunity Tax Credit (WOTC).  It is possible that Congress will retroactively reinstate the WOTC back to the beginning of 2012; however, due to the uncertainty involved, no WOTC benefits were recorded in the twenty-six weeks ended July 28, 2012.  Such benefits would be recorded if and when the legislation is enacted.

8. Other Long-Term Liabilities

The components of other long-term liabilities as of July 28, 2012 and January 28, 2012 are as follows (in thousands):

	July 28, 2012	January 28, 2012
Deferred rent	$3,900	$4,433
Tenant improvement allowances	6,458	7,158
Other	1,457	1,165
	$11,815	$12,756

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

The Company has not received full documentation or information from the EEOC in support of its letter of determination, but has undertaken its own internal analysis of the EEOC’s claims and defenses to such claims and has had discussions with the EEOC in that regard.  Following discussions with the EEOC regarding possible settlement, the EEOC has proposed a settlement amount of up to $2.5 million and requested certain additional information.  In the interest of reaching a satisfactory conciliation agreement with the EEOC, the Company has proposed a total economic settlement offer of up to $1.6 million.  The Company is currently in discussions with the EEOC regarding these offers for settlement and options for resolution of the matter.  The Company is also evaluating other aspects of the conciliation process established by the EEOC.

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

Overview

We are a value-priced retailer of urban fashion apparel and accessories for the entire family. Our merchandise offerings are designed to appeal to the preferences of fashion conscious consumers, particularly African-Americans. We operated 512 stores in both urban and rural markets in 29 states as of July 28, 2012.

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

In addition to sales, we measure gross profit as a percentage of sales and store operating expenses, with a particular focus on labor, as a percentage of sales. These results translate into store level contribution, which we use to evaluate overall performance of each individual store. Finally, we monitor corporate expenses against budgeted amounts.  All of the statistics discussed above are critical components of earnings before interest, taxes, depreciation and amortization (“EBITDA”) and Adjusted EBITDA (comprised of EBITDA plus non-cash asset impairment expense), which are considered our most important operating statistics.  Although EBITDA and Adjusted EBITDA provide useful information on an operating cash flow basis, they are limited measures in that they exclude the impact of cash requirements for capital expenditures, income taxes and interest expense.  Therefore, EBITDA and Adjusted EBITDA should be used as supplements to results of operations and cash flows as reported under U.S. GAAP and should not be used as a singular measure of operating performance or as a substitute for U.S. GAAP results.  Provided below is a reconciliation of net income (loss) to EBITDA and to Adjusted EBITDA for the twenty-six and thirteen week periods ended July 28, 2012, and July 30, 2011:

	Twenty-Six Weeks Ended		Thirteen Weeks Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011

Net income (loss)	$2,179	$2,062	$(7,925)	$(10,031)

Plus:
Interest expense	113	10	64	6
Income tax expense	1,133	1,264	—	—
Depreciation and amortization	12,183	11,935	6,038	6,351

Less:
Interest income	(128)	(119)	(66)	(65)
Income tax benefit	—	—	(4,628)	(5,106)
EBITDA	15,480	15,152	(6,517)	(8,845)

Asset impairment	—	1,609	—	1,609

Adjusted EBITDA	$15,480	$16,761	$(6,517)	$(7,236)

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

Twenty-Six Weeks Ended July 28, 2012 and July 30, 2011

Net Sales.  Net sales increased $10.6 million, or 3.3%, to $330.0 million in the first half of 2012 from $319.4 million in the first half of 2011.  The increase in net sales was due primarily to the opening of 34 new stores since last year’s second quarter, partially offset by a 4.6% decrease in comparable store sales and the effect of closing four stores since last year’s second quarter.  Comparable stores include locations that have been relocated or expanded. There were six stores relocated or expanded since last year’s second quarter, all of which impacted comparable store sales.  Sales in comparable relocated and expanded stores increased 1.5% in the first half of 2012, while sales in all other comparable stores decreased 4.8%.  The 4.6% overall decrease in comparable store sales was reflected entirely in a decline in the average ticket, as the number of customer transactions was up 0.4% from last year.  Comparable store sales changes by major merchandise class were as follows in the first half of 2012:  Accessories +5%; Men’s -1%; Children’s -4%; Home -4%; and Women’s -12%.

The new stores opened in 2011 and 2012, net of closed stores, accounted for an increase of $24.7 million in total sales, while the 4.6% sales decrease in the 454 comparable stores totaled $14.1 million.

Gross Profit.  Gross profit increased $0.6 million, or 0.5%, to $119.1 million in the first half of 2012 from $118.5 million in last year’s first half.  The increase in gross profit is a result of the increase in sales discussed above, partially offset by a decline in the gross margin to 36.1% from 37.1% in last year’s first half.  The lower gross margin was due primarily to a decline in the core merchandise margin (initial mark-up, net of markdowns) of 60 basis points, all of which occurred in the first quarter due to the need to be more price competitive in the challenging sales environment.  Additionally, shrinkage and freight expense increased 30 basis points and 10 basis points, respectively.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $1.8 million, or 1.8%, to $103.6 million in the first half of 2012 from $101.8 million in last year’s first half.  The increase in these expenses was due primarily to additional store level, distribution and corporate costs arising from the opening of 34 new stores since last year’s first half, partially offset by the effect of a reduction-in-force that eliminated 40 positions in our corporate office, distribution centers and store organization.  As a percentage of sales, selling, general and administrative expenses decreased to 31.4% in the first half of fiscal 2012 from 31.9% in the first half of fiscal 2011, due primarily to the decrease in expense related to the reduction-in-force.

Depreciation and Amortization.  Depreciation and amortization expense increased $0.3 million, or 2.1%, to $12.2 million in the first half of 2012 from $11.9 million in the first half of 2011 due primarily to the new distribution center in Roland, Oklahoma which became fully operational in April 2011.

Asset Impairment.  Impairment charges for property and equipment at certain underperforming stores totaled $1.6 million in the first half of 2011.  No such charges were required in the first half of 2012.

Income Tax Expense.  Income tax expense decreased $0.2 million, or 10.4%, to $1.1 million in this year’s first half from $1.3 million in the first half of 2011 due primarily to a decrease in the effective income tax rate to 34.2% from 38.0%.  The income tax rate for the first half of 2012 was lower than the rate for last year’s first half, because a valuation allowance of $0.7 million was established in the second quarter of 2011 when the Company concluded that its ability to utilize certain tax credits in one state was no longer more likely than not.  The effect of the 2011 valuation allowance on the tax rate comparison between years was partially offset by the effect on 2012 of the expiration of the Work Opportunity Tax Credit (WOTC).  It is possible that Congress will retroactively reinstate the WOTC back to the beginning of 2012; however, due to the uncertainty involved, no WOTC benefits were recorded in the first half of 2012.  Such benefits would be recorded if and when the legislation is enacted.  If the WOTC had been extended as of the beginning of 2012, the effective income tax rate would have been 9.1% in the first half of 2012.

Net Income.  Net income increased 5.7% to $2.2 million in the first half of 2012 from $2.1 million in the first half of 2011 due to the factors discussed above.

Thirteen Weeks Ended July 28, 2012 and July 30, 2011

Net Sales.  Net sales increased $2.1 million, or 1.6%, to $132.3 million in the second quarter of 2012 from $130.2 million in the second quarter of 2011.  The increase in net sales was due primarily to the opening of 34 new stores since last year’s second quarter, partially offset by a 4.0% decrease in comparable store sales and the effect of closing four stores since last year’s second quarter.  Comparable stores include locations that have been relocated or expanded. There were six stores relocated or expanded since last year’s second quarter, all of which impacted comparable store sales.  Sales in comparable relocated and expanded stores decreased 5.3% in the second quarter of 2012, while sales in all other comparable stores decreased 3.9%.  The 4.0% overall decrease in comparable store sales was reflected entirely in a decline in the average ticket, as the number of customer transactions was up 1.2% from last year.  Comparable store sales changes by major merchandise class were as follows in the second quarter of 2012:  Accessories +8%; Men’s +3%; Children’s -3%; Home -7%; and Women’s -13%.

The new stores opened in 2011 and 2012, net of closed stores, accounted for an increase of $6.9 million in total sales, while the 4.0% sales decrease in the 454 comparable stores totaled $4.8 million.

Gross Profit.  Gross profit increased $0.9 million, or 2.2%, to $44.4 million in the second quarter of 2012 from $43.5 million in last year’s second quarter.  The increase in gross profit is a result of the increase in sales discussed above and an increase in the gross margin to 33.6% from 33.4% in last year’s second quarter.  The higher gross margin was due to an increase in the core merchandise margin (initial mark-up, net of markdowns) of 60 basis points resulting from a greater need for clearance markdowns in the second quarter of fiscal 2011 when comparable store sales declined 12%.  An increase in shrinkage expense of 40 basis points partially offset the improvement in the core merchandise margin.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $0.2 million, or 0.5%, to $50.9 million in the second quarter of 2012 from $50.7 million in last year’s second quarter.  The increase in these expenses was due primarily to additional store level, distribution and corporate costs arising from the opening of 34 new stores since last year’s second quarter, partially offset by the effect of a reduction-in-force that eliminated 40 positions in our corporate office, distribution centers and store organization.  As a percentage of sales, selling, general and administrative expenses decreased to 38.5% in the second quarter of fiscal 2012 from 38.9% in the second quarter of fiscal 2011, due primarily to the decrease in expense related to the reduction-in-force.

Depreciation and Amortization.  Depreciation and amortization expense decreased $0.4 million, or 4.9%, to $6.0 million in the second quarter of 2012 from $6.4 million in the second quarter of 2011, due to the slowing of our store opening pace in 2012.

Asset Impairment.  Impairment charges for property and equipment at certain underperforming stores totaled $1.6 million in the second quarter of 2011.  No such charges were required in the second quarter of 2012.

Income Tax Benefit.  Income tax benefit decreased $0.5 million, or 9.4%, to $4.6 million in this year’s second quarter from $5.1 million in the second quarter of 2011 due to a decrease in pretax loss, partially offset by an increase in the effective income tax rate to 36.9% from 33.7%.  The effective income tax benefit rate for the second quarter of fiscal 2012 was higher than the rate for last year’s second quarter, because there was a reduction in income tax benefit of $0.7 million in the second quarter of fiscal 2011 related to the establishment of a valuation allowance for certain state tax credits that are no longer more likely than not to be utilized.  The impact of the valuation allowance on the income tax rate comparison between years was partially offset by the expiration of the WOTC in fiscal 2012.  It is possible that Congress will retroactively reinstate the WOTC back to the beginning of 2012; however, due to the uncertainty involved, no WOTC benefits were recorded in the second quarter of fiscal 2012.  Such benefits would be recorded if and when the legislation is enacted.  If the WOTC had been extended as of the beginning of 2012, the effective income tax rate would have been 9.1% in the second quarter of fiscal 2012.

Net Loss.  Net loss decreased 21.0% to $7.9 million in the second quarter of 2012 from $10.0 million in the second quarter of 2011 due to the factors discussed above.

Liquidity and Capital Resources

Our cash requirements are primarily for working capital, opening of new stores, remodeling of our existing stores and the improvement of our information systems. In recent years, we have met these cash requirements using cash flow from operations and short-term trade credit.  We expect to be able to meet future cash requirements with cash flow from operations, short-term trade credit, existing balances of cash and investment securities and, if necessary, borrowings under our revolving credit facility.

Current Financial Condition. As of July 28, 2012, we had total cash and cash equivalents of $51.7 million compared to $42.0 million as of January 28, 2012. Additionally, we had $3.3 million and $16.4 million of short-term and long-term investment securities, respectively, as of July 28, 2012, compared with $0.9 million and $18.8 million, respectively, as of January 28, 2012.  These securities are comprised of bank certificates of deposit and obligations of the U.S. Treasury, states and municipalities. Inventory represented 42.8% of our total assets as of July 28, 2012.  Management’s ability to manage our inventory can have a significant impact on our cash flows from operations during a given interim period or fiscal year. In addition, inventory purchases can be seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise.

Cash Flows From Operating Activities. Net cash provided by operating activities was $14.0 million in the first half of 2012 compared to $13.5 million in the same period of 2011.  The main source of cash provided during the first half of 2012 was net income adjusted for noncash expenses such as depreciation and amortization, loss on disposal of property and equipment, deferred income taxes and stock-based compensation expense, totaling $14.7 million (compared to $17.5 million in the first half of 2011).  Other significant sources of cash in the first half of 2012 were (1) a $4.5 million change in the income tax receivable/payable (compared to a use of cash of $2.9 million in the first half of 2011), which is comprised of income tax refunds, net of payments, totaling $2.5 million, together with the current portion of the income tax provision of $2.0 million in the first half of 2012; (2) a $1.4 million increase in layaway deposits (compared to $1.2 million in the first half of 2011) due to the seasonality of layaway transactions, which are low at the end of our fiscal year because all balances have to be redeemed by customers or they are cancelled by the middle of December each year; and (3) a $1.4 million increase in accrued expenses and other long-term liabilities (compared to $3.1 million in the first half of 2011) due to fluctuations in the timing of payments.  Significant uses of cash consisted primarily of a $7.0 million decrease in accounts payable (compared to $6.4 million in the first half of 2011) as the result of a shift in our merchandising strategy more towards opportunistic buying which includes a greater level of purchases at heavy discounts at the end of a season to be held for shipment to the stores at the beginning of that same season the following year. Since these next-season-buys are held in our distribution centers for several months, they are paid for prior to being offered for sale in our stores, thus reducing accounts payable as a percentage of inventory.  Other uses of cash included a $2.2 million increase in inventory (compared to $0.9 million in the first half of 2011), which amounted to 1.7% and is, therefore, not considered significant or unusual.

Cash Flows From Investing Activities. Cash used in investing activities was $3.5 million in the first half of 2012 compared to $33.4 million in the first half of 2011.  Cash used for purchases of property and equipment totaled $3.5 million and $23.2 million in the first half of 2012 and 2011, respectively, with the decrease resulting from opening three stores in the first half of fiscal 2012 compared to 24 in the first half of last year.  In addition, the equipping of the new distribution center in Roland, Oklahoma occurred in the first quarter of fiscal 2011.  Other uses of cash in the first half of 2011 consisted of purchases, net of sales/redemptions, of investment securities totaling $10.2 million.

Cash Flows From Financing Activities. Cash flows from financing activities were insignificant in the first half of both 2012 and 2011.

Cash Requirements

Our principal sources of liquidity consist of: (i) cash and cash equivalents (which equaled $51.7 million as of July 28, 2012); (ii) short-term and long-term investment securities (which equaled $3.3 million and $16.4 million, respectively, as of July 28, 2012); (iii) short-term trade credit; (iv) cash generated from operations on an ongoing basis as we sell our merchandise inventory; and (v) a $50 million revolving credit facility. Trade credit represents a significant source of financing for inventory purchases and arises from customary payment terms and trade practices with our vendors.  Historically, our principal liquidity requirements have been for working capital and capital expenditure needs.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risk during the twenty-six weeks ended July 28, 2012 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended January 28, 2012.

Item 4. Controls and Procedures.

We have carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 28, 2012 pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer each concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information has been accumulated and communicated to our management, including the officers who certify our financial reports, as appropriate, to allow timely decisions regarding the required disclosures.

Our disclosure controls and procedures are designed to provide reasonable assurance that the controls and procedures will meet their objectives. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended July 28, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have not received full documentation or information from the EEOC in support of its letter of determination, but have undertaken our own internal analysis of the EEOC’s claims and defenses to such claims and have had discussions with the EEOC in that regard.  Following discussions with the EEOC regarding possible settlement, the EEOC has proposed a settlement amount of up to $2.5 million and requested certain additional information.  In the interest of reaching a satisfactory conciliation agreement with the EEOC, we have proposed a total economic settlement offer of up to $1.6 million.  We are currently in discussions with the EEOC regarding these offers for settlement and options for resolution of the matter.  We are also evaluating other aspects of the conciliation process established by the EEOC.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information. At the Company’s 2012 annual meeting of stockholders held on May 23, 2012 (the “Annual Meeting”), the holders of the Company’s common stock approved the Citi Trends, Inc. 2012 Incentive Plan (the “2012 Plan”).  A description of the material terms of the 2012 Plan, including the number of shares reserved and available for issuance thereunder, was included in the Company’s definitive proxy statement relating to the Annual Meeting as filed with the SEC on April 20, 2012, and is incorporated herein by reference.  A copy of the 2012 Plan is filed as an exhibit hereto.

Item 6. Exhibits.

10.1	Citi Trends, Inc. 2012 Incentive Plan.*

10.2	Form of Restricted Stock Award Agreement for Employees under the Citi Trends, Inc. 2012 Incentive Plan.*

10.3	Form of Restricted Stock Award Agreement for Directors under the Citi Trends, Inc. 2012 Incentive Plan.*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.* †

101

The following financial information from Citi Trends, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 28, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of July 28, 2012 and January 28, 2012, (ii) the Condensed Consolidated Statements of Operations for the twenty-six and thirteen week periods ended July 28, 2012 and July 30, 2011, (iii) the Condensed Consolidated Statements of Cash Flows for the twenty-six week periods ended July 28, 2012 and July 30, 2011, and (iv) Notes to the Condensed Consolidated Financial Statements.^

*                    Filed herewith.

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

Date: August 29, 2012

	By:	/s/ Bruce D. Smith
	Name:	Bruce D. Smith
	Title:	Executive Vice President, Chief Financial Officer and Secretary