Form 10-Q
period 2012-10-27
Citi Trends Inc
filed 2012-12-05
CIK 1318484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 27, 2012

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

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 13, 2012
Common Stock, $.01 par value	15,139,820 shares

CITI TRENDS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Citi Trends, Inc.

Condensed Consolidated Balance Sheets

October 27, 2012 and January 28, 2012

(Unaudited)

(in thousands, except share data)

	October 27,	January 28,
	2012	2012
Assets
Current assets:
Cash and cash equivalents	$36,195	$41,986
Short-term investment securities	4,734	902
Inventory	146,700	131,526
Prepaid and other current assets	11,000	10,522
Income tax receivable	2,882	11,195
Deferred tax asset	6,141	5,829
Assets held for sale	1,415	1,415
Total current assets	209,067	203,375
Property and equipment, net of accumulated depreciation and amortization of $136,997 and $118,875 as of October 27, 2012 and January 28, 2012, respectively	76,197	90,541
Long-term investment securities	14,957	18,840
Deferred tax asset	1,512	1,223
Other assets	756	798
Total assets	$302,489	$314,777
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$67,098	$78,941
Accrued expenses	16,961	15,729
Accrued compensation	8,730	10,345
Layaway deposits	2,544	603
Total current liabilities	95,333	105,618
Other long-term liabilities	11,126	12,756
Total liabilities	106,459	118,374
Stockholders’ equity:
Common stock, $0.01 par value. Authorized 32,000,000 shares; 15,305,570 shares issued as of October 27, 2012 and 15,062,300 shares issued as of January 28, 2012; 15,139,820 shares outstanding as of October 27, 2012 and 14,896,550 outstanding as of January 28, 2012	148	148
Paid-in-capital	79,736	78,588
Retained earnings	116,311	117,832
Treasury stock, at cost; 165,750 shares as of October 27, 2012 and January 28, 2012	(165)	(165)
Total stockholders’ equity	196,030	196,403
Commitments and contingencies (note 10)
Total liabilities and stockholders’ equity	$302,489	$314,777

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Operations

Thirty-Nine Weeks Ended October 27, 2012 and October 29, 2011

(Unaudited)

(in thousands, except per share data)

	Thirty-Nine Weeks Ended
	October 27,	October 29,
	2012	2011
Net sales	$478,997	$462,468
Cost of sales	308,739	295,789
Gross profit	170,258	166,679
Selling, general and administrative expenses	154,733	154,819
Depreciation and amortization	18,153	18,389
Asset impairment	660	2,305
Loss from operations	(3,288)	(8,834)
Interest income	194	180
Interest expense	(163)	(27)
Loss before income tax expense	(3,257)	(8,681)
Income tax benefit	(1,736)	(3,982)
Net loss	$(1,521)	$(4,699)

Basic net loss per common share	$(0.10)	$(0.32)
Diluted net loss per common share	$(0.10)	$(0.32)

Weighted average number of shares outstanding
Basic	14,662	14,584
Diluted	14,662	14,584

Citi Trends, Inc.

Condensed Consolidated Statements of Operations

Thirteen Weeks Ended October 27, 2012 and October 29, 2011

(Unaudited)

(in thousands, except per share data)

	Thirteen Weeks Ended
	October 27,	October 29,
	2012	2011
Net sales	$148,985	$143,067
Cost of sales	97,808	94,909
Gross profit	51,177	48,158
Selling, general and administrative expenses	51,132	53,059
Depreciation and amortization	5,970	6,454
Asset impairment	660	696
Loss from operations	(6,585)	(12,051)
Interest income	66	61
Interest expense	(50)	(17)
Loss before income tax benefit	(6,569)	(12,007)
Income tax benefit	(2,869)	(5,246)
Net loss	$(3,700)	$(6,761)

Basic net loss per common share	$(0.25)	$(0.46)
Diluted net loss per common share	$(0.25)	$(0.46)

Weighted average number of shares outstanding
Basic	14,677	14,602
Diluted	14,677	14,602

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Cash Flows

Thirty-Nine Weeks Ended October 27, 2012 and October 29, 2011

(Unaudited)

(in thousands)

	Thirty-Nine Weeks Ended
	October 27,	October 29,
	2012	2011
Operating activities:
Net loss	$(1,521)	$(4,699)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	18,153	18,389
Asset impairment	660	2,305
Loss on disposal of property and equipment	14	267
Deferred income taxes	(601)	(7)
Noncash stock-based compensation expense	1,980	2,192
Excess tax benefits from stock-based payment arrangements	463	(860)
Changes in assets and liabilities:
Inventory	(15,174)	(5,724)
Prepaid and other current assets	(478)	(1,210)
Other assets	42	(229)
Accounts payable	(11,843)	(3,814)
Accrued expenses and other long-term liabilities	917	5,877
Accrued compensation	(1,615)	323
Income tax receivable/payable	7,850	(8,189)
Layaway deposits	1,941	2,919
Net cash provided by operating activities	788	7,540
Investing activities:
Sales/redemptions of investment securities	51	1,080
Purchases of investment securities	—	(11,049)
Purchases of property and equipment	(5,798)	(33,766)
Net cash used in investing activities	(5,747)	(43,735)
Financing activities:
Excess tax benefits from stock-based payment arrangements	(463)	860
Proceeds from the exercise of stock options	—	23
Shares acquired to settle withholding taxes on the vesting of nonvested restricted stock	(369)	(694)
Net cash (used in) provided by financing activities	(832)	189
Net decrease in cash and cash equivalents	(5,791)	(36,006)
Cash and cash equivalents:
Beginning of period	41,986	69,231
End of period	$36,195	$33,225

Supplemental disclosures of cash flow information:
Cash paid for interest	$109	$—
Cash (refunds) payments of income taxes	$(8,985)	$4,214
Supplemental disclosures of noncash investing activities:
Decrease in accrual for purchases of property and equipment	$(1,315)	$(1,320)

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

October 27, 2012

1. Basis of Presentation

Citi Trends, Inc. and its subsidiary (the “Company”) operate as a value-priced retailer of urban fashion apparel and accessories for the entire family.  As of October 27, 2012, the Company operated 513 stores in 29 states.

The condensed consolidated balance sheet as of October 27, 2012, the condensed consolidated statements of operations  for the thirty-nine and thirteen week periods ended October 27, 2012 and October 29, 2011 and the condensed consolidated statements of cash flows for the thirty-nine week periods ended October 27, 2012 and October 29, 2011 have been prepared by the Company without audit. The condensed consolidated balance sheet as of January 28, 2012 has been derived from the audited financial statements as of that date, but does not include all required year-end disclosures.  In the opinion of management, such statements include all adjustments considered necessary to present fairly the Company’s financial position as of October 27, 2012 and January 28, 2012, and its results of operations and cash flows for all periods presented.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended January 28, 2012.

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all information and footnotes required by U.S. GAAP for complete financial statements.  Operating results for the interim periods ended October 27, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending February 2, 2013.

The following contains references to years 2012 and 2011, which represent fiscal years ending or ended on February 2, 2013 and January 28, 2012, respectively.  Fiscal 2012 has a 53-week accounting period and fiscal 2011 had a 52-week accounting period.

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

The dilutive effect of stock-based compensation arrangements is accounted for using the treasury stock method.  This method assumes that the proceeds the Company receives from the exercise of stock options are used to repurchase common shares in the market.  The Company includes as assumed proceeds the amount of compensation cost attributed to future services and not yet recognized, and the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of outstanding options and vesting of nonvested restricted stock.  For the thirty-nine weeks ended October 27, 2012 and October 29, 2011, there were 46,000 and 52,000 stock options, respectively, and 393,000 and 367,000 shares of nonvested restricted stock, respectively, excluded from the calculation of diluted earnings per share because of antidilution.  For the thirteen weeks ended October 27, 2012 and October 29, 2011, there were 48,000 and 57,000 stock options, respectively, and 476,000 and 361,000 shares of nonvested restricted stock, respectively, excluded from the calculation of diluted earnings per share because of antidilution.

The following table provides a reconciliation of the average number of common shares outstanding used to calculate basic earnings per share to the number of common shares and common stock equivalents outstanding used in calculating diluted earnings per share for the thirty-nine and thirteen week periods ended October 27, 2012 and October 29, 2011:

	Thirty-Nine Weeks Ended
	October 27, 2012	October 29, 2011
Average number of common shares outstanding	14,661,910	14,583,804
Incremental shares from assumed exercises of stock options	—	—
Incremental shares from assumed vesting of nonvested restricted stock	—	—
Average number of common shares and common stock equivalents outstanding	14,661,910	14,583,804

	Thirteen Weeks Ended
	October 27, 2012	October 29, 2011
Average number of common shares outstanding	14,676,817	14,601,544
Incremental shares from assumed exercises of stock options	—	—
Incremental shares from assumed vesting of nonvested restricted stock	—	—
Average number of common shares and common stock equivalents outstanding	14,676,817	14,601,544

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

As of October 27, 2012, the Company’s investment securities are classified as held-to-maturity since the Company has the intent and ability to hold the investments to maturity.  Such securities are carried at amortized cost plus accrued interest and consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Obligations of states and municipalities (Level 2)	$257	$1	$—	$258
Bank certificates of deposit (Level 2)	4,477	1	—	4,478
	$4,734	$2	$—	$4,736
Long-term:
Obligations of the U. S. Treasury (Level 1)	$4,991	$47	$—	$5,038
Obligations of states and municipalities (Level 2)	1,495	11	—	1,506
Bank certificates of deposit (Level 2)	8,471	3	—	8,474
	$14,957	$61	$—	$15,018

The amortized cost and fair market value of investment securities as of October 27, 2012 by contractual maturity are as follows (in thousands):

	Amortized Cost	Fair Market Value
Mature in one year or less	$4,734	$4,736
Mature after one year through five years	14,957	15,018
	$19,691	$19,754

As of January 28, 2012, the Company’s investment securities were classified as held-to-maturity and consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Bank certificates of deposit (Level 2)	$902	$1	$—	$903
Long-term:
Obligations of the U. S. Treasury (Level 1)	$4,986	$77	$—	$5,063
Obligations of states and municipalities (Level 2)	1,809	19	—	1,828
Bank certificates of deposit (Level 2)	12,045	—	1	12,044
	$18,840	$96	$1	$18,935

The amortized cost and fair market value of investment securities as of January 28, 2012 by contractual maturity were as follows (in thousands):

	Amortized Cost	Fair Market Value
Mature in one year or less	$902	$903
Mature after one year through five years	18,840	18,935
	$19,742	$19,838

There were no changes among the levels in the thirty-nine weeks ended October 27, 2012.

Fair market values of Level 2 investments are determined by management with the assistance of a third party pricing service.  Since quoted prices in active markets for identical assets are not available, these prices are determined by the third party pricing service using observable market information such as quotes from less active markets and quoted prices of similar securities.

6. Impairment of Long-Lived Assets

If facts and circumstances indicate that a long-lived asset may be impaired, the carrying value is reviewed. If this review indicates that the carrying value of the asset will not be recovered as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value.  Non-cash impairment expense related to leasehold improvements and fixtures and equipment at three underperforming stores totaled $0.7 million in the thirty-nine and thirteen week periods ended October 27, 2012.  Impairment expense totaled $2.3 million in the thirty-nine week period and $0.7 million in the thirteen-week period ended October 29, 2011.

7. Revolving Line of Credit

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

8.  Income Taxes

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

For the thirty-nine weeks ended October 27, 2012, and October 29, 2011, the Company has utilized the discrete effective tax rate method, as allowed by ASC 740-270, “Income Taxes - Interim Reporting,” to calculate income taxes.  Under the discrete method, the Company determines its tax expense based upon actual results as if the interim period were an annual period.  ASC 740 requires companies to apply their estimated full-year tax rate on a year-to-date basis in each interim period unless the estimated full-year tax rate is not reliably predictable.  For the thirty-nine week periods ended October 27, 2012 and October 29, 2011, the Company concluded that the use of the discrete method was more appropriate than the annual effective tax rate method, because the annual rate method would not be reliable due to its sensitivity to minimal changes in forecasted annual pre-tax earnings.  The effective income tax rate for the thirty-nine weeks ended October 27, 2012 includes the benefit of various tax credits and is higher than the rate for the thirty-nine weeks ended October 29, 2011 due primarily to a reduction in deferred tax assets of $0.7 million in 2011 in connection with the establishment of a valuation allowance after the Company concluded that its ability to utilize tax credits in one state was no longer more likely than not.

9. Other Long-Term Liabilities

The components of other long-term liabilities as of October 27, 2012 and January 28, 2012 are as follows (in thousands):

	October 27, 2012	January 28, 2012
Deferred rent	$3,649	$4,433
Tenant improvement allowances	6,045	7,158
Other	1,432	1,165
	$11,126	$12,756

10. Commitments and Contingencies

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

The Company has not received full documentation or information from the EEOC in support of its letter of determination, but has undertaken its own internal analysis of the EEOC’s claims and defenses to such claims and has had discussions with the EEOC in that regard.  Following discussions with the EEOC regarding possible settlement, the EEOC has proposed a settlement amount to be paid by the Company of $2.5 million, with any unclaimed funds following efforts to identify and compensate claimants to be directed to one or more charities.  In the interest of reaching a satisfactory conciliation agreement with the EEOC, the Company has proposed a total economic settlement offer of $1.0 million to cover all claims and the expenses of administering and complying with the settlement (excluding professional fees), with no reversion of unclaimed funds back to the Company.  The Company is currently in discussions with the EEOC regarding these offers for settlement, including the non-economic terms of settlement, and options for resolution of the matter.  The Company is also evaluating other aspects of the conciliation process established by the EEOC.

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

Overview

We are a value-priced retailer of urban fashion apparel and accessories for the entire family. Our merchandise offerings are designed to appeal to the preferences of fashion conscious consumers, particularly African-Americans. We operated 513 stores in both urban and rural markets in 29 states as of October 27, 2012.

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

In addition to sales, we measure gross profit as a percentage of sales and store operating expenses, with a particular focus on labor, as a percentage of sales. These results translate into store level contribution, which we use to evaluate overall performance of each individual store. Finally, we monitor corporate expenses against budgeted amounts.  All of the statistics discussed above are critical components of earnings before interest, taxes, depreciation and amortization (“EBITDA”) and Adjusted EBITDA (comprised of EBITDA plus non-cash asset impairment expense), which are considered our most important operating statistics.  Although EBITDA and Adjusted EBITDA provide useful information on an operating cash flow basis, they are limited measures in that they exclude the impact of cash requirements for capital expenditures, income taxes and interest expense.  Therefore, EBITDA and Adjusted EBITDA should be used as supplements to results of operations and cash flows as reported under U.S. GAAP and should not be used as a singular measure of operating performance or as a substitute for U.S. GAAP results.  Provided below is a reconciliation of net income (loss) to EBITDA and to Adjusted EBITDA for the thirty-nine and thirteen week periods ended October 27, 2012, and October 29, 2011:

	Thirty-Nine Weeks Ended		Thirteen Weeks Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011

Net loss	$(1,521)	$(4,699)	$(3,700)	$(6,761)

Plus:
Interest expense	163	27	50	17
Income tax expense	—	—	—	—
Depreciation and amortization	18,153	18,389	5,970	6,454

Less:
Interest income	(194)	(180)	(66)	(61)
Income tax benefit	(1,736)	(3,982)	(2,869)	(5,246)
EBITDA	14,865	9,555	(615)	(5,597)

Asset impairment	660	2,305	660	696

Adjusted EBITDA	$15,525	$11,860	$45	$(4,901)

Accounting Periods

The following discussion contains references to fiscal years 2012 and 2011, which represent fiscal years ending or ended on February 2, 2013 and January 28, 2012, respectively. Fiscal 2012 has a 53-week accounting period and fiscal 2011 had a 52-week accounting period. This discussion and analysis should be read with the unaudited condensed consolidated financial statements and the notes thereto.

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

Thirty-nine Weeks Ended October 27, 2012 and October 29, 2011

Net Sales.  Net sales increased $16.5 million, or 3.6%, to $479.0 million in the thirty-nine weeks ended October 27, 2012 from $462.5 million in the thirty-nine weeks ended October 29, 2011.  The increase in net sales was due primarily to the opening of 55 new stores throughout fiscal 2011 and four new stores in the thirty-nine weeks ended October 27, 2012, partially offset by a 3.1% decrease in comparable store sales and the effect of closing five stores in fiscal 2011 and two stores in fiscal 2012.  Comparable stores include locations that have been relocated or expanded. There were 14 stores relocated or expanded in fiscal 2011 and three stores relocated or expanded in the 39 weeks ended October 27, 2012.  Sales in comparable relocated and expanded stores increased 0.4% in the first thirty-nine weeks of 2012, while sales in all other comparable stores decreased 3.3%.  The 3.1% overall decrease in comparable store sales was reflected entirely in a decline in the average ticket, as the number of customer transactions was up 1.6% from last year.  Comparable store sales changes by major merchandise class were as follows in the first thirty-nine weeks of 2012:  Accessories +7%; Men’s 0%; Home -2%; Children’s -4%; and Women’s -12%.

The new stores opened in 2011 and 2012, net of closed stores, accounted for an increase of $30.0 million in total sales, while the 3.1% sales decrease in the 454 comparable stores totaled $13.5 million.

Gross Profit.  Gross profit increased $3.6 million, or 2.1%, to $170.3 million in the first thirty-nine weeks of 2012 from $166.7 million in last year’s first thirty-nine weeks.  The increase in gross profit is a result of the increase in sales discussed above, partially offset by a decline in the gross margin to 35.5% from 36.0% in last year’s first thirty-nine weeks.  The lower gross margin was impacted by a 30 basis point increase in freight costs attributable primarily to freight incurred on shipments of merchandise from the distribution centers to the stores in connection with raising inventory levels this year.  Additionally, shrinkage expense increased 20 basis points.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $0.1 million, or 0.1%, to $154.7 million in the first thirty-nine weeks of 2012 from $154.8 million in last year’s first thirty-nine weeks.  The decrease in these expenses was due primarily to $1.2 million of severance expense incurred last year related to a reduction-in-force that eliminated 40 positions in our corporate offices, distribution centers and store organization, which when combined with the decrease in our ongoing payroll expense from the reduction-in-force, virtually offset the additional store level, distribution and corporate costs arising from opening new stores throughout fiscal 2011 and

2012.  As a percentage of sales, selling, general and administrative expenses decreased to 32.3% in the first thirty-nine weeks of fiscal 2012 from 33.5% in the first thirty-nine weeks of fiscal 2011 due primarily to the benefits associated with the reduction-in-force.

Depreciation and Amortization.  Depreciation and amortization expense decreased $0.2 million, or 1.3%, to $18.2 million in the first thirty-nine weeks of 2012 from $18.4 million in the first thirty-nine weeks of 2011, due to the slowing of our store opening pace in 2012.

Asset Impairment.  Impairment charges for property and equipment at certain underperforming stores decreased $1.6 million, or 71.4% to $0.7 million in the first thirty-nine weeks of 2012 from $2.3 million in the first thirty-nine weeks of 2011.

Income Tax Benefit.  Income tax benefit decreased $2.3 million, or 56.4%, to $1.7 million in this year’s first thirty-nine weeks from $4.0 million in the first thirty-nine weeks of 2011 due primarily to a decrease in pretax loss, partially offset by an increase in the effective income tax benefit rate to 53.3% from 45.9%.  The income tax benefit rate for the first thirty-nine weeks of 2012 was higher than the rate for last year’s first thirty-nine weeks, partially due to a valuation allowance of $0.7 million which was established in the second quarter of 2011 when the Company concluded that its ability to utilize certain tax credits in one state was no longer more likely than not.  The effect of the 2011 valuation allowance on the tax rate comparison between years was partially offset by the effect on 2012 of the expiration of the Work Opportunity Tax Credit (WOTC) which reduced the amount of these credits available to the Company in 2012 compared to the same period in 2011.

Net Loss.  Net loss decreased 67.6% to $1.5 million in the first thirty-nine weeks of 2012 from a net loss of $4.7 million in the first thirty-nine weeks of 2011 due to the factors discussed above.

Thirteen Weeks Ended October 27, 2012 and October 29, 2011

Net Sales.  Net sales increased $5.9 million, or 4.1%, to $149.0 million in the thirteen weeks ended October 27, 2012 from $143.1 million in the thirteen weeks ended October 29, 2011.  The increase in net sales was due primarily to the opening of 26 new stores in the third quarter of fiscal 2011 and nine new stores opened since last year’s third quarter, together with a 0.5% increase in comparable store sales, partially offset by the effect of closing three stores since last year’s third quarter.  Comparable stores include locations that have been relocated or expanded. There were four stores relocated or expanded in the third quarter of fiscal 2011 and four other stores relocated or expanded since last year’s third quarter.  Sales in all comparable relocated and expanded stores decreased 0.8% in the third quarter of 2012, while sales in all other comparable stores increased 0.5%.  The 0.5% overall increase in comparable store sales was reflected in an increase in the number of customer transactions of 4.3% from last year, partially offset by a decline in the average ticket.  Comparable store sales changes by major merchandise class were as follows in the third quarter of 2012:  Accessories +12%; Home +4%; Men’s +1%; Children’s -4%; and Women’s -12%.

The new stores opened in 2011 and 2012, net of closed stores, accounted for an increase of $5.3 million in total sales, while the 0.5% sales increase in the 454 comparable stores totaled $0.6 million.

Gross Profit.  Gross profit increased $3.0 million, or 6.3%, to $51.2 million in the third quarter of 2012 from $48.2 million in last year’s third quarter.  The increase in gross profit is a result of the increase in sales discussed above and an increase in the gross margin to 34.4% from 33.7% in last year’s third quarter.  The higher gross margin was due to an increase in the core merchandise margin (initial mark-up, net of markdowns) of 140 basis points resulting from a greater need for clearance markdowns in the third quarter of fiscal 2011 when comparable store sales declined 9.3%.  An increase in freight and shrinkage expense of 50 basis points and 20 basis points, respectively, partially offset the improvement in the core merchandise margin.  The higher freight costs were attributable primarily to freight incurred on shipments of merchandise from the distribution centers to the stores in connection with raising inventory levels this year.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $2.0 million, or 3.6%, to $51.1 million in the third quarter of 2012 from $53.1 million in last year’s third quarter.  The decrease in these expenses was due primarily to $1.2 million of severance expense incurred last year related to a reduction-in-force that eliminated 40 positions in our corporate offices, distribution centers and store organization, which when combined with the decrease in our ongoing payroll expense from the reduction-in-force, more than offset the additional store level, distribution and corporate costs arising from the opening of 26 new stores in the third quarter of fiscal 2011 and nine new stores opened since last year’s third quarter.  As a percentage of sales, selling, general and administrative expenses decreased to 34.3% in the third quarter of fiscal 2012 from 37.1% in the third quarter of fiscal 2011, due primarily to the benefits associated with the reduction-in-force.

Depreciation and Amortization.  Depreciation and amortization expense decreased $0.5 million, or 7.5%, to $6.0 million in the third quarter of 2012 from $6.5 million in the third quarter of 2011, due to the slowing of our store opening pace in 2012.

Asset Impairment.  Impairment charges for property and equipment at certain underperforming stores totaled $0.7 million in the third quarter of both 2012 and 2011.

Income Tax Benefit.  Income tax benefit decreased $2.3 million, or 45.3%, to $2.9 million in this year’s third quarter from $5.2 million in the third quarter of 2011 due to a decrease in pretax loss, as the effective income tax rate was unchanged at 43.7%.

Net Loss.  Net loss decreased 45.3% to $3.7 million in the third quarter of 2012 from a net loss of $6.8 million in the third quarter of 2011 due to the factors discussed above.

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

Current Financial Condition. As of October 27, 2012, we had total cash and cash equivalents of $36.2 million compared to $42.0 million as of January 28, 2012. Additionally, we had $4.7 million and $15.0 million of short-term and long-term investment securities, respectively, as of October 27, 2012, compared with $0.9 million and $18.8 million, respectively, as of January 28, 2012.  These securities are comprised of bank certificates of deposit and obligations of the U.S. Treasury, states and municipalities. Inventory represented 48.5% of our total assets as of October 27, 2012.  Management’s ability to manage our inventory can have a significant impact on our cash flows from operations during a given interim period or fiscal year. In addition, inventory purchases can be seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise.

Cash Flows From Operating Activities. Net cash provided by operating activities was $0.8 million in the first thirty-nine weeks of 2012 compared to $7.5 million in the same period of 2011.  The main source of cash provided during the first thirty-nine weeks of 2012 was net income adjusted for noncash expenses such as depreciation and amortization, loss on disposal of property and equipment, deferred income taxes and stock-based compensation expense, totaling $18.7 million (compared to $18.4 million in the first thirty-nine weeks of 2011).  Other significant sources of cash in the first thirty-nine weeks of 2012 were (1) a $7.9 million change in the income tax receivable/payable (compared to a use of cash of $8.2 million in the first thirty-nine weeks of 2011), which is comprised of income tax refunds, net of payments, totaling $9.0 million, net of the current portion of the income tax benefit of $1.1 million in the first thirty-nine weeks of 2012; and (2) a $1.9 million increase in layaway deposits (compared to $2.9 million in the first thirty-nine weeks of 2011) due to the seasonality of layaway transactions, which are low at the end of our fiscal year because all balances have to be redeemed by customers or they are cancelled by the middle of December each year.  Significant uses of cash included a $15.2 million increase in inventory (compared to $5.7 million in the first thirty-nine weeks of 2011) due to (a) a strategic change in our inventory flow that resulted in the receipt of cold-weather apparel earlier this year in order to provide a larger window of opportunity to sell it at full price before marking it down after Christmas, and (b) an increase in opportunistic purchases of next-season-buy merchandise consistent with our merchandising shift back more towards the off-price philosophy that we had followed prior to 2011.  Such merchandise is purchased at heavy discounts near the end of a season and held until the beginning of that same season the following year.  Other significant uses of cash included (1) an $11.8 million decrease in accounts payable (compared to $3.8 million in the first thirty-nine weeks of 2011) as the result of the shift more towards next-season-buys which are held in our distribution centers for several months and, therefore, paid for prior to being offered for sale in our stores; and (2) a $1.6 million decrease in accrued compensation (compared to a source of cash of $0.3 million in the first thirty-nine weeks of 2011) as our year-end balance sheet included accrued payroll for two weeks and our third quarter balance sheet included accrued payroll for only one week due to the timing of our bi-weekly payroll.

Cash Flows From Investing Activities. Cash used in investing activities was $5.7 million in the first thirty-nine weeks of 2012 compared to $43.7 million in the first thirty-nine weeks of 2011.  Cash used for purchases of property and equipment totaled $5.8 million and $33.8 million in the first thirty-nine weeks of 2012 and 2011, respectively, with the decrease resulting from opening three stores in the first thirty-nine weeks of fiscal 2012 compared to 50 in the first thirty-nine weeks of last year.  In addition, the equipping of the new distribution center in Roland, Oklahoma occurred in the first quarter of fiscal 2011.  Other uses of cash in the first thirty-nine weeks of 2011 consisted of purchases, net of sales/redemptions, of investment securities totaling $9.9 million.

Cash Flows From Financing Activities. Cash flows from financing activities were insignificant in the first thirty-nine weeks of both 2012 and 2011.

Cash Requirements

Our principal sources of liquidity consist of: (i) cash and cash equivalents (which equaled $36.2 million as of October 27, 2012); (ii) short-term and long-term investment securities (which equaled $4.7 million and $15.0 million, respectively, as of October 27, 2012); (iii) short-term trade credit; (iv) cash generated from operations on an ongoing basis as we sell our merchandise inventory; and (v) a $50 million revolving credit facility. Trade credit represents a significant source of financing for inventory purchases and arises from customary payment terms and trade practices with our vendors.  Historically, our principal liquidity requirements have been for working capital and capital expenditure needs.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risk during the thirty-nine weeks ended October 27, 2012 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended January 28, 2012.

Item 4. Controls and Procedures.

We have carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 27, 2012 pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer each concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information has been accumulated and communicated to our management, including the officers who certify our financial reports, as appropriate, to allow timely decisions regarding the required disclosures.

Our disclosure controls and procedures are designed to provide reasonable assurance that the controls and procedures will meet their objectives. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended October 27, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have not received full documentation or information from the EEOC in support of its letter of determination, but have undertaken our own internal analysis of the EEOC’s claims and defenses to such claims and have had discussions with the EEOC in that regard.  Following discussions with the EEOC regarding possible settlement, the EEOC has proposed a settlement amount to be paid by us of $2.5 million, with any unclaimed funds following efforts to identify and compensate claimants to be directed to one or more charities.  In the interest of reaching a satisfactory conciliation agreement with the EEOC, we have proposed a total economic settlement offer of $1.0 million to cover all claims and the expenses of administering and complying with the settlement (excluding professional fees), with no reversion of unclaimed funds back to us.  We are currently in discussions with the EEOC regarding these offers for settlement, including the non-economic terms of settlement, and options for resolution of the matter.  We are also evaluating other aspects of the conciliation process established by the EEOC.

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

101

The following financial information from Citi Trends, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 27, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of October 27, 2012 and January 28, 2012, (ii) the Condensed Consolidated Statements of Operations for the thirty-nine and thirteen week periods ended October 27, 2012 and October 29, 2011, (iii) the Condensed Consolidated Statements of Cash Flows for the thirty-nine week periods ended October 27, 2012 and October 29, 2011, and (iv) Notes to the Condensed Consolidated Financial Statements.^

*                    Filed herewith.

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

Date: December 5, 2012

	By:	/s/ Bruce D. Smith
	Name:	Bruce D. Smith
	Title:	Executive Vice President, Chief Financial Officer and Secretary