Form 10-K
period 2013-02-02
Citi Trends Inc
filed 2013-04-17
CIK 1318484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended February 2, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $221,699,749 as of July 27, 2012.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: Common Stock, par value $.01 per share, 15,466,970 shares outstanding as of March 26, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information from the registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year covered by this Annual Report on Form 10-K, with respect to the Annual Meeting of Stockholders to be held on June 5, 2013.

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

Information is provided herein with respect to our operations related to our fiscal years ended on February 2, 2013 (“fiscal 2012”), January 28, 2012 (“fiscal 2011”) and January 29, 2011 (“fiscal 2010”).

ITEM 1.        BUSINESS

Overview and History

We are a value-priced retailer of urban fashion apparel and accessories for the entire family. We offer quality, branded apparel from nationally recognized brands, as well as private label apparel, accessories and a limited assortment of home décor items. Our merchandise offerings are designed to appeal to the preferences of fashion conscious consumers, particularly African-Americans. We believe that we provide merchandise at compelling values. Our goal is to provide nationally recognized branded merchandise at discounts to department and specialty stores’ regular prices of 20% to 70%. Our stores average approximately 10,700 square feet of selling space and are typically located in neighborhood shopping centers that are convenient to low and moderate income customers.  As of February 2, 2013, we operated 513 stores in both urban and rural markets in 29 states.

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

Superior Value Proposition. As a value-priced retailer, we seek to offer top quality, fashionable merchandise at compelling prices. We seek to provide nationally recognized brands at discounts to department and specialty stores’ regular prices of 20% to 70%. We also offer products under our proprietary brands such as “Citi Steps,” “Red Ape,” “Vintage Harlem,” and “Lil Ms Hollywood.” These private brands enable us to expand our product selection, offer fashion merchandise at lower prices and enhance our product offerings.

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

Strong and Flexible Sourcing Relationships. We maintain strong sourcing relationships with a large group of suppliers. We have purchased merchandise from over 1,600 vendors in the past 12 months. Purchasing is controlled by a 40 member buying team located in one of our three buying offices in New York, New York; Los Angeles, California; and our Savannah, Georgia headquarters. We purchase merchandise through planned programs with vendors at reduced prices and opportunistically through close-outs, with the majority of our merchandise purchased for the current season and a lesser quantity held for sale in future seasons. To foster vendor relationships, we pay vendors promptly and do not ask for typical retail concessions, such as promotional and markdown allowances.

Attractive Fashion Presentation and Store Environment. We seek to provide a fashion-focused shopping environment that is similar to a specialty apparel retailer, rather than a typical off-price store. Products from nationally recognized brands are prominently displayed by brand, rather than by size, on dedicated, four-way fixtures featuring multiple sizes and styles. The remaining merchandise is arranged on hanging racks. The stores are carpeted and well-lit, with most featuring a sound system that plays urban adult and urban contemporary music throughout the store. Nearly all of our stores have either been opened or remodeled in the past ten years.

Cost-Effective Store Locations. We locate stores in high traffic strip shopping centers that are convenient to low and moderate income neighborhoods. We generally utilize previously occupied store sites which enables us to obtain attractive rents. Similarly, advertising expenses are low as we do not rely on promotion-driven sales but rather seek to build our reputation for value through everyday low prices. At the same time, from an investment perspective, we seek to design stores that are inviting and easy to shop, while limiting startup and fixturing costs.

Product Merchandising and Pricing

Products. Our merchandising strategy is to offer high quality urban apparel and accessories at attractive prices for the entire value-conscious family. We seek to maintain a diverse assortment of first quality, in-season merchandise that appeals to the distinctive tastes and preferences of our core customers. Approximately 41% of our net sales in fiscal 2012 were represented by nationally recognized brands. We also offer a wide variety of products from less recognized brands and a lesser amount representing private label products under our proprietary brands such as “Citi Steps,” “Red Ape,” “Vintage Harlem,” and “Lil Ms Hollywood.” Our private brand products enable us to expand product selection, offer merchandise at lower prices and enhance our product offerings.

Our merchandise includes apparel, accessories and home décor. Within apparel, we offer fashion sportswear for men, women and children, including offerings for newborns, infants, toddlers, boys and girls. Accessories include handbags, jewelry, footwear, belts, intimate apparel and sleepwear.

The following table sets forth the merchandise assortment by classification as a percentage of net sales for fiscal 2012, 2011, and 2010.

	Percentage of Net Sales
	2012	2011	2010
Women’s	29%	32%	33%
Children’s	27%	28%	28%
Men’s	18%	19%	20%
Accessories	23%	18%	17%
Home décor	3%	3%	2%

Pricing. We purchase our merchandise at attractive prices and mark prices up less than department or specialty stores. We seek to provide nationally recognized brands at prices that are 20% to 70% below regular retail prices available in department stores and specialty stores, and to provide a product offering that validates both our value and fashion positioning to our consumers. We also consider the price-to-value relationships of our non-branded products to be very strong. The discount from the suggested retail price is reflected on the price tag. We review each department in our stores at least monthly for possible markdowns based on sales rates and fashion seasons to promote faster turnover of inventory and to accelerate the flow of current merchandise.

Sourcing and Allocation

The merchandising department oversees the sourcing, planning and allocation of merchandise to our stores, which allows us to utilize volume purchase discounts and maintain control over our inventory. We source our merchandise from over 1,600 vendors, consisting of domestic manufacturers and importers. Our Chief Merchandising Officer supervises a planning and allocation team consisting of 20 associates, as well as a buying team, which is comprised of 40 merchandise managers, buyers, associate buyers, assistant buyers and merchandise assistants.

The members of our buying team have on average more than 12 years of experience in the retail business and have developed long-standing relationships with many of our vendors, including those controlling the distribution of branded apparel. Our buyers, who are based in New York, Los Angeles and Savannah, travel regularly to the major United States apparel markets, visiting major manufacturers and attending national and regional apparel trade shows, including urban-focused trade shows.

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

Store Operations

Store Format. The average selling space of our existing 513 stores is approximately 10,700 square feet, which allows us the space and flexibility to departmentalize our stores and provide directed traffic patterns. We arrange most of our stores in a racetrack format with women’s sportswear, our most attractive and fashion current merchandise, in the center of each store and complementary categories adjacent to those items. Men’s and boy’s apparel is displayed on one side of the store, while dresses, footwear and accessories are displayed on the other side. Merchandise for infants, toddlers and girls is displayed along the back of the store. Impulse items, such as jewelry and sunglasses, are featured near the checkout area. Products from nationally recognized brands are prominently displayed on four-way racks at the front of each department. The remaining merchandise is displayed on hanging racks and occasionally on table displays. Large hanging signs identify each category location. The unobstructed floor plan allows the customer to see virtually all of the different product areas from the store entrance and provides us the flexibility to easily expand and contract departments in response to consumer demand, seasonality and merchandise availability. Virtually all of our inventory is displayed on the selling floor. Prices are clearly marked and often have the comparative retail-selling price noted on the price tag.

In 2010, with the assistance of a retail design consulting firm,  we began to test a new store format which we refer to as “Citi Lights”.  We opened our first new prototype store in Savannah in July 2010 and have since opened 64 more new stores with the prototype design.  Also, we have converted 25 of our existing stores to the new format and implemented the new format in connection with the relocation or expansion of 18 other stores, resulting in a total of 108 stores in the new format as of the end of fiscal 2012. The stores feature a new color palette and logo, a new layout, new fixturing, dressing room, graphics and lighting, a redesigned checkout area stocked with impulse items and an expanded footwear department.  They typically have a main center drive aisle rather than the racetrack design utilized in our traditional stores.  We plan to continue evaluating the performance of the Citi Lights stores before converting more of our stores to this format.

Store Management. Store operations are managed by our Senior Vice President of Store Operations, four regional vice presidents and 45 district managers, each of whom manages seven to seventeen stores. The typical store is staffed with a store manager, two or three assistant managers and seven to eight part-time sales associates, all of whom rotate work days on a shift basis. Store managers and assistant store managers participate in a bonus program based on achieving predetermined levels of sales and inventory shrinkage. District managers participate in bonus programs based on achieving targeted levels of sales, profits, inventory shrinkage and payroll costs. Regional Vice Presidents participate in a bonus program based partly on a roll-up of the district managers’ bonuses and partly on the Company’s profit performance in relation to budget. Sales associates are compensated on an hourly basis with incentives. Moreover, we recognize individual performance through internal promotions and provide opportunities for advancement.

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

Layaway Program. We offer a layaway program that allows customers to purchase merchandise by initially paying a 20% deposit and a $2 service charge, although at various times, we have reduced the deposit requirement to 10% and waived the service charge in connection with promotional events. The customer then makes additional payments every two weeks and has 60 days within which to complete the purchase. If the purchase is not completed, the customer receives a merchandise credit for amounts paid less a re-stocking and layaway service fee.

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

Advertising and Marketing

Our marketing goals are to build the “Citi Trends” brand, promote consumers’ association of the “Citi Trends” brand with value, quality, fashion and everyday low prices, and drive traffic into our stores. We generally focus our advertising efforts during the first quarter (Spring/Easter), back-to-school and Christmas through the use of hip-hop radio stations, both local and syndicated.  We also utilize social media as a way to engage our customers.  In 2011, we started a Facebook page which has grown to over 340,000 fans.  In addition, we promote new seasons and events in our window signage and through in-store announcements on our Muzak system.  For store grand openings and significant remodels, we typically seek to create community awareness and consumer excitement through local radio remotes with local radio personalities broadcasting from the new location. We also distribute promotional items such as gift cards in connection with our grand openings and significant remodels.

Distribution

All merchandise sold in our stores is shipped directly from our distribution centers in Darlington, South Carolina and Roland, Oklahoma, utilizing various express package distributors. Our stores receive multiple shipments of merchandise from our distribution centers each week, with most of them receiving daily shipments. The Darlington distribution center has 550,000 square feet of space, while the Roland distribution center has 460,000 square feet.

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

Growth Strategy

Due to a challenging sales environment, we are taking a more conservative approach to opening new stores.  After opening 55 new stores in fiscal 2011, we opened four in fiscal 2012 and will likely open five or fewer in fiscal 2013.  We will continue to evaluate our growth strategy as we monitor operating results in fiscal 2013.

Competition

The markets we serve are highly competitive. The principal methods of competition in the retail business are fashion, assortment, pricing and presentation. We believe we have a competitive advantage in our offering of fashionable brands at everyday low prices. We compete against a diverse group of retailers, including national off-price retailers, mass merchants, smaller specialty retailers and dollar stores. The off-price retail companies with which we compete include TJX Companies, Inc. (“TJX Companies”), Ross Stores, Inc. (“Ross Stores”), The Cato Corporation (“Cato”), and Burlington Coat Factory Warehouse Corp. (“Burlington Coat Factory”).  In particular, Ross Stores’ “dd’s DISCOUNTS” stores, and Cato’s “It’s Fashion Metro” stores target lower and moderate income consumers. We believe our strategy of appealing to African-American consumers and offering urban apparel products allows us to compete successfully with these retailers. We also believe we offer a more inviting store format than the off-price retailers, including our use of carpeted floors and more prominently displayed brands. In addition, we compete with a group of smaller specialty retailers that sell only women’s products, such as Rainbow, Dots, It’s Fashion! and Simply Fashions. Our mass merchant competitors include Wal-Mart, Target and Kmart. These chains do not focus on fashion apparel and, within their apparel offering, lack the urban focus that we believe differentiates our offering and appeals to our core customers. Similarly, while some of the dollar store chains offer apparel, they typically offer a more limited selection focused on basic apparel needs. As a result, we believe there is significant demand for a value retailer that addresses the market of low and moderate income consumers generally and, particularly, African-American and other minority consumers who seek value-priced, urban fashion apparel and accessories. See Item 1A. Risk Factors in this Report for additional information.

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

Employees

As of February 2, 2013, we had approximately 2,500 full-time and approximately 2,700 part-time employees. Of these employees, approximately 4,500 are employed in our stores and the remainder are employed in our distribution centers and corporate office. We are not a party to any collective bargaining agreements, and none of our employees is represented by a labor union.

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

The apparel industry in general and our core customer market in particular are subject to rapidly evolving fashion trends and shifting consumer demands. Accordingly, our success is heavily dependent on our ability to anticipate, identify and capitalize on emerging fashion trends, including products, styles and materials that will appeal to our target consumers. A failure on our part to anticipate, identify or react appropriately and timely to changes in styles, trends, brand preferences or desired image preferences is likely to lead to lower demand for our merchandise, which could cause, among other things, sales declines, excess inventories and higher markdowns.

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

We purchase the products we sell directly from approximately 1,600 vendors, and a substantial portion of this merchandise is manufactured outside of the United States and imported by our vendors from countries such as China and other areas of the Far East. The countries in which our merchandise currently is manufactured or may be manufactured in the future could become subject to new trade restrictions imposed by the United States or other foreign governments. Trade restrictions, including increased customs restrictions and tariffs or quotas against apparel items, as well as United States or foreign labor strikes, work stoppages or boycotts, could increase the cost or reduce the supply of apparel available to us and have an adverse effect on our business. In addition, our merchandise supply could be impacted if our vendors’ imports become subject to existing or future duties and quotas, or if our vendors face increased competition from other companies for production facilities, import quota capacity and shipping capacity.

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

Failure to comply with legal requirements could result in increased costs.

Compliance risks in our business include areas such as employment law, taxation, customer relations and personal injury claims, among others.  Failure to comply with laws, rules and regulations could result in unexpected costs and have an adverse effect on our business and reputation.

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

Our comparable store sales and quarterly results have fluctuated significantly in the past based on a number of economic, seasonal and competitive factors, and we expect them to continue to fluctuate in the future. Since the beginning of fiscal 2005, our quarter-to-quarter comparable store sales have ranged from a decrease of 12.4% to an increase of 25.0%. More recently, since the beginning of fiscal 2010, our quarter-to-quarter comparable store sales have ranged from a decrease of 11.9% to an increase of 9.6%.  This variability could cause our comparable store sales and quarterly results to fall below the expectations of securities analysts or investors, which could result in a decline in the market price of our common stock.

Our stock price is subject to volatility.

Our stock price is volatile. From our initial public offering in May 2005 through February 2, 2013, the trading price of our common stock has ranged from $7.01 to $57.85 per share (in the fourth quarter of fiscal 2012, the trading price of our common stock ranged from $10.10 to $14.61 per share on volume ranging from 16,900 to 288,100). As a result of this volatility, investors may not be able to sell their common stock at or above their respective purchase prices. The market price for our common stock may be influenced by many factors, including:

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

ITEM 1B.                                       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                                                PROPERTIES

Store Locations

As of February 2, 2013, we operated 513 stores located in 29 states. Our stores average approximately 10,700 square feet of selling space and are typically located in neighborhood strip shopping centers that are convenient to low and moderate income customers.

We have no franchising relationships, and all of the stores are company operated.  All existing 513 stores, totaling 6.7 million total square feet and 5.5 million selling square feet, are leased under operating leases. The typical store lease is for five years with options to extend the lease term for three additional five-year periods. Nearly all store leases provide us the right to cancel following an initial three-year period in the event the store does not meet pre-determined sales levels. The table below sets forth the number of stores in each of the 29 states in which we operated as of February 2, 2013:

Alabama—29

Arkansas—8

California—9

Delaware—1

Florida—47

Georgia—63

Illinois—18

Indiana—12

Iowa—2

Kansas—1

Kentucky—6

Louisiana—33

Maryland—3

Michigan—21

Minnesota—1

Mississippi—25

Missouri—6

Nebraska—1

Nevada—2

New York—4

North Carolina—44

Ohio—26

Oklahoma—5

Pennsylvania—5

South Carolina—47

Tennessee—18

Texas—50

Virginia—20

Wisconsin—6

Support Center Facilities

We own a facility in Savannah, Georgia totaling approximately 70,000 square feet, which serves as our headquarters and, to a lesser extent, as a storage facility. We also own an approximately 550,000 square-foot distribution center in Darlington, South Carolina and a 460,000 square-foot distribution center in Roland, Oklahoma.  In addition, we currently lease a 7,600 square-foot office in New York City which is used for buyer operations and meetings with vendors.  The Company closed its 170,000 square foot distribution center in Savannah, Georgia in June 2011.  A real estate broker has been engaged to sell the Savannah land and building.

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

We have not received full documentation or information from the EEOC in support of its letter of determination, but have undertaken our own internal analysis of the EEOC’s claims and defenses to such claims and have had discussions with the EEOC in that regard.  Following discussions with the EEOC regarding possible settlement, the EEOC has proposed a settlement amount to be paid by us of $2.5 million, with any unclaimed funds following efforts to identify and compensate claimants to be directed to one or more charities.  In the interest of reaching a satisfactory conciliation agreement with the EEOC, we have proposed a total economic settlement offer of $1.0 million to cover all claims and the expenses of administering and complying with the settlement (excluding professional fees), with no reversion of unclaimed funds back to us.  We continue to await the EEOC’s response to our most recent proposal regarding settlement.  We are also evaluating other aspects of the conciliation process established by the EEOC.

On February 24, 2012, a suit was filed in the United States District Court for the Northern District of Alabama, Middle Division, by certain individuals as a purported collective action on behalf of current and former employees of the Company holding store managerial positions.  The plaintiffs allege that store managers have been improperly classified as exempt from the obligation to pay overtime in violation of the Fair Labor Standards Act.  We intend to vigorously defend the claims that have been asserted in this lawsuit.  Recently, the court conditionally certified a class of store managers, but the exact size and scope of the class remains undetermined until either the trial and/or appellate court decide which, if any, current store managers are subject to arbitration.  Notwithstanding any decision on arbitration, the conditional class will be subject to decertification at the close of discovery.  Because no discovery has been conducted to date, we are unable to determine the probability of any particular outcome and it is not reasonably possible to estimate a range of loss with respect to this matter.  Accordingly, no accrual for costs has been recorded, and the potential impact of this matter on our financial position, results of operations and cash flows cannot be determined at this time.

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

	High	Low
2011
First Quarter	25.20	20.10
Second Quarter	22.38	12.50
Third Quarter	14.68	9.65
Fourth Quarter	12.62	7.87

2012
First Quarter	12.50	8.80
Second Quarter	16.42	10.19
Third Quarter	15.51	10.53
Fourth Quarter	14.61	10.10

On March 26, 2013, the last reported sale price of our common stock on The NASDAQ Stock Market was $10.16 per share. On March 26, 2013, there were 112 holders of record and approximately 3,200 beneficial holders of our common stock.

We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities.

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

None.

Equity Compensation Plan Information.

See Item 12 of this Report.

Stock Performance Graph

Set forth below is a line graph comparing the last five years’ percentage change in the cumulative total stockholder return on shares of our common stock against (i) the cumulative total return of companies listed on The NASDAQ Stock Market and (ii) the cumulative total return of the NASDAQ Retail Trade Index. This graph assumes that $100 was invested on January 31, 2008 in our common stock and in each of the market index and the industry index, and that all cash distributions were reinvested. Our common stock price performance shown on the graph is not indicative of future price performance.

Total Return Analysis	1/08	1/09	1/10	1/11	1/12	1/13

Citi Trends, Inc.	100.00	69.71	227.72	167.52	65.84	94.66
NASDAQ Composite	100.00	60.26	84.82	110.53	114.46	128.46
NASDAQ Retail Trade	100.00	68.37	115.76	153.63	178.14	221.93

ITEM 6.                        SELECTED FINANCIAL DATA

Selected Financial and Operating Data

The following table provides selected consolidated financial and operating data for each of the fiscal years in the five-year period ended February 2, 2013, including: (a) consolidated statement of operations data for each such period, (b) additional operating data for each such period and (c) consolidated balance sheet data as of the end of each such period. The consolidated statement of operations data for the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011 and the consolidated balance sheet data as of February 2, 2013 and January 28, 2012 are derived from our audited consolidated financial statements included in Item 8 that have been audited by KPMG LLP, an independent registered public accounting firm. The statement of operations data for the fiscal years ended January 30, 2010 and January 31, 2009 and the balance sheet data as of January 29, 2011, January 30, 2010 and January 31, 2009 are derived from our audited financial statements that are not included in this Report. The selected consolidated financial and operating data set forth below should be read in conjunction with, and are qualified in their entirety by reference to, the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 and our consolidated financial statements and related notes set forth in the financial pages of this Report. Historical results are not necessarily indicative of results to be expected for any future period.

	Fiscal Year Ended (1)
	February 2, 2013		January 28, 2012	January 29, 2011	January 30, 2010	January 31, 2009
	(dollars in thousands, except per share amounts)
Statement of Operations Data:
Net sales	$654,653		$640,824	$622,528	$551,869	$488,202
Cost of sales	426,904		420,321	383,318	338,898	301,867

Gross profit	227,749		220,503	239,210	212,971	186,335
Selling, general and administrative expenses	207,411		207,025	187,231	165,166	147,009
Depreciation and amortization	23,950		24,958	20,324	18,319	16,261
Asset impairment	1,177		6,514	211	112	—
(Loss) income from operations	(4,789)		(17,994)	31,444	29,374	23,065
Interest, net	48		164	150	312	2,188

(Loss) income before income taxes	(4,741)		(17,830)	31,594	29,686	25,253
Income tax (benefit) expense	(2,516)		(7,816)	10,742	9,969	7,870

Net (loss) income	$(2,225)		$(10,014)	$20,852	$19,717	$17,383

Net (loss) income per common share:
Basic	$(0.15)		$(0.69)	$1.44	$1.36	$1.21
Diluted	$(0.15)		$(0.69)	$1.44	$1.36	$1.20
Weighted average shares used to compute net (loss) income per share:
Basic	14,671,638		14,589,247	14,503,418	14,363,894	14,131,077
Diluted	14,671,638		14,589,247	14,522,662	14,395,605	14,268,788
Additional Operating Data:
Number of stores:
Opened during period	4		55	60	49	39
Closed during period	2		5	2	3	1
Open at end of period	513		511	461	403	357
Selling square footage at end of period	5,500,698		5,473,846	4,891,637	4,205,046	3,654,378
Comparable store sales (decrease) increase (2)	(5.6	)% (3)	(8.3)%	(1.8)%	0.6%	0.0%
Average sales per store (4)	$1,279		$1,319	$1,441	$1,452	$1,444
Balance Sheet Data:
Cash and cash equivalents	$37,263		$41,986	$69,231	$62,993	$33,516
Short-term investments	12,771		902	586	33,025	—
Long-term investments	5,754		18,840	9,205	—	43,825
Total assets	292,145		314,777	306,402	279,986	240,789
Total liabilities	96,174		118,374	101,598	98,643	82,582
Total stockholders’ equity	195,971		196,403	204,804	181,343	158,207

(1)            Our fiscal year ends on the Saturday closest to January 31 of each year. The years ended February 2, 2013, January 28, 2012, January 29, 2011, January 30, 2010, and January 31, 2009 are referred to as fiscal 2012, 2011, 2010, 2009 and 2008, respectively.  Fiscal 2012 is comprised of 53 weeks, while fiscal years 2011, 2010, 2009 and 2008 are each comprised of 52 weeks.

(2)            Stores included in the comparable store sales calculation for any period are those stores that were opened prior to the beginning of the preceding fiscal year and were still open at the end of such period. Relocated stores and expanded stores are included in the comparable store sales results.

(3)            The Company is reporting comparable store sales on a comparable store and comparable weeks basis; for fiscal 2012, the 53 weeks ended February 2, 2013 were compared to the 53 weeks ended February 4, 2012.

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

Overview

We are a value-priced retailer of urban fashion apparel and accessories for the entire family. Our merchandise offerings are designed to appeal to the preferences of fashion conscious consumers, particularly African-Americans. We operate 513 stores in both urban and rural markets in 29 states.

Due to a challenging sales environment, we are taking a more conservative approach to opening new stores.  After opening 55 new stores in fiscal 2011, we opened four in fiscal 2012 and plan to open five or fewer in fiscal 2013.  We will continue to evaluate our growth strategy as we monitor operating results in fiscal 2013.

We measure performance using key operating statistics. One of the main performance measures we use is comparable store sales growth. We define a comparable store as a store that has been opened for an entire fiscal year. Therefore, a store will not be considered a comparable store until its 13th month of operation at the earliest or until its 24th month at the latest. As an example, stores opened in fiscal 2011 and fiscal 2012 were not considered comparable stores in fiscal 2012. Relocated and expanded stores are included in the comparable store sales results. We also use other operating statistics, most notably average sales per store, to measure our performance. As we typically occupy existing space in established shopping centers rather than sites built specifically for our stores, store square footage (and therefore sales per square foot) varies by store. We focus on overall store sales volume as the critical driver of profitability. In addition to sales, we measure gross profit as a percentage of sales and store operating expenses, with a particular focus on labor, as a percentage of sales. These results translate into store level contribution, which we use to evaluate overall performance of each individual store. Finally, we monitor corporate expenses against budgeted amounts.  All of the statistics discussed above are critical components of earnings before interest, taxes, depreciation and amortization (“EBITDA”) and Adjusted EBITDA (comprised of EBITDA plus non-cash asset impairment expense), which are considered our most important operating statistics.  Although EBITDA and Adjusted EBITDA provide useful information on an operating cash flow basis, they are limited measures in that they exclude the impact of cash requirements for capital expenditures, income taxes and interest expense.  Therefore, EBITDA and Adjusted EBITDA should be used as supplements to results of operations and cash flows as reported under GAAP and should not be used as a singular measure of operating performance or as a substitute for GAAP results.  Provided below is a reconciliation of net (loss) income to EBITDA and to Adjusted EBITDA for fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011:

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011

Net (loss) income	$(2,225)	$(10,014)	$20,852

Plus:
Interest expense	212	79	24
Income tax expense	—	—	10,742
Depreciation and amortization	23,950	24,958	20,324

Less:
Interest income	(260)	(243)	(174)
Income tax benefit	(2,516)	(7,816)	—
EBITDA	19,161	6,964	51,768

Asset impairment	1,177	6,514	211

Adjusted EBITDA	$20,338	$13,478	$51,979

Basis of the Presentation

Net sales consist of store sales and layaway fees, net of returns by customers. Cost of sales consists of the cost of products we sell and associated freight costs. Selling, general and administrative expenses are comprised of store costs, including payroll and occupancy costs, corporate and distribution center costs and advertising costs. We operate on a 52- or 53-week fiscal year, which ends on the Saturday closest to January 31. Each of our fiscal quarters consists of four 13-week periods, with an extra week added to the fourth quarter every five to six years.  The years ended February 2, 2013, January 28, 2012, January 29, 2011, January 30, 2010, and January 31, 2009 are referred to as fiscal 2012, 2011, 2010, 2009, and 2008, respectively. Fiscal 2012 is comprised of 53 weeks, while fiscal years 2011, 2010, 2009 and 2008 are each comprised of 52 weeks.

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

Net Sales and Additional Operating Data

The following table sets forth, for the periods indicated, selected consolidated statement of operations data expressed both in dollars and as a percentage of net sales:

	Fiscal Year Ended
	February 2,		January 28,		January 29,
	2013		2012		2011
	(dollars in thousands)
Statement of Operations Data
Net sales	$654,653	100.0%	$640,824	100.0%	$622,528	100.0%
Cost of sales	426,904	65.2%	420,321	65.6%	383,318	61.6%

Gross profit	227,749	34.8%	220,503	34.4%	239,210	38.4%
Selling, general and administrative expenses	207,411	31.7%	207,025	32.3%	187,231	30.1%
Depreciation and amortization	23,950	3.6%	24,958	3.9%	20,324	3.3%
Asset impairment	1,177	0.2%	6,514	1.0%	211	0.0%

(Loss) income from operations	(4,789)	(0.7)%	(17,994)	(2.8)%	31,444	5.1%
Interest income	260	0.0%	243	0.0%	174	0.0%
Interest expense	(212)	(0.0)%	(79)	(0.0)%	(24)	(0.0)%

(Loss) income before income taxes	(4,741)	(0.7)%	(17,830)	(2.8)%	31,594	5.1%
Income tax (benefit) expense	(2,516)	(0.4)%	(7,816)	(1.2)%	10,742	1.7%

Net (loss) income	$(2,225)	(0.3)%	$(10,014)	(1.6)%	$20,852	3.4%

The following table provides information, for the years indicated, about the number of total stores open at the beginning of the year, stores opened and closed during each year, total stores open at the end of each year and comparable store sales for the years:

	Fiscal Year Ended
	February 2,	January 28,	January 29,
	2013	2012	2011
Total stores open, beginning of year	511	461	403
New stores	4	55	60
Closed stores	(2)	(5)	(2)

Total stores open, end of year	513	511	461

Comparable store sales decrease (1)	(5.6)%	(8.3)%	(1.8)%

(1)            Stores included in the comparable store sales calculation for any year are those stores that were opened prior to the beginning of the preceding fiscal year and were still open at the end of such year. Relocated stores and expanded stores are included in the comparable store sales results.  In a 53-week year, comparable store sales are reported on a comparable weeks basis (e.g. the 53 weeks ended February 2, 2013 were compared to the 53 weeks ended February 4, 2012).

Fiscal 2012 Compared to Fiscal 2011

Net Sales. Net sales increased $13.9 million, or 2.2%, to $654.7 million in the 53-week fiscal 2012 from $640.8 million in the 52-week fiscal 2011.  The increase in net sales was due primarily to 55 new store openings in fiscal 2011 for which there was not a full year of sales in fiscal 2011 and four new store openings in fiscal 2012, together with an extra week in fiscal 2012 which contributed $8.8 million in sales.  These sales increases were partially offset by a 4.0% decrease in comparable store sales during the first 52 weeks of fiscal 2012 (5.6% decrease on a 53 versus 53-week basis) and the closing of two stores in fiscal 2012 and five stores in fiscal 2011.  In the first 52 weeks of fiscal 2012, the 55 stores opened in fiscal 2011 accounted for $28.5 million of the increase in sales and the 4 stores opened in fiscal 2012 accounted for $3.4 million of the increase, while the sales decrease in the 454 comparable stores totaled $23.8 million and the closed stores had the effect of reducing sales by $3.0 million.  Comparable stores include locations that have been relocated or expanded.  There were 4 stores relocated or expanded in fiscal 2012 and 14 stores relocated or expanded in fiscal 2011.  In the first 52 weeks of fiscal 2012, sales in these comparable relocated and expanded stores decreased 2.1%, while sales in all other comparable stores decreased 4.1%.

The 5.6% overall decrease in comparable store sales on a 53-week basis was reflected entirely in a lower average unit sale as customer transactions and the average number of items per transaction were both up approximately 1%.  The lower average unit sale resulted from the Company’s shift to a higher level of opportunistic buying in order to provide lower prices to our customers.  Sales continued to be challenging in fiscal 2012.  While we were able to improve our price competitiveness through the heightened opportunistic buying strategy, we continued to have significant declines in sales of women’s urban brands, as well as lesser decreases in the men’s and children’s businesses.  Comparable store sales changes on a 53-week basis, by major merchandise class, were as follows:  Accessories +9%; Home +1%; Men’s -6%; Children’s -6%; and Women’s -15%.

Gross Profit. Gross profit increased $7.2 million, or 3.3%, to $227.7 million in fiscal 2012 from $220.5 million in fiscal 2011. The increase in gross profit is the result of the increase in total sales discussed above, together with an improvement in the gross margin to 34.8% in fiscal 2012 from 34.4% in fiscal 2011.  The increase in gross margin was due primarily to an improvement in the core merchandise margin (initial mark-up, net of markdowns) of 100 basis points, partially offset by increases in freight expense and inventory shrinkage of 30 basis points each.  The improvement in the core merchandise margin was the result of steps taken to increase the level of opportunistic purchases of product at advantageous prices in fiscal 2012 and more merchandise markdowns taken in fiscal 2011 due to a higher level of negative comparable store sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $0.4 million, or 0.2%, to $207.4 million in fiscal 2012 from $207.0 million in fiscal 2011. The increase in expenses was due primarily to additional store level, distribution and corporate costs arising from the opening of 55 new stores in fiscal 2011 and 4 new stores in fiscal 2012, together with approximately $3 million of expense attributable to the extra week in fiscal 2012.  The factors causing expenses to increase were almost completely offset by efforts to tightly manage expenses in the challenging sales environment, including the elimination of 40 positions in our corporate office, distribution centers and store organization in the third quarter of fiscal 2011.  Additionally, fiscal 2011 included $1.9 million of severance expense, incurred in connection with the elimination of 40 positions and the departure of two executives.  Selling, general and administrative expenses as a percentage of net sales decreased to 31.7% in fiscal 2012 from 32.3% in fiscal 2011 due primarily to the expense control measures discussed above and the fiscal 2011 severance expense.

Depreciation and Amortization. Depreciation and amortization expense decreased $1.0 million, or 4.0%, to $24.0 million in fiscal 2012 from $25.0 million in fiscal 2011, as a result of the Company slowing down its new store growth.

Asset Impairment.  Impairment totaled $1.2 million and $6.5 million in fiscal 2012 and 2011, respectively.  Impairment charges for property and equipment at certain underperforming stores were much higher in fiscal 2011 due to a significant decline in sales and gross margin in that year.  In addition, goodwill of $1.4 million was fully impaired in fiscal 2011 due to a decrease in the Company’s stock price.

Income Tax (Benefit) Expense. Income tax benefit decreased to $2.5 million in fiscal 2012 from $7.8 million in fiscal 2011 due to a lower pretax loss in fiscal 2012, partially offset by an increase in the effective income tax benefit rate to 53.1% in fiscal 2012 from 43.8% in fiscal 2011.   The effective income tax benefit rate was higher in fiscal 2012 because the benefit from general business tax credits did not decline at the same rate as the pretax loss.

Net (Loss) Income. Net loss was $2.2 million in fiscal 2012 compared with $10.0 million in fiscal 2011, due to the factors discussed above.

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

Asset Impairment.  Impairment totaled $6.5 million and $0.2 million in fiscal 2011 and 2010, respectively.  Impairment charges for property and equipment at certain underperforming stores were much higher in fiscal 2011 due to the significant decline in sales and gross margin as discussed above.  In addition, goodwill of $1.4 million was fully impaired in 2011 due to a decrease in the Company’s stock price.

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

Liquidity and Capital Resources

Our cash requirements are primarily for working capital and for capital expenditures for our stores, distribution infrastructure and information systems. Historically, we have met these cash requirements from cash flow from operations, short-term trade credit, borrowings under our revolving lines of credit, long-term debt and capital leases, and cash proceeds from our initial public offering.  We expect to be able to meet future cash requirements with cash flow from operations, short-term trade credit, existing balances of cash and investment securities and, if necessary, borrowings under our revolving credit facility (described below). In fiscal 2012, there was no need to borrow under the credit facility. Due to our strong cash and cash equivalents position as of February 2, 2013 ($37.3 million), we believe that we will likely not have to borrow under the credit facility during fiscal 2013.

Cash Flows

Fiscal 2012 Compared to Fiscal 2011

As of February 2, 2013, we had total cash and cash equivalents of $37.3 million, compared with $42.0 million as of January 28, 2012. Additionally, we had $12.8 million and $5.8 million of short-term and long-term investment securities, respectively, as of February 2, 2013, compared with $0.9 million and $18.8 million, respectively, as of January 28, 2012.  These securities are comprised of bank certificates of deposit and obligations of the U.S. Treasury, states and municipalities.

Inventory represented 48.4% of our total assets as of February 2, 2013, compared with 41.8% as of January 28, 2012.  Management’s ability to manage our inventory can have a significant impact on our cash flows from operations during a given interim period or fiscal year.  In addition, inventory purchases can be seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise.

Cash Flows Provided by Operating Activities.  Net cash provided by operating activities was $2.3 million in fiscal 2012 compared with $22.1 million in fiscal 2011.  Net loss, adjusted for noncash expenses such as depreciation and amortization, asset impairment, deferred income taxes, loss on disposal of property and equipment, and stock-based compensation expense, provided cash of $22.8 million (compared with $24.2 million in fiscal 2011).  The other significant source of cash provided by operating activities was a decrease in income tax receivable of $9.6 million (compared with an increase of $10.9 million in fiscal 2011), which is comprised of income tax refunds, net of payments, totaling $9.2 million, and current income tax expense of $0.4 million.  Significant uses of cash included (1) Accounts payable decreased $16.3 million (compared with an increase of $11.0 million in fiscal 2011) due primarily to our shift back to more opportunistic buying, including making more opportunistic purchases of next-season-buy merchandise.  Many of the payments to trade vendors for these opportunistic purchases had been made prior to year end, therefore, accounts payable was lower as a percentage of inventory at the end of fiscal 2012 than fiscal 2011.  (2) Inventory increased $9.9 million (compared with $10.1 million in fiscal 2011) due primarily to the higher level of next-season-buy merchandise discussed above.  (3) Accrued compensation decreased $2.2 million (compared with an increase of $1.7 million in fiscal 2011) due to one week of payroll being accrued at the end of fiscal 2012 compared with two weeks a year ago and as a result of fiscal 2011 severance accruals for two former officers and for employees laid off in connection with a reduction-in-force being paid in fiscal 2012.  (4) Accrued expenses and other long-term liabilities decreased $2.1 million (compared with an increase of $5.2 million in fiscal 2011) due primarily to amortization of deferred rent and tenant improvement allowances that were not offset by additions to such accounts as a result of slowing store growth in fiscal 2012.

Cash Flows Used in Investing Activities.  Cash used in investing activities was $6.1 million in fiscal 2012 compared with $48.4 million in fiscal 2011.  Cash used for the purchase of property and equipment was $7.3 million in fiscal 2012 and $38.4 million in fiscal 2011, including capital expenditures for 4 new stores in fiscal 2012 and 55 new stores in 2011.  Capital expenditures related to the new distribution center in Roland, Oklahoma totaled $5.6 million in 2011.  Sales/redemptions of investment securities provided cash of $1.2 million in fiscal 2012.  Purchases of investment securities, net of sales/redemptions, used cash of $10.0 million in fiscal 2011.

Cash Flows Used in Financing Activities. Cash used in financing activities was insignificant in both fiscal 2012 and 2011.

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

Liquidity Sources and Requirements and Contractual Cash Requirements and Commitments

Our principal sources of liquidity consist of: (i) cash and cash equivalents (which equaled $37.3 million as of February 2, 2013); (ii) short-term and long-term investment securities (which equaled $12.8 million and $5.8 million, respectively, as of February 2, 2013); (iii) short-term trade credit; (iv) cash generated from operations on an ongoing basis as we sell our merchandise inventory; and (v) a $50 million revolving credit facility. Trade credit represents a significant source of financing for inventory purchases and arises from customary payment terms and trade practices with our vendors.  Historically, our principal liquidity requirements have been for working capital and capital expenditure needs.

We believe that our existing sources of liquidity will be sufficient to fund our operations and anticipated capital expenditures for at least the next 12 months.

We anticipate that capital expenditures will be approximately $10 million to $12 million in fiscal 2013, including amounts related to five or fewer new stores that we plan to open in fiscal 2013.  We plan to finance these capital expenditures with cash flow from operations and existing cash balances.

The following table discloses aggregate information about our contractual obligations as of February 2, 2013 and the periods in which payments are due:

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
	(in thousands)
Contractual obligations:
Operating leases (1)	$121,795	$38,183	$57,058	$21,607	$4,947
Purchase obligations	56,583	56,583	—	—	—
Total contractual cash obligations	$178,378	$94,766	$57,058	$21,607	$4,947

(1)         Represents fixed minimum rents in stores and does not include incremental rents which are computed as a percentage of net sales. For example, in fiscal 2012 incremental percentage rent was approximately $0.7 million, which represented 1.7% of total rent expense.

Indebtedness. On October 27, 2011, we entered into a five-year, $50 million credit facility with Bank of America to replace our prior $20 million credit facility.  The facility includes a $25 million uncommitted “accordion” feature that under certain circumstances could allow us to increase the size of the facility to $75 million.  Borrowings, if any, under the facility will bear interest (a) for LIBOR Rate Loans, at LIBOR plus 1.5%, or (b) for Base Rate Loans, at a rate equal to the highest of (i) the prime rate plus 0.5%, (ii) the Federal Funds Rate plus 1.0%, or (iii) LIBOR plus 1.5%.  The facility is secured by our inventory, accounts receivable and related assets, but not our real estate, fixtures and equipment, and it contains one financial covenant, a fixed charge coverage ratio, which is applicable and tested only in certain circumstances. The facility has an unused commitment fee of 0.25% and permits the payment of cash dividends subject to certain limitations.  We have had no borrowings under either the existing or prior facility.

Operating Leases. We lease our stores under operating leases, which generally have an initial term of five years with renewal options. The typical store lease requires a combination of both fixed monthly rents and contingent rents computed as a percentage of net sales after a certain sales threshold has been met. For fiscal 2012, rent expense was $41.7 million compared with $39.8 million in fiscal 2011 (including $0.7 million and $0.9 million of percentage rent, respectively, in fiscal 2012 and 2011).

Purchase Obligations. As of February 2, 2013, we had purchase obligations of $56.6 million, all of which were for less than one year. These purchase obligations consist of outstanding merchandise orders.

Off-Balance Sheet Arrangements

Other than the store operating leases described above, we do not have any off-balance sheet arrangements.

Outstanding Stock Options

As of February 2, 2013, we had outstanding vested options to purchase 51,025 shares of common stock at a weighted average exercise price of $31.69 per share.  There were no unvested options to purchase shares of common stock as of February 2, 2013. Based on the closing price of our common stock of $12.89 per share on February 1, 2013, the intrinsic value of the options outstanding on February 2, 2013 was $33,000.

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

Inventory

Inventory is stated at the lower of cost (first-in, first-out basis) or market as determined by the retail inventory method for store inventory and the average cost method for distribution center inventory. Under the retail inventory method, the cost of inventory is determined by calculating a cost-to-retail ratio and applying it to the retail value of inventory. Inherent in the retail inventory calculation are certain significant management judgments and estimates, including, among others, merchandise markups, markdowns and shrinkage, which impact the ending inventory valuation at cost as well as resulting gross margins. Merchandise markdowns are reflected in the inventory valuation when the price of an item is lowered in the stores. As a result, we believe the retail inventory method results in a more conservative inventory valuation than other accounting methods. We estimate and record an allowance for shrinkage for the period between the last physical count and the balance sheet date. The estimate of shrinkage can be affected by changes in actual shrinkage trends. Inventory shrinkage as a percentage of sales has ranged from 0.9% to 1.2% during fiscal years 2010 through 2012. The allowance for estimated inventory shrinkage was $2.3 million and $2.0 million as of February 2, 2013 and January 28, 2012, respectively.  Many retailers have arrangements with vendors that provide for rebates and allowances under certain conditions, which ultimately affect the value of the inventory. We do not generally enter into such arrangements with our vendors. There were no material changes in the estimates or assumptions related to the valuation of inventory during fiscal 2012.

Property and Equipment, net

We have a significant investment in property and equipment stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the lesser of the estimated useful lives (primarily three to five years for computer equipment and furniture, fixtures and equipment, five years for leasehold improvements, seven years for major purchased software systems, and fifteen to twenty years for buildings and building improvements) of the related assets or the relevant lease term. Any reduction in these estimated useful lives would result in a higher annual depreciation expense for the related assets. There were no material changes in the estimates or assumptions related to the valuation and classification of property and equipment during fiscal 2012.

Impairment of Long-Lived Assets

We continually evaluate whether events and changes in circumstances warrant revised estimates of the useful lives or recognition of an impairment loss for long-lived assets. If facts and circumstances indicate that a long-lived asset may be impaired, the carrying value is reviewed. If this review indicates that the carrying value of the asset will not be recovered as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value. Non-cash impairment losses related to leasehold improvements and fixtures and equipment at underperforming stores totaled $1.2 million, $5.1 million and $0.2 million in fiscal 2012, 2011 and 2010, respectively. As of February 2, 2013, there are an additional eight stores with asset carrying values totaling $2.3 million that will require close monitoring in the future.  Impairment losses in the future are dependent on a number of factors such as site selection and general economic trends on a localized, regional, or national basis, and thus could be significantly different from historical results. To the extent our estimates for net sales, gross profit and store expenses are not realized, future assessments of recoverability could result in impairment charges.  There were no changes in our impairment loss methodology during fiscal 2012.

Insurance Liabilities

We are largely self-insured for workers’ compensation costs and employee medical claims.  Our self-insurance liabilities are based on the total estimated costs of claims filed and estimates of claims incurred but not reported, less amounts paid against such claims.  We use current and historical claims data, together with information from actuarial studies, in developing our estimates.  The insurance liabilities we record are primarily influenced by the frequency and severity of claims and the Company’s growth.  If the underlying facts and circumstances related to the claims change, then we may be required to record more or less expense which could be material in relation to our results of operations.  Our self-insurance liabilities totaled $2.4 million ($1.6 million current and $0.8 million noncurrent) as of February 2, 2013 and $2.2 million ($1.7 million current and $0.5 million noncurrent) as of January 28, 2012. There were no material changes in the estimates or assumptions related to insurance liabilities during fiscal 2012.

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

Certain leases provide for contingent rents that are not measurable at inception. These contingent rents are primarily based on a percentage of net sales that are in excess of a predetermined level. These amounts are excluded from minimum rent and are included in the determination of total rent expense when it is probable that the expense has been incurred and the amount is reasonably estimable. There were no material changes in the estimates or assumptions related to operating leases during fiscal 2012.

Accounting for Income Taxes

We account for income taxes under the asset and liability method. The computation of income taxes is subject to estimation due to the judgment required and the uncertainty related to the recoverability of deferred tax assets or the outcome of tax audits. We adjust our income tax provision in the period it is determined that actual results will differ from our estimates. Tax law and rate changes are reflected in the income tax provision in the year in which such changes are enacted.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making an assessment as to the realization of these assets.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible and income tax credits and net operating losses may be utilized, management may determine that some or all of the Company’s deferred tax assets may not ultimately be deductible and income tax credits and net operating losses may expire unused.  Should such an assessment be made, a valuation allowance against some or all of the Company’s $10.5 million in deferred tax assets would have to be recorded with a resulting charge to income tax expense.  There were no material changes in the estimates or assumptions related to income taxes during fiscal 2012.

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

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to financial market risks related to changes in interest rates earned on our investments. We cannot predict market fluctuations in interest rates. As a result, future results may differ materially from estimated results due to changes in interest rates. A hypothetical 100 basis point change in prevailing market interest rates would not have materially impacted our financial position, results of operations or cash flows for fiscal 2012. We do not engage in financial transactions for trading or speculative purposes and have not entered into any interest rate hedging contracts. Interest rates on our credit facility did not impact us in fiscal 2012 because we did not borrow during the year.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended February 2, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.               OTHER INFORMATION

None.

PART III

ITEM 10.                 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item with respect to our executive officers and directors, compliance by our directors, executive officers and certain beneficial owners of our common stock with Section 16(a) of the Exchange Act, the committees of our Board of Directors, our Audit Committee Financial Expert and our Code of Ethics is incorporated herein by reference to information under the captions entitled “Board of Directors and Committees of the Board of Directors,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance”  in our definitive proxy statement (to be filed hereafter) in connection with our 2013 Annual Meeting of Stockholders and possibly elsewhere in the proxy statement (or will be filed by amendment to this Report).

ITEM 11.                EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to information under the captions entitled “Executive Compensation,” “Board of Directors and Committees of the Board of Directors” and “Compensation Committee Report” in our definitive proxy statement (to be filed hereafter) in connection with our 2013 Annual Meeting of Stockholders and possibly elsewhere in the proxy statement (or will be filed by amendment to this Report).

ITEM 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item with respect to ownership of our common stock is incorporated herein by reference to the information under the caption entitled “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement (to be filed hereafter) in connection with our 2013 Annual Meeting of Stockholders and possibly elsewhere in the proxy statement (or will be filed by amendment to this Report).

Equity Compensation Plan Information.  The following table represents those securities authorized for issuance as of February 2, 2013 under our existing equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1) (a)	Weighted average exercise price of outstanding options, warrants and rights (2) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (3) (c)
Equity compensation plans approved by security holders	51,025	$31.69	1,376,588
Equity compensation plans not approved by security holders	—	—	—
Total	51,025	$31.69	1,376,588

(1)     Includes 3,900 outstanding options issued under the 1999 Allied Fashion Stock Option Plan and 47,125 outstanding options issued under a successor plan, the Citi Trends, Inc. 2005 Long-Term Incentive Plan (the “2005 Plan”).  The Citi Trends, Inc. 2012 Incentive Plan (the “2012 Plan”) became effective in May 2012 as a successor to the 2005 Plan.  The 2012 Plan provides for the issuance of up to 1,600,000 shares of common stock, plus a number of additional shares (not to exceed 300,000) underlying awards outstanding under prior plans that later terminate or expire unexercised.  Such shares will be issued upon the exercise of stock options or as awards of nonvested restricted stock and other performance awards. Does not include nonvested restricted stock grants issued under the 2005 Plan and 2012 Plan totaling 172,000 and 254,000 respectively.

(2)     The weighted average exercise price is for options only and does not include nonvested restricted stock.

(3)     Consists of shares available for awards of options, nonvested restricted stock and other performance awards under the 2012 Plan.

ITEM 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information under the captions entitled “Certain Relationships and Related Party Transactions” and “Board of Directors and Committees of the Board of Directors” in our definitive proxy statement (to be filed hereafter) in connection with our 2013 Annual Meeting of Stockholders and possibly elsewhere in the proxy statement (or will be filed by amendment to this Report).

ITEM 14.                 PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information under the caption entitled “Ratification of Independent Registered Public Accounting Firm” in our definitive proxy statement (to be filed hereafter) in connection with our 2013 Annual Meeting of Stockholders and possibly elsewhere in the proxy statement (or will be filed by amendment to this Report).

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

10.11

UBS Offer Letter dated October 8, 2008, together with Acceptance Form of Citi Trends, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 1, 2008)

10.12

First Amendment to Credit Agreement, dated as of March 25, 2009, by and between Citi Trends, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended January 31, 2009)

*10.13

Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and Bruce D. Smith dated March 25, 2009 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2009)

*10.14

Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and Ivy D. Council dated March 25, 2009 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2009)

*10.15

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

*10.19	Citi Trends, Inc. Annual Incentive Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2009)

*10.20	Form of Restricted Stock Award Agreement for Employees (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2009)

*10.21	Form of Restricted Stock Award Agreement for Directors (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2009)

10.22

Second Amendment to Credit Agreement, dated as of March 22, 2010, by and between Citi Trends, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended January 30, 2010)

*10.23	Offer Letter to Charles D. Crowell dated February 3, 2011 (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10K for the year ended January 28, 2012)

*10.24

Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and Charles D. Crowell dated April 25, 2011 (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10K for the year ended January 28, 2012)

*10.25

Severance Agreement between the Company and Charles D. Crowell dated April 25, 2011 (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10K for the year ended January 28, 2012)

10.26

Third Amendment to Credit Agreement, dated as of July 27, 2011, by and between Citi Trends, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2011)

10.27

Credit Agreement dated October 27, 2011 among Citi Trends, Inc., as Borrower, its wholly owned subsidiary, as Guarantor, and Bank of America, N.A., as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2011)

*10.28	Summary of terms of employment for R. Edward Anderson (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10K for the year ended January 28, 2012)

*10.29

Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and R. Edward Anderson dated February 7, 2012 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2012)

*10.30

Severance Agreement between the Company and R. Edward Anderson dated February 7, 2012 (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10K for the year ended January 28, 2012)

*10.31	Offer Letter to Jason T. Mazzola dated January 18, 2012 (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10K for the year ended January 28, 2012)

*10.32

Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and Jason T. Mazzola dated February 13, 2012 (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10K for the year ended January 28, 2012)

*10.33

Severance Agreement between the Company and Jason T. Mazzola dated February 13, 2012 (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10K for the year ended January 28, 2012)

*10.34	Citi Trends, Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 28, 2012)

*10.35

Form of Restricted Stock Award Agreement for Employees under the Citi Trends, Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 28, 2012)

*10.36

Form of Restricted Stock Award Agreement for Directors under the Citi Trends, Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 28, 2012)

*10.37	Form of Restricted Stock Unit Award Agreement for Employees under the Citi Trends, Inc. 2012 Incentive Plan.

21.1	Subsidiary of the Registrant

23.1	Consent of KPMG LLP

31.1	Certification of R. Edward Anderson, Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Bruce D. Smith, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of R. Edward Anderson, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Bruce D. Smith, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial statements from Citi Trends, Inc.’s Annual Report on Form 10-K for the year ended February 2, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders’ Equity and (v) Notes to Consolidated Financial Statements.^

*                    Indicates management contract or compensatory plan or arrangement.

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

CITI TRENDS, INC.

(Registrant)

Date April 17, 2013	By	/s/ R. Edward Anderson	/s/ Bruce D. Smith
		R. Edward Anderson	Bruce D. Smith
		Chief Executive Officer (Principal Executive Officer)	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ R. Edward Anderson	Chief Executive Officer	April 17, 2013
R. Edward Anderson	(Principal Executive Officer) and Chairman of the Board of Directors

/s/ Bruce D. Smith	Executive Vice President and	April 17, 2013
Bruce D. Smith	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Brian P. Carney	Director	April 17, 2013
Brian P. Carney

/s/ Lawrence E. Hyatt	Director	April 17, 2013
Lawrence E. Hyatt

/s/ John S. Lupo	Director	April 17, 2013
John S. Lupo

/s/ Patricia M. Luzier	Director	April 17, 2013
Patricia M. Luzier

Citi Trends, Inc.
Index to Consolidated Financial Statements

CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED FEBRUARY 2, 2013, JANUARY 28, 2012 AND JANUARY 29, 2011

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

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we assessed the effectiveness of our internal control over financial reporting as of February 2, 2013, based on the criteria described in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our management concluded that our internal control over financial reporting was effective based on those criteria as of February 2, 2013.

Our independent registered public accounting firm, KPMG LLP, audited the effectiveness of our internal control over financial reporting as of February 2, 2013, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Citi Trends, Inc.:

We have audited the accompanying consolidated balance sheets of Citi Trends, Inc. and subsidiary (the Company) as of February 2, 2013 and January 28, 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years ended February 2, 2013, January 28, 2012, and January 29, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citi Trends, Inc. and subsidiary as of February 2, 2013 and January 28, 2012, and the results of their operations and their cash flows for each of the years ended February 2, 2013, January 28, 2012, and January 29, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of February 2, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 17, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Jacksonville, Florida

April 17, 2013

Certified Public Accountants

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Citi Trends, Inc.:

We have audited Citi Trends, Inc. and subsidiary’s (the Company) internal control over financial reporting as of February 2, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of February 2, 2013, and January 28, 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years ended February 2, 2013, January 28, 2012, and January 29, 2011. Our report dated April 17, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Jacksonville, Florida

April 17, 2013

Certified Public Accountants

Citi Trends, Inc.

Consolidated Balance Sheets
February 2, 2013 and January 28, 2012

(in thousands, except share data)

	February 2, 2013	January 28, 2012
Assets
Current assets:
Cash and cash equivalents	$37,263	$41,986
Short-term investment securities	12,771	902
Inventory	141,473	131,526
Prepaid and other current assets	10,648	10,522
Income tax receivable	1,134	11,195
Deferred tax asset	6,088	5,829
Assets held for sale	1,415	1,415
Total current assets	210,792	203,375
Property and equipment, net	70,995	90,541
Long-term investment securities	5,754	18,840
Deferred tax asset	3,863	1,223
Other assets	741	798
Total assets	$292,145	$314,777

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$62,690	$78,941
Accrued expenses	14,435	15,729
Accrued compensation	8,129	10,345
Layaway deposits	660	603
Total current liabilities	85,914	105,618
Other long-term liabilities	10,260	12,756
Total liabilities	96,174	118,374

Stockholders’ equity:
Common stock, $0.01 par value. Authorized 32,000,000 shares; 15,295,780 shares issued as of February 2, 2013 and 15,062,300 shares issued as of January 28, 2012; 15,130,030 shares outstanding as of February 2, 2013 and 14,896,550 shares outstanding as of January 28, 2012	149	148
Paid in capital	80,380	78,588
Retained earnings	115,607	117,832
Treasury stock, at cost; 165,750 shares as of February 2, 2013 and January 28, 2012	(165)	(165)
Total stockholders’ equity	195,971	196,403

Commitments and contingencies (note 11)
Total liabilities and stockholders’ equity	$292,145	$314,777

See accompanying notes to consolidated financial statements

Citi Trends, Inc.

Consolidated Statements of Operations

Years Ended February 2, 2013, January 28, 2012, and January 29, 2011

(in thousands, except per share data)

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Net sales	$654,653	$640,824	$622,528
Cost of sales	426,904	420,321	383,318
Gross profit	227,749	220,503	239,210
Selling, general and administrative expenses	207,411	207,025	187,231
Depreciation and amortization	23,950	24,958	20,324
Asset impairment	1,177	6,514	211
(Loss) income from operations	(4,789)	(17,994)	31,444
Interest income	260	243	174
Interest expense	(212)	(79)	(24)
(Loss) income before income taxes	(4,741)	(17,830)	31,594
Income tax (benefit) expense	(2,516)	(7,816)	10,742
Net (loss) income	$(2,225)	$(10,014)	$20,852

Basic net (loss) income per common share	$(0.15)	$(0.69)	$1.44
Diluted net (loss) income per common share	$(0.15)	$(0.69)	$1.44

Weighted average number of shares outstanding
Basic	14,672	14,589	14,503
Diluted	14,672	14,589	14,523

See accompanying notes to consolidated financial statements

Citi Trends, Inc.

Consolidated Statements of Cash Flows

Years Ended February 2, 2013, January 28, 2012, and January 29, 2011

(in thousands)

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Operating activities:
Net (loss) income	$(2,225)	$(10,014)	$20,852
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	23,950	24,958	20,324
Asset impairment	1,177	6,514	211
Deferred income taxes	(2,899)	(144)	98
Loss on disposal of property and equipment	42	320	161
Noncash stock-based compensation expense	2,743	2,573	3,095
Excess tax benefits from stock-based payment arrangements	428	268	(383)
Changes in assets and liabilities:
Inventory	(9,947)	(10,094)	(20,558)
Prepaid and other current assets	(126)	716	(829)
Other assets	57	(190)	(91)
Accounts payable	(16,251)	11,007	5,228
Accrued expenses and other long-term liabilities	(2,081)	5,221	420
Accrued compensation	(2,216)	1,748	(903)
Income tax receivable/payable	9,633	(10,939)	(3,165)
Layaway deposits	57	159	(201)
Net cash provided by operating activities	2,342	22,103	24,259

Investing activities:
Purchases of investment securities	—	(11,380)	(17,497)
Sales/redemptions of investment securities	1,217	1,429	40,731
Purchases of property and equipment	(7,332)	(38,437)	(40,769)
Net cash used in investing activities	(6,115)	(48,388)	(17,535)

Financing activities:
Excess tax benefits from stock-based payment arrangements	(428)	(268)	383
Cash used to settle withholding taxes on stock option exercises and the vesting of nonvested restricted stock	(522)	(732)	(1,123)
Proceeds from the exercise of stock options	—	40	254
Net cash used in financing activities	(950)	(960)	(486)
Net (decrease) increase in cash and cash equivalents	(4,723)	(27,245)	6,238

Cash and cash equivalents:
Beginning of year	41,986	69,231	62,993
End of year	$37,263	$41,986	$69,231

Supplemental disclosures of cash flow information:
Cash paid for interest	$141	$54	$3
Cash (refunds) payments of income taxes	$(9,250)	$3,267	$13,809
Supplemental disclosures of noncash investing activities:
(Decrease) increase in accrual for purchases of property and equipment	$(1,709)	$(1,359)	$1,435

See accompanying notes to consolidated financial statements

Citi Trends, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended February 2, 2013, January 28, 2012, and January 29, 2011

(in thousands, except share amounts)

	Common Stock		Paid in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balances—January 30, 2010	14,899,577	$146	$74,368	$106,994	165,750	$(165)	$181,343
Exercise of stock options	28,055	1	253				254
Excess tax benefits from stock based payment arrangements			383				383
Issuance of nonvested shares to employees and directors under incentive plan	141,092						—
Forfeiture of nonvested shares by employees and directors	(43,705)						—
Stock-based compensation expense			3,095				3,095
Net share settlement of nonvested shares	(35,484)		(1,123)				(1,123)
Net income				20,852			20,852
Balances—January 29, 2011	14,989,535	147	76,976	127,846	165,750	(165)	204,804
Exercise of stock options	13,049	1	39				40
Excess tax benefits from stock based payment arrangements			(268)				(268)
Issuance of nonvested shares to employees and directors under incentive plan	242,277						—
Forfeiture of nonvested shares by employees and directors	(149,600)						—
Stock-based compensation expense			2,573				2,573
Net share settlement of options			(61)				(61)
Net share settlement of nonvested shares	(32,961)		(671)				(671)
Net loss				(10,014)			(10,014)
Balances—January 28, 2012	15,062,300	148	78,588	117,832	165,750	(165)	196,403
Vesting of nonvested shares		1					1
Excess tax benefits from stock based payment arrangements			(428)				(428)
Issuance of nonvested shares to employees and directors under incentive plan	334,564						—
Forfeiture of nonvested shares by employees and directors	(56,865)						—
Stock-based compensation expense			2,743				2,743
Net share settlement of options							—
Net share settlement of nonvested shares	(44,219)		(523)				(523)
Net loss				(2,225)			(2,225)
Balances—February 2, 2013	15,295,780	$149	$80,380	$115,607	165,750	$(165)	$195,971

See accompanying notes to consolidated financial statements

Citi Trends, Inc.

Notes to Consolidated Financial Statements
February 2, 2013, January 28, 2012 and January 29, 2011

(1)                       Organization and Business

Citi Trends, Inc. and its subsidiary (the “Company”) operate as a value-priced retailer of urban fashion apparel and accessories for the entire family. As of February 2, 2013, the Company operated 513 stores in 29 states.

(2)                       Summary of Significant Accounting Policies

(a)  Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany transactions and balances have been eliminated in consolidation.

(b)  Fiscal Year

The Company’s fiscal year ends on the Saturday closest to January 31 of each year. The years ended February 2, 2013, January 28, 2012, and January 29, 2011 are referred to as fiscal 2012, fiscal 2011, and fiscal 2010, respectively, in the accompanying consolidated financial statements. Fiscal year 2012 is comprised of 53 weeks, while fiscal years 2011 and 2010 are each comprised of 52 weeks.

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

(f)  Impairment of Long-Lived Assets

If facts and circumstances indicate that a long-lived asset may be impaired, the carrying value is reviewed. If this review indicates that the carrying value of the asset will not be recovered as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value.

(g)  Insurance Liabilities

The Company is largely self-insured for workers’ compensation costs and employee medical claims.  The Company’s self-insured retention or deductible, as applicable, for each claim involving workers’ compensation and employee medical is limited to $250,000 and $65,000, respectively.  Self-insurance liabilities are based on the total estimated costs of claims filed and estimates of claims incurred but not reported, less amounts paid against such claims.  Current and historical claims data, together with information from actuarial studies, are used in developing the estimates.  The insurance liabilities that are recorded are primarily influenced by the frequency and severity of claims and the Company’s growth.  If the underlying facts and circumstances related to the claims change, then the Company may be required to record more or less expense which could be material in relation to results of operations.

(h)  Stock-Based Compensation

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

(i)   Revenue Recognition

Revenue from retail sales net of sales taxes is recognized at the time the customer takes possession of and pays for merchandise, less an allowance for returns. The Company allows customers to return merchandise for up to thirty days after the date of sale and the Company reduces revenues for each fiscal year using a combination of actual and estimated return information for the returns in the thirty days after the year ends. The provision for returns was $0.1 million as of February 2, 2013 and $0.2 million as of January 28, 2012.  Revenue from layaway sales is recognized when the customer has paid for and received the merchandise. If the merchandise is not fully paid for within sixty days, the customer is given a store credit for merchandise payments made, less a re-stocking and layaway service fee. Such fees, which are non-refundable, are recognized in revenue when collected. The introduction of gift cards to all stores was completed in early 2010.  Proceeds from the sale of gift cards are deferred until the customers use the cards to purchase merchandise.  No amounts have yet been amortized into income for gift cards not expected to be redeemed (“breakage”) due to the lack of time that has lapsed since cards began being sold under the program and the relative immateriality of the gift card liability ($0.5 million and $0.3 million as of February 2, 2013 and January 28, 2012, respectively). All sales are from cash, check or major credit card company transactions. The Company does not offer company-sponsored customer credit accounts.

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

The following table provides a reconciliation of the number of average common shares outstanding used to calculate basic earnings per share to the number of common shares and common stock equivalents outstanding used in calculating diluted earnings per share for fiscal 2012, 2011, and 2010:

	2012	2011	2010
Average number of common shares outstanding	14,671,638	14,589,247	14,503,418
Incremental shares from assumed exercises of stock options	—	—	17,208
Incremental shares from assumed vesting of nonvested restricted stock	—	—	2,036
Average number of common shares and common stock equivalents outstanding	14,671,638	14,589,247	14,522,662

The dilutive effect of stock-based compensation arrangements is accounted for using the treasury stock method.  This method assumes that the proceeds the Company receives from the exercise of stock options are used to repurchase common shares in the market.  The Company includes as assumed proceeds the amount of compensation cost attributed to future services and not yet recognized, and the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of outstanding options and vesting of nonvested restricted stock.  For fiscal 2012, 2011, and 2010, respectively, there were 47,000, 53,000, and 53,000 options outstanding to purchase shares of common stock excluded from the calculation of diluted earnings per share because of antidilution.  For fiscal 2012, 2011, and 2010, respectively, there were 402,000, 361,000, and 320,000 shares of nonvested restricted stock, respectively, excluded from the calculation of diluted earnings per share because of antidilution.

(l)  Advertising

The Company expenses advertising as incurred. Advertising expense for fiscal 2012, 2011 and 2010 was $3.1 million, $3.2 million and $2.7 million, respectively.

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

The Company is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. As of February 2, 2013 and January 28, 2012, the Company included a liability of $0.7 million in other long-term liabilities, representing estimated expenses that would be incurred upon the termination of the Company’s operating leases.

(n)  Store Opening and Closing Costs

New and relocated store opening period costs are charged directly to expense when incurred. When the Company decides to close or relocate a store, the Company records an expense for the present value of expected future rent payments, net of sublease income, if any, in the period that a store closes or relocates. All store opening and closing costs are included in selling, general and administrative expenses.

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

(q)   Business Reporting Segments

The Company is a value-priced retailer of urban fashion apparel and accessories for the entire family.  The retail operations represent a single operating segment based on the way the Company manages its business.  Operating decisions and resource allocation decisions are made at the Company level in order to maintain a consistent retail store presentation.  The Company’s retail stores sell similar products, use similar processes to sell those products, and sell their products to similar classes of customers. All sales and assets are located within the United States.

(r)   Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS,” which amends U.S. GAAP to conform with measurement and disclosure requirements in International Financial Reporting Standards (“IFRS”).  The amendments change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, and they include those that clarify the Board’s intent about the application of existing fair value measurement and disclosure requirements and those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  In addition, to improve consistency in application across jurisdictions, some changes in wording are necessary to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way (for example, using the word shall rather than should to describe the requirements in U.S. GAAP). The Company adopted this standard in the first quarter of fiscal 2012, and the adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

Long-Lived Assets

Non-cash impairment expense related primarily to leasehold improvements and fixtures and equipment at underperforming stores totaled $1.2 million, $5.1 million and $0.2 million in fiscal 2012, 2011 and 2010, respectively.

(4)                       Closure of Distribution Center

The Company closed its distribution center in Savannah, Georgia in June 2011.  A real estate broker has been engaged to sell the Savannah land and building; accordingly, the net book value of the related assets has been classified as assets held for sale in the consolidated balance sheets.  The closure of the distribution center required the Company to test the asset for potential impairment.  The Company evaluated the fair value of the distribution center, including estimates by real estate brokers, and determined that estimated fair value is in excess of the $1.4 million net book value, therefore, no impairment charge is necessary.

In connection with the closure of the distribution center, the Company incurred $0.6 million of expenses in fiscal 2011, and such amount was recorded in selling, general and administrative expenses within the consolidated statement of operations for the year ended January 28, 2012.

(5)                       Property and Equipment, net

The components of property and equipment as of February 2, 2013 and January 28, 2012 are as follows (in thousands):

	February 2, 2013	January 28, 2012
Land	$246	$246
Buildings	22,027	21,893
Leasehold improvements	73,212	70,809
Furniture, fixtures and equipment	93,772	91,649
Computer equipment	23,019	22,323
Construction in progress	1,489	2,496
	213,765	209,416
Accumulated depreciation and amortization	(142,770)	(118,875)
	$70,995	$90,541

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

As of February 2, 2013, the Company’s investment securities are classified as held-to-maturity since the Company has the intent and ability to hold the investments to maturity.  Such securities are carried at amortized cost plus accrued interest and consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Obligations of the U. S. Treasury (Level 1)	$4,993	$39	$—	$5,032
Obligations of states and municipalities (Level 2)	1,731	9	—	1,740
Bank certificates of deposit (Level 2)	6,047	—	—	6,047
	$12,771	$48	$—	$12,819
Long-term:
Bank certificates of deposit (Level 2)	$5,754	$6	$—	$5,760

The amortized cost and fair market value of investment securities as of February 2, 2013 by contractual maturity are as follows (in thousands):

	Amortized Cost	Fair Market Value
Mature in one year or less	$12,771	$12,819
Mature after one year through five years	5,754	5,760
	$18,525	$18,579

As of January 28, 2012, the Company’s investment securities were classified as held-to-maturity and consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Bank certificates of deposit (Level 2)	$902	$1	$—	$903
Long-term:
Obligations of the U. S. Treasury (Level 1)	$4,986	$77	$—	$5,063
Obligations of states and municipalities (Level 2)	1,809	19	—	1,828
Bank certificates of deposit (Level 2)	12,045	—	1	12,044
	$18,840	$96	$1	$18,935

The amortized cost and fair market value of investment securities as of January 28, 2012 by contractual maturity were as follows (in thousands):

	Amortized Cost	Fair Market Value
Mature in one year or less	$902	$903
Mature after one year through five years	18,840	18,935
	$19,742	$19,838

There were no changes among the levels in the three fiscal years ended February 2, 2013.

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

(8)                       Income Taxes

Income tax (benefit) expense for fiscal 2012, 2011, and 2010 consists of the following (in thousands):

	2012	2011	2010
Current:
Federal	$70	$(6,809)	$9,304
State	313	(863)	1,340
Total current	383	(7,672)	10,644
Deferred:
Federal	(2,281)	(499)	429
State	(618)	355	(331)
Total deferred	(2,899)	(144)	98
Total income tax (benefit) expense	$(2,516)	$(7,816)	$10,742

Income tax (benefit) expense computed using the federal statutory rate is reconciled to the reported income tax (benefit) expense as follows for fiscal 2012, 2011, and 2010 (in thousands):

	2012	2011	2010
Statutory rate applied to (loss) income before income taxes	$(1,659)	$(6,241)	$11,058
State income taxes, net of federal benefit	(182)	(684)	1,191
State tax credits	(106)	(342)	(443)
State tax credits - valuation allowance (net of federal benefit)	—	810	—
Tax exempt interest	(7)	(9)	(37)
General business credits	(691)	(1,477)	(987)
Other	129	127	(40)
Income tax (benefit) expense	$(2,516)	$(7,816)	$10,742

The components of deferred tax assets and deferred tax liabilities as of February 2, 2013 and January 28, 2012 are as follows (in thousands):

	February 2,	January 28,
	2013	2012
Deferred tax assets:
Deferred rent amortization	$1,773	$1,980
Inventory capitalization	2,628	1,898
Federal jobs credits	1,438	—
Vacation liability	850	736
State tax credits	1,528	1,421
Stock compensation	1,204	1,197
Legal expense reserve	604	—
Insurance liabilities	803	681
Other	486	455
Subtotal deferred tax assets	11,314	8,368
Less: State tax credits valuation allowance - net	(810)	(810)
Total deferred tax assets	10,504	7,558

Deferred tax liabilities:
Book and tax depreciation differences	(232)	(214)
Prepaid expenses	(321)	(292)
Total deferred tax liabilities	(553)	(506)
Net deferred tax asset	$9,951	$7,052

The Company reviews and assesses uncertain tax positions, with recognition and measurement of tax benefit, if any, based on a “more-likely-than-not” standard with respect to the ultimate outcome, regardless of whether this assessment is favorable or unfavorable.  The Company files income tax returns in U.S. federal and state jurisdictions where it does business and is subject to examinations by the IRS and other taxing authorities.  As of February 2, 2013, there were no benefits taken on the Company’s income tax returns that do not qualify for financial statement recognition.   If a tax position does not meet the minimum statutory threshold to avoid payment of penalties and interest, a company is required to recognize an expense for the amount of the interest and penalty in the period in which the company claims or expects to claim the position on its tax return.  For financial statement purposes, companies are allowed to elect whether to classify such charges as either income tax expense or another expense classification.  Should such expense be incurred in the future, the Company will classify such interest as a component of interest expense and penalties as a component of income tax expense.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible and income tax credits may be utilized, management believes it is more likely than not that the Company will realize the benefits of these deductible differences with the exception of certain tax credits available in one state. Losses incurred in 2011 caused the Company to conclude that its ability to utilize such state’s tax credits was no longer more likely than not, necessitating a charge to income tax expense and a reduction in deferred tax assets of $0.8 million in connection with the establishment of a valuation allowance.  Deferred tax assets as of February 2, 2013 still include the portion of state tax credits that are available through 2026 and are expected to be utilized in the future.  However, if operating results deteriorate in the future, these tax credits may also require a valuation allowance, which would result in a charge to income tax expense and a reduction in deferred tax assets of $0.5 million.

The effective income tax rate for fiscal 2012 included the recognition of benefits arising from various federal and state tax credits.  Under current IRS and state income tax regulations, these credits may be carried back for two years or carried forward for periods up to 20 years.  The effective income tax rate for fiscal 2011 included the recognition of benefits arising from a tax net operating loss generated in 2011 and the benefit of various tax credits, partially offset by the aforementioned valuation allowance for state tax credits.  IRS and state income tax regulations allowed for carry back of such net operating loss and tax credits benefits to prior years.  Accordingly, in fiscal 2012 the Company amended its income tax returns for the prior two years and has fully recovered such benefits. With a few exceptions, the Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years prior to fiscal 2009.

(9)                                 Other Long-Term Liabilities

The components of other long-term liabilities as of February 2, 2013 and January 28, 2012 are as follows (in thousands):

	February 2, 2013	January 28, 2012
Deferred rent	$3,342	$4,433
Tenant improvement allowances	5,384	7,158
Other	1,534	1,165
	$10,260	$12,756

(10)                          Stockholders’ Equity

Stock-Based Compensation

On April 6, 2012, the Company adopted the Citi Trends, Inc. 2012 Incentive Plan (the “2012 Plan”), which became effective upon approval by the Company’s stockholders on May 23, 2012.  The 2012 Plan is a successor plan to the 2005 Citi Trends, Inc. Long-Term Incentive Plan (the “2005 Plan”), which became effective upon the consummation of the Company’s initial public offering in May 2005.   The 2005 Plan superseded and replaced the 1999 Allied Fashion Stock Option Plan (the “1999 Plan”).

The 1999 Plan provided for the grant of incentive and nonqualified options to key employees and directors, while the 2005 Plan provided for the grant of incentive and nonqualified options, nonvested restricted stock and other forms of stock-based compensation to key employees and directors.  The 2012 Plan provides for the grant of incentive and nonqualified options, nonvested restricted stock and other forms of stock-based and cash-based compensation to key employees and directors.

Shares of nonvested restricted stock granted to employees vest in either equal installments over four years from the date of grant, or over three years at 25% on the first and second anniversaries and 50% on the third anniversary.  Shares issued to directors vest one or two years from the date of grant.  The Company records compensation expense on a straight line basis over the requisite service period of the stock recipients which is equal to the vesting period of the stock.  Total compensation cost is calculated based on the closing market price on the date of grant times the number of shares granted.  Using an estimated forfeiture rate equal to 11.0%, the Company expects to recognize $4.9 million in future compensation expense from the grants of nonvested restricted stock over the requisite service period of up to four years.  During fiscal 2012, 2011 and 2010, compensation expense arising from nonvested restricted stock grants totaled $2.7 million, $2.6 million and $3.0 million, respectively.

A summary of activity related to nonvested restricted stock grants during fiscal year 2012 is as follows:

	Nonvested Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of January 28, 2012	285,609	$22.87
Granted	334,564	13.57
Vested	(137,362)	21.09
Forfeited	(56,865)	20.10
Outstanding as of February 2, 2013	425,946	$16.51

Cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised and vesting of restricted shares (“excess tax benefits”) are classified as financing cash flows. (Decrease) increase in such excess tax benefits was $(0.4) million, $(0.3) million and $0.4 million in fiscal 2012, 2011 and 2010, respectively.

Compensation expense associated with stock options is based on an estimate of the fair value of each option award on the date of grant using the Black-Scholes Merton option pricing model.  Expected volatility is based on estimated future volatility of the Company’s common stock price. No compensation expense for stock options was recorded during fiscal 2012 or 2011 as the last grant vested prior to the beginning of fiscal 2011.  The Company recognized $0.1 million in compensation expense for option grants during fiscal 2010.

As of February 2, 2013, there remained outstanding 3,900 and 47,125 options, respectively, issued under the 1999 Plan and the 2005 Plan. No options have been issued under the 2012 Plan. The Board of Directors determined the exercise prices of the option grants.  Option grants generally vested in equal installments over four years from the date of grant for employees and over one to three years for directors and were generally exercisable up to ten years from the date of grant.  The exercise price of stock options may be satisfied through net share settlements. A summary of the status of stock options under the Company’s stock option plans and changes during fiscal 2012 is presented in the table below:

	2012
			Weighted Average
		Weighted Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value

Outstanding as of January 28, 2012	54,875	$32.22	3.9	$18,750
Granted	—	—	—	—
Exercised	—	—	—	—
Net shares settled	—	—	—	—
Forfeited	(3,850)	39.29	3.2	—

Outstanding as of February 2, 2013	51,025	$31.69	2.8	$32,871

Vested as of February 2, 2013	51,025	$31.69	2.8	$32,871

Exercisable as of February 2, 2013	51,025	$31.69	2.8	$32,871

As of February 2, 2013 and January 28, 2012, the range of exercise prices was $4.46 to $44.03.  As of January 29, 2011, the range of exercise prices was $0.38 to $44.03.

Cash received from options exercised totaled $0.0 million, $0.0 million and $0.3 million in fiscal 2012, 2011 and 2010, respectively.  The intrinsic value of options exercised was $0.0 million, $0.2 million and $0.7 million in fiscal 2012, 2011 and 2010, respectively.

(11)                          Commitments and Contingencies

The Company leases its stores under operating leases, which generally have an initial term of five years with renewal options. Future minimum rent payments under operating leases having noncancellable lease terms as of February 2, 2013 are as follows (in thousands):

Fiscal Year:
2013	$38,183
2014	32,641
2015	24,417
2016	15,016
2017	6,591
Thereafter	4,947
Total future minimum lease payments	$121,795

Certain operating leases provide for fixed monthly rents, while others provide for contingent rents computed as a percentage of net sales and others provide for a combination of both fixed monthly rents and contingent rents computed as a percentage of net sales. Rent expense was $41.7 million, $39.8 million and $33.7 million in fiscal 2012, 2011 and 2010 (including $0.7 million, $0.9 million and $1.3 million of percentage rent), respectively.

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

The Company has not received full documentation or information from the EEOC in support of its letter of determination, but has undertaken its own internal analysis of the EEOC’s claims and defenses to such claims and has had discussions with the EEOC in that regard.  Following discussions with the EEOC regarding possible settlement, the EEOC has proposed a settlement amount to be paid by the Company of $2.5 million, with any unclaimed funds following efforts to identify and compensate claimants to be directed to one or more charities.  In the interest of reaching a satisfactory conciliation agreement with the EEOC, the Company has proposed a total economic settlement offer of $1.0 million to cover all claims and the expenses of administering and complying with the settlement (excluding professional fees), with no reversion of unclaimed funds back to the Company.  The Company continues to await the EEOC’s response to the Company’s most recent proposal regarding settlement.  The Company is also evaluating other aspects of the conciliation process established by the EEOC.

On February 24, 2012, a suit was filed in the United States District Court for the Northern District of Alabama, Middle Division, by certain individuals as a purported collective action on behalf of current and former employees of the Company holding store managerial positions.  The plaintiffs allege that store managers have been improperly classified as exempt from the obligation to pay overtime in violation of the Fair Labor Standards Act.  The Company intends to vigorously defend the claims that have been asserted in this lawsuit.  Recently, the court conditionally certified a class of store managers, but the exact size and scope of the class remains undetermined until either the trial and/or appellate court decide which, if any, current store managers are subject to arbitration.  Notwithstanding any decision on arbitration, the conditional class will be subject to decertification at the close of discovery.  Because no discovery has been conducted to date, the Company is unable to determine the probability of any particular outcome and it is not reasonably possible to estimate a range of loss with respect to this matter.  Accordingly, no accrual for costs has been recorded, and the potential impact of this matter on our financial position, results of operations and cash flows cannot be determined at this time.

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

(12)                          Valuation and Qualifying Accounts

The following table summarizes the allowance for inventory shrinkage (in thousands):

Allowance for Inventory Shrinkage
Balance as of January 30, 2010	$2,267
Additions charged to costs and expenses	5,570
Deductions	(5,915)
Balance as of January 29, 2011	1,922
Additions charged to costs and expenses	5,758
Deductions	(5,693)
Balance as of January 28, 2012	1,987
Additions charged to costs and expenses	7,608
Deductions	(7,260)
Balance as of February 2, 2013	$2,335

Additions charged to costs and expenses are the result of estimated inventory shrinkage. Deductions represent actual inventory shrinkage incurred from physical inventories taken during the fiscal year.

(13)                       Unaudited Quarterly Results of Operations

	Quarter Ended
	Feb. 2	Oct. 27	Jul. 28	Apr. 28	Jan. 28	Oct. 29	Jul. 30	Apr. 30
	2013	2012	2012	2012	2012	2011	2011	2011
	(in thousands, except per share and share amounts)
Statement of Operations Data:
Net sales	$175,656	$148,985	$132,318	$197,694	$178,356	$143,067	$130,233	$189,168
Cost of sales	118,165	97,808	87,903	123,028	124,532	94,909	86,781	114,099

Gross profit	57,491	51,177	44,415	74,666	53,824	48,158	43,452	75,069
Selling, general and administrative expenses	52,678	51,132	50,932	52,669	52,206	53,059	50,688	51,072
Depreciation and amortization	5,797	5,970	6,038	6,145	6,569	6,454	6,351	5,584
Asset impairment	517	660	—	—	4,209	696	1,609	—

(Loss) income from operations	(1,501)	(6,585)	(12,555)	15,852	(9,160)	(12,051)	(15,196)	18,413
Interest, net	17	16	2	13	11	44	59	50

(Loss) income before income taxes	(1,484)	(6,569)	(12,553)	15,865	(9,149)	(12,007)	(15,137)	18,463
Income tax (benefit) expense	(780)	(2,869)	(4,628)	5,761	(3,834)	(5,246)	(5,106)	6,370
Net (loss) income	$(704)	$(3,700)	$(7,925)	$10,104	$(5,315)	$(6,761)	$(10,031)	$12,093
Net (loss) income per common share:
Basic	$(0.05)	$(0.25)	$(0.54)	$0.69	$(0.36)	$(0.46)	$(0.69)	$0.83
Diluted	$(0.05)	$(0.25)	$(0.54)	$0.69	$(0.36)	$(0.46)	$(0.69)	$0.83
Weighted average shares used to compute net (loss) income per common share:
Basic	14,698,736	14,676,817	14,673,403	14,635,509	14,605,575	14,601,544	14,595,985	14,553,884
Diluted	14,698,736	14,676,817	14,673,403	14,636,918	14,605,575	14,601,544	14,595,985	14,567,423

Net (loss) income per share is computed independently for each period presented. As a result, the total of net (loss) income per share for the four quarters may not equal the annual amount.