Form 10-Q
period 2013-05-04
Citi Trends Inc
filed 2013-06-11
CIK 1318484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2013

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

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 20, 2013
Common Stock, $.01 par value	15,443,773 shares

CITI TRENDS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Citi Trends, Inc.

Condensed Consolidated Balance Sheets
May 4, 2013 and February 2, 2013

(Unaudited)

(in thousands, except share data)

	May 4,	February 2,
	2013	2013
Assets
Current assets:
Cash and cash equivalents	$64,065	$37,263
Short-term investment securities	16,249	12,771
Inventory	108,509	141,473
Prepaid and other current assets	10,902	10,648
Income tax receivable	—	1,134
Deferred tax asset	4,952	6,088
Assets held for sale	1,415	1,415
Total current assets	206,092	210,792
Property and equipment, net of accumulated depreciation and amortization of $147,705 and $142,770 as of May 4, 2013 and February 2, 2013, respectively	69,202	70,995
Long-term investment securities	1,769	5,754
Deferred tax asset	3,844	3,863
Other assets	731	741
Total assets	$281,638	$292,145
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$40,498	$62,690
Accrued expenses	16,183	14,435
Accrued compensation	10,142	8,129
Income tax payable	1,500	—
Layaway deposits	1,601	660
Total current liabilities	69,924	85,914
Other long-term liabilities	9,513	10,260
Total liabilities	79,437	96,174
Stockholders’ equity:
Common stock, $0.01 par value. Authorized 32,000,000 shares; 15,610,002 shares issued as of May 4, 2013 and 15,295,780 shares issued as of February 2, 2013; 15,444,252 shares outstanding as of May 4, 2013 and 15,130,030 outstanding as of February 2, 2013	150	149
Paid-in-capital	80,445	80,380
Retained earnings	121,771	115,607
Treasury stock, at cost; 165,750 shares as of May 4, 2013 and February 2, 2013	(165)	(165)
Total stockholders’ equity	202,201	195,971
Commitments and contingencies (note 9)
Total liabilities and stockholders’ equity	$281,638	$292,145

See accompanying notes to the condensed consolidated financial statements (unaudited).

Condensed Consolidated Statements of Income

Thirteen Weeks Ended May 4, 2013 and April 28, 2012

(Unaudited)

(in thousands, except per share data)

	Thirteen Weeks Ended
	May 4,	April 28,
	2013	2012
Net sales	$181,828	$197,694
Cost of sales	114,505	123,028
Gross profit	67,323	74,666
Selling, general and administrative expenses	51,908	52,669
Depreciation and amortization	5,595	6,145
Asset impairment	27	—
Income from operations	9,793	15,852
Interest income	68	62
Interest expense	(47)	(49)
Income before income tax expense	9,814	15,865
Income tax expense	3,650	5,761
Net income	$6,164	$10,104

Basic net income per common share	$0.42	$0.69
Diluted net income per common share	$0.42	$0.69

Weighted average number of shares outstanding
Basic	14,752	14,636
Diluted	14,753	14,637

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Cash Flows

Thirteen Weeks Ended May 4, 2013 and April 28, 2012

(Unaudited)

(in thousands)

	Thirteen Weeks Ended
	May 4,	April 28,
	2013	2012
Operating activities:
Net income	$6,164	$10,104
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,595	6,145
Asset impairment	27	—
Loss on disposal of property and equipment	1	10
Deferred income taxes	1,155	(341)
Noncash stock-based compensation expense	968	544
Excess tax benefits from stock-based payment arrangements	428	444
Changes in assets and liabilities:
Inventory	32,964	16,518
Prepaid and other current assets	(254)	457
Other assets	10	13
Accounts payable	(22,192)	(18,945)
Accrued expenses and other long-term liabilities	191	(64)
Accrued compensation	2,013	(1,305)
Income tax receivable/payable	2,206	9,638
Layaway deposits	941	1,372
Net cash provided by operating activities	30,217	24,590
Investing activities:
Sales/redemptions of investment securities	507	17
Purchases of property and equipment	(3,020)	(1,851)
Net cash used in investing activities	(2,513)	(1,834)
Financing activities:
Excess tax benefits from stock-based payment arrangements	(428)	(444)
Shares acquired to settle withholding taxes on the vesting of nonvested restricted stock	(474)	(334)
Net cash used in financing activities	(902)	(778)
Net increase in cash and cash equivalents	26,802	21,978
Cash and cash equivalents:
Beginning of period	37,263	41,986
End of period	$64,065	$63,964

Supplemental disclosures of cash flow information:
Cash paid for interest	$31	$31
Cash payments (refunds) of income taxes	$289	$(3,536)
Supplemental disclosures of noncash investing activities:
Increase (decrease) in accrual for purchases of property and equipment	$810	$(615)

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

May 4, 2013

1. Basis of Presentation

Citi Trends, Inc. and its subsidiary (the “Company”) operate as a value-priced retailer of urban fashion apparel and accessories for the entire family.  As of May 4, 2013, the Company operated 508 stores in 29 states.

The condensed consolidated balance sheet as of May 4, 2013 and the condensed consolidated statements of income and cash flows for the thirteen-week periods ended May 4, 2013 and April 28, 2012 have been prepared by the Company without audit. The condensed consolidated balance sheet as of February 2, 2013 has been derived from the audited financial statements as of that date, but does not include all required year-end disclosures.  In the opinion of management, such statements include all adjustments considered necessary to present fairly the Company’s financial position as of May 4, 2013 and February 2, 2013, and its results of operations and cash flows for all periods presented.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended February 2, 2013.

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all information and footnotes required by U.S. GAAP for complete financial statements.  Operating results for the thirteen weeks ended May 4, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending February 1, 2014.

The following contains references to years 2013 and 2012, which represent fiscal years ending or ended on February 1, 2014 and February 2, 2013, respectively.  Fiscal 2013 has a 52-week accounting period and fiscal 2012 had a 53-week accounting period.

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

The dilutive effect of stock-based compensation arrangements is accounted for using the treasury stock method.  This method assumes that the proceeds the Company receives from the exercise of stock options are used to repurchase common shares in the market.  The Company includes as assumed proceeds the amount of compensation cost attributed to future services and not yet recognized, and the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of outstanding options and vesting of nonvested restricted stock.  For the thirteen weeks ended May 4, 2013 and April 28, 2012, there were 46,000 and 51,000 stock options, respectively, and 562,000 and 288,000 shares of nonvested restricted stock, respectively, excluded from the calculation of diluted earnings per share because of antidilution.

The following table provides a reconciliation of the average number of common shares outstanding used to calculate basic earnings per share to the number of common shares and common stock equivalents outstanding used in calculating diluted earnings per share for the thirteen weeks ended May 4, 2013 and April 28, 2012:

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012
Average number of common shares outstanding	14,751,637	14,635,509
Incremental shares from assumed exercises of stock options	1,411	1,409
Incremental shares from assumed vesting of nonvested restricted stock	—	—
Average number of common shares and common stock equivalents outstanding	14,753,048	14,636,918

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

As of May 4, 2013, the Company’s investment securities are classified as held-to-maturity since the Company has the intent and ability to hold the investments to maturity.  Such securities are carried at amortized cost plus accrued interest and consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Obligations of the U. S. Treasury (Level 1)	$4,995	$30	$—	$5,025
Obligations of states and municipalities (Level 2)	1,712	6	—	1,718
Bank certificates of deposit (Level 2)	9,542	—	—	9,542
	$16,249	$36	$—	$16,285
Long-term:
Bank certificates of deposit (Level 2)	1,769	—	—	1,769
	$1,769	$—	$—	$1,769

The amortized cost and fair market value of investment securities as of May 4, 2013 by contractual maturity are as follows (in thousands):

	Amortized Cost	Fair Market Value
Mature in one year or less	$16,249	$16,285
Mature after one year through five years	1,769	1,769
	$18,018	$18,054

As of February 2, 2013, the Company’s investment securities were classified as held-to-maturity and consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Obligations of the U. S. Treasury (Level 1)	$4,993	$39	$—	$5,032
Obligations of states and municipalities (Level 2)	1,731	9	—	1,740
Bank certificates of deposit (Level 2)	6,047	—	—	6,047
	$12,771	$48	$—	$12,819
Long-term:
Bank certificates of deposit (Level 2)	$5,754	$6	$—	$5,760

The amortized cost and fair market value of investment securities as of February 2, 2013 by contractual maturity were as follows (in thousands):

	Amortized Cost	Fair Market Value
Mature in one year or less	$12,771	$12,819
Mature after one year through five years	5,754	5,760
	$18,525	$18,579

There were no changes among the levels in the thirteen weeks ended May 4, 2013.

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

For the thirteen weeks ended May 4, 2013, the Company has utilized the discrete effective tax rate method, as allowed by ASC 740-270, “Income Taxes - Interim Reporting,” to calculate income taxes.  Under the discrete method, the Company determines its tax expense based upon actual results as if the interim period were an annual period.   ASC 740 requires companies to apply their estimated full-year tax rate on a year-to-date basis in each interim period unless the estimated full-year tax rate is not reliably predictable.  For the thirteen-week period ended May 4, 2013, the Company concluded that the use of the discrete method was more appropriate than the annual effective tax rate method, because the annual rate method would not be reliable due to its sensitivity to minimal changes in forecasted annual pre-tax earnings.

8. Other Long-Term Liabilities

The components of other long-term liabilities as of May 4, 2013 and February 2, 2013 are as follows (in thousands):

	May 4, 2013	February 2, 2013
Deferred rent	$3,043	$3,342
Tenant improvement allowances	5,080	5,384
Other	1,390	1,534
	$9,513	$10,260

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

The factors that may result in actual results differing from such forward-looking information include, but are not limited to: transportation and distribution delays or interruptions; changes in freight rates; the Company’s ability to negotiate effectively the cost and purchase of merchandise; inventory risks due to shifts in market demand; the Company’s ability to gauge fashion trends and changing consumer preferences; changes in consumer spending on apparel; changes in product mix; interruptions in suppliers’ businesses; a deterioration in general economic conditions caused by acts of war or terrorism or other factors; temporary changes in demand due to weather patterns; seasonality of the Company’s business; delays associated with building, opening and operating new stores; delays associated with building, opening or expanding new or existing distribution centers; and other factors described in the section titled “Item 1A. Risk Factors” and elsewhere in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013 and in Part II, “Item 1A. Risk Factors” and elsewhere in the Company’s Quarterly Reports on Form 10-Q and any amendments thereto and in the other documents the Company files with the SEC, including reports on Form 8-K.

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

Overview

We are a value-priced retailer of urban fashion apparel and accessories for the entire family. Our merchandise offerings are designed to appeal to the preferences of fashion conscious consumers, particularly African-Americans. We operated 508 stores in both urban and rural markets in 29 states as of May 4, 2013.

We measure performance using key operating statistics. One of the main performance measures we use is comparable store sales growth. We define a comparable store as a store that has been opened for an entire fiscal year. Therefore, a store will not be considered a comparable store until its 13th month of operation at the earliest or until its 24th month at the latest. As an example, stores opened in fiscal 2012 and fiscal 2013 are not considered comparable stores in fiscal 2013. Relocated and expanded stores are included in the comparable store sales results. We also use other operating statistics, most notably average sales per store, to measure our performance. As we typically occupy existing space in established shopping centers rather than sites built specifically for our stores, store square footage (and therefore sales per square foot) varies by store. We focus on overall store sales volume as the critical driver of profitability.

In addition to sales, we measure gross profit as a percentage of sales and store operating expenses, with a particular focus on labor, as a percentage of sales. These results translate into store level contribution, which we use to evaluate overall performance of each individual store. Finally, we monitor corporate expenses against budgeted amounts.  All of the statistics discussed above are critical components of earnings before interest, taxes, depreciation and amortization (“EBITDA”) and Adjusted EBITDA (comprised of EBITDA plus non-cash asset impairment expense), which are considered our most important operating statistics.  Although EBITDA and Adjusted EBITDA provide useful information on an operating cash flow basis, they are limited measures in that they exclude the impact of cash requirements for capital expenditures, income taxes and interest expense.  Therefore, EBITDA and Adjusted EBITDA should be used as supplements to results of operations and cash flows as reported under U.S. GAAP and should not be used as a singular measure of operating performance or as a substitute for U.S. GAAP results.  Provided below is a reconciliation of net income to EBITDA and to Adjusted EBITDA for the thirteen-week periods ended May 4, 2013 and April 28, 2012:

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012

Net income	$6,164	$10,104

Plus:
Interest expense	47	49
Income tax expense	3,650	5,761
Depreciation and amortization	5,595	6,145

Less:
Interest income	(68)	(62)
EBITDA	15,388	21,997

Asset impairment	27	—

Adjusted EBITDA	$15,415	$21,997

Accounting Periods

The following discussion contains references to fiscal years 2013 and 2012, which represent fiscal years ending or ended on February 1, 2014 and February 2, 2013, respectively. Fiscal 2013 has a 52-week accounting period and fiscal 2012 had a 53-week accounting period. This discussion and analysis should be read with the unaudited condensed consolidated financial statements and the notes thereto.

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

Thirteen Weeks Ended May 4, 2013 and April 28, 2012

Net Sales.  Net sales decreased $15.9 million, or 8.0%, to $181.8 million in the thirteen weeks ended May 4, 2013 from $197.7 million in the thirteen weeks ended April 28, 2012.  Sales comparisons to the prior year for each quarter of fiscal 2013 are affected by the calendar shift caused by last year having 53 weeks.  Each of the first three quarters in fiscal 2013 begins and ends one week later than the same quarter of fiscal 2012, which can have a significant impact on quarterly sales comparisons if the beginning and ending weeks of the quarter have different levels of sales volume. For example, the thirteen weeks in this year’s fiscal first quarter are the same weeks on the calendar as weeks two through fourteen of fiscal 2012.  Since week one in fiscal 2012 had $9.1 million more in sales than week fourteen, the comparison of total sales between years is adversely affected by such amount due to the calendar shift.  In addition, sales decreased due to a 4.1% decline in comparable store sales on a comparable weeks basis and due to the closing of two stores in fiscal 2012 and six stores in the first quarter of fiscal 2013.  The opening of four new stores in fiscal 2012 and one new store in this year’s first quarter partially offset the sales decreases discussed above.  The 4.1% decrease in comparable store sales on a comparable weeks basis was reflected in an average unit sale that was approximately 13% lower, partially offset by a 6% increase in the average number of items per transaction and a 3% increase in the number of customer transactions.  Comparable store sales changes by major merchandise class were as follows in the first quarter of 2013:  Home +20%; Accessories +14%; Children’s -3%; Men’s -7%; and Women’s -16%.

The new stores opened in 2013 and 2012, net of closed stores, accounted for an increase of $0.8 million in total sales, while the 4.1% sales decrease on a comparable weeks basis in the 503 comparable stores totaled $7.6 million.

Gross Profit.  Gross profit decreased $7.4 million, or 9.8%, to $67.3 million in the first quarter of 2013 from $74.7 million in last year’s first quarter.  The decrease in gross profit is a result of the decline in sales discussed above and a reduction in the gross margin to 37.0% from 37.8% in last year’s first quarter.  The lower gross margin was due to a decrease in the core merchandise margin (initial mark-up, net of markdowns) of 30 basis points and increases in freight and shrinkage expense of 30 basis points and 20 basis points, respectively.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $0.8 million, or 1.4%, to $51.9 million in the first quarter of 2013 from $52.7 million in last year’s first quarter due to continued efforts to tightly manage expenses in this challenging sales environment.  As a percentage of sales, selling, general and administrative expenses increased to 28.5% in the first quarter of fiscal 2013 from 26.6% in the first quarter of fiscal 2012, due to the deleveraging effect associated with the decline in sales discussed above.  In particular, the calendar shift that adversely impacted the sales comparison by $9.1 million had very little effect on expenses, resulting in expense deleverage of approximately 130 basis points.

Depreciation and Amortization.  Depreciation and amortization expense decreased $0.5 million, or 9.0%, to $5.6 million in the first quarter of 2013 from $6.1 million in the first quarter of 2012, due to the slowing of our store opening pace in 2012 and 2013 in relation to previous years.

Income Tax Expense.  Income tax expense decreased $2.1 million, or 36.6%, to $3.7 million in this year’s first quarter from $5.8 million in the first quarter of 2012 due to a decrease in pretax income, partially offset by an increase in the effective income tax rate to 37.2% from 36.3%.

Net Income.  Net income decreased 39.0% to $6.2 million in the first quarter of 2013 from $10.1 million in the first quarter of 2012 due to the factors discussed above.

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

Current Financial Condition. As of May 4, 2013, we had total cash and cash equivalents of $64.1 million compared to $37.3 million as of February 2, 2013. Additionally, we had $16.2 million and $1.8 million of short-term and long-term investment securities, respectively, as of May 4, 2013, compared with $12.8 million and $5.8 million, respectively, as of February 2, 2013.  These securities are comprised of bank certificates of deposit and obligations of the U.S. Treasury, states and municipalities. Inventory represented 38.5% of our total assets as of May 4, 2013.  Management’s ability to manage our inventory can have a significant impact on our cash flows from operations during a given interim period or fiscal year. In addition, inventory purchases can be seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise.

Cash Flows From Operating Activities. Net cash provided by operating activities was $30.2 million in the first quarter of 2013 compared to $24.6 million in the same period of 2012.  Sources of cash provided during the first quarter of 2013 included net income adjusted for noncash expenses such as depreciation and amortization, loss on disposal of property and equipment, deferred income taxes and stock-based compensation expense, totaling $13.9 million (compared to $16.5 million in the first quarter of 2012).  Other significant sources of cash in the first quarter of 2013 were (1) a $33.0 million decrease in inventory (compared to $16.5 million in the first quarter of fiscal 2012) due to (a) apparel retail seasonality which typically results in having more inventory at the beginning of the spring selling season than at the end, and (b) an effort to reduce inventory levels even more than in previous years due to the continued challenging sales environment; (2) a $2.2 million change in the income tax receivable/payable (compared to $9.6 million in the first quarter of fiscal 2012) due to income tax expense being accrued on first quarter pretax income while no estimated tax payments were due during of the quarter; and (3) a $2.0 million increase in accrued compensation (compared to a $1.3 million decrease in the first quarter of 2012) as our balance sheet as of the end of the first quarter of fiscal 2013 included accrued payroll for two weeks, while our 2012 year-end balance sheet included accrued payroll for only one week due to the timing of our bi-weekly payroll.  The only significant use of cash from operating activities was a $22.2 million decrease in accounts payable (compared to $18.9 million in the first quarter of 2012) due to the decline in inventory discussed above, particularly the reduction of merchandise purchases in March and April which comprise most of the accounts payable balance at the end of the first quarter.

Cash Flows From Investing Activities. Cash used in investing activities was $2.5 million in the first quarter of 2013 compared to $1.8 million in the first quarter of 2012.  Cash used for purchases of property and equipment totaled $3.0 million and $1.9 million in the first quarter of 2013 and 2012, respectively.

Cash Flows From Financing Activities. Cash flows from financing activities were insignificant in the first thirteen weeks of both 2013 and 2012.

Cash Requirements

Our principal sources of liquidity consist of: (i) cash and cash equivalents (which equaled $64.1 million as of May 4, 2013); (ii) short-term and long-term investment securities (which equaled $16.2 million and $1.8 million, respectively, as of May 4, 2013); (iii) short-term trade credit; (iv) cash generated from operations on an ongoing basis as we sell our merchandise inventory; and (v) a $50 million revolving credit facility. Trade credit represents a significant source of financing for inventory purchases and arises from customary payment terms and trade practices with our vendors.  Historically, our principal liquidity requirements have been for working capital and capital expenditure needs.

We believe that our existing sources of liquidity will be sufficient to fund our operations and anticipated capital expenditures for at least the next 12 months.

Critical Accounting Policies

The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. There have been no material changes to the Critical Accounting Policies outlined in the Company’s Annual Report on Form 10-K for the year ended February 2, 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risk during the thirteen weeks ended May 4, 2013 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended February 2, 2013.

Item 4. Controls and Procedures.

We have carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 4, 2013 pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer each concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information has been accumulated and communicated to our management, including the officers who certify our financial reports, as appropriate, to allow timely decisions regarding the required disclosures.

Our disclosure controls and procedures are designed to provide reasonable assurance that the controls and procedures will meet their objectives. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended May 4, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There are no material changes to the Risk Factors described under the section “ITEM 1A. RISK FACTORS” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

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

101

The following financial information from Citi Trends, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 4, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of May 4, 2013 and February 2, 2013, (ii) the Condensed Consolidated Statements of Income for the thirteen-week periods ended May 4, 2013 and April 28, 2012, (iii) the Condensed Consolidated Statements of Cash Flows for the thirteen-week periods ended May 4, 2013 and April 28, 2012, and (iv) Notes to the Condensed Consolidated Financial Statements.^

*                    Filed herewith.

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

Date: June 11, 2013

	By:	/s/ Bruce D. Smith
	Name:	Bruce D. Smith
	Title:	Executive Vice President, Chief Financial Officer and Secretary