Form 10-Q
period 2013-08-03
Citi Trends Inc
filed 2013-09-04
CIK 1318484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2013

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

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 19, 2013
Common Stock, $.01 par value	15,463,172 shares

CITI TRENDS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Condensed Consolidated Balance Sheets

August 3, 2013 and February 2, 2013

(Unaudited)

(in thousands, except share data)

	August 3,	February 2,
	2013	2013
Assets
Current assets:
Cash and cash equivalents	$61,242	$37,263
Short-term investment securities	15,847	12,771
Inventory	120,402	141,473
Prepaid and other current assets	13,527	10,648
Income tax receivable	699	1,134
Deferred tax asset	4,405	6,088
Assets held for sale	1,415	1,415
Total current assets	217,537	210,792
Property and equipment, net of accumulated depreciation and amortization of $153,147 and $142,770 as of August 3, 2013 and February 2, 2013, respectively	65,213	70,995
Long-term investment securities	8,353	5,754
Deferred tax asset	5,586	3,863
Other assets	716	741
Total assets	$297,405	$292,145
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$64,292	$62,690
Accrued expenses	16,041	14,435
Accrued compensation	8,951	8,129
Layaway deposits	1,903	660
Total current liabilities	91,187	85,914
Other long-term liabilities	8,743	10,260
Total liabilities	99,930	96,174
Stockholders’ equity:
Common stock, $0.01 par value. Authorized 32,000,000 shares; 15,626,497 shares issued as of August 3, 2013 and 15,295,780 shares issued as of February 2, 2013; 15,460,747 shares outstanding as of August 3, 2013 and 15,130,030 outstanding as of February 2, 2013	150	149
Paid-in-capital	81,212	80,380
Retained earnings	116,278	115,607
Treasury stock, at cost; 165,750 shares as of August 3, 2013 and February 2, 2013	(165)	(165)
Total stockholders’ equity	197,475	195,971
Commitments and contingencies (note 10)
Total liabilities and stockholders’ equity	$297,405	$292,145

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Operations

Twenty-Six Weeks Ended August 3, 2013 and July 28, 2012

(Unaudited)

(in thousands, except per share data)

	Twenty-Six Weeks Ended
	August 3,	July 28,
	2013	2012
Net sales	$319,649	$330,012
Cost of sales	202,804	210,931
Gross profit	116,845	119,081
Selling, general and administrative expenses	103,828	103,601
Depreciation and amortization	11,262	12,183
Asset impairment	681	—
Income from operations	1,074	3,297
Interest income	135	128
Interest expense	(96)	(113)
Income before income tax expense	1,113	3,312
Income tax expense	442	1,133
Net income	$671	$2,179

Basic net income per common share	$0.05	$0.15
Diluted net income per common share	$0.05	$0.15

Weighted average number of shares outstanding
Basic	14,776	14,654
Diluted	14,778	14,656

Citi Trends, Inc.

Condensed Consolidated Statements of Operations

Thirteen Weeks Ended August 3, 2013 and July 28, 2012

(Unaudited)

(in thousands, except per share data)

	Thirteen Weeks Ended
	August 3,	July 28,
	2013	2012
Net sales	$137,821	$132,318
Cost of sales	88,299	87,903
Gross profit	49,522	44,415
Selling, general and administrative expenses	51,920	50,932
Depreciation and amortization	5,667	6,038
Asset impairment	654	—
Loss from operations	(8,719)	(12,555)
Interest income	67	66
Interest expense	(49)	(64)
Loss before income tax benefit	(8,701)	(12,553)
Income tax benefit	(3,208)	(4,628)
Net loss	$(5,493)	$(7,925)

Basic net loss per common share	$(0.37)	$(0.54)
Diluted net loss per common share	$(0.37)	$(0.54)

Weighted average number of shares outstanding
Basic	14,801	14,673
Diluted	14,801	14,673

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Cash Flows

Twenty-Six Weeks Ended August 3, 2013 and July 28, 2012

(Unaudited)

(in thousands)

	Twenty-Six Weeks Ended
	August 3,	July 28,
	2013	2012
Operating activities:
Net income	$671	$2,179
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,262	12,183
Asset impairment	681	—
Loss on disposal of property and equipment	1	10
Deferred income taxes	(40)	(852)
Noncash stock-based compensation expense	1,772	1,227
Excess tax benefits from stock-based payment arrangements	356	432
Changes in assets and liabilities:
Inventory	21,071	(2,247)
Prepaid and other current assets	(2,879)	391
Other assets	25	24
Accounts payable	1,602	(6,982)
Accrued expenses and other long-term liabilities	(236)	1,365
Accrued compensation	822	447
Income tax receivable	79	4,454
Layaway deposits	1,243	1,392
Net cash provided by operating activities	36,430	14,023
Investing activities:
Sales/redemptions of investment securities	2,715	34
Purchases of investment securities	(8,390)	—
Purchases of property and equipment	(5,837)	(3,526)
Net cash used in investing activities	(11,512)	(3,492)
Financing activities:
Excess tax benefits from stock-based payment arrangements	(356)	(432)
Shares acquired to settle withholding taxes on the vesting of nonvested restricted stock	(583)	(355)
Net cash used in financing activities	(939)	(787)
Net increase in cash and cash equivalents	23,979	9,744
Cash and cash equivalents:
Beginning of period	37,263	41,986
End of period	$61,242	$51,730

Supplemental disclosures of cash flow information:
Cash paid for interest	$63	$77
Cash payments (refunds) of income taxes	$403	$(2,469)
Supplemental disclosures of noncash investing activities:
Increase (decrease) in accrual for purchases of property and equipment	$325	$(884)

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

August 3, 2013

1. Basis of Presentation

Citi Trends, Inc. and its subsidiary (the “Company”) operate as a value-priced retailer of urban fashion apparel and accessories for the entire family.  As of August 3, 2013, the Company operated 506 stores in 29 states.

The condensed consolidated balance sheet as of August 3, 2013, the condensed consolidated statements of operations for the twenty-six and thirteen week periods ended August 3, 2013 and July 28, 2012, and the condensed consolidated statements of cash flows for the twenty-six week periods ended August 3, 2013 and July 28, 2012 have been prepared by the Company without audit. The condensed consolidated balance sheet as of February 2, 2013 has been derived from the audited financial statements as of that date, but does not include all required year-end disclosures.  In the opinion of management, such statements include all adjustments considered necessary to present fairly the Company’s financial position as of August 3, 2013 and February 2, 2013, and its results of operations and cash flows for all periods presented.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended February 2, 2013.

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all information and footnotes required by U.S. GAAP for complete financial statements.  Operating results for the interim periods ended August 3, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending February 1, 2014.

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

The dilutive effect of stock-based compensation arrangements is accounted for using the treasury stock method.  This method assumes that the proceeds the Company receives from the exercise of stock options are used to repurchase common shares in the market.  The Company includes as assumed proceeds the amount of compensation cost attributed to future services and not yet recognized, and the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of outstanding options and vesting of nonvested restricted stock.  For the twenty-six weeks ended August 3, 2013 and July 28, 2012, there were 46,000 and 45,000 stock options, respectively, and 609,000 and 351,000 shares of nonvested restricted stock, respectively, excluded from the calculation of diluted earnings per share because of antidilution.  For the thirteen weeks ended August 3, 2013 and July 28, 2012, there were 46,000 and 40,000 stock options, respectively, and 657,000 and 414,000 shares of nonvested restricted stock, respectively, excluded from the calculation of diluted earnings per share because of antidilution.

The following table provides a reconciliation of the average number of common shares outstanding used to calculate basic earnings per share to the number of common shares and common stock equivalents outstanding used in calculating diluted earnings per share for the twenty-six and thirteen week periods ended August 3, 2013 and July 28, 2012:

	Twenty-Six Weeks Ended
	August 3, 2013	July 28, 2012
Average number of common shares outstanding	14,776,427	14,654,456
Incremental shares from assumed exercises of stock options	1,517	1,548
Incremental shares from assumed vesting of nonvested restricted stock	—	—
Average number of common shares and common stock equivalents outstanding	14,777,944	14,656,004

	Thirteen Weeks Ended
	August 3, 2013	July 28, 2012
Average number of common shares outstanding	14,801,217	14,673,403
Incremental shares from assumed exercises of stock options	—	—
Incremental shares from assumed vesting of nonvested restricted stock	—	—
Average number of common shares and common stock equivalents outstanding	14,801,217	14,673,403

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

As of August 3, 2013, the Company’s investment securities are classified as held-to-maturity since the Company has the intent and ability to hold the investments to maturity.  Such securities are carried at amortized cost plus accrued interest and consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Obligations of states and municipalities (Level 2)	$1,444	$4	$—	$1,448
Obligations of the U. S. Treasury (Level 1)	4,997	19	—	5,016
Bank certificates of deposit (Level 2)	9,406	—	—	9,406
	$15,847	$23	$—	$15,870
Long-term:
Obligations of the U. S. Treasury (Level 1)	$5,205	$—	$(7)	$5,198
Bank certificates of deposit (Level 2)	3,148	—	—	3,148
	$8,353	$—	$(7)	$8,346

The amortized cost and fair market value of investment securities as of August 3, 2013 by contractual maturity are as follows (in thousands):

	Amortized Cost	Fair Market Value
Mature in one year or less	$15,847	$15,870
Mature after one year through five years	8,353	8,346
	$24,200	$24,216

As of February 2, 2013, the Company’s investment securities were classified as held-to-maturity and consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Obligations of the U. S. Treasury (Level 1)	$4,993	$39	$—	$5,032
Obligations of states and municipalities (Level 2)	1,731	9	—	1,740
Bank certificates of deposit (Level 2)	6,047	—	—	6,047
	$12,771	$48	$—	$12,819
Long-term:
Bank certificates of deposit (Level 2)	$5,754	$6	$—	$5,760

The amortized cost and fair market value of investment securities as of February 2, 2013 by contractual maturity were as follows (in thousands):

	Amortized Cost	Fair Market Value
Mature in one year or less	$12,771	$12,819
Mature after one year through five years	5,754	5,760
	$18,525	$18,579

There were no changes among the levels in the twenty-six weeks ended August 3, 2013.

Fair market values of Level 2 investments are determined by management with the assistance of a third party pricing service.  Because quoted prices in active markets for identical assets are not available, these prices are determined by the third party pricing service using observable market information such as quotes from less active markets and quoted prices of similar securities.

6. Impairment of Long-Lived Assets

If facts and circumstances indicate that a long-lived asset may be impaired, the carrying value is reviewed. If this review indicates that the carrying value of the asset will not be recovered as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value.  Non-cash impairment expense related to leasehold improvements and fixtures and equipment at underperforming stores totaled $0.7 million in the twenty-six and thirteen week periods ended August 3, 2013.  There was no impairment expense in the twenty-six weeks ended July 28, 2012.

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

For the twenty-six weeks ended August 3, 2013, the Company has utilized the discrete effective tax rate method, as allowed by ASC 740-270, “Income Taxes - Interim Reporting,” to calculate income taxes.  Under the discrete method, the Company determines its tax expense based upon actual results as if the interim period were an annual period.   ASC 740 requires companies to apply their estimated full-year tax rate on a year-to-date basis in each interim period unless the estimated full-year tax rate is not reliably predictable.  For the twenty-six-week period ended August 3, 2013, the Company concluded that the use of the discrete method was more appropriate than the annual effective tax rate method, because the annual rate method would not be reliable due to its sensitivity to minimal changes in forecasted annual pre-tax earnings.

9. Other Long-Term Liabilities

The components of other long-term liabilities as of August 3, 2013 and February 2, 2013 are as follows (in thousands):

	August 3, 2013	February 2, 2013
Deferred rent	$2,719	$3,342
Tenant improvement allowances	4,458	5,384
Other	1,566	1,534
	$8,743	$10,260

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

On February 24, 2012, a suit was filed in the United States District Court for the Northern District of Alabama, Middle Division, by certain individuals as a purported collective action on behalf of current and former employees of the Company holding store managerial positions.  The plaintiffs allege that store managers have been improperly classified as exempt from the obligation to pay overtime in violation of the Fair Labor Standards Act.  The Company intends to vigorously defend the claims that have been asserted in this lawsuit.  The trial court conditionally certified a class of store managers and ruled that the store managers are not subject to arbitration.  The size and scope of the class remains undetermined, however, and the decision on arbitration is expected to be subject to appellate review.  Also, notwithstanding the initial actions by the trial court, the conditional class may be subject to decertification at the close of discovery.  Because no discovery has been conducted to date, the Company is unable to determine the probability of any particular outcome and it is not reasonably possible to estimate a range of loss with respect to this matter.  Accordingly, no accrual for costs has been recorded, and the potential impact of this matter on the Company’s financial position, results of operations and cash flows cannot be determined at this time.

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

Overview

We are a value-priced retailer of urban fashion apparel and accessories for the entire family. Our merchandise offerings are designed to appeal to the preferences of fashion conscious consumers, particularly African-Americans. We operated 506 stores in both urban and rural markets in 29 states as of August 3, 2013.

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

In addition to sales, we measure gross profit as a percentage of sales and store operating expenses, with a particular focus on labor, as a percentage of sales. These results translate into store level contribution, which we use to evaluate overall performance of each individual store. Finally, we monitor corporate expenses against budgeted amounts.  All of the statistics discussed above are critical components of earnings before interest, taxes, depreciation and amortization (“EBITDA”) and Adjusted EBITDA (comprised of EBITDA plus non-cash asset impairment expense), which are considered our most important operating statistics.  Although EBITDA and Adjusted EBITDA provide useful information on an operating cash flow basis, they are limited measures in that they exclude the impact of cash requirements for capital expenditures, income taxes and interest expense.  Therefore, EBITDA and Adjusted EBITDA should be used as supplements to results of operations and cash flows as reported under U.S. GAAP and should not be used as a singular measure of operating performance or as a substitute for U.S. GAAP results.  Provided below is a reconciliation of net income to EBITDA and to Adjusted EBITDA for the twenty-six and thirteen week periods ended August 3, 2013 and July 28, 2012:

	Twenty-Six Weeks Ended		Thirteen Weeks Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012

Net income (loss)	$671	$2,179	$(5,493)	$(7,925)

Plus:
Interest expense	96	113	49	64
Income tax expense	442	1,133	—	—
Depreciation and amortization	11,262	12,183	5,667	6,038

Less:
Interest income	(135)	(128)	(67)	(66)
Income tax benefit	—	—	(3,208)	(4,628)
EBITDA	12,336	15,480	(3,052)	(6,517)

Asset impairment	681	—	654	—

Adjusted EBITDA	$13,017	$15,480	$(2,398)	$(6,517)

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

Twenty-Six Weeks Ended August 3, 2013 and July 28, 2012

Net Sales.  Net sales decreased $10.4 million, or 3.1%, to $319.6 million in the first half of 2013 from $330.0 million in the first half of 2012.  The sales comparison to the prior year for the first half of fiscal 2013 is affected by the calendar shift created by fiscal 2012 having 53 weeks.  The first half of fiscal 2013 began and ended one week later on the calendar than the first half of fiscal 2012.  This calendar shift had a significant impact on the first half sales comparison because the beginning and ending weeks of the period affected by the shift had varying levels of sales volume.  In the first half of fiscal 2013, the comparison of sales to last year’s fiscal first half was adversely affected by $5.5 million due to the difference in the sales levels of such beginning and ending weeks.  In addition to the effect of the calendar shift, sales declined $5.3 million due to a 1.7% decrease in comparable store sales on a comparable weeks basis.  This sales decrease in the 501 comparable stores was reflected in an average unit sale that was 10% lower, partially offset by a 4% increase in the number of customer transactions and a 4% increase in the average number of items per transaction.  Comparable store sales changes by major merchandise class were as follows in the first half of 2013:  Accessories +15%; Home +15%; Kids -1%; Men’s -6%; and Ladies’ -12%.   Lastly, the five new stores opened in 2012 and 2013, net of ten closed stores, accounted for an increase of $0.4 million in sales, partially offsetting the sales decreases discussed above.

Gross Profit.  Gross profit decreased $2.3 million, or 1.9%, to $116.8 million in the first half of 2013 from $119.1 million in last year’s first half.  The decrease in gross profit is a result of the decrease in sales discussed above, partially offset by an increase in the gross margin to 36.6% from 36.1% in last year’s first half.  The higher gross margin was due entirely to an increase in the core merchandise margin (initial mark-up, net of markdowns) as a result of the need for a higher level of markdowns in last year’s more challenging sales environment.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $0.2 million, or 0.2%, to $103.8 million in the first half of 2013 from $103.6 million in last year’s first half.  As a percentage of sales, selling, general and administrative expenses increased to 32.5% in the first half of fiscal 2013 from 31.4% in the first half of fiscal 2012, due primarily to the deleveraging effect associated with the $10.4 million decline in sales discussed above.  In particular, the calendar shift that adversely impacted the sales comparison by $5.5 million had very little effect on expenses, resulting in expense deleverage of approximately 60 basis points.

Depreciation and Amortization.  Depreciation and amortization expense decreased $0.9 million, or 7.6%, to $11.3 million in the first half of 2013 from $12.2 million in the first half of 2012 due to the slowing of our store opening pace in 2012 and 2013 in relation to previous years.

Asset Impairment.  Impairment charges for property and equipment at certain underperforming stores totaled $0.7 million in the first half of 2013.  No such charges were required in the first half of 2012.

Income Tax Expense.  Income tax expense decreased $0.7 million to $0.4 million in this year’s first half from $1.1 million in the first half of 2012 due to a reduction in pretax income, partially offset by an increase in the effective income tax rate to 39.7% from 34.2%.  The income tax rate for the first half of 2013 was higher than the rate for last year’s first half, because a valuation allowance was established in the second quarter of 2013 when the Company concluded that its ability to utilize certain tax credits in one state was no longer more likely than not.  The effect of the 2013 valuation allowance was to increase income tax expense by $0.4 million; however, such effect was almost entirely offset by a benefit from Work Opportunity Tax Credits (WOTC).  In 2012, Congress did not extend WOTC legislation until after the second quarter, therefore, no benefit from such credits was recorded in the first half of that year.

Net Income.  Net income decreased to $0.7 million in the first half of 2013 from $2.2 million in the first half of 2012 due to the factors discussed above.

Thirteen Weeks Ended August 3, 2013 and July 28, 2012

Net Sales.  Net sales increased $5.5 million, or 4.2%, to $137.8 million in the second quarter of 2013 from $132.3 million in the second quarter of 2012.  Sales comparisons to the prior year for each quarter of 2013 are affected by the calendar shift created by fiscal 2012 having 53 weeks.  Each of the first three quarters in 2013 begins and ends one week later on the calendar than the same quarter of 2012.  This calendar shift can have a significant impact on quarterly sales comparisons if the beginning and ending weeks of the period affected by the shift have varying levels of sales volume.  In the second quarter of 2013, the comparison of sales to last year’s second quarter benefited by $3.6 million due to the difference in the sales levels of such beginning and ending weeks.  In addition to the effect of the calendar shift, sales improved $2.3 million due to a 1.7% increase in comparable store sales on a comparable weeks basis.  This sales increase in the 501 comparable stores was reflected in a 6% increase in the number of customer transactions and a 1% increase in the average number of items per transaction, partially offset by an average unit sale that was approximately 5% lower.  Comparable store sales changes by major merchandise class were as follows in the second quarter of 2013:  Accessories +17%; Home +9%; Kids +1%; Men’s -5%; and Ladies’ -7%.  Lastly, the ten stores closed in 2012 and 2013, net of five new stores, accounted for a decrease of $0.4 million in sales, partially offsetting the sales increases discussed above.

Gross Profit.  Gross profit increased $5.1 million, or 11.5%, to $49.5 million in the second quarter of 2013 from $44.4 million in last year’s second quarter.  The increase in gross profit is a result of the increase in sales discussed above and an improvement in the gross margin to 35.9% from 33.6% in last year’s second quarter.  The higher gross margin was due primarily to an increase in the core merchandise margin (initial mark-up, net of markdowns) of 180 basis points as a result of the need for a higher level of markdowns in last year’s more challenging sales environment.  The remainder of the gross margin improvement was due to lower freight costs.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $1.0 million, or 1.9%, to $51.9 million in the second quarter of 2013 from $50.9 million in last year’s second quarter.  As a percentage of sales, selling, general and administrative expenses decreased to 37.7% in the second quarter of 2013 from 38.5% in the second quarter of 2012, due to the leveraging effect associated with the $5.5 million increase in sales discussed above.  In particular, the calendar shift that favorably impacted the sales comparison by $3.6 million had very little effect on expenses, resulting in expense leverage of approximately 100 basis points.

Depreciation and Amortization.  Depreciation and amortization expense decreased $0.3 million, or 6.1%, to $5.7 million in the second quarter of 2013 from $6.0 million in the second quarter of 2012, due to the slowing of our store opening pace in 2012 and 2013 in relation to previous years.

Asset Impairment.   Impairment charges for property and equipment at certain underperforming stores totaled $0.7 million in the second quarter of 2013.  No such charges were required in the second quarter of 2012.

Income Tax Benefit.  Income tax benefit decreased $1.4 million to $3.2 million in this year’s second quarter from $4.6 million in the second quarter of 2012 due to a decrease in pretax income.  The effective income tax rate of 36.9% in the second quarter of 2013 was the same as last year’s second quarter.  The second quarter of 2013 included a valuation allowance to recognize that the Company concluded that its ability to utilize certain tax credits in one state was no longer more likely than not.  However, the effect of the allowance (increase in income tax expense of $0.4 million) was almost entirely offset by a benefit from Work Opportunity Tax Credits (WOTC).  In 2012, Congress did not extend WOTC legislation until after the second quarter, therefore, no benefit from such credits was recorded in the second quarter of that year.

Net Loss.  Net loss decreased to $5.5 million in the second quarter of 2013 from $7.9 million in the second quarter of 2012 due to the factors discussed above.

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

Current Financial Condition. As of August 3, 2013, we had total cash and cash equivalents of $61.2 million compared to $37.3 million as of February 2, 2013. Additionally, we had $15.8 million and $8.4 million of short-term and long-term investment securities, respectively, as of August 3, 2013, compared to $12.8 million and $5.8 million, respectively, as of February 2, 2013.  These securities are comprised of bank certificates of deposit and obligations of the U.S. Treasury, states and municipalities. Inventory represented 40.5% of our total assets as of August 3, 2013.  Management’s ability to manage our inventory can have a significant impact on our cash flows from operations during a given interim period or fiscal year. In addition, inventory purchases can be seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise.

Cash Flows From Operating Activities. Net cash provided by operating activities was $36.4 million in the first half of 2013 compared to $14.0 million in the same period of 2012.  Sources of cash provided during the first half of 2013 included net income adjusted for noncash expenses such as depreciation and amortization, asset impairment, loss on disposal of property and equipment, deferred income taxes and stock-based compensation expense, totaling $14.3 million (compared to $14.7 million in the first half of 2012).  The other significant source of cash in the first half of 2013 was a $21.1 million decrease in inventory (compared to an increase of $2.2 million in the first half of 2012) due to (a) an effort to reduce inventory levels as a result of the challenging sales environment, and (b) an effort to reduce inventory levels at the beginning of the third quarter in relation to the beginning of the first quarter since sales are traditionally lower in the third quarter than they are in the first quarter due to seasonality.

Accounts payable typically fluctuates at a similar rate as inventory due to the natural relationship between the two accounts; however, that did not occur in the first half of 2013, as accounts payable increased $1.6 million while inventory was decreasing.  This relationship between payables and inventory occurred because much of the decrease in inventory was accomplished by reducing merchandise purchases in March and April.  As a result, purchases in the second quarter of 2013 did not have to be reduced significantly from the prior year second quarter in order to reach our inventory reduction goal, resulting in an accounts payable balance at August 3, 2013 that was similar as a percentage of inventory to the second quarter of 2012.

Cash Flows From Investing Activities. Cash used in investing activities was $11.5 million in the first half of 2013 compared to $3.5 million in the first half of 2012.  Cash used for purchases of property and equipment totaled $5.8 million and $3.5 million in the first half of 2013 and 2012, respectively.  Purchases of investment securities, net of sales/redemptions, used cash of $5.7 million in the first half of 2013.

Cash Flows From Financing Activities. Cash flows from financing activities were insignificant in the first twenty-six weeks of both 2013 and 2012.

Cash Requirements

Our principal sources of liquidity consist of: (i) cash and cash equivalents (which equaled $61.2 million as of August 3, 2013); (ii) short-term and long-term investment securities (which equaled $15.8 million and $8.4 million, respectively, as of August 3, 2013); (iii) short-term trade credit; (iv) cash generated from operations on an ongoing basis as we sell our merchandise inventory; and (v) a $50 million revolving credit facility. Trade credit represents a significant source of financing for inventory purchases and arises from customary payment terms and trade practices with our vendors.  Historically, our principal liquidity requirements have been for working capital and capital expenditure needs.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risk during the twenty-six weeks ended August 3, 2013 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended February 2, 2013.

Item 4. Controls and Procedures.

We have carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of August 3, 2013 pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer each concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information has been accumulated and communicated to our management, including the officers who certify our financial reports, as appropriate, to allow timely decisions regarding the required disclosures.

Our disclosure controls and procedures are designed to provide reasonable assurance that the controls and procedures will meet their objectives. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended August 3, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 24, 2012, a suit was filed in the United States District Court for the Northern District of Alabama, Middle Division, by certain individuals as a purported collective action on behalf of current and former employees of the Company holding store managerial positions.  The plaintiffs allege that store managers have been improperly classified as exempt from the obligation to pay overtime in violation of the Fair Labor Standards Act.  We intend to vigorously defend the claims that have been asserted in this lawsuit.  The trial court conditionally certified a class of store managers and ruled that the store managers are not subject to arbitration.  The size and scope of the class remains undetermined, however, and the decision on arbitration is expected to be subject to appellate review.  Also, notwithstanding the initial actions by the trial court, the conditional class may be subject to decertification at the close of discovery.  Because no discovery has been conducted to date, we are unable to determine the probability of any particular outcome and it is not reasonably possible to estimate a range of loss with respect to this matter.  Accordingly, no accrual for costs has been recorded, and the potential impact of this matter on our financial position, results of operations and cash flows cannot be determined at this time.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item  6. Exhibits.

10.1	Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and Bruce D. Smith dated May 1, 2013.*

10.2	Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and Ivy D. Council dated May 1, 2013.*

10.3	Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and James A. Dunn dated May 1, 2013.*

10.4	Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and Charles D. Crowell dated May 1, 2013.*

10.5	Severance Agreement between the Company and Bruce D. Smith dated May 1, 2013.*

10.6	Severance Agreement between the Company and Ivy D. Council dated May 1, 2013.*

10.7	Severance Agreement between the Company and James A. Dunn dated May 1, 2013.*

10.8	Severance Agreement between the Company and Charles D. Crowell dated May 1, 2013.*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.* †

101

The following financial information from Citi Trends, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of August 3, 2013 and February 2, 2013, (ii) the Condensed Consolidated Statements of Operations for the twenty-six and thirteen-week periods ended August 3, 2013 and July 28, 2012, (iii) the Condensed Consolidated Statements of Cash Flows for the twenty-six week periods ended August 3, 2013 and July 28, 2012, and (iv) Notes to the Condensed Consolidated Financial Statements.^

*                    Filed herewith.

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

Date: September 4, 2013

	By:	/s/ Bruce D. Smith
	Name:	Bruce D. Smith
	Title:	Executive Vice President, Chief Financial Officer and Secretary