Form 10-Q
period 2013-11-02
Citi Trends Inc
filed 2013-12-11
CIK 1318484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2013

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

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 19, 2013
Common Stock, $.01 par value	15,450,197 shares

CITI TRENDS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Citi Trends, Inc.

Condensed Consolidated Balance Sheets

November 2, 2013 and February 2, 2013

(Unaudited)

(in thousands, except share data)

	November 2,	February 2,
	2013	2013
Assets
Current assets:
Cash and cash equivalents	$47,585	$37,263
Short-term investment securities	18,218	12,771
Inventory	123,203	141,473
Prepaid and other current assets	12,737	10,648
Income tax receivable	1,442	1,134
Deferred tax asset	4,703	6,088
Assets held for sale	—	1,415
Total current assets	207,888	210,792
Property and equipment, net of accumulated depreciation and amortization of $156,635 and $142,770 as of November 2, 2013 and February 2, 2013, respectively	60,979	70,995
Long-term investment securities	20,052	5,754
Deferred tax asset	6,250	3,863
Other assets	700	741
Total assets	$295,869	$292,145
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$58,929	$62,690
Accrued expenses	17,408	14,435
Accrued compensation	12,080	8,129
Layaway deposits	2,397	660
Total current liabilities	90,814	85,914
Other long-term liabilities	8,416	10,260
Total liabilities	99,230	96,174
Stockholders’ equity:
Common stock, $0.01 par value. Authorized 32,000,000 shares; 15,616,665 shares issued as of November 2, 2013 and 15,295,780 shares issued as of February 2, 2013; 15,450,915 shares outstanding as of November 2, 2013 and 15,130,030 outstanding as of February 2, 2013	150	149
Paid-in-capital	82,048	80,380
Retained earnings	114,606	115,607
Treasury stock, at cost; 165,750 shares as of November 2, 2013 and February 2, 2013	(165)	(165)
Total stockholders’ equity	196,639	195,971
Commitments and contingencies (note 10)
Total liabilities and stockholders’ equity	$295,869	$292,145

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Operations

Thirty-Nine Weeks Ended November 2, 2013 and October 27, 2012

(Unaudited)

(in thousands, except per share data)

	Thirty-Nine Weeks Ended
	November 2,	October 27,
	2013	2012
Net sales	$465,011	$478,997
Cost of sales	294,878	308,739
Gross profit	170,133	170,258
Selling, general and administrative expenses	(155,976)	(154,733)
Depreciation and amortization	(16,716)	(18,153)
Asset impairment	(1,237)	(660)
Gain on sale of former distribution center	1,526	—
Loss from operations	(2,270)	(3,288)
Interest income	213	194
Interest expense	(145)	(163)
Loss before income tax benefit	(2,202)	(3,257)
Income tax benefit	(1,201)	(1,736)
Net loss	$(1,001)	$(1,521)

Basic net loss per common share	$(0.07)	$(0.10)
Diluted net loss per common share	$(0.07)	$(0.10)

Weighted average number of shares outstanding
Basic	14,789	14,662
Diluted	14,789	14,662

Citi Trends, Inc.

Condensed Consolidated Statements of Operations

Thirteen Weeks Ended November 2, 2013 and October 27, 2012

(Unaudited)

(in thousands, except per share data)

	Thirteen Weeks Ended
	November 2,	October 27,
	2013	2012
Net sales	$145,362	$148,985
Cost of sales	92,074	97,808
Gross profit	53,288	51,177
Selling, general and administrative expenses	(52,148)	(51,132)
Depreciation and amortization	(5,454)	(5,970)
Asset impairment	(556)	(660)
Gain on sale of former distribution center	1,526	—
Loss from operations	(3,344)	(6,585)
Interest income	78	66
Interest expense	(49)	(50)
Loss before income tax benefit	(3,315)	(6,569)
Income tax benefit	(1,643)	(2,869)
Net loss	$(1,672)	$(3,700)

Basic net loss per common share	$(0.11)	$(0.25)
Diluted net loss per common share	$(0.11)	$(0.25)

Weighted average number of shares outstanding
Basic	14,815	14,677
Diluted	14,815	14,677

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Cash Flows

Thirty-Nine Weeks Ended November 2, 2013 and October 27, 2012

(Unaudited)

(in thousands)

	Thirty-Nine Weeks Ended
	November 2,	October 27,
	2013	2012
Operating activities:
Net loss	$(1,001)	$(1,521)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,716	18,153
Asset impairment	1,237	660
Gain on sale of former distribution center	(1,526)	—
Loss on disposal of property and equipment	1	14
Deferred income taxes	(1,002)	(601)
Noncash stock-based compensation expense	2,572	1,980
Excess tax benefits from stock-based payment arrangements	294	463
Changes in assets and liabilities:
Inventory	18,270	(15,174)
Prepaid and other current assets	(2,089)	(478)
Other assets	41	42
Accounts payable	(3,761)	(11,843)
Accrued expenses and other long-term liabilities	1,020	917
Accrued compensation	3,951	(1,615)
Income tax receivable/payable	(602)	7,850
Layaway deposits	1,737	1,941
Net cash provided by operating activities	35,858	788
Investing activities:
Sales/redemptions of investment securities	3,736	51
Purchases of investment securities	(23,481)	—
Proceeds from sale of former distribution center	2,941	—
Purchases of property and equipment	(7,829)	(5,798)
Net cash used in investing activities	(24,633)	(5,747)
Financing activities:
Excess tax benefits from stock-based payment arrangements	(294)	(463)
Proceeds from the exercise of stock options	44	—
Shares acquired to settle withholding taxes on the vesting of nonvested restricted stock	(653)	(369)
Net cash used in financing activities	(903)	(832)
Net increase (decrease) in cash and cash equivalents	10,322	(5,791)
Cash and cash equivalents:
Beginning of period	37,263	41,986
End of period	$47,585	$36,195

Supplemental disclosures of cash flow information:
Cash paid for interest	$95	$109
Cash payments (refunds) of income taxes	$404	$(8,985)
Supplemental disclosures of noncash investing activities:
Increase (decrease) in accrual for purchases of property and equipment	$109	$(1,315)

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
November 2, 2013

1. Basis of Presentation

Citi Trends, Inc. and its subsidiary (the “Company”) operate as a value-priced retailer of urban fashion apparel and accessories for the entire family.  As of November 2, 2013, the Company operated 505 stores in 29 states.

The condensed consolidated balance sheet as of November 2, 2013, the condensed consolidated statements of operations for the thirty-nine and thirteen week periods ended November 2, 2013 and October 27, 2012, and the condensed consolidated statements of cash flows for the thirty-nine week periods ended November 2, 2013 and October 27, 2012 have been prepared by the Company without audit. The condensed consolidated balance sheet as of February 2, 2013 has been derived from the audited financial statements as of that date, but does not include all required year-end disclosures.  In the opinion of management, such statements include all adjustments considered necessary to present fairly the Company’s financial position as of November 2, 2013 and February 2, 2013, and its results of operations and cash flows for all periods presented.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended February 2, 2013.

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all information and footnotes required by U.S. GAAP for complete financial statements.  Operating results for the interim periods ended November 2, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending February 1, 2014.

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

The dilutive effect of stock-based compensation arrangements is accounted for using the treasury stock method.  This method assumes that the proceeds the Company receives from the exercise of stock options are used to repurchase common shares in the market.  The Company includes as assumed proceeds the amount of compensation cost attributed to future services and not yet recognized, and the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of outstanding options and vesting of nonvested restricted stock.  For the thirty-nine weeks ended November 2, 2013 and October 27, 2012, there were 43,000 and 46,000 stock options, respectively, and 619,000 and 393,000 shares of nonvested restricted stock, respectively, excluded from the calculation of diluted earnings per share because of antidilution.  For the thirteen weeks ended November 2, 2013 and October 27, 2012, there were 36,000 and 48,000 stock options, respectively, and 639,000 and 476,000 shares of nonvested restricted stock, respectively, excluded from the calculation of diluted earnings per share because of antidilution.

The following table provides a reconciliation of the average number of common shares outstanding used to calculate basic earnings per share to the number of common shares and common stock equivalents outstanding used in calculating diluted earnings per share for the thirty-nine and thirteen week periods ended November 2, 2013 and October 27, 2012:

	Thirty-Nine Weeks Ended
	November 2, 2013	October 27, 2012
Average number of common shares outstanding	14,789,320	14,661,910
Incremental shares from assumed exercises of stock options	—	—
Incremental shares from assumed vesting of nonvested restricted stock	—	—
Average number of common shares and common stock equivalents outstanding	14,789,320	14,661,910

	Thirteen Weeks Ended
	November 2, 2013	October 27, 2012
Average number of common shares outstanding	14,815,107	14,676,817
Incremental shares from assumed exercises of stock options	—	—
Incremental shares from assumed vesting of nonvested restricted stock	—	—
Average number of common shares and common stock equivalents outstanding	14,815,107	14,676,817

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

As of November 2, 2013, the Company’s investment securities are classified as held-to-maturity since the Company has the intent and ability to hold the investments to maturity.  Such securities are carried at amortized cost plus accrued interest and consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Obligations of states and municipalities (Level 2)	$2,407	$1	$—	$2,408
Obligations of the U. S. Treasury (Level 1)	4,999	8	—	5,007
Bank certificates of deposit (Level 2)	10,812	—	(1)	10,811
	$18,218	$9	$(1)	$18,226
Long-term:
Obligations of the U. S. Treasury (Level 1)	$15,177	$15	$(1)	$15,191
Bank certificates of deposit (Level 2)	4,875	—	—	4,875
	$20,052	$15	$(1)	$20,066

The amortized cost and fair market value of investment securities as of November 2, 2013 by contractual maturity are as follows (in thousands):

	Amortized Cost	Fair Market Value
Mature in one year or less	$18,218	$18,226
Mature after one year through five years	20,052	20,066
	$38,270	$38,292

As of February 2, 2013, the Company’s investment securities were classified as held-to-maturity and consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Obligations of the U. S. Treasury (Level 1)	$4,993	$39	$—	$5,032
Obligations of states and municipalities (Level 2)	1,731	9	—	1,740
Bank certificates of deposit (Level 2)	6,047	—	—	6,047
	$12,771	$48	$—	$12,819
Long-term:
Bank certificates of deposit (Level 2)	$5,754	$6	$—	$5,760

The amortized cost and fair market value of investment securities as of February 2, 2013 by contractual maturity were as follows (in thousands):

	Amortized Cost	Fair Market Value
Mature in one year or less	$12,771	$12,819
Mature after one year through five years	5,754	5,760
	$18,525	$18,579

There were no changes among the levels in the thirty-nine weeks ended November 2, 2013.

Fair market values of Level 2 investments are determined by management with the assistance of a third party pricing service.  Because quoted prices in active markets for identical assets are not available, these prices are determined by the third party pricing service using observable market information such as quotes from less active markets and quoted prices of similar securities.

6. Impairment of Long-Lived Assets

If facts and circumstances indicate that a long-lived asset may be impaired, the carrying value is reviewed. If this review indicates that the carrying value of the asset will not be recovered as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value.  Non-cash impairment expense related to leasehold improvements and fixtures and equipment at underperforming stores totaled $1.2 million and $0.6 million, respectively, in the thirty-nine and thirteen-week periods ended November 2, 2013.  Impairment expense totaled $0.7 million in the thirty-nine and thirteen-week periods ended October 27, 2012.

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

For the thirty-nine week periods ended November 2, 2013 and October 27, 2012, the Company has utilized the discrete effective tax rate method, as allowed by ASC 740-270, “Income Taxes - Interim Reporting,” to calculate income taxes.  Under the discrete method, the Company determines its tax expense based upon actual results as if the interim period were an annual period.   ASC 740 requires companies to apply their estimated full-year tax rate on a year-to-date basis in each interim period unless the estimated full-year tax rate is not reliably predictable.  For the thirty-nine-week periods ended November 2, 2013 and October 27, 2012, the Company concluded that the use of the discrete method was more appropriate than the annual effective tax rate method, because the annual rate method would not be reliable due to its sensitivity to minimal changes in forecasted annual pre-tax earnings.

The effective tax rates reflected in income tax benefit for the thirty-nine and thirteen-week periods ended November 2, 2013 and October 27, 2012 include the benefit of various tax credits.  Such tax credits are higher during the interim periods of fiscal 2013 than 2012 because they include Work Opportunity Tax Credits (WOTC) which have been available throughout fiscal 2013, but were not extended by Congress in fiscal 2012 until after the third quarter.  The benefit from tax credits in the thirty-nine weeks ended November 2, 2013 is partially offset by income tax expense of $0.4 million which resulted from an increase in a valuation allowance in the second quarter of 2013.  Such increase occurred when the Company concluded that its ability to utilize certain tax credits in one state was no longer more likely than not.

9. Other Long-Term Liabilities

The components of other long-term liabilities as of November 2, 2013 and February 2, 2013 are as follows (in thousands):

	November 2, 2013	February 2, 2013
Deferred rent	$2,389	$3,342
Tenant improvement allowances	4,339	5,384
Other	1,688	1,534
	$8,416	$10,260

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

Overview

We are a value-priced retailer of urban fashion apparel and accessories for the entire family. Our merchandise offerings are designed to appeal to the preferences of fashion conscious consumers, particularly African-Americans. We operated 505 stores in both urban and rural markets in 29 states as of November 2, 2013.

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

In addition to sales, we measure gross profit as a percentage of sales and store operating expenses, with a particular focus on labor, as a percentage of sales. These results translate into store level contribution, which we use to evaluate overall performance of each individual store. Finally, we monitor corporate expenses against budgeted amounts.  All of the statistics discussed above are critical components of earnings before interest, taxes, depreciation and amortization (“EBITDA”) and Adjusted EBITDA (comprised of EBITDA, as adjusted for non-cash asset impairment expense and infrequent significant items, such as the gain on sale of our former distribution center in fiscal 2013), which are considered our most important operating statistics.  Although EBITDA and Adjusted EBITDA provide useful information on an operating cash flow basis, they are limited measures in that they exclude the impact of cash requirements for capital expenditures, income taxes and interest expense.  Therefore, EBITDA and Adjusted EBITDA should be used as supplements to results of operations and cash flows as reported under U.S. GAAP and should not be used as a singular measure of operating performance or as a substitute for U.S. GAAP results.  Provided below is a reconciliation of net income to EBITDA and to Adjusted EBITDA for the thirty-nine and thirteen week periods ended November 2, 2013 and October 27, 2012:

	Thirty-Nine Weeks Ended		Thirteen Weeks Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012

Net loss	$(1,001)	$(1,521)	$(1,672)	$(3,700)

Plus:
Interest expense	145	163	49	50
Income tax expense	—	—	—	—
Depreciation and amortization	16,716	18,153	5,454	5,970

Less:
Interest income	(213)	(194)	(78)	(66)
Income tax benefit	(1,201)	(1,736)	(1,643)	(2,869)
EBITDA	14,446	14,865	2,110	(615)

Asset impairment	1,237	660	556	660
Gain on sale of former distribution center	(1,526)	—	(1,526)	—

Adjusted EBITDA	$14,157	$15,525	$1,140	$45

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

Thirty-nine Weeks Ended November 2, 2013 and October 27, 2012

Net Sales.  Net sales decreased $14.0 million, or 2.9%, to $465.0 million in the thirty-nine weeks ended November 2, 2013 from $479.0 million in the thirty-nine weeks ended October 27, 2012.  The sales comparison to the prior year for the thirty-nine weeks ended November 2, 2013 is affected by the calendar shift created by fiscal 2012 having 53 weeks.  The thirty-nine weeks ended November 2, 2013 began and ended one week later on the calendar than the thirty-nine weeks ended October 27, 2012.  This calendar shift had a significant impact on the thirty-nine week sales comparison because the beginning and ending weeks of the period affected by the shift had varying levels of sales volume.  In the thirty-nine weeks ended November 2, 2013, the comparison of sales to last year’s fiscal thirty-nine weeks was adversely affected by $8.9 million due to the difference in the sales levels of such beginning and ending weeks.  In addition to the effect of the calendar shift, sales declined $4.6 million due to a 1.0% decrease in comparable store sales on a comparable weeks basis.  This sales decrease in the 500 comparable stores was reflected in an average unit sale that was 8% lower, partially offset by a 5% increase in the number of customer transactions and a 2% increase in the average number of items per transaction.  Comparable store sales changes by major merchandise class were as follows in the thirty-nine weeks ended November 2, 2013:  Accessories +15%; Home +15%; Kids 0%; Men’s -6%; and Ladies’ -12%.   Lastly, the eleven stores closed in 2012 and 2013, net of five new stores, accounted for a decrease of $0.5 million in sales.

Gross Profit.  Gross profit decreased $0.2 million, or 0.1%, to $170.1 million in the thirty-nine weeks ended November 2, 2013 from $170.3 million in the thirty-nine weeks ended October 27, 2012.  The decrease in gross profit is a result of the decrease in sales discussed above, almost entirely offset by an increase in the gross margin to 36.6% from 35.5% in last year’s first thirty-nine weeks.  The higher gross margin was due primarily to an 80 basis points increase in the core merchandise margin (initial mark-up, net of markdowns) as a result of the need for a lower level of markdowns this year due to a much more conservative inventory level in 2013.  The remainder of the gross margin improvement was due to lower freight costs resulting from a change to a new carrier with lower rates and lower shipping volume associated with the reduction in inventory levels.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $1.3 million, or 0.8%, to $156.0 million in the first thirty-nine weeks of 2013 from $154.7 million in the first thirty-nine weeks of 2012.  As a percentage of sales, selling, general and administrative expenses increased to 33.5% in the first thirty-nine weeks of fiscal 2013 from 32.3% in the first thirty-nine weeks of fiscal 2012, due to (1) the deleveraging effect associated with the $14.0 million decline in sales discussed above; in particular, the calendar shift that adversely impacted the sales comparison by $8.9 million had very little effect on expenses, resulting in expense deleverage of approximately 60 basis points, and (2) higher incentive compensation in the first thirty-nine weeks of this year totaling $1.1 million due to improved financial performance relative to budget in 2013.

Depreciation and Amortization.  Depreciation and amortization expense decreased $1.5 million, or 7.9%, to $16.7 million in the thirty-nine weeks ended November 2, 2013 from $18.2 million in the thirty-nine weeks ended October 27, 2012, due to the slowing of our store opening pace in 2012 and 2013 in relation to previous years.

Asset Impairment.  Impairment charges for property and equipment at certain underperforming stores increased $0.5 million to $1.2 million in the first thirty-nine weeks of 2013 from $0.7 million in the first thirty-nine weeks of 2012.

Gain on Sale of Former Distribution Center.  During the third quarter, we sold a previously closed distribution center in Savannah, Georgia for $2.9 million, resulting in a gain of $1.5 million.

Income Tax Benefit.  Income tax benefit decreased $0.5 million to $1.2 million in this year’s first thirty-nine weeks from $1.7 million in the first thirty-nine weeks of 2012 due to a reduction in pretax loss, partially offset by an increase in the effective income tax rate to 54.5% from 53.3%.  The income tax rate for the first thirty-nine weeks of 2013 was higher than the rate for last year’s first thirty-nine weeks because of a benefit from Work Opportunity Tax Credits (WOTC), which were were not available in last year’s first thirty-nine weeks. In 2012, Congress did not extend WOTC legislation allowing for such benefits until after the third quarter, therefore, no benefit from such credits was recorded through the third quarter of 2012.  The benefit from WOTC in 2013 was partially offset by an increase in income tax expense of $0.4 million which resulted from an increase in a valuation allowance in the second quarter of 2013.  Such increase occurred when the Company concluded that its ability to utilize certain tax credits in one state was no longer more likely than not.

Net Loss.  Net loss decreased to $1.0 million in the first thirty-nine weeks of 2013 from $1.5 million in the first thirty-nine weeks of 2012 due to the factors discussed above.

Thirteen Weeks Ended November 2, 2013 and October 27, 2012

Net Sales.  Net sales decreased $3.6 million, or 2.4%, to $145.4 million in the third quarter of 2013 from $149.0 million in the third quarter of 2012.  Sales comparisons to the prior year for each quarter of 2013 are affected by the calendar shift created by fiscal 2012 having 53 weeks.  Each of the first three quarters in 2013 begins and ends one week later on the calendar than the same quarter of 2012.  This calendar shift can have a significant impact on quarterly sales comparisons if the beginning and ending weeks of the period affected by the shift have varying levels of sales volume.  In the third quarter of 2013, the comparison of sales to last year’s third quarter was adversely impacted by $3.4 million due to the difference in the sales levels of such beginning and ending weeks.  In addition to the effect of the calendar shift, the eleven stores closed in 2012 and 2013, net of five new stores, accounted for a decrease of $0.9 million in sales.  Partially offsetting these sales decreases, comparable store sales improved 0.6%, or $0.7 million, on a comparable weeks basis.  This sales increase in the 500 comparable stores was reflected in a 6% increase in the number of customer transactions, partially offset by an average unit sale that was more than 5% lower than the previous year.  Comparable store sales changes by major merchandise class were as follows in the third quarter of 2013:  Home +15%; Accessories +13%; Kids -1%; Men’s -2%; and Ladies’ -9%.

Gross Profit.  Gross profit increased $2.1 million, or 4.1%, to $53.3 million in the third quarter of 2013 from $51.2 million in last year’s third quarter.  The increase in gross profit is a result of an improvement in the gross margin to 36.7% from 34.4% in last year’s third quarter, partially offset by the decrease in sales discussed above.  The higher gross margin was due primarily to an increase in the core merchandise margin (initial mark-up, net of markdowns) of 150 basis points as a result of the need for a lower level of markdowns this year due to a much more conservative inventory level in 2013.  The remainder of the gross margin improvement was due to lower freight costs resulting from a change to a new carrier with lower rates and lower shipping volume associated with the reduction in inventory levels.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $1.0 million, or 2.0%, to $52.1 million in the third quarter of 2013 from $51.1 million in last year’s third quarter.  As a percentage of sales, selling, general and administrative expenses increased to 35.9% in the third quarter of 2013 from 34.3% in the third quarter of 2012, due to (1) the deleveraging effect associated with the $3.6 million decline in sales discussed above; in particular, the calendar shift that adversely impacted the sales comparison by $3.4 million had very little effect on expenses, resulting in expense deleverage of approximately 80 basis points, and (2) higher incentive compensation in the third quarter of this year totaling $0.8 million due to improved financial performance relative to budget in 2013.

Depreciation and Amortization.  Depreciation and amortization expense decreased $0.5 million, or 8.6%, to $5.5 million in the third quarter of 2013 from $6.0 million in the third quarter of 2012, due to the slowing of our store opening pace in 2012 and 2013 in relation to previous years.

Asset Impairment.   Impairment charges for property and equipment at certain underperforming stores decreased $0.1 million to $0.6 million in the third quarter of 2013 from $0.7 million in the third quarter of 2012.

Gain on Sale of Former Distribution Center.  During the third quarter, we sold a previously closed distribution center in Savannah, Georgia for $2.9 million, resulting in a gain of $1.5 million.

Income Tax Benefit.  Income tax benefit decreased $1.3 million to $1.6 million in this year’s third quarter from $2.9 million in the third quarter of 2012 due to a decrease in pretax loss, partially offset by an increase in the effective income tax rate to 49.6% from 43.7%.  The increase in the effective tax rate is due primarily to WOTC benefits, which were not available in the third quarter of 2012, as federal legislation to renew the program was not extended by Congress until later.

Net Loss.  Net loss decreased to $1.7 million in the third quarter of 2013 from $3.7 million in the third quarter of 2012 due to the factors discussed above.

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

Current Financial Condition. As of November 2, 2013, we had total cash and cash equivalents of $47.6 million compared to $37.3 million as of February 2, 2013. Additionally, we had $18.2 million and $20.1 million of short-term and long-term investment securities, respectively, as of November 2, 2013, compared to $12.8 million and $5.8 million, respectively, as of February 2, 2013.  These securities are comprised of bank certificates of deposit and obligations of the U.S. Treasury, states and municipalities. Inventory represented 41.6% of our total assets as of November 2, 2013, compared to 48.4% of total assets as of February 2, 2013.  Management’s ability to manage our inventory can have a significant impact on our cash flows from operations during a given interim period or fiscal year. In addition, inventory purchases can be seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise.

Cash Flows From Operating Activities. Net cash provided by operating activities was $35.9 million in the thirty-nine weeks ended November 2, 2013 compared to $0.8 million in the same period of 2012.  Sources of cash provided during the thirty-nine weeks ended November 2, 2013 included net income adjusted for noncash expenses such as depreciation and amortization, asset impairment, gain on sale of a former distribution center, loss on disposal of property and equipment, deferred income taxes and stock-based compensation expense, totaling $17.0 million (compared to $18.7 million in the thirty-nine weeks ended October 27, 2012).  The other significant sources of cash in the thirty-nine weeks ended November 2, 2013 included (1) an $18.3 million decrease in inventory (compared to an increase of $15.2 million in the thirty-nine weeks ended October 27, 2012) due to an effort to maintain a much more conservative level of inventory this year in light of the challenging sales environment in recent years, and (2) a $4.0 million increase in accrued compensation (compared to a decrease of $1.6 million in the thirty-nine weeks ended October 27, 2012) due primarily to our balance sheet as of the end of the third quarter of 2013 including accrued payroll for two weeks, while our 2012 year-end balance sheet included accrued payroll for only one week due to the timing of our bi-weekly payroll.  In addition, accrued compensation increased as a result of higher incentive compensation accruals this year due to improved financial performance relative to budget in 2013.

A decrease in accounts payable of $3.8 million (compared to $11.8 million in the thirty-nine weeks ended October 27, 2012) partially offset the sources of cash discussed above.  This reduction in payables was related to the decrease in inventory, although at a lower rate than inventory due to the fact that the decline in inventory was more heavily weighted towards next-season-buy (NSB) merchandise.  Such merchandise is purchased at heavy discounts near the end of a season and held until the beginning of the same season the following year.  As a result, it tends to have a lower level of accounts payable associated with it since it has often been paid for well before it is ultimately sold.  Therefore, when NSB inventory declines, there is not a similar rate of decline in payables.

Cash Flows From Investing Activities. Cash used in investing activities was $24.6 million in the thirty-nine weeks ended November 2, 2013 compared to $5.7 million in the thirty-nine weeks ended October 27, 2012.  Cash used for purchases of property and equipment totaled $7.8 million and $5.8 million in the first thirty-nine weeks of 2013 and 2012, respectively.  Purchases of investment securities, net of sales/redemptions, used cash of $19.7 million, while proceeds from the sale of our former distribution center provided cash of $2.9 million in the thirty-nine weeks ended November 2, 2013.

Cash Flows From Financing Activities. Cash flows from financing activities were insignificant in the first thirty-nine weeks of both 2013 and 2012.

Cash Requirements

Our principal sources of liquidity consist of: (i) cash and cash equivalents (which equaled $47.6 million as of November 2, 2013); (ii) short-term and long-term investment securities (which equaled $18.2 million and $20.1 million, respectively, as of November 2, 2013); (iii) short-term trade credit; (iv) cash generated from operations on an ongoing basis as we sell our merchandise inventory; and (v) a $50 million revolving credit facility. Trade credit represents a significant source of financing for inventory purchases and arises from customary payment terms and trade practices with our vendors.  Historically, our principal liquidity requirements have been for working capital and capital expenditure needs.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risk during the thirty-nine weeks ended November 2, 2013 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended February 2, 2013.

Item 4. Controls and Procedures.

We have carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 2, 2013 pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer each concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information has been accumulated and communicated to our management, including the officers who certify our financial reports, as appropriate, to allow timely decisions regarding the required disclosures.

Our disclosure controls and procedures are designed to provide reasonable assurance that the controls and procedures will meet their objectives. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended November 2, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101

The following financial information from Citi Trends, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 2, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of November 2, 2013 and February 2, 2013, (ii) the Condensed Consolidated Statements of Operations for the thirty-nine and thirteen-week periods ended November 2, 2013 and October 27, 2012, (iii) the Condensed Consolidated Statements of Cash Flows for the thirty-nine week periods ended November 2, 2013 and October 27, 2012, and (iv) Notes to the Condensed Consolidated Financial Statements.^

*                    Filed herewith.

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

Date: December 11, 2013

	By:	/s/ Bruce D. Smith
	Name:	Bruce D. Smith
	Title:	Executive Vice President, Chief Financial Officer and Secretary