Form 10-K
period 2014-02-01
Citi Trends Inc
filed 2014-04-16
CIK 1318484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended February 1, 2014

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $211,981,707 as of August  2, 2013.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: Common Stock, par value $.01 per share, 15,580,948 shares outstanding as of March 25, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information from the registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year covered by this Annual Report on Form 10-K, with respect to the Annual Meeting of Stockholders to be held on June 4, 2014.

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

Information is provided herein with respect to our operations related to our fiscal years ended on February 1, 2014 (“fiscal 2013”), February 2, 2013 (“fiscal 2012”) and January 28, 2012 (“fiscal 2011”).

ITEM 1.                        BUSINESS

Overview and History

We are a value-priced retailer of urban fashion apparel and accessories for the entire family.  Our merchandise offerings are designed to appeal to the fashion preferences of value-conscious consumers, particularly African-Americans. We believe that we provide merchandise at compelling values. Our goal is to provide nationally recognized branded merchandise and non-branded merchandise at discounts to department and specialty stores’ regular prices of 20% to 70%. Our stores average approximately 10,800 square feet of selling space and are typically located in neighborhood shopping centers that are convenient to low and moderate income customers.  As of February 1, 2014, we operated 505 stores in both urban and rural markets in 29 states.

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

Focus on Urban Fashion Mix. We focus our merchandise on urban fashions, which we believe appeal to our core customers. We do not attempt to dictate trends, but rather devote considerable effort to identifying emerging trends and ensuring that our apparel assortment is considered timely and fashionable in the urban market. Our merchandising staff tests new emerging merchandise trends before reordering and actively manages the mix of fashion and branded products in the stores to keep our offering fresh and minimize markdowns.

Superior Value Proposition. As a value-priced retailer, we seek to offer top quality, fashionable merchandise at compelling prices in relation to department and specialty stores. We also offer products under our proprietary brands such as “Citi Steps,” “Red Ape,” “Vintage Harlem,” and “Lil Ms Hollywood.” These private brands enable us to expand our product selection, offer fashion merchandise at lower prices and enhance our product offerings.

Merchandise Mix that Appeals to the Entire Family. We merchandise our stores to create a destination environment capable of meeting the fashion needs of the entire value-conscious family. Each store offers a wide variety of products for men and women, as well as children. Our stores feature sportswear, dresses, outerwear, footwear, intimate apparel, accessories, scrubs and home décor. We believe that the breadth of our merchandise distinguishes our stores from many competitors that offer urban apparel primarily for women, and reduces our exposure to fashion trends and demand cycles in any single category.

Strong and Flexible Sourcing Relationships. We maintain strong sourcing relationships with a large group of suppliers. We have purchased merchandise from over 1,600 vendors in the past 12 months. Purchasing is controlled by a 40-plus member buying team located in one of our three buying offices - New York, New York; Los Angeles, California; and our Savannah, Georgia headquarters. We purchase merchandise through planned programs with vendors at reduced prices and opportunistically through close-outs, with the majority of our merchandise purchased for the current season and a lesser quantity held for sale in future seasons. To foster vendor relationships, we pay vendors promptly and do not ask for typical retail concessions, such as promotional and markdown allowances.

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

Product Merchandising and Pricing

Products. Our merchandising strategy is to offer high quality urban apparel and accessories at attractive prices for the entire value-conscious family. We seek to maintain a diverse assortment of first quality, in-season merchandise that appeals to the distinctive tastes and preferences of our core customers. Approximately 33% of our net sales in fiscal 2013 were represented by nationally recognized brands. We also offer a wide variety of products from less recognized brands and a lesser amount representing private label products under our proprietary brands.  Our private brand products enable us to expand product selection, offer merchandise at lower prices and enhance our product offerings.

Our merchandise includes apparel, accessories and home décor. Within apparel, we offer fashion sportswear for men, women and children, including offerings for newborns, infants, toddlers, boys and girls. Accessories include handbags, jewelry, footwear, belts, intimate apparel, scrubs and sleepwear.

The following table sets forth the merchandise assortment by classification as a percentage of net sales for fiscal 2013, 2012, and 2011.

	Percentage of Net Sales
	2013	2012	2011
Children’s	27%	27%	28%
Ladies’	26%	29%	32%
Accessories	26%	23%	18%
Men’s	18%	18%	19%
Home décor	3%	3%	3%

Pricing. We purchase our merchandise at attractive prices and mark prices up less than department or specialty stores. We seek to provide nationally recognized brands at prices that are 20% to 70% below regular retail prices available in department stores and specialty stores.  Further, we also consider the price-to-value relationships of our non-branded products to be exceptionally strong. Both branded and non-branded offerings validate our value and fashion positioning to our customers. The discount from the suggested retail price is reflected on the price tag. We review each department in our stores at least monthly for possible markdowns based on sales rates and fashion seasons to promote faster turnover of inventory and to accelerate the flow of current merchandise.

Sourcing and Allocation

The merchandising department oversees the sourcing, planning and allocation of merchandise to our stores, which allows us to utilize volume purchase discounts and maintain control over our inventory. We source our merchandise from over 1,600 vendors, consisting of domestic manufacturers and importers. Our Chief Merchandising Officer supervises a planning and allocation team consisting of 20 associates, as well as a buying team, which is comprised of over 40 merchants.

The members of our buying team have on average more than 14 years of experience in the retail business and have developed long-standing relationships with many of our vendors, including those controlling the distribution of branded apparel. Our buyers, who are based in New York, Los Angeles and Savannah, travel regularly to the major United States apparel markets, visiting major manufacturers and attending national and regional apparel trade shows, including urban-focused trade shows.

Our buyers purchase merchandise in styles, sizes and quantities to meet inventory levels developed by the planning staff. The buying staff utilizes several purchasing techniques that enable us to offer to customers branded and non-branded fashion merchandise at everyday low prices. The majority of the nationally recognized branded products we sell are purchased in-season, and we generally purchase later in the merchandising buying cycle than department and specialty stores. This allows us to take advantage of imbalances between retailers’ demands for specific merchandise and manufacturers’ supply of that merchandise. We also purchase merchandise from some vendors in advance of the selling season at reduced prices and purchase merchandise on an opportunistic basis near the end of the selling season, which we then store in our distribution centers for sale three to nine months later. Where possible, we seek to purchase items based on style or color in limited quantities on a test basis with the right to reorder as needed. Finally, we purchase private brand merchandise that we source to our specifications.

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

Store Operations

Store Format. The average selling space of our existing 505 stores is approximately 10,800 square feet, which allows us the space and flexibility to departmentalize our stores and provide directed traffic patterns. We arrange most of our stores in a racetrack format with women’s sportswear in the center of each store and complementary categories adjacent to those items. Men’s and boy’s apparel is displayed on one side of the store, while dresses, footwear and accessories are displayed on the other side. Merchandise for infants, toddlers and girls, as well as home goods, are displayed along the back of the store. Impulse items, such as jewelry and sunglasses, are featured near the checkout area. Products from nationally recognized brands are prominently displayed on four-way racks at the front of each department. The remaining merchandise is displayed on hanging racks and occasionally on table displays. Large hanging signs identify each category location. The unobstructed floor plan allows the customer to see virtually all of the different product areas from the store entrance and provides us the flexibility to easily expand and contract departments in response to customer demand, seasonality and merchandise availability. Virtually all of our inventory is displayed on the selling floor. Prices are clearly marked and often have the comparative retail-selling price noted on the price tag.

In 2010, with the assistance of a retail design consulting firm,  we began to test a new store format which we refer to as “Citi Lights”.  We opened our first new prototype store in Savannah in July 2010 and have now opened a total of 66 new stores with the prototype design.  Also, we have converted 25 of our existing stores to the new format and implemented the new format in connection with the relocation or expansion of 22 other stores, resulting in a total of 113 stores in the new format as of the end of fiscal 2013. The stores feature a new color palette and logo, a new layout, new fixturing, dressing room, graphics and lighting, a redesigned checkout area stocked with impulse items and an expanded footwear department.  They typically have a main center drive aisle rather than the racetrack design utilized in our traditional stores.  We plan to continue evaluating the performance of the Citi Lights stores before converting more of our stores to this format.

Store Management. Store operations are managed by our Senior Vice President of Store Operations, three regional vice presidents and 48 district managers, each of whom manages five to seventeen stores. The typical store is staffed with a store manager, two or three assistant managers and seven to eight part-time sales associates, all of whom rotate work days on a shift basis. Store managers and assistant store managers participate in a bonus program based on achieving predetermined levels of sales and inventory shrinkage. District managers participate in bonus programs based on achieving targeted levels of sales, profits, inventory shrinkage and payroll costs. Regional Vice Presidents participate in a bonus program based partly on a roll-up of the district managers’ bonuses and partly on the Company’s profit performance in relation to budget. Sales associates are compensated on an hourly basis with incentives. Moreover, we recognize individual performance through internal promotions and provide opportunities for advancement.

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

Site Selection. Cost-effective store locations are an important part of our store profitability model. Accordingly, we look for second and third use store locations that offer attractive rents, but also meet our demographic and economic criteria. We have a dedicated real estate management team responsible for new store site selection. In selecting a location, we target both urban and rural markets. Demographic criteria used in site selection include concentrations of our core consumers. In addition, we require convenient site accessibility, as well as strong co-tenants, such as food stores, dollar stores and rent-to-own stores.

Shortly after we sign a new store lease and complete the necessary leasehold improvements to the building, we prepare the store over a three to four week period by installing fixtures, signs, dressing rooms, checkout counters and cash register systems and merchandising the initial inventory.

Advertising and Marketing

Our marketing goals are to build the “Citi Trends” brand, promote customers’ association of the “Citi Trends” brand with value, quality, fashion and everyday low prices, and drive traffic into our stores. We generally focus our advertising efforts during the first quarter (Spring/Easter), back-to-school and Christmas through the use of hip-hop radio stations, both local and syndicated.  We also utilize social media as a way to engage our customers.  In 2011, we started a Facebook page which has grown to over 370,000 fans.  In addition, we promote new seasons and events in our window signage and through in-store announcements on our Muzak system.  For store grand openings and significant remodels, we typically seek to create community awareness and consumer excitement through local radio remotes with local radio personalities broadcasting from the new location. We also distribute promotional items such as gift cards in connection with our grand openings and significant remodels.

Distribution

All merchandise sold in our stores is shipped directly from our distribution centers in Darlington, South Carolina and Roland, Oklahoma, utilizing various express package distributors. Our stores receive multiple shipments of merchandise from our distribution centers each week. The Darlington distribution center has 550,000 square feet of space, while the Roland distribution center has 460,000 square feet.

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

Growth Strategy

Due to a challenging sales environment, we are taking a conservative approach to opening new stores.  After opening four new stores in fiscal 2012, we opened one in fiscal 2013 and plan to open five to ten in fiscal 2014.  We will continue to evaluate our growth strategy as we monitor operating results in fiscal 2014.

Competition

The markets we serve are highly competitive. The principal methods of competition in the retail business are fashion, assortment, pricing and presentation. We believe we have a competitive advantage in our offering of fashionable brands at everyday low prices. We compete against a diverse group of retailers, including national off-price retailers, mass merchants, smaller specialty retailers and dollar stores. The off-price retail companies with which we compete include TJX Companies, Inc. (“TJX Companies”), Ross Stores, Inc. (“Ross Stores”), The Cato Corporation (“Cato”), and Burlington Stores, Inc. (“Burlington”).  In particular, Ross Stores’ “dd’s DISCOUNTS” stores, and Cato’s “It’s Fashion Metro” stores target lower and moderate income consumers. We believe our strategy of appealing to African-American consumers and offering urban apparel products allows us to compete successfully with these retailers. We also believe we offer a more inviting store format than the off-price retailers, including our use of carpeted floors and more prominently displayed brands. In addition, we compete with a group of smaller specialty retailers that sell only women’s products, such as Rainbow, It’s Fashion! and Simply Fashions. Our mass merchant competitors include Wal-Mart, Target and Kmart. These chains do not focus on fashion apparel and, within their apparel offering, lack the urban focus that we believe differentiates our offering and appeals to our core customers. Similarly, while some of the dollar store chains offer apparel, they typically offer a more limited selection focused on basic apparel needs. As a result, we believe there is significant demand for a value retailer that addresses the market of low and moderate income consumers generally and, particularly, African-American and other minority consumers who seek value-priced, urban fashion apparel and accessories. See Item 1A. Risk Factors in this Report for additional information.

Intellectual Property

We regard our trademarks and service marks as having significant value and as being important to our marketing efforts. We have registered “Citi Trends” as a trademark with the U.S. Patent and Trademark Office on the Principal Register for retail department store services. We have also registered the following trademarks with the U.S. Patent and Trademark Office on the Principal Register for various apparel: “Citi Steps,” “Citi Trends Fashion for Less,” “Diva Blue,” “Lil Citi Man,” “Lil Ms Hollywood,” “Red Ape,” “Satin in The Hood,” and “Vintage Harlem.” Our policy is to pursue registration of our marks and to oppose vigorously infringement of our marks.

Employees

As of February 1, 2014, we had approximately 2,400 full-time and approximately 2,600 part-time employees. Of these employees, approximately 4,300 are employed in our stores and the remainder are employed in our distribution centers and corporate office. We are not a party to any collective bargaining agreements, and none of our employees are represented by a labor union.

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

The retail apparel market is highly competitive with few barriers to entry. We compete against a diverse group of retailers, including national off-price apparel chains such as TJX Companies, Ross Stores, Cato, and Burlington; mass merchants such as Wal-Mart, Target and Kmart; smaller discount retail chains that sell only women’s products, such as Rainbow, It’s Fashion!, and Simply Fashions; and general merchandise discount stores and dollar stores, which offer a variety of products, including apparel, for the value-conscious consumer. We also compete against local off-price and specialty retail stores, regional retail chains, traditional department stores, web-based retail stores and other direct retailers.

The level of competition we face from these retailers varies depending on the product segment, as many of our competitors do not offer apparel for the entire family. Our greatest competition is generally in women’s apparel. Many of our competitors are larger than we are and have substantially greater resources than we do and, as a result, may be able to adapt better to changing market conditions, exploit new opportunities and exert greater pricing pressures on suppliers than we can. Many of these retailers have better name recognition among consumers than we do and purchase significantly more merchandise from vendors. These retailers may be able to purchase merchandise that we cannot purchase because of their name recognition and relationships with suppliers, or they may be able to purchase merchandise with better pricing concessions than we can. Our local and regional competitors have extensive knowledge of the consumer base and may be able to garner more loyalty from customers than we can. If the consumer base we serve is satisfied with the selection, quality and price of our competitors’ products, consumers may decide not to shop in our stores. Additionally, if our existing competitors or other retailers decide to focus more on our core customers, particularly African-American consumers, we may have greater difficulty in competing effectively, our business and results of operations could be adversely affected, and the market price of our common stock could suffer.

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

New legal requirements, including health care legislation, could result in higher compliance costs.  For instance, health care reform legislation, among other things, includes guaranteed coverage requirements, eliminates exclusions for pre-existing conditions and maximum benefits, restricts the extent to which policies can be rescinded, and imposes new taxes on health insurers and health care benefits.  Such significant changes in government regulations could have a material adverse effect on our business and results of operations.

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

Failure to secure our customers’ charge card information, or the private data relating to our associates or the Company, could subject us to negative publicity, government enforcement actions, or private litigation.

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

In order to prepare for the spring and fall selling seasons, we must order and keep in stock significantly more merchandise than during other parts of the year. This seasonality makes our business more susceptible to the risk that our inventory will not satisfy actual consumer demand. In addition, any unanticipated demand imbalances during these peak shopping seasons could require us to sell excess inventory at a substantial markdown or fail to satisfy our consumers. In either event, our sales may be lower and our cost of sales may be higher than historical levels, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our stock price has been volatile in the past and may be influenced in the future by a number of factors, including:

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

ITEM 1B.                                       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                                                PROPERTIES

Store Locations

As of February 1, 2014, we operated 505 stores located in 29 states. Our stores average approximately 10,800 square feet of selling space and are typically located in neighborhood strip shopping centers that are convenient to low and moderate income customers.

We have no franchising relationships, and all of the stores are company operated.  All existing 505 stores, totaling 6.7 million total square feet and 5.5 million selling square feet, are leased under operating leases. The typical store lease is for five years with options to extend the lease term for three additional five-year periods. Nearly all store leases provide us the right to cancel following an initial three-year period in the event the store does not meet pre-determined sales levels. The table below sets forth the number of stores in each of the 29 states in which we operated as of February 1, 2014:

Alabama—29

Arkansas—8

California—9

Delaware—1

Florida—47

Georgia—61

Illinois—18

Indiana—12

Iowa—2

Kansas—1

Kentucky—6

Louisiana—33

Maryland—3

Michigan—21

Minnesota—1

Mississippi—25

Missouri—6

Nebraska—1

Nevada—3

New York—4

North Carolina—43

Ohio—26

Oklahoma—5

Pennsylvania—5

South Carolina—42

Tennessee—18

Texas—49

Virginia—20

Wisconsin—6

Support Center Facilities

We own a facility in Savannah, Georgia totaling approximately 70,000 square feet, which serves as our headquarters and, to a lesser extent, as a storage facility. We also own an approximately 550,000 square-foot distribution center in Darlington, South Carolina and a 460,000 square-foot distribution center in Roland, Oklahoma.  In addition, we currently lease a 9,200 square-foot office in New York City and a 1,200 square-foot office in Los Angeles which are used for buyer operations and meetings with vendors.

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

We have not received full documentation or information from the EEOC in support of its letter of determination, but have undertaken our own internal analysis of the EEOC’s claims and defenses to such claims and have had discussions with the EEOC in that regard.  Following discussions with the EEOC regarding possible settlement, the EEOC proposed a settlement amount to be paid by us of $2.5 million, with any unclaimed funds following efforts to identify and compensate claimants to be directed to one or more charities.  In the interest of reaching a satisfactory conciliation agreement with the EEOC, we proposed a total economic settlement offer of $1.0 million to cover all claims and the expenses of administering and complying with the settlement (excluding professional fees), with no reversion of unclaimed funds back to us.  We continue to await the EEOC’s response to our most recent proposal regarding settlement.  We are also evaluating other aspects of the conciliation process established by the EEOC.

On February 24, 2012, a suit was filed in the United States District Court for the Northern District of Alabama, Middle Division, by certain individuals as a purported collective action on behalf of current and former employees of the Company holding store managerial positions.  The plaintiffs allege that store managers have been improperly classified as exempt from the obligation to pay overtime in violation of the Fair Labor Standards Act.  We are vigorously defending the claims that have been asserted in this lawsuit.  The trial court has conditionally certified a class of store managers and ruled that store managers who signed arbitration agreements are not subject to arbitration.  The trial court’s ruling regarding arbitration was affirmed on appeal by a panel of the United States Court of Appeals for the Eleventh Circuit.  Also, notwithstanding the initial actions by the trial court, the conditional class may be subject to decertification at the close of discovery.  Because no discovery has been conducted to date, we are unable to determine the probability of any particular outcome and it is not reasonably possible to estimate a range of loss with respect to this matter.  Accordingly, no accrual for costs has been recorded, and the potential impact of this matter on our financial position, results of operations and cash flows cannot be determined at this time.

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

ITEM 4.                                                MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.                        MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS ANDISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The NASDAQ Stock Market under the symbol “CTRN”. The following table shows the high and low per share prices of our common stock for the periods indicated.

	High	Low
2012
First Quarter	12.50	8.80
Second Quarter	16.42	10.19
Third Quarter	15.51	10.53
Fourth Quarter	14.61	10.10

2013
First Quarter	13.49	9.73
Second Quarter	15.65	11.58
Third Quarter	18.21	13.87
Fourth Quarter	18.45	14.40

On March 25, 2014, the last reported sale price of our common stock on The NASDAQ Stock Market was $16.42 per share. On March 25, 2014, there were 107 holders of record and approximately 2,500 beneficial holders of our common stock.

We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities.

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

None.

Equity Compensation Plan Information.

See Item 12 of this Report.

Stock Performance Graph

Set forth below is a line graph comparing the last five years’ percentage change in the cumulative total stockholder return on shares of our common stock against (i) the cumulative total return of companies listed on The NASDAQ Stock Market and (ii) the cumulative total return of the NASDAQ Retail Trade Index. This graph assumes that $100 was invested on January 31, 2009 in our common stock and in each of the market index and the industry index, and that all cash distributions were reinvested. Our common stock price performance shown on the graph is not indicative of future price performance.

Total Return Analysis	1/09	1/10	1/11	1/12	1/13	1/14

Citi Trends, Inc.	100.00	326.65	240.29	94.44	135.78	167.89
NASDAQ Composite	100.00	145.73	185.35	196.13	222.33	296.73
NASDAQ Retail Trade	100.00	176.03	231.96	262.10	333.70	401.19

ITEM 6.                                                SELECTED FINANCIAL DATA

Selected Financial and Operating Data

The following table provides selected consolidated financial and operating data for each of the fiscal years in the five-year period ended February 1, 2014, including: (a) consolidated statement of operations data for each such period, (b) additional operating data for each such period and (c) consolidated balance sheet data as of the end of each such period. The consolidated statement of operations data for the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012 and the consolidated balance sheet data as of February 1, 2014 and February 2, 2013 are derived from our audited consolidated financial statements included in Item 8 of this Report that have been audited by KPMG LLP, an independent registered public accounting firm. The statement of operations data for the fiscal years ended January 29, 2011 and January 30, 2010 and the balance sheet data as of January 28, 2012, January 29, 2011 and January 30, 2010 are derived from our audited financial statements that are not included in this Report. The selected consolidated financial and operating data set forth below should be read in conjunction with, and are qualified in their entirety by reference to, the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Report and our consolidated financial statements and related notes set forth in the financial pages of this Report. Historical results are not necessarily indicative of results to be expected for any future period.

	Fiscal Year Ended (1)
	February 1, 2014		February 2, 2013		January 28, 2012	January 29, 2011	January 30, 2010
	(dollars in thousands, except per share amounts)
Statement of Operations Data:
Net sales	$622,204		$654,653		$640,824	$622,528	$551,869

Cost of sales (exclusive of depreciation shown separately below)	(394,445)		(426,904)		(420,321)	(383,318)	(338,898)
Selling, general and administrative expenses	(206,146)		(207,411)		(207,025)	(187,231)	(165,166)
Depreciation	(21,974)		(23,950)		(24,958)	(20,324)	(18,319)
Asset impairment	(1,542)		(1,177)		(6,514)	(211)	(112)
Gain on sale of former distribution center	1,526		—		—	—	—
(Loss) income from operations	(377)		(4,789)		(17,994)	31,444	29,374
Interest, net	87		48		164	150	312
(Loss) income before income taxes	(290)		(4,741)		(17,830)	31,594	29,686
Income tax (benefit) expense	(754)		(2,516)		(7,816)	10,742	9,969
Net income (loss)	$464		$(2,225)		$(10,014)	$20,852	$19,717
Net income (loss) per common share:
Basic	$0.03		$(0.15)		$(0.69)	$1.44	$1.36
Diluted	$0.03		$(0.15)		$(0.69)	$1.44	$1.36
Weighted average shares used to compute net income (loss) per share:
Basic	14,798,154		14,671,638		14,589,247	14,503,418	14,363,894
Diluted	14,813,444		14,671,638		14,589,247	14,522,662	14,395,605
Additional Operating Data:
Number of stores:
Opened during period	1		4		55	60	49
Closed during period	9		2		5	2	3
Open at end of period	505		513		511	461	403
Selling square footage at end of period	5,467,021		5,500,698		5,473,846	4,891,637	4,205,046
Comparable store sales (decrease) increase (2)	(1.6	)%(3)	(5.6	)%(3)	(8.3)%	(1.8)%	0.6%
Average sales per store (4)	$1,222		$1,279		$1,319	$1,441	$1,452
Balance Sheet Data:
Cash and cash equivalents	$58,928		$37,263		$41,986	$69,231	$62,993
Short-term investments	6,004		12,771		902	586	33,025
Long-term investments	19,777		5,754		18,840	9,205	—
Total assets	291,308		292,145		314,777	306,402	279,986
Total liabilities	92,437		96,174		118,374	101,598	98,643
Total stockholders’ equity	198,871		195,971		196,403	204,804	181,343

(1)            Our fiscal year ends on the Saturday closest to January 31 of each year. The years ended February 1, 2014, February 2, 2013, January 28, 2012, January 29, 2011, and January 30, 2010 are referred to as fiscal 2013, 2012, 2011, 2010 and 2009, respectively.   Fiscal 2012 is comprised of 53 weeks, while fiscal years 2013, 2011, 2010 and 2009 are each comprised of 52 weeks.

(2)            Stores included in the comparable store sales calculation for any period are those stores that were opened prior to the beginning of the preceding fiscal year and were still open at the end of such period. Relocated stores and expanded stores are included in the comparable store sales results.

(3)            The Company is reporting comparable store sales on a comparable store and comparable weeks basis; for fiscal 2013, the 52 weeks ended February 1, 2014 were compared to the 52 weeks ended February 2, 2013; for fiscal 2012, the 53 weeks ended February 2, 2013 were compared to the 53 weeks ended February 4, 2012.

(4)            Average sales per store is defined as net sales divided by the average number of stores open at the end of the prior fiscal year and stores open at the end of the current fiscal year.

ITEM 7.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OFOPERATIONS

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

Overview

We are a value-priced retailer of urban fashion apparel and accessories for the entire family. Our merchandise offerings are designed to appeal to the preferences of fashion conscious consumers, particularly African-Americans. We operate 505 stores in both urban and rural markets in 29 states.

Due to a challenging sales environment, we are taking a conservative approach to opening new stores.  After opening four new stores in fiscal 2012, we opened one in fiscal 2013 and plan to open five to ten in fiscal 2014.  We will continue to evaluate our growth strategy as we monitor operating results in fiscal 2014.

We measure performance using key operating statistics. One of the main performance measures we use is comparable store sales growth. We define a comparable store as a store that has been open for an entire fiscal year. Therefore, a store will not be considered a comparable store until its 13th month of operation at the earliest or until its 24th month at the latest. As an example, stores opened in fiscal 2012 and fiscal 2013 were not considered comparable stores in fiscal 2013. Relocated and expanded stores are included in the comparable store sales results. We also use other operating statistics, most notably average sales per store, to measure our performance. As we typically occupy existing space in established shopping centers rather than sites built specifically for our stores, store square footage (and therefore sales per square foot) varies by store. We focus on overall store sales volume as the critical driver of profitability. In addition to sales, we measure cost of sales as a percentage of sales and store operating expenses, with a particular focus on labor, as a percentage of sales. These results translate into store level contribution, which we use to evaluate overall performance of each individual store. Finally, we monitor corporate expenses against budgeted amounts.  All of the statistics discussed above are critical components of earnings before interest, taxes, depreciation and amortization (“EBITDA”) and Adjusted EBITDA (comprised of EBITDA, excluding non-cash asset impairment expense and the 2013 gain on sale of our former distribution center), which are considered our most important operating statistics.  Although EBITDA and Adjusted EBITDA provide useful information on an operating cash flow basis, they are limited measures in that they exclude the impact of cash requirements for capital expenditures, income taxes and interest expense.  Therefore, EBITDA and Adjusted EBITDA should be used as supplements to results of operations and cash flows as reported under GAAP and should not be used as a singular measure of operating performance or as a substitute for GAAP results.  Provided below is a reconciliation of net income (loss) to EBITDA and to Adjusted EBITDA for fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012:

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012

Net income (loss)	$464	$(2,225)	$(10,014)

Plus:
Interest expense	194	212	79
Depreciation	21,974	23,950	24,958

Less:
Interest income	(281)	(260)	(243)
Income tax benefit	(754)	(2,516)	(7,816)
EBITDA	21,597	19,161	6,964

Asset impairment	1,542	1,177	6,514
Gain on sale of former distribution center	(1,526)	—	—

Adjusted EBITDA	$21,613	$20,338	$13,478

Basis of the Presentation

Net sales consist of store sales and layaway fees, net of returns by customers. Cost of sales consists of the cost of products we sell and associated freight costs. Depreciation is not considered a component of cost of sales and is included as a separate line item in the consolidated statements of operations. Selling, general and administrative expenses are comprised of store costs, including payroll and occupancy costs, corporate and distribution center costs and advertising costs. We operate on a 52- or 53-week fiscal year, which ends on the Saturday closest to January 31. Each of our fiscal quarters consists of four 13-week periods, with an extra week added to the fourth quarter every five to six years.  The years ended February 1, 2014, February 2, 2013, January 28, 2012, January 29, 2011, and January 30, 2010 are referred to as fiscal 2013, 2012, 2011, 2010, and 2009, respectively. Fiscal 2012 is comprised of 53 weeks, while fiscal years 2013, 2011, 2010 and 2009 are each comprised of 52 weeks.

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

Net Sales and Additional Operating Data

The following table sets forth, for the periods indicated, selected consolidated statement of operations data expressed both in dollars and as a percentage of net sales:

	Fiscal Year Ended
	February 1,		February 2,		January 28,
	2014		2013		2012
	(dollars in thousands)
Statement of Operations Data
Net sales	$622,204	100.0%	$654,653	100.0%	$640,824	100.0%

Cost of sales (exclusive of depreciation shown separately below)	(394,445)	(63.4)%	(426,904)	(65.2)%	(420,321)	(65.6)%
Selling, general and administrative expenses	(206,146)	(33.1)%	(207,411)	(31.7)%	(207,025)	(32.3)%
Depreciation	(21,974)	(3.5)%	(23,950)	(3.6)%	(24,958)	(3.9)%
Asset impairment	(1,542)	(0.2)%	(1,177)	(0.2)%	(6,514)	(1.0)%
Gain on sale of former distribution center	1,526	0.2%	—	0.0%	—	0.0%
Loss from operations	(377)	(0.0)%	(4,789)	(0.7)%	(17,994)	(2.8)%
Interest income	281	0.0%	260	0.0%	243	0.0%
Interest expense	(194)	(0.0)%	(212)	(0.0)%	(79)	(0.0)%
Loss before income taxes	(290)	(0.0)%	(4,741)	(0.7)%	(17,830)	(2.8)%
Income tax benefit	(754)	(0.1)%	(2,516)	(0.4)%	(7,816)	(1.2)%

Net income (loss)	$464	0.1%	$(2,225)	(0.3)%	$(10,014)	(1.6)%

The following table provides information, for the years indicated, about the number of total stores open at the beginning of the year, stores opened and closed during each year, total stores open at the end of each year and comparable store sales for the years:

	Fiscal Year Ended
	February 1,		February 2,		January 28,
	2014		2013		2012

Total stores open, beginning of year	513		511		461
New stores	1		4		55
Closed stores	(9)		(2)		(5)

Total stores open, end of year	505		513		511

Comparable store sales decrease (1)	(1.6	)%(2)	(5.6	)%(2)	(8.3)%

(1)            Stores included in the comparable store sales calculation for any year are those stores that were opened prior to the beginning of the preceding fiscal year and were still open at the end of such year. Relocated stores and expanded stores are included in the comparable store sales results.

(2)            The Company is reporting comparable store sales on a comparable store and comparable weeks basis; for fiscal 2013, the 52 weeks ended February 1, 2014 were compared to the 52 weeks ended February 2, 2013; for fiscal 2012, the 53 weeks ended February 2, 2013 were compared to the 53 weeks ended February 4, 2012.

Fiscal 2013 Compared to Fiscal 2012

Net Sales. Net sales decreased $32.5 million, or 5.0%, to $622.2 million in the 52-week fiscal 2013 from $654.7 million in the 53-week fiscal 2012.  The decrease in net sales was due primarily to (1) an extra week in fiscal 2012 (the first week beginning January 29, 2012) which provided a benefit of $20.7 million to that year; (2) a 1.6% decrease ($10.1 million) in comparable store sales during the 52 weeks of fiscal 2013 compared to the same 52-week period of fiscal 2012; and (3) the effect of closing 11 stores in fiscal 2012 and 2013, net of five new stores ($1.7 million).

The 1.6% decrease in comparable store sales on a 52-week basis was reflected in an average unit sale that was 7.0% lower, partially offset by a 3.4% increase in the number of customer transactions and a 2.0% increase in the average number of items per transaction.  The lower average unit sale was the result of a shift in customer preferences from higher price-point branded apparel to non-branded apparel, together with the Company’s efforts to improve the value equation for our customers through an increase in the level of opportunistic buying.  Comparable store sales changes on a 52-week basis, by major merchandise class, were as follows:  Accessories +14%; Home +13%; Children’s -2%; Men’s -6%; and Ladies’ -13%.

Cost of Sales (exclusive of depreciation). Cost of sales (exclusive of depreciation) decreased $32.5 million, or 7.6%, to $394.4 million in fiscal 2013 from $426.9 million in fiscal 2012 due to the effect of the decrease in sales discussed above and an improvement in cost of sales as a percentage of sales to 63.4% in fiscal 2013 from 65.2% in fiscal 2012.  The decrease in cost of sales as a percentage of sales was due primarily to a 160 basis points increase in the core merchandise margin (initial mark-up, net of markdowns) as the result of a reduced need for markdowns in fiscal 2013 due to a much more conservative inventory level throughout the year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $1.3 million, or 0.6%, to $206.1 million in fiscal 2013 from $207.4 million in fiscal 2012.  Expenses decreased due primarily to approximately $3 million of expense attributable to the extra week in fiscal 2012, partially offset by an increase in incentive compensation totaling $1.7 million resulting from improved financial performance relative to budget in fiscal 2013.  Selling, general and administrative expenses as a percentage of sales increased to 33.1% in fiscal 2013 from 31.7% in fiscal 2012 due primarily to the deleveraging effect associated with the $32.5 million decline in sales discussed above.

Depreciation. Depreciation expense decreased $2.0 million, or 8.3%, to $22.0 million in fiscal 2013 from $24.0 million in fiscal 2012, due to the slowing of our store opening pace in 2013 and 2012 in relation to previous years.

Asset Impairment.  Impairment charges related to property and equipment at underperforming stores totaled $1.5 million and $1.2 million in fiscal 2013 and 2012, respectively.

Gain on Sale of Former Distribution Center.  During the third quarter of fiscal 2013, we sold a previously closed distribution center in Savannah, Georgia for $2.9 million, resulting in a gain of $1.5 million.

Income Tax Benefit. Income tax benefit decreased to $0.8 million in fiscal 2013 from $2.5 million in fiscal 2012 due to a lower pretax loss in fiscal 2013.  The tax benefit in fiscal 2013 included $1.0 million related to jobs-based tax credits, partially offset by income tax expense of $0.4 million related to the increase of a valuation allowance.  The fiscal 2012 tax benefit included $0.8 million related to jobs-based tax credits.

Net Income (Loss). Net income was $0.5 million in fiscal 2013 and net loss was $2.2 million in fiscal 2012, due to the factors discussed above.

Fiscal 2012 Compared to Fiscal 2011

Net Sales. Net sales increased $13.9 million, or 2.2%, to $654.7 million in the 53-week fiscal 2012 from $640.8 million in the 52-week fiscal 2011.  The increase in net sales was due primarily to 55 new store openings in fiscal 2011, for which there was not a full year of sales in fiscal 2011, and four new store openings in fiscal 2012, together with an extra week in fiscal 2012 (the last week beginning January 27, 2013) which contributed $8.8 million in sales.  These sales increases were partially offset by a 4.0% decrease in comparable store sales during the first 52 weeks of fiscal 2012 (5.6% decrease on a 53 versus 53-week basis) and the closing of two stores in fiscal 2012 and five stores in fiscal 2011.  In the first 52 weeks of fiscal 2012, the 55 stores opened in fiscal 2011 accounted for $28.5 million of the increase in sales and the 4 stores opened in fiscal 2012 accounted for $3.4 million of the increase, while the sales decrease in the 454 comparable stores totaled $23.8 million and the closed stores had the effect of reducing sales by $3.0 million.  Comparable stores include locations that have been relocated or expanded.  There were 4 stores relocated or expanded in fiscal 2012 and 14 stores relocated or expanded in fiscal 2011.  In the first 52 weeks of fiscal 2012, sales in these comparable relocated and expanded stores decreased 2.1%, while sales in all other comparable stores decreased 4.1%.

The 5.6% overall decrease in comparable store sales on a 53-week basis was reflected entirely in a lower average unit sale as customer transactions and the average number of items per transaction were both up approximately 1%.  The lower average unit sale resulted from the Company’s shift to a higher level of opportunistic buying in order to provide lower prices to our customers.  Sales continued

to be challenging in fiscal 2012.  While we were able to improve our price competitiveness through the heightened opportunistic buying strategy, we continued to have significant declines in sales of women’s urban brands, as well as lesser decreases in the men’s and children’s businesses.  Comparable store sales changes on a 53-week basis, by major merchandise class, were as follows:  Accessories +9%; Home +1%; Men’s -6%; Children’s -6%; and Ladies’ -15%.

Cost of Sales (exclusive of depreciation).   Cost of sales (exclusive of depreciation) increased $6.6 million, or 1.6%, to $426.9 million in fiscal 2012 from $420.3 million in fiscal 2011 as a result of the increase in sales discussed above, partially offset by an improvement in cost of sales as a percentage of sales to 65.2% in fiscal 2012 from 65.6% in fiscal 2011.  The decrease in cost of sales as a percentage of sales was due to an improvement in the core merchandise margin (initial mark-up, net of markdowns) of 100 basis points, partially offset by increases in freight expense and inventory shrinkage of 30 basis points each.  The improvement in the core merchandise margin was the result of steps taken to increase the level of opportunistic purchases of product at advantageous prices in fiscal 2012 and more merchandise markdowns taken in fiscal 2011 due to a higher level of negative comparable store sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $0.4 million, or 0.2%, to $207.4 million in fiscal 2012 from $207.0 million in fiscal 2011. The increase in expenses was due primarily to additional store level, distribution and corporate costs arising from the opening of 55 new stores in fiscal 2011 and 4 new stores in fiscal 2012, together with approximately $3 million of expense attributable to the extra week in fiscal 2012.  The factors causing expenses to increase were almost completely offset by efforts to tightly manage expenses in the challenging sales environment, including the elimination of 40 positions in our corporate office, distribution centers and store organization in the third quarter of fiscal 2011.  Additionally, fiscal 2011 included $1.9 million of severance expense, incurred in connection with the elimination of 40 positions and the departure of two executives.  Selling, general and administrative expenses as a percentage of sales decreased to 31.7% in fiscal 2012 from 32.3% in fiscal 2011 due primarily to the expense control measures discussed above and the fiscal 2011 severance expense.

Depreciation. Depreciation expense decreased $1.0 million, or 4.0%, to $24.0 million in fiscal 2012 from $25.0 million in fiscal 2011, as a result of the Company slowing down its new store growth.

Asset Impairment.  Impairment totaled $1.2 million and $6.5 million in fiscal 2012 and 2011, respectively.  Impairment charges for property and equipment at certain underperforming stores were much higher in fiscal 2011 due to a significant decline in sales and an increase in cost of sales (exclusive of depreciation) as a percentage of sales in that year.  In addition, goodwill of $1.4 million was fully impaired in fiscal 2011 due to a decrease in the Company’s stock price.

Income Tax Benefit. Income tax benefit decreased to $2.5 million in fiscal 2012 from $7.8 million in fiscal 2011 due to a lower pretax loss in fiscal 2012, partially offset by an increase in the effective income tax benefit rate to 53.1% in fiscal 2012 from 43.8% in fiscal 2011.   The effective income tax benefit rate was higher in fiscal 2012 because the benefit from general business tax credits did not decline at the same rate as the pretax loss.

Net Loss. Net loss was $2.2 million in fiscal 2012 compared with $10.0 million in fiscal 2011, due to the factors discussed above.

Liquidity and Capital Resources

Our cash requirements are primarily for working capital and for capital expenditures for our stores, distribution infrastructure and information systems. Historically, we have met these cash requirements from cash flow from operations, short-term trade credit, borrowings under our revolving lines of credit, long-term debt and capital leases, and cash proceeds from our initial public offering.  We expect to be able to meet future cash requirements with cash flow from operations, short-term trade credit, existing balances of cash and investment securities and, if necessary, borrowings under our revolving credit facility (described below). In fiscal 2013, there was no need to borrow under the credit facility. Due to our strong cash and cash equivalents position as of February 1, 2014 ($58.9 million), we believe that we will likely not have to borrow under the credit facility during fiscal 2014.

Cash Flows

Fiscal 2013 Compared to Fiscal 2012

As of February 1, 2014, we had total cash and cash equivalents of $58.9 million, compared with $37.3 million as of February 2, 2013. Additionally, we had $6.0 million and $19.8 million of short-term and long-term investment securities, respectively, as of February 1, 2014, compared with $12.8 million and $5.8 million, respectively, as of February 2, 2013.  These securities are comprised of bank certificates of deposit and obligations of the U.S. Treasury, states and municipalities.

Inventory represented 43.4% of our total assets as of February 1, 2014, compared with 48.4% as of February 2, 2013.  Management’s ability to manage our inventory can have a significant impact on our cash flows from operations during a given interim period or fiscal year.  In addition, inventory purchases can be seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise.

Cash Flows Provided by Operating Activities.  Net cash provided by operating activities was $35.4 million in fiscal 2013 compared with $2.3 million in fiscal 2012.  Net income, adjusted for noncash expenses such as depreciation, asset impairment, gain on sale of a former distribution center, loss on disposal of property and equipment, deferred income taxes, and stock-based compensation expense, provided cash of $24.1 million in fiscal 2013 (compared with $22.8 million in fiscal 2012).  The other significant source of cash provided by operating activities in fiscal 2013 was a $15.0 million decrease in inventory (compared with an increase of $9.9 million in fiscal 2012) due to an effort to maintain a much more conservative level of inventory in fiscal 2013 in light of the challenging sales environment in recent years.  Significant uses of cash included (1) Accounts payable decreased $2.7 million (compared with $16.3 million in fiscal 2012) due primarily to the aforementioned reduction in inventory.  The decrease in accounts payable would typically have been higher, considering the significance of the inventory reduction; however, improved inventory turnover in fiscal 2013 had the effect of leaving a greater portion of the inventory balance in accounts payable at year end.  (2) Accrued expenses and other long-term liabilities decreased $2.6 million (compared with $2.1 million in fiscal 2012) due primarily to amortization of deferred rent and tenant improvement allowances that were not offset by additions to such accounts as a result of slowing store growth in fiscal 2012 and 2013.

Cash Flows Used in Investing Activities.  Cash used in investing activities was $12.8 million in fiscal 2013 compared with $6.1 million in fiscal 2012.  Cash used for the purchase of property and equipment was $8.5 million in fiscal 2013 and $7.3 million in fiscal 2012.  Purchases of investment securities, net of sales/redemptions, used cash of $7.2 million in fiscal 2013, while sales/redemptions of investment securities provided cash of $1.2 million in fiscal 2012.  The sale of our former distribution center provided cash of $2.9 million in fiscal 2013.

Cash Flows Used in Financing Activities. Cash used in financing activities was insignificant in both fiscal 2013 and 2012.

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

Cash Flows Provided by Operating Activities.  Net cash provided by operating activities was $2.3 million in fiscal 2012 compared with $22.1 million in fiscal 2011.  Net loss, adjusted for noncash expenses such as depreciation, asset impairment, deferred income taxes, loss on disposal of property and equipment, and stock-based compensation expense, provided cash of $22.8 million in fiscal 2012 (compared with $24.2 million in fiscal 2011).  The other significant source of cash provided by operating activities was a decrease in income tax receivable of $9.6 million (compared with an increase of $10.9 million in fiscal 2011), which is comprised of income tax refunds, net of payments, totaling $9.2 million, and current income tax expense of $0.4 million.  Significant uses of cash included (1) Accounts payable decreased $16.3 million (compared with an increase of $11.0 million in fiscal 2011) due primarily to our shift back to more opportunistic buying, including making more opportunistic purchases of next-season-buy merchandise.  Many of the payments to trade vendors for these opportunistic purchases had been made prior to year end, therefore, accounts payable was lower as a percentage of inventory at the end of fiscal 2012 than fiscal 2011.  (2) Inventory increased $9.9 million (compared with $10.1 million in fiscal 2011) due primarily to the higher level of next-season-buy merchandise discussed above.  (3) Accrued compensation decreased $2.2 million (compared with an increase of $1.7 million in fiscal 2011) due to one week of payroll being accrued at the end of fiscal 2012 compared with two weeks a year ago and as a result of fiscal 2011 severance accruals for two former officers and for employees laid off in connection with a reduction-in-force being paid in fiscal 2012.  (4) Accrued expenses and other long-term liabilities decreased $2.1 million (compared with an increase of $5.2 million in fiscal 2011) due primarily to amortization of deferred rent and tenant improvement allowances that were not offset by additions to such accounts as a result of slowing store growth in fiscal 2012.

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

Liquidity Sources and Requirements and Contractual Cash Requirements and Commitments

Our principal sources of liquidity consist of: (i) cash and cash equivalents (which equaled $58.9 million as of February 1, 2014); (ii) short-term and long-term investment securities (which equaled $6.0 million and $19.8 million, respectively, as of February 1, 2014); (iii) short-term trade credit; (iv) cash generated from operations on an ongoing basis as we sell our merchandise inventory; and (v) a $50 million revolving credit facility. Trade credit represents a significant source of financing for inventory purchases and arises from customary payment terms and trade practices with our vendors.  Historically, our principal liquidity requirements have been for working capital and capital expenditure needs.

We believe that our existing sources of liquidity will be sufficient to fund our operations and anticipated capital expenditures for at least the next 12 months.

We anticipate that capital expenditures will be approximately $13 million to $15 million in fiscal 2014, including amounts related to five to ten new stores that we plan to open in fiscal 2014.  We plan to finance these capital expenditures with cash flow from operations and existing cash balances.

The following table discloses aggregate information about our contractual obligations as of February 1, 2014 and the periods in which payments are due:

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
	(in thousands)
Contractual obligations:
Operating leases (1)	$115,043	$38,096	$52,521	$19,926	$4,500
Purchase obligations	66,559	66,559	—	—	—
Total contractual cash obligations	$181,602	$104,655	$52,521	$19,926	$4,500

(1)         Represents fixed minimum rents in stores and does not include incremental rents which are computed as a percentage of net sales. For example, in fiscal 2013 incremental percentage rent was approximately $0.5 million, which represented 1.1% of total rent expense.

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

Operating Leases. We lease our stores under operating leases, which generally have an initial term of five years with renewal options. The typical store lease requires a combination of both fixed monthly rents and contingent rents computed as a percentage of net sales after a certain sales threshold has been met. For fiscal 2013, rent expense was $42.1 million compared with $41.7 million in fiscal 2012 (including $0.5 million and $0.7 million of percentage rent, respectively, in fiscal 2013 and 2012).

Purchase Obligations. As of February 1, 2014, we had purchase obligations of $66.6 million, all of which were for less than one year. These purchase obligations consist of outstanding merchandise orders.

Off-Balance Sheet Arrangements

Other than the store operating leases described above, we do not have any off-balance sheet arrangements.

Outstanding Stock Options

As of February 1, 2014, we had outstanding vested options to purchase 40,700 shares of common stock at a weighted average exercise price of $34.71 per share.  There were no unvested options to purchase shares of common stock as of February 1, 2014. Based on the closing price of our common stock of $16.00 per share on January 31, 2014, the intrinsic value of the options outstanding on February 1, 2014 was $14,000.

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

Inventory

Inventory is stated at the lower of cost (first-in, first-out basis) or market as determined by the retail inventory method for store inventory and the average cost method for distribution center inventory. Under the retail inventory method, the cost of inventory is determined by calculating a cost-to-retail ratio and applying it to the retail value of inventory. Inherent in the retail inventory calculation are certain significant management judgments and estimates, including, among others, merchandise markups, markdowns and shrinkage, which impact the ending inventory valuation at cost as well as resulting cost of sales. Merchandise markdowns are reflected in the inventory valuation when the price of an item is lowered in the stores. As a result, we believe the retail inventory method results in a more conservative inventory valuation than other accounting methods. We estimate and record an allowance for shrinkage for the period between the last physical count and the balance sheet date. The estimate of shrinkage can be affected by changes in actual shrinkage trends. Inventory shrinkage as a percentage of sales has ranged from 0.9% to 1.2% during fiscal years 2011 through 2013. The allowance for estimated inventory shrinkage was $2.6 million and $2.3 million as of February 1, 2014 and February 2, 2013, respectively.  Many retailers have arrangements with vendors that provide for rebates and allowances under certain conditions, which ultimately affect the value of the inventory. We do not generally enter into such arrangements with our vendors. There were no material changes in the estimates or assumptions related to the valuation of inventory during fiscal 2013.

Property and Equipment, net

We have a significant investment in property and equipment stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the lesser of the estimated useful lives (primarily three to five years for computer equipment and furniture, fixtures and equipment, five years for leasehold improvements, seven years for major purchased software systems, and fifteen to twenty years for buildings and building improvements) of the related assets or the relevant lease term. Any reduction in these estimated useful lives would result in a higher annual depreciation expense for the related assets. There were no material changes in the estimates or assumptions related to the valuation and classification of property and equipment during fiscal 2013.

Impairment of Long-Lived Assets

We continually evaluate whether events and changes in circumstances warrant revised estimates of the useful lives or recognition of an impairment loss for long-lived assets. If facts and circumstances indicate that a long-lived asset may be impaired, the carrying value is reviewed. If this review indicates that the carrying value of the asset will not be recovered as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value. Non-cash impairment losses related to leasehold improvements and fixtures and equipment at underperforming stores totaled $1.5 million, $1.2 million and $5.1 million in fiscal 2013, 2012 and 2011, respectively. As of February 1, 2014, there are an additional three stores with asset carrying values totaling $0.6 million that will require close monitoring in the future.  Impairment losses in the future are dependent on a number of factors such as site selection and general economic trends on a localized, regional, or national basis, and thus could be significantly different from historical results. To the extent our estimates for net sales, cost of sales and store expenses are not realized, future assessments of recoverability could result in impairment charges.  There were no changes in our impairment loss methodology during fiscal 2013.

Insurance Liabilities

We are largely self-insured for workers’ compensation costs and employee medical claims.  Our self-insurance liabilities are based on the total estimated costs of claims filed and estimates of claims incurred but not reported, less amounts paid against such claims.  We use current and historical claims data, together with information from actuarial studies, in developing our estimates.  The insurance liabilities we record are primarily influenced by the frequency and severity of claims and the Company’s growth.  If the underlying facts and circumstances related to the claims change, then we may be required to record more or less expense which could be material in relation to our results of operations.  Our self-insurance liabilities totaled $2.7 million ($1.6 million current and $1.1 million noncurrent) as of February 1, 2014 and $2.4 million ($1.6 million current and $0.8 million noncurrent) as of February 2, 2013. There were no material changes in the estimates or assumptions related to insurance liabilities during fiscal 2013.

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

Certain leases provide for contingent rents that are not measurable at inception. These contingent rents are primarily based on a percentage of net sales that are in excess of a predetermined level. These amounts are excluded from minimum rent and are included in the determination of total rent expense when it is probable that the expense has been incurred and the amount is reasonably estimable. There were no material changes in the estimates or assumptions related to operating leases during fiscal 2013.

Accounting for Income Taxes

We account for income taxes under the asset and liability method. The computation of income taxes is subject to estimation due to the judgment required and the uncertainty related to the recoverability of deferred tax assets or the outcome of tax audits. We adjust our income tax provision in the period it is determined that actual results will differ from our estimates. Tax law and rate changes are reflected in the income tax provision in the year in which such changes are enacted.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making an assessment as to the realization of these assets.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible and income tax credits and net operating losses may be utilized, management may determine that some or all of the Company’s deferred tax assets may not ultimately be deductible and income tax credits and net operating losses may expire unused.  Should such an assessment be made, a valuation allowance against some or all of the Company’s $11.6 million in deferred tax assets would have to be recorded with a resulting charge to income tax expense.  There were no material changes in the estimates or assumptions related to income taxes during fiscal 2013.

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

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to financial market risks related to changes in interest rates earned on our investments. We cannot predict market fluctuations in interest rates. As a result, future results may differ materially from estimated results due to changes in interest rates. A hypothetical 100 basis point change in prevailing market interest rates would not have materially impacted our financial position, results of operations or cash flows for fiscal 2013. We do not engage in financial transactions for trading or speculative purposes and have not entered into any interest rate hedging contracts. Interest rates on our credit facility did not impact us in fiscal 2013 because we did not borrow during the year.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended February 1, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

For the Report of Management on Internal Control over Financial Reporting and the report of our independent registered public accounting firm on Internal Control over Financial Reporting, see “Management’s Annual Report on Internal Control Over Financial Reporting” on page F-2 of this Report and “Report of Independent Registered Public Accounting Firm” on page F-4 of this Report.

ITEM 9B.               OTHER INFORMATION

None.

PART III

ITEM 10.                 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item with respect to our executive officers and directors, compliance by our directors, executive officers and certain beneficial owners of our common stock with Section 16(a) of the Exchange Act, the committees of our Board of Directors, our Audit Committee Financial Expert and our Code of Ethics is incorporated herein by reference to information under the captions entitled “Board of Directors and Committees of the Board of Directors,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance”  in our definitive proxy statement (to be filed hereafter) in connection with our 2014 Annual Meeting of Stockholders and possibly elsewhere in the proxy statement (or will be filed by amendment to this Report).

ITEM 11.                 EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to information under the captions entitled “Executive Compensation,” “Board of Directors and Committees of the Board of Directors” and “Compensation Committee Report” in our definitive proxy statement (to be filed hereafter) in connection with our 2014 Annual Meeting of Stockholders and possibly elsewhere in the proxy statement (or will be filed by amendment to this Report).

ITEM 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item with respect to ownership of our common stock is incorporated herein by reference to the information under the caption entitled “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement (to be filed hereafter) in connection with our 2014 Annual Meeting of Stockholders and possibly elsewhere in the proxy statement (or will be filed by amendment to this Report).

Equity Compensation Plan Information.  The following table represents those securities authorized for issuance as of February 1, 2014 under our existing equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1) (a)	Weighted average exercise price of outstanding options, warrants and rights (2) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (3) (c)
Equity compensation plans approved by security holders	40,700	$34.71	1,068,065
Equity compensation plans not approved by security holders	—	—	—
Total	40,700	$34.71	1,068,065

(1)     Includes 40,700 outstanding options issued under the Citi Trends, Inc. 2005 Long-Term Incentive Plan (the “2005 Plan”).  The Citi Trends, Inc. 2012 Incentive Plan (the “2012 Plan”) became effective in May 2012 as a successor to the 2005 Plan.  The 2012 Plan provides for the issuance of up to 1,600,000 shares of common stock, plus a number of additional shares (not to exceed 300,000) underlying awards outstanding under prior plans that later terminate or expire unexercised.  Such shares will be issued upon the exercise of stock options or as awards of nonvested restricted stock and other performance awards. Does not include nonvested restricted stock grants issued under the 2005 Plan and 2012 Plan totaling 96,000 and 518,000, respectively.

(2)         The weighted average exercise price is for options only and does not include nonvested restricted stock.

(3)         Consists of shares available for awards of options, restricted stock and other performance awards under the 2012 Plan.

ITEM 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information under the captions entitled “Certain Relationships and Related Party Transactions” and “Board of Directors and Committees of the Board of Directors” in our definitive proxy statement (to be filed hereafter) in connection with our 2014 Annual Meeting of Stockholders and possibly elsewhere in the proxy statement (or will be filed by amendment to this Report).

ITEM 14.                 PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information under the caption entitled “Ratification of Independent Registered Public Accounting Firm” in our definitive proxy statement (to be filed hereafter) in connection with our 2014 Annual Meeting of Stockholders and possibly elsewhere in the proxy statement (or will be filed by amendment to this Report).

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

4.1

Specimen certificate for shares of common stock, $.01 par value (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-123028) filed with the SEC on April 29, 2005)

*10.1

Allied Fashion, Inc. Amended and Restated 1999 Stock Option Plan (as previously amended and restated effective as of June 17, 2004) (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-8 (File No. 333-125611) filed with the SEC on June 8, 2005)

*10.2

Amendment to the 1999 Allied Fashion, Inc. Stock Option Plan (as previously amended and restated effective as of June 17, 2004) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 28, 2006)

*10.3

Citi Trends, Inc. Amended and Restated 2005 Long-Term Incentive Plan (the “2005 Plan”) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2008)

*10.4

Form of Restricted Stock Award Agreement for Employees under the 2005 Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2008)

*10.5	Form of Restricted Stock Award Agreement for Directors under the 2005 Plan (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended February 3, 2007)

*10.6	Form of Stock Option Agreement for Employees under the 2005 Plan (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended February 3, 2007)

*10.7	Form of Stock Option Agreement for Directors under the 2005 Plan (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended February 3, 2007)

*10.8	Offer Letter to Ivy Council dated December 6, 2006 (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended February 2, 2008)

*10.9	Offer Letter to Bruce D. Smith dated March 5, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2007)

10.10

Credit Agreement, dated March 26, 2008 among Citi Trends, Inc., as Borrower, the Subsidiaries of the Borrower identified therein, as the Guarantors, and Bank of America, N.A., as Lender (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended February 2, 2008)

10.11

UBS Offer Letter, dated October 8, 2008, together with Acceptance Form of Citi Trends, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 1, 2008)

10.12

First Amendment to Credit Agreement, dated as of March 25, 2009, by and between Citi Trends, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended January 31, 2009)

*10.13	Citi Trends, Inc. Annual Incentive Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2009)

*10.14

Form of Restricted Stock Award Agreement for Employees under the 2005 Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2009)

*10.15

Form of Restricted Stock Award Agreement for Directors under the 2005 Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2009)

10.16

Second Amendment to Credit Agreement, dated as of March 22, 2010, by and between Citi Trends, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended January 30, 2010)

*10.17	Offer Letter to Charles D. Crowell dated February 3, 2011 (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended January 28, 2012)

*10.18

Third Amendment to Credit Agreement, dated as of July 27, 2011, by and between Citi Trends, Inc., the Guarantor identified therein and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2011)

10.19

Credit Agreement, dated October 27, 2011 among Citi Trends, Inc., as Borrower, its wholly owned subsidiary, as Guarantor, and Bank of America, N.A., as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2011)

*10.20	Summary of terms of employment for R. Edward Anderson (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended January 28, 2012)

*10.21

Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and R. Edward Anderson dated February 7, 2012 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2012)

*10.22

Severance Agreement between the Company and R. Edward Anderson dated February 7, 2012 (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended January 28, 2012)

*10.23	Offer Letter to Jason T. Mazzola dated January 18, 2012 (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended January 28, 2012)

*10.24

Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and Jason T. Mazzola dated February 13, 2012 (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended January 28, 2012)

*10.25

Severance Agreement between the Company and Jason T. Mazzola dated February 13, 2012 (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended January 28, 2012)

*10.26	Citi Trends, Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 28, 2012)

*10.27

Form of Restricted Stock Award Agreement for Employees under the Citi Trends, Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 28, 2012)

*10.28

Form of Restricted Stock Award Agreement for Directors under the Citi Trends, Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 28, 2012)

*10.29

Form of Restricted Stock Unit Award Agreement for Employees under the Citi Trends, Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended February 2, 2013)

*10.30

Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and Bruce D. Smith dated May 1, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2013)

*10.31

Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and Ivy D. Council dated May 1, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2013)

*10.32

Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and James A. Dunn dated May 1, 2013 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2013)

*10.33

Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and Charles D. Crowell dated May 1, 2013 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2013)

*10.34

Severance Agreement between the Company and Bruce D. Smith dated May 1, 2013 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2013)

*10.35

Severance Agreement between the Company and Ivy D. Council dated May 1, 2013 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2013)

*10.36

Severance Agreement between the Company and James A. Dunn dated May 1, 2013 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2013)

*10.37

Severance Agreement between the Company and Charles D. Crowell dated May 1, 2013 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2013)

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

101

The following financial statements from Citi Trends, Inc.’s Annual Report on Form 10-K for the year ended February 1, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders’ Equity and (v) Notes to Consolidated Financial Statements.^

*                                         Indicates management contract or compensatory plan or arrangement.

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

CITI TRENDS, INC.
(Registrant)

Date April 16, 2014	By	/s/ R. Edward Anderson	/s/ Bruce D. Smith
		R. Edward Anderson	Bruce D. Smith
		Chief Executive Officer (Principal Executive Officer)	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ R. Edward Anderson	Chief Executive Officer	April 16, 2014
R. Edward Anderson	(Principal Executive Officer) and Chairman of the Board of Directors

/s/ Bruce D. Smith	Executive Vice President and	April 16, 2014
Bruce D. Smith	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Brian P. Carney	Director	April 16, 2014
Brian P. Carney

/s/ Laurens M. Goff	Director	April 16, 2014
Laurens M. Goff

/s/ Lawrence E. Hyatt	Director	April 16, 2014
Lawrence E. Hyatt

/s/ John S. Lupo	Director	April 16, 2014
John S. Lupo

Citi Trends, Inc.
Index to Consolidated Financial Statements

CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED FEBRUARY 1, 2014, FEBRUARY 2, 2013 AND JANUARY 28, 2012

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

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we assessed the effectiveness of our internal control over financial reporting as of February 1, 2014, based on the criteria described in Internal Control—Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our management concluded that our internal control over financial reporting was effective based on those criteria as of February 1, 2014.

Our independent registered public accounting firm, KPMG LLP, audited the effectiveness of our internal control over financial reporting as of February 1, 2014, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Citi Trends, Inc.:

We have audited the accompanying consolidated balance sheets of Citi Trends, Inc. and subsidiary as of February 1, 2014 and February 2, 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended February 1, 2014, February 2, 2013 and January 28, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citi Trends, Inc. and subsidiary as of February 1, 2014 and February 2, 2013, and the results of its operations and its cash flows for the years ended February 1, 2014, February 2, 2013 and January 28, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Citi Trends, Inc.’s internal control over financial reporting as of February 1, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 16, 2014,  expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Jacksonville, FL
April 16, 2014
Certified Public Accountants

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Citi Trends, Inc.:

We have audited Citi Trends, Inc.’s internal control over financial reporting as of February 1, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Citi Trends, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Citi Trends, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 1, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Citi Trends, Inc. and subsidiary as of February 1, 2014 and February 2, 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended  February 1, 2014, February 2, 2013 and January 28, 2012 and our report dated April 16, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Jacksonville, FL
April 16, 2014
Certified Public Accountants

Citi Trends, Inc.

Consolidated Balance Sheets

February 1, 2014 and February 2, 2013

(in thousands, except share data)

	February 1, 2014	February 2, 2013
Assets
Current assets:
Cash and cash equivalents	$58,928	$37,263
Short-term investment securities	6,004	12,771
Inventory	126,501	141,473
Prepaid and other current assets	11,221	10,648
Income tax receivable	394	1,134
Deferred tax asset	4,711	6,088
Assets held for sale	—	1,415
Total current assets	207,759	210,792
Property and equipment, net	56,154	70,995
Long-term investment securities	19,777	5,754
Deferred tax asset	6,932	3,863
Other assets	686	741
Total assets	$291,308	$292,145

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$60,037	$62,690
Accrued expenses	14,651	14,435
Accrued compensation	9,548	8,129
Layaway deposits	515	660
Total current liabilities	84,751	85,914
Other long-term liabilities	7,686	10,260
Total liabilities	92,437	96,174

Stockholders’ equity:
Common stock, $0.01 par value. Authorized 32,000,000 shares; 15,604,805 shares issued as of February 1, 2014 and 15,295,780 shares issued as of February 2, 2013; 2012; 15,439,055 shares outstanding as of February 1, 2014 and 15,130,030 shares outstanding as of February 2, 2013	150	149
Paid in capital	82,815	80,380
Retained earnings	116,071	115,607
Treasury stock, at cost; 165,750 shares as of February 1, 2014 and February 2, 2013	(165)	(165)
Total stockholders’ equity	198,871	195,971

Commitments and contingencies (note 11)
Total liabilities and stockholders’ equity	$291,308	$292,145

See accompanying notes to consolidated financial statements

Citi Trends, Inc.

Consolidated Statements of Operations

Years Ended February 1, 2014, February 2, 2013, and January 28, 2012

(in thousands, except per share data)

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Net sales	$622,204	$654,653	$640,824

Cost of sales (exclusive of depreciation shown separately below)	(394,445)	(426,904)	(420,321)
Selling, general and administrative expenses	(206,146)	(207,411)	(207,025)
Depreciation	(21,974)	(23,950)	(24,958)
Asset impairment	(1,542)	(1,177)	(6,514)
Gain on sale of former distribution center	1,526	—	—
Loss from operations	(377)	(4,789)	(17,994)
Interest income	281	260	243
Interest expense	(194)	(212)	(79)
Loss before income taxes	(290)	(4,741)	(17,830)
Income tax benefit	(754)	(2,516)	(7,816)
Net income (loss)	$464	$(2,225)	$(10,014)

Basic net income (loss) per common share	$0.03	$(0.15)	$(0.69)
Diluted net income (loss) per common share	$0.03	$(0.15)	$(0.69)

Weighted average number of shares outstanding
Basic	14,798	14,672	14,589
Diluted	14,813	14,672	14,589

See accompanying notes to consolidated financial statements

Citi Trends, Inc.

Consolidated Statements of Cash Flows

Years Ended February 1, 2014, February 2, 2013, and January 28, 2012

(in thousands)

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Operating activities:
Net income (loss)	$464	$(2,225)	$(10,014)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	21,974	23,950	24,958
Asset impairment	1,542	1,177	6,514
Deferred income taxes	(1,692)	(2,899)	(144)
Gain on sale of former distribution center	(1,526)	—	—
Loss on disposal of property and equipment	1	42	320
Noncash stock-based compensation expense	3,355	2,743	2,573
Excess tax benefits from stock-based payment arrangements	305	428	268
Changes in assets and liabilities:
Inventory	14,972	(9,947)	(10,094)
Prepaid and other current assets	(573)	(126)	716
Other assets	55	57	(190)
Accounts payable	(2,653)	(16,251)	11,007
Accrued expenses and other long-term liabilities	(2,565)	(2,081)	5,221
Accrued compensation	1,419	(2,216)	1,748
Income tax receivable	435	9,633	(10,939)
Layaway deposits	(145)	57	159
Net cash provided by operating activities	35,368	2,342	22,103

Investing activities:
Purchases of investment securities	(24,548)	—	(11,380)
Sales/redemptions of investment securities	17,292	1,217	1,429
Proceeds from sale of former distribution center	2,941	—	—
Purchases of property and equipment	(8,469)	(7,332)	(38,437)
Net cash used in investing activities	(12,784)	(6,115)	(48,388)

Financing activities:
Excess tax benefits from stock-based payment arrangements	(305)	(428)	(268)
Cash used to settle withholding taxes on stock option exercises and the vesting of nonvested restricted stock	(668)	(522)	(732)
Proceeds from the exercise of stock options	54	—	40
Net cash used in financing activities	(919)	(950)	(960)
Net increase (decrease) in cash and cash equivalents	21,665	(4,723)	(27,245)

Cash and cash equivalents:
Beginning of year	37,263	41,986	69,231
End of year	$58,928	$37,263	$41,986

Supplemental disclosures of cash flow information:
Cash paid for interest	$127	$141	$54
Cash payments (refunds) of income taxes	$503	$(9,250)	$3,267
Supplemental disclosures of noncash investing activities:
Increase (decrease) in accrual for purchases of property and equipment	$207	$(1,709)	$(1,359)

See accompanying notes to consolidated financial statements

Citi Trends, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended February 1, 2014, February 2, 2013, and January 28, 2012

(in thousands, except share amounts)

	Common Stock		Paid in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balances—January 29, 2011	14,989,535	$147	$76,976	$127,846	165,750	$(165)	$204,804
Exercise of stock options	13,049	1	39				40
Excess tax benefits from stock based payment arrangements			(268)				(268)
Issuance of nonvested shares to employees and directors under incentive plan	242,277						—
Forfeiture of nonvested shares by employees and directors	(149,600)						—
Stock-based compensation expense			2,573				2,573
Net share settlement of options			(61)				(61)
Net share settlement of nonvested shares	(32,961)		(671)				(671)
Net loss				(10,014)			(10,014)
Balances—January 28, 2012	15,062,300	148	78,588	117,832	165,750	(165)	196,403
Vesting of nonvested shares		1					1
Excess tax benefits from stock based payment arrangements			(428)				(428)
Issuance of nonvested shares to employees and directors under incentive plan	334,564						—
Forfeiture of nonvested shares by employees and directors	(56,865)						—
Stock-based compensation expense			2,743				2,743
Net share settlement of nonvested shares	(44,219)		(523)				(523)
Net loss				(2,225)			(2,225)
Balances—February 2, 2013	15,295,780	149	80,380	115,607	165,750	(165)	195,971
Exercise of stock options	6,525		54				54
Vesting of nonvested restricted stock units	29,166	1					1
Excess tax benefits from stock based payment arrangements			(305)				(305)
Issuance of nonvested shares to employees and directors under incentive plan	392,466						—
Forfeiture of nonvested shares by employees and directors	(63,060)						—
Stock-based compensation expense			3,355				3,355
Net share settlement of nonvested shares	(56,072)		(669)				(669)
Net loss				464			464
Balances—February 1, 2014	15,604,805	$150	$82,815	$116,071	165,750	$(165)	$198,871

See accompanying notes to consolidated financial statements

Citi Trends, Inc.

Notes to Consolidated Financial Statements

February 1, 2014, February 2, 2013 and January 28, 2012

(1)                       Organization and Business

Citi Trends, Inc. and its subsidiary (the “Company”) operate as a value-priced retailer of urban fashion apparel and accessories for the entire family. As of February 1, 2014, the Company operated 505 stores in 29 states.

(2)                       Summary of Significant Accounting Policies

(a)   Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany transactions and balances have been eliminated in consolidation.

(b)   Fiscal Year

The Company’s fiscal year ends on the Saturday closest to January 31 of each year. The years ended February 1, 2014, February 2, 2013, and January 28, 2012 are referred to as fiscal 2013, fiscal 2012, and fiscal 2011, respectively, in the accompanying consolidated financial statements. Fiscal year 2012 is comprised of 53 weeks, while fiscal years 2013 and 2011 are each comprised of 52 weeks.

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

(e)   Property and Equipment, net

Property and equipment, net are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the lesser of the estimated useful lives (primarily three to five years for computer equipment and furniture, fixtures and equipment, five years for leasehold improvements, seven years for major purchased software systems, and fifteen to twenty years for buildings and building improvements) of the related assets or the relevant lease term.

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

(h)   Stock-Based Compensation

The Company recognizes compensation expense associated with all nonvested restricted stock and stock options based on an estimate of the grant-date fair value of each equity award. Grants of time-based nonvested restricted stock are valued based on the closing stock price on the grant date, while grants of performance-based restricted stock units are valued at an estimate of fair market value using a lattice model.  The fair values of options issued are estimated at each grant date using the Black-Scholes Merton option pricing model. See Note 10 for additional information on the Company’s stock-based compensation plans.

(i)    Revenue Recognition

Revenue from retail sales net of sales taxes is recognized at the time the customer takes possession of and pays for merchandise, less an allowance for returns. The Company allows customers to return merchandise for up to thirty days after the date of sale and the Company reduces revenues for each fiscal year using a combination of actual and estimated return information for the returns in the thirty days after the year ends. The provision for returns was $0.1 million as of February 1, 2014 and February 2, 2013.  Revenue from layaway sales is recognized when the customer has paid for and received the merchandise. If the merchandise is not fully paid for within sixty days, the customer is given a store credit for merchandise payments made, less a re-stocking and layaway service fee. Such fees, which are non-refundable, are recognized in revenue when collected. The introduction of gift cards to all stores was completed in 2010.  Proceeds from the sale of gift cards are deferred until the customers use the cards to purchase merchandise.  No amounts have yet been amortized into income for gift cards that were sold and are not expected to be redeemed (“breakage”) due to the lack of time that has lapsed since cards began being sold under the program and the relative immateriality of the total gift card liability ($0.6 million and $0.5 million as of February 1, 2014 and February 2, 2013, respectively). All sales are from cash, check or major credit card company transactions. The Company does not offer company-sponsored customer credit accounts.

(j)    Cost of Sales

Cost of sales includes the cost of inventory sold during the period and transportation costs, including inbound freight related to inventory sold and freight from the distribution centers to the stores, net of discounts and allowances.  Distribution center costs, store occupancy expenses and advertising expenses are not considered components of cost of sales and are included as part of selling, general and administrative expenses.  Depreciation is also not considered a component of cost of sales and is included as a separate line item in the consolidated statements of operations.  Distribution center costs (exclusive of depreciation) for fiscal 2013, 2012 and 2011 were $13.2 million, $13.4 million and $12.3 million, respectively.

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

The following table provides a reconciliation of the number of average common shares outstanding used to calculate basic earnings per share to the number of common shares and common stock equivalents outstanding used in calculating diluted earnings per share for fiscal 2013, 2012, and 2011:

	2013	2012	2011
Average number of common shares outstanding	14,798,154	14,671,638	14,589,247
Incremental shares from assumed exercises of stock options	1,187	—	—
Incremental shares from assumed vesting of nonvested restricted stock	14,103	—	—
Average number of common shares and common stock equivalents outstanding	14,813,444	14,671,638	14,589,247

The dilutive effect of stock-based compensation arrangements is accounted for using the treasury stock method.  This method assumes that the proceeds the Company receives from the exercise of stock options are used to repurchase common shares in the market.  The Company includes as assumed proceeds the amount of compensation cost attributed to future services and not yet recognized, and the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of outstanding options and vesting of nonvested restricted stock.  For fiscal 2013, 2012, and 2011, respectively, there were 41,000, 47,000, and 53,000 options outstanding to purchase shares of common stock excluded from the calculation of diluted earnings per share because of antidilution.  For fiscal 2013, 2012 and 2011, respectively, there were 607,000, 402,000 and 361,000 shares of nonvested restricted stock, respectively, excluded from the calculation of diluted earnings per share because of antidilution.

(l)    Advertising

The Company expenses advertising as incurred. Advertising expense for fiscal 2013, 2012 and 2011 was $2.4 million, $3.1 million and $3.2 million, respectively.

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

The Company is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. As of February 1, 2014 and February 2, 2013, the Company included a liability of $0.7 million in other long-term liabilities, representing estimated expenses that would be incurred upon the termination of the Company’s operating leases.

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

(q)   Business Reporting Segments

The Company is a value-priced retailer of urban fashion apparel and accessories for the entire family.  The retail operations represent a single operating segment based on the way the Company manages its business.  Operating decisions and resource allocation decisions are made at the Company level in order to maintain a consistent retail store presentation.  The Company’s retail stores sell similar products, use similar processes to sell those products, and sell their products to similar classes of customers. All sales and assets are located within the United States. The Company’s merchandise assortment by classification as a percentage of net sales for fiscal 2013, 2012 and 2011 is as follows:

	Percentage of Net Sales
	2013	2012	2011
Children’s	27%	27%	28%
Ladies’	26%	29%	32%
Accessories	26%	23%	18%
Men’s	18%	18%	19%
Home décor	3%	3%	3%

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

Long-Lived Assets

Non-cash impairment expense related primarily to leasehold improvements and fixtures and equipment at underperforming stores totaled $1.5 million, $1.2 million and $5.1 million in fiscal 2013, 2012 and 2011, respectively.

(4)                       Closure and Sale of Distribution Center

The Company closed its distribution center in Savannah, Georgia in June 2011.  A real estate broker was engaged to sell the Savannah land and building; accordingly, the net book value of the related assets was classified as assets held for sale in the February 2, 2013 consolidated balance sheet.  The closure of the distribution center required the Company to test the asset for potential impairment.  The Company evaluated the fair value of the distribution center, including estimates by real estate brokers, and determined that estimated fair value was in excess of the $1.4 million net book value, therefore, no impairment charge was necessary.

In connection with the closure of the distribution center, the Company incurred $0.6 million of expenses in fiscal 2011, and such amount was recorded in selling, general and administrative expenses within the consolidated statement of operations for the year ended January 28, 2012.

In August 2013, the Company sold the distribution center for $2.9 million, resulting in a gain on sale of $1.5 million.

(5)                       Property and Equipment, net

The components of property and equipment as of February 1, 2014 and February 2, 2013 are as follows (in thousands):

	February 1,	February 2,
	2014	2013
Land	$246	$246
Buildings	23,437	22,027
Leasehold improvements	73,276	73,212
Furniture, fixtures and equipment	95,671	93,772
Computer equipment	24,502	23,019
Construction in progress	890	1,489
	218,022	213,765
Accumulated depreciation	(161,868)	(142,770)
	$56,154	$70,995

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

As of February 1, 2014, the Company’s investment securities are classified as held-to-maturity since the Company has the intent and ability to hold the investments to maturity. Such securities are carried at amortized cost plus accrued interest and consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Bank certificates of deposit (Level 2)	$6,004	$—	$—	$6,004
	$6,004	$—	$—	$6,004
Long-term:
Obligations of the U. S. Treasury (Level 1)	$15,152	$19	$—	$15,171
Bank certificates of deposit (Level 2)	4,625	—	—	4,625
	$19,777	$19	$—	$19,796

The amortized cost and fair market value of investment securities as of February 1, 2014 by contractual maturity are as follows (in thousands):

	Amortized Cost	Fair Market Value
Mature in one year or less	$6,004	$6,004
Mature after one year through five years	19,777	19,796
	$25,781	$25,800

As of February 2, 2013, the Company’s investment securities were classified as held-to-maturity and consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Obligations of the U. S. Treasury (Level 1)	$4,993	$39	$—	$5,032
Obligations of states and municipalities (Level 2)	1,731	9	—	1,740
Bank certificates of deposit (Level 2)	6,047	—	—	6,047
	$12,771	$48	$—	$12,819
Long-term:
Bank certificates of deposit (Level 2)	$5,754	$6	$—	$5,760

The amortized cost and fair market value of investment securities as of February 2, 2013 by contractual maturity were as follows (in thousands):

	Amortized Cost	Fair Market Value
Mature in one year or less	$12,771	$12,819
Mature after one year through five years	5,754	5,760
	$18,525	$18,579

There were no changes among the levels in the three fiscal years ended February 1, 2014.

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

(8)           Income Taxes

Income tax (benefit) expense for fiscal 2013, 2012, and 2011 consists of the following (in thousands):

	2013	2012	2011
Current:
Federal	$637	$70	$(6,809)
State	301	313	(863)
Total current	938	383	(7,672)
Deferred:
Federal	(1,882)	(2,281)	(499)
State	190	(618)	355
Total deferred	(1,692)	(2,899)	(144)
Total income tax benefit	$(754)	$(2,516)	$(7,816)

Income tax (benefit) expense computed using the federal statutory rate is reconciled to the reported income tax (benefit) expense as follows for fiscal 2013, 2012, and 2011 (in thousands):

	2013	2012	2011
Statutory rate applied to loss before income taxes	$(102)	$(1,659)	$(6,241)
State income taxes, net of federal benefit	(9)	(182)	(684)
State tax credits	(144)	(106)	(342)
State tax credits - valuation allowance (net of federal benefit)	359	—	810
Tax exempt interest	(63)	(7)	(9)
General business credits	(886)	(691)	(1,477)
Other	91	129	127
Income tax benefit	$(754)	$(2,516)	$(7,816)

The components of deferred tax assets and deferred tax liabilities as of February 1, 2014 and February 2, 2013 are as follows (in thousands):

	February 1,	February 2,
	2014	2013
Deferred tax assets:
Deferred rent amortization	$1,322	$1,773
Inventory capitalization	2,238	2,628
Federal jobs credits	2,072	1,438
Book and tax depreciation differences	1,915	—
Vacation liability	828	850
State tax credits	1,539	1,528
Stock compensation	1,369	1,204
Legal expense reserve	595	604
Insurance liabilities	851	803
Other	478	486
Subtotal deferred tax assets	13,207	11,314
Less: State tax credits valuation allowance - net	(1,169)	(810)
Total deferred tax assets	12,038	10,504

Deferred tax liabilities:
Book and tax depreciation differences	—	(232)
Prepaid expenses	(395)	(321)
Total deferred tax liabilities	(395)	(553)
Net deferred tax asset	$11,643	$9,951

The Company files income tax returns in U.S. federal and state jurisdictions where it does business and is subject to examinations by the IRS and other taxing authorities.  With a few exceptions, the Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years prior to fiscal 2010.  The Company reviews and assesses uncertain tax positions, if any, with recognition and measurement of tax benefit based on a “more-likely-than-not” standard with respect to the ultimate outcome, regardless of whether this assessment is favorable or unfavorable.  As of February 1, 2014, there were no benefits taken on the Company’s income tax returns that do not qualify for financial statement recognition.   If a tax position does not meet the minimum statutory threshold to avoid payment of penalties and interest, a company is required to recognize an expense for the amount of the interest and penalty in the period in which the company claims or expects to claim the position on its tax return.  For financial statement purposes, companies are allowed to elect whether to classify such charges as either income tax expense or another expense classification.  Should such expense be incurred in the future, the Company will classify such interest as a component of interest expense and penalties as a component of income tax expense.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible and income tax credits may be utilized, management believes it is more likely than not that the Company will realize the benefits of these deductible differences with the exception of certain tax credits available in one state. Losses incurred in 2011 caused the Company to conclude that its ability to utilize a portion of such state’s tax credits was no longer more likely than not, necessitating a charge to income tax expense and a reduction in deferred tax assets totaling $0.8 million in connection with the establishment of a valuation allowance.  In 2013, the Company increased the valuation allowance by $0.4 million when it concluded that its ability to utilize most of the remaining portion of such credits was no longer more likely than not.

The effective income tax rate for fiscal 2013, 2012 and 2011 included the recognition of benefits arising from various federal and state tax credits.  Under current IRS and state income tax regulations, these credits may be carried back for two years or carried forward for periods up to 20 years.  The income tax benefit in fiscal 2013 included $1.0 million related to such credits, partially offset by the aforementioned $0.4 million increase in a valuation allowance.  The income tax benefit in fiscal 2012 included $0.8 million related to such credits.  The income tax benefit in fiscal 2011 included $1.8 million related to such credits, partially offset by the aforementioned $0.8 million establishment of a valuation allowance.

A number of U.S. income tax provisions expired on December 31, 2013.  Included in the expiring tax provisions are certain employment tax credits, including the work opportunity tax credit, as well as provisions which allow for accelerated depreciation on qualified leasehold improvements and other qualified property.  If not renewed, the expiration of certain employment credits will adversely impact the Company’s income tax expense beginning in the first quarter of 2014.

(9)           Other Long-Term Liabilities

The components of other long-term liabilities as of February 1, 2014 and February 2, 2013 are as follows (in thousands):

	February 1, 2014	February 2, 2013
Deferred rent	$2,051	$3,342
Tenant improvement allowances	3,823	5,384
Other	1,812	1,534
	$7,686	$10,260

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

Shares of time-based nonvested restricted stock granted to employees vest in either equal installments over three or four years from the date of grant, or over three years at 25% on the first and second anniversaries and 50% on the third anniversary.  Shares issued to directors vest one or two years from the date of grant.  The Company records compensation expense for grants of time-based nonvested restricted stock on a straight line basis over the requisite service period of the stock recipients which is equal to the vesting period of the stock.  Total compensation cost for such stock is calculated based on the closing market price on the date of grant multiplied by the number of shares granted.  Using an estimated forfeiture rate equal to 12.8%, the Company expects to recognize $4.5 million in future compensation expense from the grants of time-based restricted stock over the requisite service period of up to four years.  Compensation costs for grants of performance-based restricted stock units (RSU’s) are recorded in full on the date of grant using a lattice model to estimate fair market value.  During fiscal 2013, 2012 and 2011, compensation expense arising from time-based nonvested restricted stock grants and performance-based RSU’s totaled $3.4 million, $2.7 million and $2.6 million, respectively.

A summary of activity related to time-based nonvested restricted stock grants during fiscal year 2013 is as follows:

	Nonvested Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of February 2, 2013	425,946	$16.51
Granted	392,466	11.02
Vested	(141,625)	17.60
Forfeited	(63,060)	14.13
Outstanding as of February 1, 2014	613,727	$12.98

In March 2013, the Company granted 38,889 RSU’s to one employee.  The RSU’s have performance vesting criteria which are based upon the closing price of the Company’s stock achieving certain thresholds.  The shares vest 25% upon achieving a closing stock price for a 20 consecutive day period of $11; $13; $16; and $20, respectively.   The award expires 3 years from the date of grant.   On the date of grant, the Company expensed $219,000 which was the estimated fair market value.   The first three thresholds were achieved in 2013, resulting in the vesting of 29,166 shares during the year and an unvested balance of 9,723 shares as of February 1, 2014.

Cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised and vesting of restricted shares (“excess tax benefits”) are classified as financing cash flows. Decrease in such excess tax benefits was $0.3 million, $0.4 million and $0.3 million in fiscal 2013, 2012 and 2011, respectively.

Compensation expense associated with stock options is based on an estimate of the fair value of each option award on the date of grant using the Black-Scholes Merton option pricing model.  Expected volatility is based on estimated future volatility of the Company’s common stock price. No compensation expense for stock options was recorded during fiscal 2013, 2012 or 2011 as the last grant vested prior to the beginning of fiscal 2011.

As of February 1, 2014, there remained outstanding 40,700 options, issued under the 2005 Plan.  No options have been issued under the 2012 Plan.  The Board of Directors determined the exercise prices of the option grants.  Option grants generally vested in equal installments over four years from the date of grant for employees and over one to three years for directors and were generally exercisable up to ten years from the date of grant.  The exercise price of stock options may be satisfied through net share settlements. A summary of the status of stock options under the Company’s stock option plans and changes during fiscal 2013 is presented in the table below:

	2013
			Weighted Average
		Weighted Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value

Outstanding as of February 2, 2013	51,025	$31.69	2.8	$32,871
Granted	—	—	—	—
Exercised	(6,525)	8.30	0.4	7.49
Net shares settled	—	—	—	—
Forfeited	(3,800)	39.40	2.1	—

Outstanding as of February 1, 2014	40,700	$34.71	2.0	$14,000

Vested as of February 1, 2014	40,700	$34.71	2.0	$14,000

Exercisable as of February 1, 2014	40,700	$34.71	2.0	$14,000

As of February 1, 2014, the range of exercise prices was $14.00 to $44.03.  As of February 2, 2013 and January 28, 2012, the range of exercise prices was $4.46 to $44.03.

Cash received from options exercised totaled $54,000 in fiscal 2013, $0 in fiscal 2012, and $40,000 in 2011.  The intrinsic value of the options exercised in fiscal 2013 and 2011 was $49,000 and $231,000, respectively.

(11)       Commitments and Contingencies

The Company leases its stores under operating leases, which generally have an initial term of five years with renewal options. Future minimum rent payments under operating leases having noncancellable lease terms as of February 1, 2014 are as follows (in thousands):

Fiscal Year:
2014	$38,096
2015	30,860
2016	21,661
2017	12,906
2018	7,020
Thereafter	4,500
Total future minimum lease payments	$115,043

Certain operating leases provide for fixed monthly rents, while others provide for contingent rents computed as a percentage of net sales and others provide for a combination of both fixed monthly rents and contingent rents computed as a percentage of net sales. Rent expense was $42.1 million, $41.7 million and $39.8 million in fiscal 2013, 2012 and 2011 (including $0.5 million, $0.7 million and $0.9 million of percentage rent), respectively.

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

The Company has not received full documentation or information from the EEOC in support of its letter of determination, but has undertaken its own internal analysis of the EEOC’s claims and defenses to such claims and has had discussions with the EEOC in that regard.  Following discussions with the EEOC regarding possible settlement, the EEOC proposed a settlement amount to be paid by the Company of $2.5 million, with any unclaimed funds following efforts to identify and compensate claimants to be directed to one or more charities.  In the interest of reaching a satisfactory conciliation agreement with the EEOC, the Company proposed a total economic settlement offer of $1.0 million to cover all claims and the expenses of administering and complying with the settlement

(excluding professional fees), with no reversion of unclaimed funds back to the Company.  The Company continues to await the EEOC’s response to the Company’s most recent proposal regarding settlement.  The Company is also evaluating other aspects of the conciliation process established by the EEOC.

On February 24, 2012, a suit was filed in the United States District Court for the Northern District of Alabama, Middle Division, by certain individuals as a purported collective action on behalf of current and former employees of the Company holding store managerial positions.  The plaintiffs allege that store managers have been improperly classified as exempt from the obligation to pay overtime in violation of the Fair Labor Standards Act.  The Company is vigorously defending the claims that have been asserted in this lawsuit.  The trial court has conditionally certified a class of store managers and ruled that store managers who signed arbitration agreements are not subject to arbitration.  The trial court’s ruling regarding arbitration was affirmed on appeal by a panel of the United States Court of Appeals for the Eleventh Circuit.  Also, notwithstanding the initial actions by the trial court, the conditional class may be subject to decertification at the close of discovery.  Because no discovery has been conducted to date, the Company is unable to determine the probability of any particular outcome and it is not reasonably possible to estimate a range of loss with respect to this matter.  Accordingly, no accrual for costs has been recorded, and the potential impact of this matter on the Company’s financial position, results of operations and cash flows cannot be determined at this time.

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

(12)         Valuation and Qualifying Accounts

The following table summarizes the allowance for inventory shrinkage (in thousands):

	Allowance for Inventory Shrinkage	Allowance for Deferred Tax Assets
Balance as of January 29, 2011	$1,922	$—
Additions charged to costs and expenses	5,758	810
Deductions	(5,693)	—
Balance as of January 28, 2012	1,987	810
Additions charged to costs and expenses	7,608	—
Deductions	(7,260)	—
Balance as of February 2, 2013	2,335	810
Additions charged to costs and expenses	7,535	359
Deductions	(7,302)	—
Balance as of February 1, 2014	$2,568	$1,169

For the allowance for inventory shrinkage, additions charged to costs and expenses are the result of estimated inventory shrinkage,while deductions represent actual inventory shrinkage incurred from physical inventories taken during the fiscal year.

For the deferred tax asset valuation allowance, additions charged to costs and expenses represent the establishment of a valuation allowance when management determines that its ability to utilize certain tax credits included in deferred tax assets is no longer more likely than not.

(13)         Unaudited Quarterly Results of Operations

	Quarter Ended
	Feb. 1	Nov. 2	Aug. 3	May 4	Feb. 2	Oct. 27	Jul. 28	Apr. 28
	2014	2013	2013	2013	2013	2012	2012	2012
	(in thousands, except per share and share amounts)
Statement of Operations Data:
Net sales	$157,193	$145,362	$137,821	$181,828	$175,656	$148,985	$132,318	$197,694

Cost of sales (exclusive of depreciation shown separately below)	(99,567)	(92,074)	(88,299)	(114,505)	(118,165)	(97,808)	(87,903)	(123,028)
Selling, general and administrative expenses	(50,170)	(52,148)	(51,920)	(51,908)	(52,678)	(51,132)	(50,932)	(52,669)
Depreciation	(5,258)	(5,454)	(5,667)	(5,595)	(5,797)	(5,970)	(6,038)	(6,145)
Asset impairment	(305)	(556)	(654)	(27)	(517)	(660)	—	—
Gain on sale of former distribution center	—	1,526	—	—	—	—	—	—

Income (loss) from operations	1,893	(3,344)	(8,719)	9,793	(1,501)	(6,585)	(12,555)	15,852
Interest, net	19	29	18	21	17	16	2	13

Income (loss) before income taxes	1,912	(3,315)	(8,701)	9,814	(1,484)	(6,569)	(12,553)	15,865
Income tax expense (benefit)	447	(1,643)	(3,208)	3,650	(780)	(2,869)	(4,628)	5,761
Net income (loss)	$1,465	$(1,672)	$(5,493)	$6,164	$(704)	$(3,700)	$(7,925)	$10,104

Net income (loss) per common share:
Basic	$0.10	$(0.11)	$(0.37)	$0.42	$(0.05)	$(0.25)	$(0.54)	$0.69
Diluted	$0.10	$(0.11)	$(0.37)	$0.42	$(0.05)	$(0.25)	$(0.54)	$0.69
Weighted average shares used to compute net income (loss) per common share:
Basic	14,824,656	14,815,107	14,801,217	14,751,637	14,698,736	14,676,817	14,673,403	14,635,509
Diluted	14,881,752	14,815,107	14,801,217	14,753,048	14,698,736	14,676,817	14,673,403	14,636,918

Net income (loss) per share is computed independently for each period presented. As a result, the total of net income (loss) per share for the four quarters may not equal the annual amount.