Form 10-Q
period 2014-05-03
Citi Trends Inc
filed 2014-06-10
CIK 1318484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2014

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

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 19, 2014
Common Stock, $.01 par value	15,579,397 shares

CITI TRENDS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Citi Trends, Inc.

Condensed Consolidated Balance Sheets

May 3, 2014 and February 1, 2014

(Unaudited)

(in thousands, except share data)

	May 3,	February 1,
	2014	2014
Assets
Current assets:
Cash and cash equivalents	$81,433	$58,928
Short-term investment securities	7,345	6,004
Inventory	112,720	126,501
Prepaid and other current assets	12,713	11,221
Income tax receivable	—	394
Deferred tax asset	4,172	4,711
Total current assets	218,383	207,759
Property and equipment, net of accumulated depreciation of $167,005 and $161,868 as of May 3, 2014 and February 1, 2014, respectively	52,960	56,154
Long-term investment securities	19,096	19,777
Deferred tax asset	6,810	6,932
Other assets	673	686
Total assets	$297,922	$291,308
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$51,603	$60,037
Accrued expenses	15,825	14,651
Accrued compensation	10,385	9,548
Income tax payable	3,724	—
Layaway deposits	1,434	515
Total current liabilities	82,971	84,751
Other long-term liabilities	6,814	7,686
Total liabilities	89,785	92,437
Stockholders’ equity:
Common stock, $0.01 par value. Authorized 32,000,000 shares; 15,745,797 shares issued as of May 3, 2014 and 15,604,805 shares issued as of February 1, 2014; 15,580,047 shares outstanding as of May 3, 2014 and 15,439,055 outstanding as of February 1, 2014	151	150
Paid-in-capital	83,001	82,815
Retained earnings	125,150	116,071
Treasury stock, at cost; 165,750 shares as of May 3, 2014 and February 1, 2014	(165)	(165)
Total stockholders’ equity	208,137	198,871
Commitments and contingencies (note 9)
Total liabilities and stockholders’ equity	$297,922	$291,308

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Income

Thirteen Weeks Ended May 3, 2014 and May 4, 2013

(Unaudited)

(in thousands, except per share data)

	Thirteen Weeks Ended
	May 3,	May 4,
	2014	2013
Net sales	$188,016	$181,828

Cost of sales (exclusive of depreciation shown separately below)	(114,767)	(114,505)
Selling, general and administrative expenses	(53,975)	(51,908)
Depreciation	(5,160)	(5,595)
Asset impairment	—	(27)
Income from operations	14,114	9,793
Interest income	53	68
Interest expense	(48)	(47)
Income before income tax expense	14,119	9,814
Income tax expense	5,040	3,650
Net income	$9,079	$6,164

Basic net income per common share	$0.61	$0.42
Diluted net income per common share	$0.61	$0.42

Weighted average number of shares outstanding
Basic	14,901	14,752
Diluted	14,902	14,753

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Cash Flows

Thirteen Weeks Ended May 3, 2014 and May 4, 2013

(Unaudited)

(in thousands)

	Thirteen Weeks Ended
	May 3,	May 4,
	2014	2013
Operating activities:
Net income	$9,079	$6,164
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,160	5,595
Asset impairment	—	27
Loss on disposal of property and equipment	1	1
Deferred income taxes	661	1,155
Noncash stock-based compensation expense	1,190	968
Excess tax benefits from stock-based payment arrangements	(236)	428
Changes in assets and liabilities:
Inventory	13,781	32,964
Prepaid and other current assets	(1,492)	(254)
Other assets	13	10
Accounts payable	(8,434)	(22,192)
Accrued expenses and other long-term liabilities	181	191
Accrued compensation	837	2,013
Income tax receivable/payable	4,354	2,206
Layaway deposits	919	941
Net cash provided by operating activities	26,014	30,217
Investing activities:
Sales/redemptions of investment securities	4,094	507
Purchases of investment securities	(4,754)	—
Purchases of property and equipment	(1,846)	(3,020)
Net cash used in investing activities	(2,506)	(2,513)
Financing activities:
Excess tax benefits from stock-based payment arrangements	236	(428)
Cash used to settle withholding taxes on the vesting of nonvested restricted stock	(1,239)	(474)
Net cash used in financing activities	(1,003)	(902)
Net increase in cash and cash equivalents	22,505	26,802
Cash and cash equivalents:
Beginning of period	58,928	37,263
End of period	$81,433	$64,065

Supplemental disclosures of cash flow information:
Cash paid for interest	$31	$31
Cash payments of income taxes	$25	$289
Supplemental disclosures of noncash investing activities:
Increase in accrual for purchases of property and equipment	$121	$810

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
May 3, 2014

1. Basis of Presentation

Citi Trends, Inc. and its subsidiary (the “Company”) operate as a value-priced retailer of urban fashion apparel and accessories for the entire family.  As of May 3, 2014, the Company operated 505 stores in 29 states.

The condensed consolidated balance sheet as of May 3, 2014 and the condensed consolidated statements of income and cash flows for the thirteen-week periods ended May 3, 2014 and May 4, 2013 have been prepared by the Company without audit. The condensed consolidated balance sheet as of February 1, 2014 has been derived from the audited financial statements as of that date, but does not include all required year-end disclosures.  In the opinion of management, such statements include all adjustments considered necessary to present fairly the Company’s financial position as of May 3, 2014 and February 1, 2014, and its results of operations and cash flows for all periods presented.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended February 1, 2014.

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all information and footnotes required by U.S. GAAP for complete financial statements.  Operating results for the thirteen weeks ended May 3, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2015.

The following contains references to years 2014 and 2013, which represent fiscal years ending or ended on January 31, 2015 and February 1, 2014, respectively.  Fiscal 2014 and fiscal 2013 both have 52-week accounting periods.

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

The dilutive effect of stock-based compensation arrangements is accounted for using the treasury stock method.  This method assumes that the proceeds the Company receives from the exercise of stock options are used to repurchase common shares in the market.  The Company includes as assumed proceeds the amount of compensation cost attributed to future services and not yet recognized, and the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of outstanding options and vesting of nonvested restricted stock.  For the thirteen weeks ended May 3, 2014 and May 4, 2013, there were 31,000 and 46,000 stock options, respectively, and 605,000 and 562,000 shares of nonvested restricted stock, respectively, excluded from the calculation of diluted earnings per share because of antidilution.

The following table provides a reconciliation of the average number of common shares outstanding used to calculate basic earnings per share to the number of common shares and common stock equivalents outstanding used in calculating diluted earnings per share for the thirteen weeks ended May 3, 2014 and May 4, 2013:

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013
Average number of common shares outstanding	14,900,893	14,751,637
Incremental shares from assumed exercises of stock options	637	1,411
Average number of common shares and common stock equivalents outstanding	14,901,530	14,753,048

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

As of May 3, 2014, the Company’s investment securities are classified as held-to-maturity since the Company has the intent and ability to hold the investments to maturity.  Such securities are carried at amortized cost plus accrued interest and consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Obligations of the U. S. Treasury (Level 1)	$1,287	$1	$—	$1,288
Obligations of states and municipalities (Level 2)	4,039	1	—	4,040
Bank certificates of deposit (Level 2)	2,019	—	—	2,019
	$7,345	$2	$—	$7,347
Long-term:
Obligations of the U. S. Treasury (Level 1)	13,840	18	—	13,858
Obligations of states and municipalities (Level 2)	135	—	—	135
Bank certificates of deposit (Level 2)	5,121	—	—	5,121
	$19,096	$18	$—	$19,114

The amortized cost and fair market value of investment securities as of May 3, 2014 by contractual maturity are as follows (in thousands):

	Amortized Cost	Fair Market Value
Mature in one year or less	$7,345	$7,347
Mature after one year through five years	19,096	19,114
	$26,441	$26,461

As of February 1, 2014, the Company’s investment securities were classified as held-to-maturity and consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Bank certificates of deposit (Level 2)	6,004	—	—	6,004
	$6,004	$—	$—	$6,004
Long-term:
Obligations of the U. S. Treasury (Level 1)	$15,152	$19	$—	$15,171
Bank certificates of deposit (Level 2)	4,625	—	—	4,625
	$19,777	$19	$—	$19,796

The amortized cost and fair market value of investment securities as of February 1, 2014 by contractual maturity were as follows (in thousands):

	Amortized Cost	Fair Market Value
Mature in one year or less	$6,004	$6,004
Mature after one year through five years	19,777	19,796
	$25,781	$25,800

There were no changes among the levels in the thirteen weeks ended May 3, 2014.

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

Work Opportunity Tax Credits (WOTC) and other Federal jobs credits were not available to the Company for the first quarter of 2014 due to the expiration of the program on December 31, 2013.  It is possible that Congress will retroactively reinstate the WOTC back to the beginning of 2014; however, due to the uncertainty involved, no WOTC benefits were recorded in the thirteen weeks ended May 3, 2014.

8. Other Long-Term Liabilities

The components of other long-term liabilities as of May 3, 2014 and February 1, 2014 are as follows (in thousands):

	May 3, 2014	February 1, 2014
Deferred rent	$1,738	$2,051
Tenant improvement allowances	3,322	3,823
Other	1,754	1,812
	$6,814	$7,686

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

On February 24, 2012, a suit was filed in the United States District Court for the Northern District of Alabama, Middle Division, by certain individuals as a purported collective action on behalf of current and former employees of the Company holding store managerial positions.  The plaintiffs allege that store managers have been improperly classified as exempt from the obligation to pay overtime in violation of the Fair Labor Standards Act.  The Company is vigorously defending the claims that have been asserted in this lawsuit.  The trial court has conditionally certified a class of store managers and ruled that store managers in the conditional class who signed arbitration agreements are not subject to arbitration.  The trial court’s ruling regarding arbitration was affirmed on appeal by a panel of the United States Court of Appeals for the Eleventh Circuit.  Notwithstanding the initial actions by the trial court, the conditional class may be subject to decertification at the close of discovery.  Because no discovery has been conducted to date, the Company is unable to determine the probability of any particular outcome and it is not reasonably possible to estimate a range of loss with respect to this matter.  Accordingly, no accrual for costs has been recorded, and the potential impact of this matter on our financial position, results of operations and cash flows cannot be determined at this time.

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

The factors that may result in actual results differing from such forward-looking information include, but are not limited to: transportation and distribution delays or interruptions; changes in freight rates; the Company’s ability to negotiate effectively the cost and purchase of merchandise; inventory risks due to shifts in market demand; the Company’s ability to gauge fashion trends and changing consumer preferences; changes in consumer spending on apparel; changes in product mix; interruptions in suppliers’ businesses; a deterioration in general economic conditions caused by acts of war or terrorism or other factors; temporary changes in demand due to weather patterns; seasonality of the Company’s business; delays associated with building, opening and operating new stores; delays associated with building, opening or expanding new or existing distribution centers; and other factors described in the section titled “Item 1A. Risk Factors” and elsewhere in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014 and in Part II, “Item 1A. Risk Factors” and elsewhere in the Company’s Quarterly Reports on Form 10-Q and any amendments thereto and in the other documents the Company files with the SEC, including reports on Form 8-K.

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

Overview

We are a value-priced retailer of urban fashion apparel and accessories for the entire family. Our merchandise offerings are designed to appeal to the preferences of fashion conscious consumers, particularly African-Americans. We operated 505 stores in both urban and rural markets in 29 states as of May 3, 2014.

We measure performance using key operating statistics. One of the main performance measures we use is comparable store sales growth. We define a comparable store as a store that has been open for an entire fiscal year. Therefore, a store will not be considered a comparable store until its 13th month of operation at the earliest or until its 24th month at the latest. As an example, stores opened in fiscal 2013 and fiscal 2014 are not considered comparable stores in fiscal 2014. Relocated and expanded stores are included in the comparable store sales results. We also use other operating statistics, most notably average sales per store, to measure our performance. As we typically occupy existing space in established shopping centers rather than sites built specifically for our stores, store square footage (and therefore sales per square foot) varies by store. We focus on overall store sales volume as the critical driver of profitability.

In addition to sales, we measure cost of sales as a percentage of sales and store operating expenses, with a particular focus on labor, as a percentage of sales. These results translate into store level contribution, which we use to evaluate overall performance of each individual store. Finally, we monitor corporate expenses against budgeted amounts.  All of the statistics discussed above are critical components of earnings before interest, taxes, depreciation and amortization (“EBITDA”) and Adjusted EBITDA (comprised of EBITDA, excluding non-cash asset impairment expense), which are considered our most important operating statistics.  Although EBITDA and Adjusted EBITDA provide useful information on an operating cash flow basis, they are limited measures in that they exclude the impact of cash requirements for capital expenditures, income taxes and interest expense.  Therefore, EBITDA and Adjusted EBITDA should be used as supplements to results of operations and cash flows as reported under U.S. GAAP and should not be used as a singular measure of operating performance or as a substitute for U.S. GAAP results.

Provided below is a reconciliation of net income to EBITDA and to Adjusted EBITDA for the thirteen-week periods ended May 3, 2014 and May 4, 2013:

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013

Net income	$9,079	$6,164

Plus:
Interest expense	48	47
Income tax expense	5,040	3,650
Depreciation	5,160	5,595

Less:
Interest income	(53)	(68)
EBITDA	19,274	15,388

Asset impairment	—	27

Adjusted EBITDA	$19,274	$15,415

Accounting Periods

The following discussion contains references to fiscal years 2014 and 2013, which represent fiscal years ending or ended on January 31, 2015 and February 1, 2014, respectively.  Fiscal 2014 and fiscal 2013 both have 52-week accounting periods.  This discussion and analysis should be read with the unaudited condensed consolidated financial statements and the notes thereto.

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

Thirteen Weeks Ended May 3, 2014 and May 4, 2013

Net Sales.  Net sales increased $6.2 million, or 3.4%, to $188.0 million in the thirteen weeks ended May 3, 2014 from $181.8 million in the thirteen weeks ended May 4, 2013.  The increase in sales was due to a 4.2% increase in comparable store sales, partially offset by the impact of closing nine stores in fiscal 2013.  The increase in comparable store sales was reflected in an increase of almost 6% in the number of customer transactions and a 1% increase in the average number of items per transaction, partially offset by an average unit sale that declined by more than 2%.  Comparable store sales changes by major merchandise class were as follows in the first quarter of 2014:  Accessories +22%; Home +22%; Children’s +1%; Men’s -2%; and Women’s -7%.

The 4.2% comparable store sales increase in the 504 comparable stores totaled $7.5 million, while the 2013 store closings resulted in a decrease of $1.3 million in sales.

Cost of Sales (exclusive of depreciation).  Cost of sales (exclusive of depreciation) increased $0.3 million, or 0.2%, to $114.8 million in the first quarter of 2014 from $114.5 million in last year’s first quarter due to the effect of the increase in sales discussed above, almost entirely offset by an improvement in cost of sales as a percentage of sales to 61.0% in the first quarter of 2014 from 63.0% in last year’s first quarter.  The decrease in cost of sales as a percentage of sales was due primarily to a 170 basis points improvement in the core merchandise margin (initial mark-up, net of markdowns) as the result of improved sales and the resulting need for fewer merchandise markdowns in this year’s first quarter.  A more conservative inventory position as we entered the first quarter also contributed to the reduction in merchandise markdowns.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $2.1 million, or 4.0%, to $54.0 million in the first quarter of 2014 from $51.9 million in last year’s first quarter due to normal inflationary pressure on expenses such as rent, payroll, utilities and employee medical claims, together with some pressure on distribution center and store expense due to a significant increase in merchandise receipts during this year’s first quarter.  Units received during the first quarter of 2014 were 26% higher than last year’s first quarter due primarily to owning less inventory at the beginning of 2014’s first quarter.  As a percentage of sales, selling, general and administrative expenses increased slightly to 28.7% in the first quarter of fiscal 2014 from 28.5% in the first quarter of fiscal 2013.

Depreciation.  Depreciation expense decreased $0.4 million, or 7.8%, to $5.2 million in the first quarter of 2014 from $5.6 million in the first quarter of 2013, due to the slowing of our store opening pace in relation to previous years.

Income Tax Expense.  Income tax expense increased $1.3 million, or 38.1%, to $5.0 million in this year’s first quarter from $3.7 million in the first quarter of 2013 due to an increase in pretax income, partially offset by a decrease in the effective income tax rate to 35.7% from 37.2%.

Net Income.  Net income increased 47.3% to $9.1 million in the first quarter of 2014 from $6.2 million in the first quarter of 2013 due to the factors discussed above.

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

Current Financial Condition. As of May 3, 2014, we had total cash and cash equivalents of $81.4 million compared to $58.9 million as of February 1, 2014. Additionally, we had $7.3 million and $19.1 million of short-term and long-term investment securities, respectively, as of May 3, 2014, compared with $6.0 million and $19.8 million, respectively, as of February 1, 2014.  These securities are comprised of bank certificates of deposit and obligations of the U.S. Treasury, states and municipalities. Inventory represented 37.8% of our total assets as of May 3, 2014, compared to 43.4% as of February 1, 2014.  Management’s ability to manage our inventory can have a significant impact on our cash flows from operations during a given interim period or fiscal year. In addition, inventory purchases can be seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise.

Cash Flows From Operating Activities. Net cash provided by operating activities was $26.0 million in the first quarter of 2014 compared to $30.2 million in the same period of 2013.  Sources of cash provided during the first quarter of 2014 included net income adjusted for noncash expenses such as depreciation, loss on disposal of property and equipment, deferred income taxes and stock-based compensation expense, totaling $16.1 million (compared to $13.9 million in the first quarter of 2013).  Other significant sources of cash in the first quarter of 2014 were (1) a $13.8 million decrease in inventory (compared to a $33.0 million decrease in the first quarter of fiscal 2013) due to apparel retail seasonality which typically results in having more inventory at the beginning of the spring selling season than at the end, and (2) a $4.4 million change in the income tax receivable/payable (compared to a $2.2 million change in the first quarter of fiscal 2013) due to income tax expense being accrued on first quarter pretax income while no estimated tax payments were due during the quarter.  The only significant use of cash from operating activities was an $8.4 million decrease in accounts payable (compared to a $22.2 million decrease in the first quarter of 2013) due to the decline in inventory discussed above.

Cash Flows From Investing Activities. Cash used in investing activities was $2.5 million in the first quarter of both 2014 and 2013.  Cash used for purchases of property and equipment totaled $1.8 million and $3.0 million in the first quarter of 2014 and 2013, respectively.

Cash Flows From Financing Activities. Cash flows from financing activities were insignificant in the first thirteen weeks of both 2014 and 2013.

Cash Requirements

Our principal sources of liquidity consist of: (i) cash and cash equivalents (which equaled $81.4 million as of May 3, 2014); (ii) short-term and long-term investment securities (which equaled $7.3 million and $19.1 million, respectively, as of May 3, 2014); (iii) short-term trade credit; (iv) cash generated from operations on an ongoing basis as we sell our merchandise inventory; and (v) a $50 million revolving credit facility. Trade credit represents a significant source of financing for inventory purchases and arises from customary payment terms and trade practices with our vendors.  Historically, our principal liquidity requirements have been for working capital and capital expenditure needs.

We believe that our existing sources of liquidity will be sufficient to fund our operations and anticipated capital expenditures for at least the next 12 months.

Critical Accounting Policies

The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. There have been no material changes to the Critical Accounting Policies outlined in the Company’s Annual Report on Form 10-K for the year ended February 1, 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risk during the thirteen weeks ended May 3, 2014 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended February 1, 2014.

Item 4. Controls and Procedures.

We have carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 3, 2014 pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer each concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information has been accumulated and communicated to our management, including the officers who certify our financial reports, as appropriate, to allow timely decisions regarding the required disclosures.

Our disclosure controls and procedures are designed to provide reasonable assurance that the controls and procedures will meet their objectives. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended May 3, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 24, 2012, a suit was filed in the United States District Court for the Northern District of Alabama, Middle Division, by certain individuals as a purported collective action on behalf of current and former employees of the Company holding store managerial positions.  The plaintiffs allege that store managers have been improperly classified as exempt from the obligation to pay overtime in violation of the Fair Labor Standards Act.  We are vigorously defending the claims that have been asserted in this lawsuit.  The trial court has conditionally certified a class of store managers and ruled that store managers in the conditional class who signed arbitration agreements are not subject to arbitration.  The trial court’s ruling regarding arbitration was affirmed on appeal by a panel of the United States Court of Appeals for the Eleventh Circuit.  Notwithstanding the initial actions by the trial court, the conditional class may be subject to decertification at the close of discovery.  Because no discovery has been conducted to date, we are unable to determine the probability of any particular outcome and it is not reasonably possible to estimate a range of loss with respect to this matter.  Accordingly, no accrual for costs has been recorded, and the potential impact of this matter on our financial position, results of operations and cash flows cannot be determined at this time.

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

Item 1A. Risk Factors.

There are no material changes to the Risk Factors described under the section “ITEM 1A. RISK FACTORS” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

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

101

The following financial information from Citi Trends, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 3, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of May 3, 2014 and February 1, 2014, (ii) the Condensed Consolidated Statements of Income for the thirteen-week periods ended May 3, 2014 and May 4, 2013, (iii) the Condensed Consolidated Statements of Cash Flows for the thirteen-week periods ended May 3, 2014 and May 4, 2013, and (iv) Notes to the Condensed Consolidated Financial Statements.*^

*                    Included herewith.

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

Date: June 10, 2014

	By:	/s/ Bruce D. Smith
	Name:	Bruce D. Smith
	Title:	Executive Vice President, Chief Financial Officer and Secretary