Form 10-Q
period 2014-08-02
Citi Trends Inc
filed 2014-09-03
CIK 1318484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2014

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

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 18, 2014
Common Stock, $.01 par value	15,579,517 shares

CITI TRENDS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Citi Trends, Inc.

Condensed Consolidated Balance Sheets

August 2, 2014 and February 1, 2014

(Unaudited)

(in thousands, except share data)

	August 2,	February 1,
	2014	2014
Assets
Current assets:
Cash and cash equivalents	$70,707	$58,928
Short-term investment securities	13,033	6,004
Inventory	120,456	126,501
Prepaid and other current assets	14,825	11,221
Income tax receivable	—	394
Deferred tax asset	4,320	4,711
Total current assets	223,341	207,759
Property and equipment, net of accumulated depreciation of $172,112 and $161,868 as of August 2, 2014 and February 1, 2014, respectively	51,746	56,154
Long-term investment securities	18,135	19,777
Deferred tax asset	7,167	6,932
Other assets	663	686
Total assets	$301,052	$291,308
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$58,845	$60,037
Accrued expenses	16,228	14,651
Accrued compensation	9,658	9,548
Income tax payable	1,500	—
Layaway deposits	1,824	515
Total current liabilities	88,055	84,751
Other long-term liabilities	6,588	7,686
Total liabilities	94,643	92,437
Stockholders’ equity:
Common stock, $0.01 par value. Authorized 32,000,000 shares; 15,745,478 shares issued as of August 2, 2014 and 15,604,805 shares issued as of February 1, 2014; 15,579,728 shares outstanding as of August 2, 2014 and 15,439,055 outstanding as of February 1, 2014	151	150
Paid-in-capital	83,852	82,815
Retained earnings	122,571	116,071
Treasury stock, at cost; 165,750 shares as of August 2, 2014 and February 1, 2014	(165)	(165)
Total stockholders’ equity	206,409	198,871
Commitments and contingencies (note 10)
Total liabilities and stockholders’ equity	$301,052	$291,308

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Operations

Twenty-Six Weeks Ended August 2, 2014 and August 3, 2013

(Unaudited)

(in thousands, except per share data)

	Twenty-Six Weeks Ended
	August 2,	August 3,
	2014	2013
Net sales	$333,003	$319,649

Cost of sales (exclusive of depreciation shown separately below)	(206,307)	(202,804)
Selling, general and administrative expenses	(107,172)	(103,828)
Depreciation	(10,268)	(11,262)
Asset impairment	(83)	(681)
Income from operations	9,173	1,074
Interest income	92	135
Interest expense	(104)	(96)
Income before income tax expense	9,161	1,113
Income tax expense	2,661	442
Net income	$6,500	$671

Basic net income per common share	$0.44	$0.05
Diluted net income per common share	$0.43	$0.05

Weighted average number of shares outstanding
Basic	14,937	14,776
Diluted	14,946	14,778

Citi Trends, Inc.

Condensed Consolidated Statements of Operations

Thirteen Weeks Ended August 2, 2014 and August 3, 2013

(Unaudited)

(in thousands, except per share data)

	Thirteen Weeks Ended
	August 2,	August 3,
	2014	2013
Net sales	$144,987	$137,821

Cost of sales (exclusive of depreciation shown separately below)	(91,540)	(88,299)
Selling, general and administrative expenses	(53,197)	(51,920)
Depreciation	(5,108)	(5,667)
Asset impairment	(83)	(654)
Loss from operations	(4,941)	(8,719)
Interest income	39	67
Interest expense	(56)	(49)
Loss before income tax benefit	(4,958)	(8,701)
Income tax benefit	(2,379)	(3,208)
Net loss	$(2,579)	$(5,493)

Basic net loss per common share	$(0.17)	$(0.37)
Diluted net loss per common share	$(0.17)	$(0.37)

Weighted average number of shares outstanding
Basic	14,972	14,801
Diluted	14,972	14,801

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Cash Flows

Twenty-Six Weeks Ended August 2, 2014 and August 3, 2013

(Unaudited)

(in thousands)

	Twenty-Six Weeks Ended
	August 2,	August 3,
	2014	2013
Operating activities:
Net income	$6,500	$671
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,268	11,262
Asset impairment	83	681
Loss on disposal of property and equipment	1	1
Deferred income taxes	156	(40)
Noncash stock-based compensation expense	2,116	1,772
Excess tax benefits from stock-based payment arrangements	(332)	356
Changes in assets and liabilities:
Inventory	6,045	21,071
Prepaid and other current assets	(3,604)	(2,879)
Other assets	23	25
Accounts payable	(1,192)	1,602
Accrued expenses and other long-term liabilities	184	(236)
Accrued compensation	110	822
Income tax receivable/payable	2,226	79
Layaway deposits	1,309	1,243
Net cash provided by operating activities	23,893	36,430
Investing activities:
Sales/redemptions of investment securities	5,937	2,715
Purchases of investment securities	(11,324)	(8,390)
Purchases of property and equipment	(5,649)	(5,837)
Net cash used in investing activities	(11,036)	(11,512)
Financing activities:
Excess tax benefits from stock-based payment arrangements	332	(356)
Cash used to settle withholding taxes on the vesting of nonvested restricted stock	(1,410)	(583)
Net cash used in financing activities	(1,078)	(939)
Net increase in cash and cash equivalents	11,779	23,979
Cash and cash equivalents:
Beginning of period	58,928	37,263
End of period	$70,707	$61,242

Supplemental disclosures of cash flow information:
Cash paid for interest	$70	$63
Cash payments of income taxes	$279	$403
Supplemental disclosures of noncash investing activities:
Increase in accrual for purchases of property and equipment	$295	$325

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

August 2, 2014

1. Basis of Presentation

Citi Trends, Inc. and its subsidiary (the “Company”) operate as a value-priced retailer of urban fashion apparel and accessories for the entire family.  As of August 2, 2014, the Company operated 509 stores in 29 states.

The condensed consolidated balance sheet as of August 2, 2014, the condensed consolidated statements of operations for the twenty-six and thirteen week periods ended August 2, 2014 and August 3, 2013, and the condensed consolidated statements of cash flows for the twenty-six week periods ended August 2, 2014 and August 3, 2013 have been prepared by the Company without audit. The condensed consolidated balance sheet as of February 1, 2014 has been derived from the audited financial statements as of that date, but does not include all required year-end disclosures.  In the opinion of management, such statements include all adjustments considered necessary to present fairly the Company’s financial position as of August 2, 2014 and February 1, 2014, and its results of operations and cash flows for all periods presented.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended February 1, 2014.

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all information and footnotes required by U.S. GAAP for complete financial statements.  Operating results for the interim periods ended August 2, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2015.

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

The dilutive effect of stock-based compensation arrangements is accounted for using the treasury stock method.  This method assumes that the proceeds the Company receives from the exercise of stock options are used to repurchase common shares in the market.  The Company includes as assumed proceeds the amount of compensation cost attributed to future services and not yet recognized, and the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of outstanding options and vesting of nonvested restricted stock.  For the twenty-six weeks ended August 2, 2014 and August 3, 2013, there were 30,000 and 46,000 stock options, respectively, and 598,000 and 609,000 shares of nonvested restricted stock, respectively, excluded from the calculation of diluted earnings per share because of antidilution.  For the thirteen weeks ended August 2, 2014 and August 3, 2013, there were 30,000 and 46,000 stock options, respectively, and 607,000 and 657,000 shares of nonvested restricted stock, respectively, excluded from the calculation of diluted earnings per share because of antidilution.

The following table provides a reconciliation of the average number of common shares outstanding used to calculate basic earnings per share to the number of common shares and common stock equivalents outstanding used in calculating diluted earnings per share for the twenty-six and thirteen week periods ended August 2, 2014 and August 3, 2013:

	Twenty-Six Weeks Ended
	August 2, 2014	August 3, 2013
Average number of common shares outstanding	14,936,540	14,776,427
Incremental shares from assumed exercises of stock options	990	1,517
Incremental shares from assumed vesting of nonvested restricted stock	8,012	—
Average number of common shares and common stock equivalents outstanding	14,945,542	14,777,944

	Thirteen Weeks Ended
	August 2, 2014	August 3, 2013
Average number of common shares outstanding	14,972,186	14,801,217
Incremental shares from assumed exercises of stock options	—	—
Incremental shares from assumed vesting of nonvested restricted stock	—	—
Average number of common shares and common stock equivalents outstanding	14,972,186	14,801,217

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

As of August 2, 2014, the Company’s investment securities are classified as held-to-maturity since the Company has the intent and ability to hold the investments to maturity.  Such securities are carried at amortized cost plus accrued interest and consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Obligations of states and municipalities (Level 2)	$4,499	$2	$—	$4,501
Obligations of the U. S. Treasury (Level 1)	7,542	10	—	7,552
Bank certificates of deposit (Level 2)	992	—	—	992
	$13,033	$12	$—	$13,045
Long-term:
Obligations of the U. S. Treasury (Level 1)	$8,838	$6	$(2)	$8,842
Bank certificates of deposit (Level 2)	9,297	—	—	9,297
	$18,135	$6	$(2)	$18,139

The amortized cost and fair market value of investment securities as of August 2, 2014 by contractual maturity are as follows (in thousands):

	Amortized Cost	Fair Market Value
Mature in one year or less	$13,033	$13,045
Mature after one year through five years	18,135	18,139
	$31,168	$31,184

As of February 1, 2014, the Company’s investment securities were classified as held-to-maturity and consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Bank certificates of deposit (Level 2)	$6,004	$—	$—	$6,004
Long-term:
Obligations of the U. S. Treasury (Level 1)	$15,152	$19	$—	$15,171
Bank certificates of deposit (Level 2)	4,625	—	—	4,625
	$19,777	$19	$—	$19,796

The amortized cost and fair market value of investment securities as of February 1, 2014 by contractual maturity were as follows (in thousands):

	Amortized Cost	Fair Market Value
Mature in one year or less	$6,004	$6,004
Mature after one year through five years	19,777	19,796
	$25,781	$25,800

There were no changes among the levels in the twenty-six weeks ended August 2, 2014.

Fair market values of Level 2 investments are determined by management with the assistance of a third party pricing service.  Because quoted prices in active markets for identical assets are not available, these prices are determined by the third party pricing service using observable market information such as quotes from less active markets and quoted prices of similar securities.

6. Impairment of Long-Lived Assets

If facts and circumstances indicate that a long-lived asset may be impaired, the carrying value is reviewed. If this review indicates that the carrying value of the asset will not be recovered as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value.  Non-cash impairment expense related to leasehold improvements and fixtures and equipment at underperforming stores totaled $0.1 million in the twenty-six and thirteen week periods ended August 2, 2014.  There was $0.7 million of impairment expense in the twenty-six and thirteen week periods ended August 3, 2013.

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

ASC 740 requires companies to calculate income taxes by applying their estimated full-year tax rate in each interim period unless the estimated full-year tax rate is not reliably predictable.  For the twenty-six weeks ended August 2, 2014, the Company utilized this annual effective tax rate method to calculate income taxes; however, for the twenty-six weeks ended August 3, 2013, the Company used the discrete effective tax rate method, as allowed by ASC 740-270, “Income Taxes - Interim Reporting”.  Under the discrete method, the Company determines its tax expense based upon actual results as if the interim period were an annual period.  The Company concluded that the use of the discrete method for the twenty-six weeks ended August 3, 2013 was more appropriate than the annual effective tax rate method, because the annual rate method would not be reliable due to its sensitivity to minimal changes in forecasted annual pre-tax earnings.

Comparisons of the effective tax rates for the twenty-six and thirteen week periods ended August 2, 2014 and August 3, 2013 are affected by a valuation allowance established in the second quarter of 2013 when the Company concluded that its ability to utilize certain tax credits in one state was no longer more likely than not.  The effect of the 2013 valuation allowance was to increase income tax expense by $0.4 million.

9. Other Long-Term Liabilities

The components of other long-term liabilities as of August 2, 2014 and February 1, 2014 are as follows (in thousands):

	August 2, 2014	February 1, 2014
Deferred rent	$1,472	$2,051
Tenant improvement allowances	3,118	3,823
Other	1,998	1,812
	$6,588	$7,686

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

On February 24, 2012, a suit was filed in the United States District Court for the Northern District of Alabama, Middle Division, by certain individuals as a purported collective action on behalf of current and former employees of the Company holding store managerial positions.  The plaintiffs allege that store managers have been improperly classified as exempt from the obligation to pay overtime in violation of the Fair Labor Standards Act.  The Company is vigorously defending the claims that have been asserted in this lawsuit.  The trial court has conditionally certified a class of store managers and ruled that store managers in the conditional class who signed arbitration agreements are not subject to arbitration.  The trial court’s ruling regarding arbitration was affirmed on appeal by a panel of the United States Court of Appeals for the Eleventh Circuit.  Notwithstanding the initial actions by the trial court, the conditional class may be subject to decertification at the close of discovery.  At this stage of the litigation, the Company is unable to determine the probability of any particular outcome and it is not reasonably possible to estimate a range of loss with respect to this matter.  Accordingly, no accrual for costs has been recorded, and the potential impact of this matter on the Company’s financial position, results of operations and cash flows cannot be determined at this time.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Except for specific historical information, many of the matters discussed in this Form 10-Q may express or imply projections of revenues or expenditures, statements of plans and objectives for future operations, growth or initiatives, statements of future economic performance, or statements regarding the outcome or impact of pending or threatened litigation. These, and similar statements, are forward-looking statements concerning matters that involve risks, uncertainties and other factors that may cause the actual performance of the Company to differ materially from those expressed or implied by these statements. All forward-looking information should be evaluated in the context of these risks, uncertainties and other factors. The words “believe,” “anticipate,” “project,” “plan,” “expect,” “estimate,” “objective,” “forecast,” “goal,” “intend,” “could,” “will likely result,” or “will continue” and similar words and expressions generally identify forward-looking statements, although not all forward-looking statements contain such words. The Company believes the assumptions underlying these forward-looking statements are reasonable; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in the forward-looking statements.

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

Overview

We are a value-priced retailer of urban fashion apparel and accessories for the entire family. Our merchandise offerings are designed to appeal to the preferences of fashion conscious consumers, particularly African-Americans. We operated 509 stores in both urban and rural markets in 29 states as of August 2, 2014.

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

In addition to sales, we measure cost of sales as a percentage of sales and store operating expenses, with a particular focus on labor, as a percentage of sales. These results translate into store level contribution, which we use to evaluate overall performance of each individual store. Finally, we monitor corporate expenses against budgeted amounts.  All of the statistics discussed above are critical components of earnings before interest, taxes, depreciation and amortization (“EBITDA”) and Adjusted EBITDA (comprised of EBITDA plus non-cash asset impairment expense), which are considered our most important operating statistics.  Although non-GAAP measures such as EBITDA and Adjusted EBITDA provide useful information on an operating cash flow basis, they are limited measures in that they exclude the impact of cash requirements for capital expenditures, income taxes and interest expense.  Therefore, EBITDA and Adjusted EBITDA should be used as supplements to results of operations and cash flows as reported under U.S. GAAP and should not be used as a singular measure of operating performance or as a substitute for U.S. GAAP results.

Provided below is a reconciliation of net income to EBITDA and to Adjusted EBITDA for the twenty-six and thirteen week periods ended August 2, 2014 and August 3, 2013:

	Twenty-Six Weeks Ended		Thirteen Weeks Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013

Net income (loss)	$6,500	$671	$(2,579)	$(5,493)

Plus:
Interest expense	104	96	56	49
Income tax expense	2,661	442	—	—
Depreciation	10,268	11,262	5,108	5,667

Less:
Interest income	(92)	(135)	(39)	(67)
Income tax benefit	—	—	(2,379)	(3,208)
EBITDA	19,441	12,336	167	(3,052)

Asset impairment	83	681	83	654

Adjusted EBITDA	$19,524	$13,017	$250	$(2,398)

Accounting Periods

The following discussion contains references to fiscal years 2014 and 2013, which represent fiscal years ending or ended on January 31, 2015 and February 1, 2014, respectively. Fiscal 2014 and fiscal 2013 both have 52-week accounting periods. This discussion and analysis should be read with the unaudited condensed consolidated financial statements and the notes thereto that are contained herein.

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

Twenty-Six Weeks Ended August 2, 2014 and August 3, 2013

Net Sales.  Net sales increased $13.4 million, or 4.2%, to $333.0 million in the first half of 2014 from $319.6 million in the first half of 2013, consisting of a 4.7% increase in comparable store sales, net of the impact of closing nine stores in 2013.  The increase in comparable store sales was reflected in a 6% increase in the number of customer transactions and a 1% increase in the average number of items per transaction, partially offset by an average unit sale that declined by more than 2%.  Comparable store sales changes by major merchandise class were as follows in the first half of 2014:  Home +25%; Accessories +23%; Children’s 0%; Men’s -1%; and Ladies’ -6%.

The 4.7% comparable store sales increase in the 504 comparable stores totaled $14.7 million, while store closing and opening activity resulted in a decrease of $1.3 million in sales.

Cost of Sales (exclusive of depreciation).  Cost of sales (exclusive of depreciation) increased $3.5 million, or 1.7%, to $206.3 million in the first half of 2014 from $202.8 million in last year’s first half due to the effect of the increase in sales discussed above, partially offset by an improvement in cost of sales as a percentage of sales to 62.0% in the first half of 2014 from 63.4% in the first half of 2013.  The decrease in cost of sales as a percentage of sales was due entirely to an increase in the core merchandise margin (initial mark-up, net of markdowns) as the result of improved sales and the resulting need for fewer merchandise markdowns in this year’s first half.  A more conservative inventory position as we entered 2014 also contributed to the reduction in merchandise markdowns.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $3.4 million, or 3.2%, to $107.2 million in the first half of 2014 from $103.8 million in last year’s first half due primarily to normal inflationary pressure on expenses such as rent, payroll, utilities and employee medical claims.  As a percentage of sales, selling, general and administrative expenses decreased to 32.2% in the first half of 2014 from 32.5% in the first half of 2013, due primarily to the leveraging effect associated with the 4.7% increase in comparable store sales discussed above.

Depreciation.  Depreciation expense decreased $1.0 million, or 8.8%, to $10.3 million in the first half of 2014 from $11.3 million in the first half of 2013 due to the slowing of our store opening pace in relation to previous years.

Asset Impairment.  Impairment charges for property and equipment at certain underperforming stores decreased $0.6 million to $0.1 million in the first half of 2014 from $0.7 million in the first half of 2013 due to the improvement in the Company’s operating results.

Income Tax Expense.  Income tax expense increased $2.3 million to $2.7 million in this year’s first half from $0.4 million in the first half of 2013 due to an improvement in pretax income, partially offset by a decrease in the effective income tax rate to 29.0% from 39.7%.  The income tax expense rate for the first half of 2014 was lower than the rate for last year’s first half, because a valuation allowance was established in the second quarter of 2013 when the Company concluded that its ability to utilize certain tax credits in one state was no longer more likely than not.  The effect of the 2013 valuation allowance was to increase income tax expense by $0.4 million.

Net Income.  Net income increased to $6.5 million in the first half of 2014 from $0.7 million in the first half of 2013 due to the factors discussed above.

Thirteen Weeks Ended August 2, 2014 and August 3, 2013

Net Sales.  Net sales increased $7.2 million, or 5.2%, to $145.0 million in the second quarter of 2014 from $137.8 million in the second quarter of 2013, consisting of a 5.3% increase in comparable store sales, net of the impact of closing three stores during or after the second quarter of 2013.  The increase in comparable store sales was reflected in an increase of more than 7% in the number of customer transactions, partially offset by an average unit sale that was 2% lower.  Comparable store sales changes by major merchandise class were as follows in the second quarter of 2014:  Home + 28%; Accessories +24%; Men’s +1%; Children’s -1%; and Ladies’ -4%.

The 5.3% comparable store sales increase in the 504 comparable stores totaled $7.2 million, while store closing and opening activity resulted in a decrease of less than $0.1 million in sales.

Cost of sales (exclusive of depreciation).  Cost of sales (exclusive of depreciation) increased $3.2 million, or 3.7%, to $91.5 million in the second quarter of 2014 from $88.3 million in last year’s second quarter due to the effect of the increase in sales discussed above, partially offset by an improvement in cost of sales as a percentage of sales to 63.1% in the second quarter of 2014 from 64.1% in the second quarter of 2013.  The decrease in cost of sales as a percentage of sales was due to an improvement of 110 basis points in the core merchandise margin (initial mark-up, net of markdowns) as the result of improved sales and the resulting need for fewer merchandise markdowns in this year’s second quarter.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $1.3 million, or 2.5%, to $53.2 million in the second quarter of 2014 from $51.9 million in last year’s second quarter.  As a percentage of sales, selling, general and administrative expenses decreased to 36.7% in the second quarter of 2014 from 37.7% in the second quarter of 2013, due to the leveraging effect associated with the 5.3% increase in comparable store sales discussed above.

Depreciation.  Depreciation expense decreased $0.6 million, or 9.9%, to $5.1 million in the second quarter of 2014 from $5.7 million in the second quarter of 2013, due to the slowing of our store opening pace in relation to previous years.

Asset Impairment.   Impairment charges for property and equipment at certain underperforming stores decreased $0.6 million to $0.1 million in the second quarter of 2014 from $0.7 million in the second quarter of 2013 due to the improvement in the Company’s operating results.

Income Tax Benefit.  Income tax benefit decreased $0.8 million to $2.4 million in this year’s second quarter from $3.2 million in the second quarter of 2013 due to a decrease in pretax loss, partially offset by an increase in the effective income tax rate to 48.0% from 36.9%.  The income tax benefit rate for the second quarter of 2014 was higher than the rate for last year’s second quarter, because a valuation allowance was established in the second quarter of 2013 when the Company concluded that its ability to utilize certain tax credits in one state was no longer more likely than not.  The effect of the 2013 valuation allowance was to decrease income tax benefit by $0.4 million.

Net Loss.  Net loss decreased to $2.6 million in the second quarter of 2014 from $5.5 million in the second quarter of 2013 due to the factors discussed above.

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

Current Financial Condition. As of August 2, 2014, we had total cash and cash equivalents of $70.7 million compared to $58.9 million as of February 1, 2014. Additionally, we had $13.0 million and $18.1 million of short-term and long-term investment securities, respectively, as of

August 2, 2014, compared to $6.0 million and $19.8 million, respectively, as of February 1, 2014.  These securities are comprised of bank certificates of deposit and obligations of the U.S. Treasury, states and municipalities. Inventory represented 40.0% of our total assets as of August 2, 2014.  Management’s ability to manage our inventory can have a significant impact on our cash flows from operations during a given interim period or fiscal year. In addition, inventory purchases can be seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise.

Cash Flows From Operating Activities. Net cash provided by operating activities was $23.9 million in the first half of 2014 compared to $36.4 million in the same period of 2013.  Sources of cash provided during the first half of 2014 included net income adjusted for noncash expenses such as depreciation, asset impairment, loss on disposal of property and equipment, deferred income taxes and stock-based compensation expense, totaling $19.1 million (compared to $14.3 million in the first half of 2013).  The other significant source of cash in the first half of 2014 was a $6.0 million decrease in inventory (compared to a $21.1 million decrease in the first half of 2013, partially reflecting for 2013, management efforts to tightly control inventory in a challenging sales environment) due to seasonality in our business which necessitates that we have more inventory at the beginning of the spring season than at the beginning of the back-to-school season, based on sales volumes during those periods of time.

Significant uses of cash during the first half of 2014 consisted of a $3.6 million increase in prepaid and other current assets (compared to a $2.9 million increase in the first half of 2013) due primarily to a higher level of charge card receivables at the end of the second quarter than at year end.  Charge card receivables are comprised of charge card sales during the last three days of a quarter that are not funded until after quarter end.  Since sales are typically much higher at the end of the second quarter than at a fiscal year end, the related charge card receivables are also higher.

Cash Flows From Investing Activities. Cash used in investing activities was $11.0 million in the first half of 2014 compared to $11.5 million in the first half of 2013.  Cash used for purchases of property and equipment totaled $5.6 million and $5.8 million in the first half of 2014 and 2013, respectively.  Purchases of investment securities, net of sales/redemptions, used cash of $5.4 million and $5.7 million in the first half of 2014 and 2013, respectively.

Cash Flows From Financing Activities. Cash flows from financing activities were insignificant in the first twenty-six weeks of both 2014 and 2013.

Cash Requirements

Our principal sources of liquidity consist of: (i) cash and cash equivalents (which equaled $70.7 million as of August 2, 2014); (ii) short-term and long-term investment securities (which equaled $13.0 million and $18.1 million, respectively, as of August 2, 2014); (iii) short-term trade credit; (iv) cash generated from operations on an ongoing basis as we sell our merchandise inventory; and (v) a $50 million revolving credit facility (under which the Company has no borrowings outstanding). Trade credit represents a significant source of financing for inventory purchases and arises from customary payment terms and trade practices with our vendors.  Historically, our principal liquidity requirements have been for working capital and capital expenditure needs.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risk during the twenty-six weeks ended August 2, 2014 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended February 1, 2014.

Item 4. Controls and Procedures.

We have carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of August 2, 2014 pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer each concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information has been accumulated and communicated to our management, including the officers who certify our financial reports, as appropriate, to allow timely decisions regarding the required disclosures.

Our disclosure controls and procedures are designed to provide reasonable assurance that the controls and procedures will meet their objectives. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended August 2, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 24, 2012, a suit was filed in the United States District Court for the Northern District of Alabama, Middle Division, by certain individuals as a purported collective action on behalf of current and former employees of the Company holding store managerial positions.  The plaintiffs allege that store managers have been improperly classified as exempt from the obligation to pay overtime in violation of the Fair Labor Standards Act.  We are vigorously defending the claims that have been asserted in this lawsuit.  The trial court has conditionally certified a class of store managers and ruled that store managers in the conditional class who signed arbitration agreements are not subject to arbitration.  The trial court’s ruling regarding arbitration was affirmed on appeal by a panel of the United States Court of Appeals for the Eleventh Circuit.  Notwithstanding the initial actions by the trial court, the conditional class may be subject to decertification at the close of discovery.  At this stage of the litigation, we are unable to determine the probability of any particular outcome and it is not reasonably possible to estimate a range of loss with respect to this matter.  Accordingly, no accrual for costs has been recorded, and the potential impact of this matter on our financial position, results of operations and cash flows cannot be determined at this time.

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

101

The following financial information from Citi Trends, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of August 2, 2014 and February 1, 2014, (ii) the Condensed Consolidated Statements of Operations for the twenty-six and thirteen-week periods ended August 2, 2014 and August 3, 2013, (iii) the Condensed Consolidated Statements of Cash Flows for the twenty-six week periods ended August 2, 2014 and August 3, 2013, and (iv) Notes to the Condensed Consolidated Financial Statements.*^

*                    Included herewith.

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

Date: September 3, 2014

	By:	/s/ Bruce D. Smith
	Name:	Bruce D. Smith
	Title:	Executive Vice President, Chief Financial Officer and Secretary