Form 10-Q
period 2014-11-01
Citi Trends Inc
filed 2014-12-08
CIK 1318484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2014

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

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 24, 2014
Common Stock, $.01 par value	15,578,367 shares

CITI TRENDS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Citi Trends, Inc.

Condensed Consolidated Balance Sheets

November 1, 2014 and February 1, 2014

(Unaudited)

(in thousands, except share data)

	November 1,	February 1,
	2014	2014
Assets
Current assets:
Cash and cash equivalents	$65,991	$58,928
Short-term investment securities	13,988	6,004
Inventory	128,516	126,501
Prepaid and other current assets	13,038	11,221
Income tax receivable	755	394
Deferred tax asset	4,865	4,711
Total current assets	227,153	207,759
Property and equipment, net of accumulated depreciation of $176,883 and $161,868 as of November 1, 2014 and February 1, 2014, respectively	49,756	56,154
Long-term investment securities	24,038	19,777
Deferred tax asset	6,354	6,932
Other assets	651	686
Total assets	$307,952	$291,308
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$63,478	$60,037
Accrued expenses	17,366	14,651
Accrued compensation	13,481	9,548
Layaway deposits	2,359	515
Total current liabilities	96,684	84,751
Other long-term liabilities	6,247	7,686
Total liabilities	102,931	92,437
Stockholders’ equity:
Common stock, $0.01 par value. Authorized 32,000,000 shares; 15,752,907 shares issued as of November 1, 2014 and 15,604,805 shares issued as of February 1, 2014; 15,587,157 shares outstanding as of November 1, 2014 and 15,439,055 outstanding as of February 1, 2014	151	150
Paid-in-capital	84,671	82,815
Retained earnings	120,364	116,071
Treasury stock, at cost; 165,750 shares as of November 1, 2014 and February 1, 2014	(165)	(165)
Total stockholders’ equity	205,021	198,871
Commitments and contingencies (note 10)
Total liabilities and stockholders’ equity	$307,952	$291,308

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Operations

Thirty-Nine Weeks Ended November 1, 2014 and November 2, 2013

(Unaudited)

(in thousands, except per share data)

	Thirty-Nine Weeks Ended
	November 1,	November 2,
	2014	2013
Net sales	$489,697	$465,011

Cost of sales (exclusive of depreciation shown separately below)	(304,849)	(294,878)
Selling, general and administrative expenses	(163,526)	(155,976)
Depreciation	(15,306)	(16,716)
Asset impairment	(83)	(1,237)
Gain on sale of former distribution center	—	1,526
Income (loss) from operations	5,933	(2,270)
Interest income	135	213
Interest expense	(152)	(145)
Income (loss) before income tax (expense) benefit	5,916	(2,202)
Income tax (expense) benefit	(1,623)	1,201
Net income (loss)	$4,293	$(1,001)

Basic net income (loss) per common share	$0.29	$(0.07)
Diluted net income (loss) per common share	$0.29	$(0.07)

Weighted average number of shares outstanding
Basic	14,952	14,789
Diluted	14,985	14,789

Citi Trends, Inc.

Condensed Consolidated Statements of Operations

Thirteen Weeks Ended November 1, 2014 and November 2, 2013

(Unaudited)

(in thousands, except per share data)

	Thirteen Weeks Ended
	November 1,	November 2,
	2014	2013
Net sales	$156,694	$145,362

Cost of sales (exclusive of depreciation shown separately below)	(98,542)	(92,074)
Selling, general and administrative expenses	(56,354)	(52,148)
Depreciation	(5,038)	(5,454)
Asset impairment	—	(556)
Gain on sale of former distribution center	—	1,526
Loss from operations	(3,240)	(3,344)
Interest income	43	78
Interest expense	(48)	(49)
Loss before income tax benefit	(3,245)	(3,315)
Income tax benefit	1,038	1,643
Net loss	$(2,207)	$(1,672)

Basic net loss per common share	$(0.15)	$(0.11)
Diluted net loss per common share	$(0.15)	$(0.11)

Weighted average number of shares outstanding
Basic	14,982	14,815
Diluted	14,982	14,815

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Cash Flows

Thirty-Nine Weeks Ended November 1, 2014 and November 2, 2013

(Unaudited)

(in thousands)

	Thirty-Nine Weeks Ended
	November 1,	November 2,
	2014	2013
Operating activities:
Net income (loss)	$4,293	$(1,001)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	15,306	16,716
Asset impairment	83	1,237
Gain on sale of former distribution center	—	(1,526)
Loss on disposal of property and equipment	20	1
Deferred income taxes	424	(1,002)
Noncash stock-based compensation expense	3,043	2,572
Excess tax benefits from stock-based payment arrangements	(317)	294
Changes in assets and liabilities:
Inventory	(2,015)	18,270
Prepaid and other current assets	(1,817)	(2,089)
Other assets	35	41
Accounts payable	3,441	(3,761)
Accrued expenses and other long-term liabilities	1,354	1,020
Accrued compensation	3,933	3,951
Income tax receivable/payable	(44)	(602)
Layaway deposits	1,844	1,737
Net cash provided by operating activities	29,583	35,858
Investing activities:
Sales/redemptions of investment securities	7,340	3,736
Purchases of investment securities	(19,585)	(23,481)
Proceeds from sale of former distribution center	—	2,941
Purchases of property and equipment	(9,089)	(7,829)
Net cash used in investing activities	(21,334)	(24,633)
Financing activities:
Excess tax benefits from stock-based payment arrangements	317	(294)
Proceeds from the exercise of stock options	—	44
Cash used to settle withholding taxes on the vesting of nonvested restricted stock	(1,503)	(653)
Net cash used in financing activities	(1,186)	(903)
Net increase in cash and cash equivalents	7,063	10,322
Cash and cash equivalents:
Beginning of period	58,928	37,263
End of period	$65,991	$47,585

Supplemental disclosures of cash flow information:
Cash paid for interest	$102	$95
Cash payments of income taxes	$1,243	$404
Supplemental disclosures of noncash investing activities:
(Decrease) increase in accrual for purchases of property and equipment	$(78)	$109

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

November 1, 2014

1. Basis of Presentation

Citi Trends, Inc. and its subsidiary (the “Company”) operate as a value-priced retailer of urban fashion apparel and accessories for the entire family.  As of November 1, 2014, the Company operated 512 stores in 29 states.

The condensed consolidated balance sheet as of November 1, 2014, the condensed consolidated statements of operations for the thirty-nine and thirteen week periods ended November 1, 2014 and November 2, 2013, and the condensed consolidated statements of cash flows for the thirty-nine week periods ended November 1, 2014 and November 2, 2013 have been prepared by the Company without audit. The condensed consolidated balance sheet as of February 1, 2014 has been derived from the audited financial statements as of that date, but does not include all required year-end disclosures.  In the opinion of management, such statements include all adjustments considered necessary to present fairly the Company’s financial position as of November 1, 2014 and February 1, 2014, and its results of operations and cash flows for all periods presented.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended February 1, 2014.

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all information and footnotes required by U.S. GAAP for complete financial statements.  Operating results for the interim periods ended November 1, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2015.

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

The dilutive effect of stock-based compensation arrangements is accounted for using the treasury stock method.  This method assumes that the proceeds the Company receives from the exercise of stock options are used to repurchase common shares in the market.  The Company includes as assumed proceeds the amount of compensation cost attributed to future services and not yet recognized, and the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of outstanding options and vesting of nonvested restricted stock.  For the thirty-nine weeks ended November 1, 2014 and November 2, 2013, there were 29,000 and 43,000 stock options, respectively, and 572,000 and 619,000 shares of nonvested restricted stock, respectively, excluded from the calculation of diluted earnings per share because of antidilution.  For the thirteen weeks ended November 1, 2014 and November 2, 2013, there were 27,000 and 36,000 stock options, respectively, and 600,000 and 639,000 shares of nonvested restricted stock, respectively, excluded from the calculation of diluted earnings per share because of antidilution.

The following table provides a reconciliation of the average number of common shares outstanding used to calculate basic earnings per share to the number of common shares and common stock equivalents outstanding used in calculating diluted earnings per share for the thirty-nine and thirteen week periods ended November 1, 2014 and November 2, 2013:

	Thirty-Nine Weeks Ended
	November 1, 2014	November 2, 2013
Average number of common shares outstanding	14,951,546	14,789,320
Incremental shares from assumed exercises of stock options	1,172	—
Incremental shares from assumed vesting of nonvested restricted stock	31,864	—
Average number of common shares and common stock equivalents outstanding	14,984,582	14,789,320

	Thirteen Weeks Ended
	November 1, 2014	November 2, 2013
Average number of common shares outstanding	14,981,559	14,815,107
Incremental shares from assumed exercises of stock options	—	—
Incremental shares from assumed vesting of nonvested restricted stock	—	—
Average number of common shares and common stock equivalents outstanding	14,981,559	14,815,107

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

As of November 1, 2014, the Company’s investment securities are classified as held-to-maturity since the Company has the intent and ability to hold the investments to maturity. Such securities are carried at amortized cost plus accrued interest and consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Obligations of states and municipalities (Level 2)	$4,089	$1	$—	$4,090
Obligations of the U. S. Treasury (Level 1)	7,525	9	—	7,534
Bank certificates of deposit (Level 2)	2,374	—	—	2,374
	$13,988	$10	$—	$13,998
Long-term:
Obligations of the U. S. Treasury (Level 1)	$8,826	$21	$1	$8,846
Bank certificates of deposit (Level 2)	15,212	1	—	15,213
	$24,038	$22	$1	$24,059

The amortized cost and fair market value of investment securities as of November 1, 2014 by contractual maturity are as follows (in thousands):

	Amortized Cost	Fair Market Value
Mature in one year or less	$13,988	$13,998
Mature after one year through five years	24,038	24,059
	$38,026	$38,057

As of February 1, 2014, the Company’s investment securities were classified as held-to-maturity and consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Bank certificates of deposit (Level 2)	$6,004	$—	$—	$6,004
Long-term:
Obligations of the U. S. Treasury (Level 1)	$15,152	$19	$—	$15,171
Bank certificates of deposit (Level 2)	4,625	—	—	4,625
	$19,777	$19	$—	$19,796

The amortized cost and fair market value of investment securities as of February 1, 2014 by contractual maturity were as follows (in thousands):

	Amortized Cost	Fair Market Value
Mature in one year or less	$6,004	$6,004
Mature after one year through five years	19,777	19,796
	$25,781	$25,800

There were no changes among the levels in the thirty-nine weeks ended November 1, 2014.

Fair market values of Level 2 investments are determined by management with the assistance of a third party pricing service.  Because quoted prices in active markets for identical assets are not available, these prices are determined by the third party pricing service using observable market information such as quotes from less active markets and quoted prices of similar securities.

6. Impairment of Long-Lived Assets

If facts and circumstances indicate that a long-lived asset may be impaired, the carrying value is reviewed. If this review indicates that the carrying value of the asset will not be recovered as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value.  Non-cash impairment expense related to leasehold improvements and fixtures and equipment at underperforming stores totaled $0.1 million and $0.0 million, respectively, in the thirty-nine and thirteen week periods ended November 1, 2014.  Impairment expense was $1.2 million and $0.6 million, respectively, in the thirty-nine and thirteen week periods ended November 2, 2013.

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

ASC 740 requires companies to calculate income taxes by applying their estimated full-year tax rate in each interim period unless the estimated full-year tax rate is not reliably predictable.  For the thirty-nine weeks ended November 1, 2014, the Company utilized this annual effective tax rate method to calculate income taxes; however, for the thirty-nine weeks ended November 2, 2013, the Company used the discrete effective tax rate method, as allowed by ASC 740-270, “Income Taxes - Interim Reporting”.  Under the discrete method, the Company determines its tax expense based upon actual results as if the interim period were an annual period.  The Company concluded that the use of the discrete method for the thirty-nine weeks ended November 2, 2013 was more appropriate than the annual effective tax rate method, because the annual rate method would not be reliable due to its sensitivity to minimal changes in forecasted annual pre-tax earnings.

Comparisons of the effective tax rates for the thirty-nine week periods ended November 1, 2014 and November 2, 2013 are affected by Work Opportunity Tax Credits (WOTC) being available to the Company in 2013, but not 2014.  Federal income tax regulations providing for WOTC expired on December 31, 2013 and have not been renewed.  The effective income tax expense rate was 27.4% in the thirty-nine weeks ended November 1, 2014, while the effective income tax benefit rate was 54.5% in the thirty-nine weeks ended November 2, 2013, with last year’s rate reflecting the benefit of WOTC.

Similarly, the comparison of the effective tax rates for the thirteen week periods ended November 1, 2014 and November 2, 2013 are affected by WOTC availability.  Since both quarters had pretax losses and income tax benefits, the effective benefit rate for the third quarter of 2014 (32.0%) was lower than the third quarter of 2013 (49.6%) due to not having WOTC this year.

9. Other Long-Term Liabilities

The components of other long-term liabilities as of November 1, 2014 and February 1, 2014 are as follows (in thousands):

	November 1, 2014	February 1, 2014
Deferred rent	$1,429	$2,051
Tenant improvement allowances	2,973	3,823
Other	1,845	1,812
	$6,247	$7,686

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

On February 24, 2012, a suit was filed in the United States District Court for the Northern District of Alabama, Middle Division, by certain individuals as a purported collective action on behalf of current and former employees of the Company holding store managerial positions.  The plaintiffs alleged that store managers have been improperly classified as exempt from the obligation to pay overtime in violation of the Fair Labor Standards Act (FLSA).  Although the Company continues to believe that its store managers are and have been properly classified as exempt employees under FLSA, the parties agreed to settle this case.  The court approved the settlement in October 2014 with no finding of wrongdoing by the Company.  Selling, general and administrative expenses include a charge totaling $1.7 million in the thirteen weeks ended November 1, 2014 for the amount of the settlement and related costs which are expected to be paid in the fourth quarter of 2014.

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

Overview

We are a value-priced retailer of urban fashion apparel and accessories for the entire family. Our merchandise offerings are designed to appeal to the preferences of fashion conscious consumers, particularly African-Americans. We operated 512 stores in both urban and rural markets in 29 states as of November 1, 2014.

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

Provided below is a reconciliation of net income (loss) to EBITDA and to Adjusted EBITDA for the thirty-nine and thirteen week periods ended November 1, 2014 and November 2, 2013:

	Thirty-Nine Weeks Ended		Thirteen Weeks Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013

Net income (loss)	$4,293	$(1,001)	$(2,207)	$(1,672)

Plus:
Interest expense	152	145	48	49
Income tax expense	1,623	—	—	—
Depreciation	15,306	16,716	5,038	5,454

Less:
Interest income	(135)	(213)	(43)	(78)
Income tax benefit	—	(1,201)	(1,038)	(1,643)
EBITDA	21,239	14,446	1,798	2,110

Asset impairment	83	1,237	—	556
Gain on sale of former distribution center	—	(1,526)	—	(1,526)

Adjusted EBITDA	$21,322	$14,157	$1,798	$1,140

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

Thirty-Nine Weeks Ended November 1, 2014 and November 2, 2013

Net Sales.  Net sales increased $24.7 million, or 5.3%, to $489.7 million in the thirty-nine weeks ended November 1, 2014 from $465.0 million in the thirty-nine weeks ended November 2, 2013, consisting of a 5.3% increase in comparable store sales and the opening of eight new stores since last year’s third quarter, partially offset by the closing of nine stores in 2013 and one store in 2014.  The increase in comparable store sales was reflected in an increase in the number of customer transactions by more than 7% and a 1% increase in the average number of items per transaction, partially offset by a 3% decrease in the average unit sale.  Comparable store sales changes by major merchandise class were as follows in the first thirty-nine weeks of 2014:  Accessories +21%; Home +20%; Men’s 0%; Children’s 0%; and Ladies’ -3%.

The 5.3% comparable store sales increase in the 503 comparable stores totaled $24.4 million, while store closing and opening activity resulted in a net increase of $0.3 million in sales.

Cost of Sales (exclusive of depreciation).  Cost of sales (exclusive of depreciation) increased $9.9 million, or 3.4%, to $304.8 million in the thirty-nine weeks ended November 1, 2014 from $294.9 million in the thirty-nine weeks ended November 2, 2013 due to the effect of the increase in sales discussed above, partially offset by an improvement in cost of sales as a percentage of sales to 62.3% in the thirty-nine weeks ended November 1, 2014 from 63.4% in the thirty-nine weeks ended November 2, 2013.  The decrease in cost of sales as a percentage of sales was due to an increase in the core merchandise margin (initial mark-up, net of markdowns) as the result of improved sales and the resulting need for fewer merchandise markdowns in this year’s first thirty-nine weeks.  A more conservative inventory position as we entered 2014 also contributed to the reduction in merchandise markdowns.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $7.5 million, or 4.8%, to $163.5 million in the first thirty-nine weeks of 2014 from $156.0 million in the first thirty-nine weeks of 2013 due primarily to (1) normal inflationary pressure on expenses such as rent, payroll, utilities and employee medical claims, (2) higher costs to handle the increasing sales, (3) a $1.8 million increase in incentive compensation expense resulting from the improvement in operating results, and (4) a $1.7 million charge related to a legal settlement.  As a percentage of sales, selling, general and administrative expenses decreased to 33.4% in the first thirty-nine weeks of fiscal 2014 from 33.5% in the first thirty-nine weeks of fiscal 2013, due primarily to the leveraging effect associated with the 5.3% increase in comparable store sales discussed above.

Depreciation.  Depreciation expense decreased $1.4 million, or 8.4%, to $15.3 million in the thirty-nine weeks ended November 1, 2014 from $16.7 million in the thirty-nine weeks ended November 2, 2013 due to the slowing of our store opening pace in relation to previous years.

Asset Impairment.  Impairment charges for property and equipment at certain underperforming stores decreased $1.1 million to $0.1 million in the first thirty-nine weeks of 2014 from $1.2 million in the first thirty-nine weeks of 2013 due to the improvement in the Company’s operating results.

Gain on Sale of Former Distribution Center.  During last year’s third quarter, we sold a previously closed distribution center in Savannah, Georgia for $2.9 million, which resulted in a gain of $1.5 million.

Income Tax (Expense) Benefit.  Income tax expense increased $2.8 million to $1.6 million in this year’s first thirty-nine weeks from an income tax benefit of $1.2 million in the first thirty-nine weeks of 2013 due to the improvement from a pretax loss last year to pretax income this year, partially offset by a decrease in the effective income tax rate to 27.4% from 54.5%.  The comparison of the effective tax rate between the two years is affected by Work Opportunity Tax Credits (WOTC) being available in 2013, but not 2014.  Federal income tax regulations providing for WOTC expired on December 31, 2013 and have not been renewed.  As a result, the higher effective tax rate in the thirty-nine weeks ended November 2, 2013 included such tax credits as part of that period’s income tax benefit.

Net Income.  Net income increased to $4.3 million in the first thirty-nine weeks of 2014 from a net loss of $1.0 million in the first thirty-nine weeks of 2013 due to the factors discussed above.

Thirteen Weeks Ended November 1, 2014 and November 2, 2013

Net Sales.  Net sales increased $11.3 million, or 7.8%, to $156.7 million in the third quarter of 2014 from $145.4 million in the third quarter of 2013, consisting of a 6.7% increase in comparable store sales and the opening of eight new stores since last year’s third quarter, partially offset by the closing of two stores during or after the third quarter of 2013.  The increase in comparable store sales was reflected in an increase of more than 9% in the number of customer transactions and a 1% increase in the average number of items per transaction, partially offset by an average unit sale that was almost 4% lower.  Comparable store sales changes by major merchandise class were as follows in the third quarter of 2014:  Accessories +18%; Home +11%; Ladies’ +4%; Men’s +2%; and Children’s 0%.

The 6.7% comparable store sales increase in the 503 comparable stores totaled $9.7 million, while store closing and opening activity resulted in a net increase of $1.6 million in sales.

Cost of sales (exclusive of depreciation).  Cost of sales (exclusive of depreciation) increased $6.4 million, or 7.0%, to $98.5 million in the third quarter of 2014 from $92.1 million in last year’s third quarter due to the effect of the increase in sales discussed above, partially offset by an improvement in cost of sales as a percentage of sales to 62.9% in the third quarter of 2014 from 63.3% in the third quarter of 2013.  The decrease in cost of sales as a percentage of sales was due to an improvement of 80 basis points in the core merchandise margin (initial mark-up, net of markdowns) as the result of improved sales and the resulting need for fewer merchandise markdowns in this year’s third quarter.  A 40 basis points increase in freight expense partially offset the improvement in the core merchandise margin.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $4.3 million, or 8.1%, to $56.4 million in the third quarter of 2014 from $52.1 million in last year’s third quarter due primarily to (1) a $1.7 million charge related to a legal settlement, (2) normal inflationary pressure on expenses such as rent, payroll, utilities and employee medical claims, (3) higher costs to handle the increasing sales, and (4) a $0.8 million increase in incentive compensation expense resulting from the improvement in operating results.  In looking forward to the fourth quarter, while incentive compensation expense is not expected to be significantly different than it was in the earlier quarters of 2014, it could be approximately $2.5 million higher than in last year’s fourth quarter because of (1) the improvement in 2014 operating results and (2) because such expense was negative in last year’s fourth quarter when we had an unexpected sales decline and had to reverse a portion of the expense accrued earlier in 2013.  Ultimately, we expect that selling, general and administrative expenses in this year’s fourth quarter will fall in a range of approximately $55.0 million to $56.0 million, up from $50.2 million in last year’s fourth quarter.   In addition to the expected increase in incentive compensation expense, other factors likely to contribute to the overall expense increase include normal inflation, an increase in store count and the incremental impact on expenses from an expected fourth quarter comparable store sales increase this year, against a decrease in the same quarter last year.  As a percentage of sales, selling, general and administrative expenses increased to 36.0% in the third quarter of 2014 from 35.9% in the third quarter of 2013 due primarily to the effect of the legal settlement, mostly offset by the leveraging effect associated with the 6.7% increase in comparable store sales.

Depreciation.  Depreciation expense decreased $0.5 million, or 7.6%, to $5.0 million in the third quarter of 2014 from $5.5 million in the third quarter of 2013, due to the slowing of our store opening pace in relation to previous years.

Asset Impairment.   Impairment charges for property and equipment at certain underperforming stores decreased $0.6 million to $0.0 million in the third quarter of 2014 from $0.6 million in the third quarter of 2013 due to the improvement in the Company’s operating results.

Gain on Sale of Former Distribution Center.  During last year’s third quarter, we sold a previously closed distribution center in Savannah, Georgia for $2.9 million, which resulted in a gain of $1.5 million.

Income Tax Benefit.  Income tax benefit decreased $0.6 million, or 36.8%, to $1.0 million in this year’s third quarter from $1.6 million in the third quarter of 2013 due primarily to a decrease in the effective income tax rate to 32.0% from 49.6%.  The income tax benefit rate for the third quarter of 2014 was lower than the rate for last year’s third quarter due to the availability of WOTC in 2013, but not 2014.  Federal income tax regulations providing for WOTC expired on December 31, 2013 and have not been renewed.

Net Loss.  Net loss increased to $2.2 million in the third quarter of 2014 from $1.7 million in the third quarter of 2013 due to the factors discussed above.

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

Current Financial Condition. As of November 1, 2014, we had total cash and cash equivalents of $66.0 million compared to $58.9 million as of February 1, 2014. Additionally, we had $14.0 million and $24.0 million of short-term and long-term investment securities, respectively, as of November 1, 2014, compared to $6.0 million and $19.8 million, respectively, as of February 1, 2014.  These securities are comprised of bank certificates of deposit and obligations of the U.S. Treasury, states and municipalities. Inventory represented 41.7% of our total assets as of November 1, 2014.  Management’s ability to manage our inventory can have a significant impact on our cash flows from operations during a given interim period or fiscal year. In addition, inventory purchases can be seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise.

Cash Flows From Operating Activities. Net cash provided by operating activities was $29.6 million in the thirty-nine weeks ended November 1, 2014 compared to $35.9 million in the same period of 2013.  Sources of cash provided during the first thirty-nine weeks of 2014 included net income adjusted for noncash expenses such as depreciation, asset impairment, loss on disposal of property and equipment, deferred income taxes and stock-based compensation expense, totaling $23.2 million (compared to $17.0 million in the thirty-nine weeks ended November 2, 2013).  Other significant sources of cash in the thirty-nine weeks ended November 1, 2014 included (1) a $3.9 million increase in accrued compensation (compared to a $4.0 million increase in the thirty-nine weeks ended November 2, 2013) due to (a) our balance sheet as of the end of the third quarter of 2014 including accrued payroll for two weeks, while our 2013 year-end balance sheet included accrued payroll for only one week due to the timing of our bi-weekly payroll, and (b) accrued incentive compensation increasing due to improved operating results in 2014; and (2) a $3.4 million increase in accounts payable (compared to a $3.8 million decrease in the thirty-nine weeks ended November 2, 2013) due to the increase in inventory and an improvement in inventory turnover associated with the increase in comparable store sales.

Significant uses of cash during the thirty-nine weeks ended November 1, 2014 consisted of a $2.0 million increase in inventory (compared to an $18.3 million decrease in the thirty-nine weeks ended November 2, 2013) due to having seven more stores at the end of this year’s third quarter in relation to the end of 2013 and in order to support the increase in sales.

Cash Flows From Investing Activities. Cash used in investing activities was $21.3 million in the thirty-nine weeks ended November 1, 2014 compared to $24.6 million in the thirty-nine weeks ended November 2, 2013.  Cash used for purchases of property and equipment totaled $9.1 million and $7.8 million in the first thirty-nine weeks of 2014 and 2013, respectively.  Purchases of investment securities, net of sales/redemptions, used cash of $12.2 million and $19.7 million in the first thirty-nine weeks of 2014 and 2013, respectively, while proceeds from the sale of our former distribution center provided cash of $2.9 million in the thirty-nine weeks ended November 2, 2013.

Cash Flows From Financing Activities. Cash flows from financing activities were $1.2 million and $0.9 million in the first thirty-nine weeks of 2014 and 2013, respectively.

Cash Requirements

Our principal sources of liquidity consist of: (i) cash and cash equivalents (which equaled $66.0 million as of November 1, 2014); (ii) short-term and long-term investment securities (which equaled $14.0 million and $24.0 million, respectively, as of November 1, 2014); (iii) short-term trade credit; (iv) cash generated from operations on an ongoing basis as we sell our merchandise inventory; and (v) a $50 million revolving credit facility (under which the Company has no borrowings outstanding). Trade credit represents a significant source of financing for inventory purchases and arises from customary payment terms and trade practices with our vendors.  Historically, our principal liquidity requirements have been for working capital and capital expenditure needs.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risk during the thirty-nine weeks ended November 1, 2014 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended February 1, 2014.

Item 4. Controls and Procedures.

We have carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 1, 2014 pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer each concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information has been accumulated and communicated to our management, including the officers who certify our financial reports, as appropriate, to allow timely decisions regarding the required disclosures.

Our disclosure controls and procedures are designed to provide reasonable assurance that the controls and procedures will meet their objectives. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended November 1, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 24, 2012, a suit was filed in the United States District Court for the Northern District of Alabama, Middle Division, by certain individuals as a purported collective action on behalf of current and former employees of the Company holding store managerial positions.  The plaintiffs alleged that store managers have been improperly classified as exempt from the obligation to pay overtime in violation of the Fair Labor Standards Act (FLSA).  Although we continue to believe that our store managers are and have been properly classified as exempt employees under FLSA, the parties agreed to settle this case.  The court approved the settlement in October 2014 with no finding of wrongdoing by the Company.  Selling, general and administrative expenses include a charge totaling $1.7 million in the thirteen weeks ended November 1, 2014 for the amount of the settlement and related costs which are expected to be paid in the fourth quarter of 2014.

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

101

The following financial information from Citi Trends, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 1, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of November 1, 2014 and February 1, 2014, (ii) the Condensed Consolidated Statements of Operations for the thirty-nine and thirteen-week periods ended November 1, 2014 and November 2, 2013, (iii) the Condensed Consolidated Statements of Cash Flows for the thirty-nine week periods ended November 1, 2014 and November 2, 2013, and (iv) Notes to the Condensed Consolidated Financial Statements.*

*                    Included herewith.

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

Date: December 8, 2014

	By:	/s/ Bruce D. Smith
	Name:	Bruce D. Smith
	Title:	Executive Vice President, Chief Financial Officer and Secretary