Form 10-K
period 2015-01-31
Citi Trends Inc
filed 2015-04-15
CIK 1318484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $300,047,433 as of August  1, 2014.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: Common Stock, par value $.01 per share, 15,558,282 shares outstanding as of March 24, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information from the registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year covered by this Annual Report on Form 10-K, with respect to the Annual Meeting of Stockholders to be held on June 3, 2015.

FORM 10-K REPORT INDEX

PART I

Some statements in, or incorporated by reference into, this Annual Report on Form 10-K (this “Report”) of Citi Trends, Inc. (“we”, “us”, or the “Company”) may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than historical facts contained in this Report, including statements regarding our future financial position, business policy and plans and objectives and expectations of management for future operations, are forward-looking statements. The words “believe,” “may,” “could,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan,” “project” and similar expressions, as they relate to us, are intended to identify forward-looking statements, although not all forward-looking statements contain such language.  We have based these forward-looking statements largely on our current expectations and projections about future events, including, among other things: our ability to anticipate and respond to fashion trends, competition in our markets, consumer spending patterns, actions of our competitors or anchor tenants in the strip shopping centers where our stores are located, and anticipated fluctuations in our operating results.

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

Information is provided herein with respect to our operations related to our fiscal years ended on January 31, 2015 (“fiscal 2014”), February 1, 2014 (“fiscal 2013”) and February 2, 2013 (“fiscal 2012”).

ITEM 1.                        BUSINESS

Overview and History

We are a value-priced retailer of urban fashion apparel and accessories for the entire family.  Our merchandise offerings are designed to appeal to the fashion preferences of value-conscious consumers, particularly African-Americans. We believe that we provide merchandise at compelling values. Our goal is to provide nationally recognized branded and non-branded merchandise at discounts to department and specialty stores’ regular prices of 20% to 70%. Our stores average approximately 10,800 square feet of selling space and are typically located in neighborhood shopping centers that are convenient to low and moderate income customers.  As of January 31, 2015, we operated 511 stores in both urban and rural markets in 29 states.

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

Merchandise Mix that Appeals to the Entire Family. We merchandise our stores to create a destination environment capable of meeting the fashion needs of the entire value-conscious family. Each store offers a wide variety of products for men and women, as well as children. Our stores feature sportswear, dresses, outerwear, footwear, intimate apparel, accessories, scrubs, beauty and home. We believe that the breadth of our merchandise distinguishes our stores from many competitors that offer urban apparel primarily for women, and reduces our exposure to fashion trends and demand cycles in any single category.

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

Product Merchandising and Pricing

Products. Our merchandising strategy is to offer high quality urban apparel and accessories at attractive prices for the entire value-conscious family. We seek to maintain a diverse assortment of first quality, in-season merchandise that appeals to the distinctive tastes and preferences of our core customers. Approximately 26% of our net sales in fiscal 2014 were represented by nationally recognized brands. We also offer a wide variety of products from less recognized brands and a lesser amount representing private label products under our proprietary brands.  Our private brand products enable us to expand product selection, offer merchandise at lower prices and enhance our product offerings.

Our merchandise includes apparel, accessories and home. Within apparel, we offer fashion sportswear for men, women and children, including offerings for newborns, infants, toddlers, boys and girls. Accessories include handbags, jewelry, footwear, belts, intimate apparel, scrubs and sleepwear.  Home includes decorative home product, functional home product, beauty, books, toys and electronic accessories.

The following table sets forth the merchandise assortment by classification as a percentage of net sales for fiscal 2014, 2013, and 2012.

	Percentage of Net Sales
	2014	2013	2012
Accessories	29%	26%	23%
Children’s	26%	27%	27%
Ladies’	24%	26%	29%
Men’s	17%	18%	18%
Home	4%	3%	3%

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

Sourcing and Allocation

The merchandising department oversees the sourcing, planning and allocation of merchandise to our stores, which allows us to utilize volume purchase discounts and maintain control over our inventory. We source our merchandise from over 1,600 vendors, consisting of domestic manufacturers and importers. Our Chief Merchandising Officer supervises a planning and allocation team consisting of over 20 associates, as well as a buying team, which is comprised of over 40 merchants.

The buyers on our buying team have, on average, more than 15 years of experience in the retail business and have developed long-standing relationships with many of our vendors, including those controlling the distribution of branded apparel. Our buyers, who are based in New York, Los Angeles and Savannah, travel regularly to the major United States apparel markets, visiting major manufacturers and attending national and regional apparel trade shows, including urban-focused trade shows.

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

We allocate merchandise across our store base according to sales and merchandise plans that are created by our planning and allocation teams. The merchandising staff utilizes a centralized management system to monitor merchandise purchasing, planning and allocation in order to maximize inventory turnover, identify and respond to changing product demands and determine the timing of markdowns to our merchandise. The buyers also regularly review the age and condition of the merchandise and manage both the reordering and clearance processes. In addition, the merchandising team communicates with regional, district and store managers to ascertain regional and store-level conditions and to better ensure that our product mix meets our consumers’ demands in terms of quality, fashion, price and overall value.

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

Store Operations

Store Format. The average selling space of our existing 511 stores is approximately 10,800 square feet, which allows us the space and flexibility to departmentalize our stores and provide directed traffic patterns. We arrange most of our stores in a racetrack format with ladies’ sportswear in the center of each store and complementary categories adjacent to those items. Men’s and boy’s apparel and footwear are displayed on one side of the store, while dresses, ladies’ footwear and accessories are displayed on the other side. Merchandise for infants, toddlers and girls, as well as home goods, are displayed along the back of the store. Impulse items, such as jewelry and sunglasses, are featured near the checkout area. Products from nationally recognized brands are prominently displayed on four-way racks at the front of each department. The remaining merchandise is displayed on hanging racks and occasionally on table displays. Large hanging signs identify each category location. The unobstructed floor plan allows the customer to see virtually all of the different product areas from the store entrance and provides us the flexibility to easily expand and contract departments in response to customer demand, seasonality and merchandise availability. Virtually all of our inventory is displayed on the selling floor. Prices are clearly marked and often have the comparative retail-selling price noted on the price tag.

Store Management. Store operations are managed by our Senior Vice President of Store Operations, four regional vice presidents and 49 district managers, each of whom manages five to seventeen stores. The typical store is staffed with a store manager, two or three assistant managers and seven to eight part-time sales associates, all of whom rotate work days on a shift basis. Store managers and assistant store managers participate in a bonus program based on achieving predetermined levels of sales and inventory shrinkage. District managers participate in bonus programs based on achieving targeted levels of sales, profits, inventory shrinkage and payroll costs. Regional Vice Presidents participate in a bonus program based partly on a roll-up of the district managers’ bonuses and partly on the Company’s profit performance in relation to budget. Sales associates are compensated on an hourly basis with incentives. Moreover, we recognize individual performance through internal promotions and provide opportunities for advancement.

We place significant emphasis on loss prevention in order to control inventory shrinkage. Initiatives include electronic tags on many of our products, training and education of store personnel on loss prevention issues, digital video camera systems, alarm systems and motion detectors in the stores. In certain stores, we use an outside service to visually monitor the stores throughout the day using sophisticated camera systems. We also capture extensive point-of-sale data and maintain systems that monitor returns, voids and employee sales, and produce trend and exception reports to assist in identifying shrinkage issues. We have a centralized loss prevention team that focuses exclusively on implementation of these initiatives and specifically on stores that have experienced above average levels of shrinkage. We also maintain an independent, third party administered, toll-free line for reporting shrinkage concerns and any other employee concerns.

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

Advertising and Marketing

Our marketing goals are to build the “Citi Trends” brand, promote customers’ association of the “Citi Trends” brand with value, quality, fashion and everyday low prices, and drive traffic into our stores. We generally focus our advertising efforts during the first quarter (Spring/Easter), back-to-school and Christmas through the use of hip-hop radio stations, both local and syndicated.  We also utilize social media as a way to engage our customers.  In 2011, we started a Facebook page which has grown to over 410,000 fans.  Recently, we began to use Instagram and a relatively small amount of mobile and digital advertising.  In 2014, we launched an on-line store with a limited offering in order to test customer interest.  To date, sales from the on-line store have been immaterial in relation to our consolidated sales.  In addition, we promote new seasons and events in our window signage and through in-store announcements on our Muzak system.

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

Our stores use point-of-sale software from MICROS Systems, Inc. (MICROS), a subsidiary of Oracle Corporation, to run the stores’ cash registers. The system uses bar code scanners at checkout to capture item sales and is supplemented by external pin pad devices for the processing of charge card transactions. It also supports end-of-day processing and automatically transmits sales and transaction data to the corporate office soon after the close of business. Additionally, the software supports store time clock functions. To facilitate the marking down and re-ticketing of merchandise, employees in the stores use hand-held scanners that read UPC barcodes and prepare new price tickets for merchandise. The MICROS software also enables us to sort, review and analyze store transaction data to assist with loss prevention activities.  Software services from Workday are utilized to process our payroll and to facilitate various human capital management processes.

We believe that our information systems, with upgrades and updates over time, are adequate to support our operations for the foreseeable future.

Growth Strategy

After opening eight new stores in fiscal 2014, we plan to open ten to fifteen in fiscal 2015.  We will continue to evaluate our growth strategy as we monitor operating results in fiscal 2015.

Competition

The markets we serve are highly competitive. The principal methods of competition in the retail business are fashion, assortment, pricing and presentation. We believe we have a competitive advantage in our offering of fashionable merchandise at everyday low prices. We compete against a diverse group of retailers, including national off-price retailers, mass merchants, smaller specialty retailers and dollar stores. The off-price retail companies with which we compete include TJX Companies, Inc. (“TJX Companies”), Ross Stores, Inc. (“Ross Stores”), The Cato Corporation (“Cato”), and Burlington Stores, Inc. (“Burlington”).  In particular, Ross Stores’ “dd’s DISCOUNTS” stores, and Cato’s “It’s Fashion Metro” stores target lower and moderate income consumers. We believe our strategy of appealing to African-American consumers and offering urban apparel products allows us to compete successfully with these retailers. We also believe we offer a more inviting store format than the traditional off-price retailers, including our use of carpeted floors and more prominently displayed brands. In addition, we compete with a group of smaller specialty retailers that sell only women’s products, such as Rainbow, It’s Fashion! and Simply Fashions. Our mass merchant competitors include Wal-Mart, Target and Kmart. These chains do not focus on fashion apparel and, within their apparel offering, lack the urban focus that we believe differentiates our offering and appeals to our core customers. Similarly, while some of the dollar store chains offer apparel, they typically offer a more limited selection focused on basic apparel needs. As a result, we believe there is significant demand for a value retailer that addresses the market of low and moderate income consumers generally and, particularly, African-American and other consumers who seek value-priced, urban fashion apparel and accessories. See Item 1A. Risk Factors in this Report for additional information.

Intellectual Property

We regard our trademarks and service marks as having significant value and as being important to our marketing efforts. We have registered “Citi Trends” as a trademark with the U.S. Patent and Trademark Office on the Principal Register for retail department store services. We have also registered the following trademarks with the U.S. Patent and Trademark Office on the Principal Register for various apparel: “Citi Steps,” “Citi Trends Fashion for Less,” “Lil Ms Hollywood,” “Red Ape,” and “Vintage Harlem.” Our policy is to pursue registration of our marks and to oppose vigorously infringement of our marks.

Employees

As of January 31, 2015, we had approximately 2,400 full-time and approximately 2,800 part-time employees. Of these employees, approximately 4,500 are employed in our stores and the remainder are employed in our distribution centers and corporate office. We are not a party to any collective bargaining agreements, and none of our employees are represented by a labor union.

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

We purchase the products we sell directly from approximately 1,600 vendors, and a substantial portion of this merchandise is manufactured outside of the United States and imported by our vendors from countries such as China and other areas of the Far East. The countries in which our merchandise currently is manufactured or may be manufactured in the future could become subject to new trade restrictions imposed by the United States or other foreign governments. Trade restrictions, including increased customs restrictions and tariffs or quotas against apparel items, as well as United States or foreign labor strikes, work stoppages or boycotts, could increase the cost or reduce the supply or impede the timely delivery of apparel available to us and have an adverse effect on our business. In addition, our merchandise supply could be impacted if our vendors’ imports become subject to existing or future duties and quotas, or if our vendors face increased competition from other companies for production facilities, import quota capacity and shipping capacity.

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

We believe that our “Citi Trends” trademark is integral to our store design and our success in building consumer loyalty to our brand. We have registered this trademark with the U.S. Patent and Trademark Office. We have also registered, or applied for registration of, additional trademarks with the U.S. Patent and Trademark Office that we believe are important to our business. We cannot assure you that these registrations will prevent imitation of our name, merchandising concept, store design or private label merchandise or the infringement of our other intellectual property rights by others. Imitation of our name, concept, store design or merchandise in a manner that projects lesser quality or carries a negative connotation of our brand image could have an adverse effect on our reputation, business, financial condition and results of operations.

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

New legal requirements in any number of areas could result in higher compliance costs.  For instance, recent health care reform legislation has resulted in an increase in our health care costs in each of the past two years, and it is not possible to predict what additional changes might occur in the future.

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

Our comparable store sales and quarterly results have fluctuated significantly in the past based on a number of economic, seasonal and competitive factors, and we expect them to continue to fluctuate in the future. Since the beginning of fiscal 2010, our quarter-to-quarter comparable store sales have ranged from a decrease of 11.9% to an increase of 13.9%.  This variability could cause our comparable store sales and quarterly results to fall below the expectations of securities analysts or investors, which could result in a decline in the market price of our common stock.

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

ITEM 1B.                                       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                                                PROPERTIES

Store Locations

As of January 31, 2015, we operated 511 stores located in 29 states. Our stores average approximately 10,800 square feet of selling space and are typically located in neighborhood strip shopping centers that are convenient to low and moderate income customers.

We have no franchising relationships, and all of the stores are company operated.  All existing 511 stores, totaling 6.8 million total square feet and 5.5 million selling square feet, are leased under operating leases. The typical store lease is for five years with options to extend the lease term for three additional five-year periods. Nearly all store leases provide us the right to cancel following an initial three-year period in the event the store does not meet pre-determined sales levels. The table below sets forth the number of stores in each of the 29 states in which we operated as of January 31, 2015:

Alabama—29

Arkansas—8

California—10

Delaware—1

Florida—47

Georgia—61

Illinois—19

Indiana—12

Iowa—2

Kansas—1

Kentucky—6

Louisiana—34

Maryland—3

Michigan—21

Minnesota—1

Mississippi—25

Missouri—6

Nebraska—1

Nevada—3

New York—4

North Carolina—45

Ohio—28

Oklahoma—5

Pennsylvania—5

South Carolina—42

Tennessee—18

Texas—49

Virginia—19

Wisconsin—6

Support Center Facilities

We own a facility in Savannah, Georgia totaling approximately 70,000 square feet, which serves as our headquarters and, to a lesser extent, as a storage facility. We also own an approximately 550,000 square-foot distribution center in Darlington, South Carolina and a 460,000 square-foot distribution center in Roland, Oklahoma.  In addition, we currently lease a 9,200 square-foot office in New York City and an 1,800 square-foot office in Los Angeles which are used for buyer operations and meetings with vendors.

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

We have not received full documentation or information from the EEOC in support of its letter of determination, but have undertaken our own internal analysis of the EEOC’s claims and defenses to such claims and have had discussions with the EEOC in that regard.  Following discussions with the EEOC regarding possible settlement, the EEOC proposed a settlement amount to be paid by us of $2.5 million, with any unclaimed funds following efforts to identify and compensate claimants to be directed to one or more charities.  In the interest of reaching a satisfactory conciliation agreement with the EEOC, we proposed a total economic settlement offer of $1.0 million to cover all claims and the expenses of administering and complying with the settlement (excluding professional fees), with no reversion of unclaimed funds back to us.  On March 19, 2015, we received a response from the EEOC proposing a settlement amount to be paid by us of $1.0 million to cover all claims.  The EEOC’s proposed conciliation agreement contained in its settlement proposal would require certain undertakings by us with regard to employment policies and procedures, training requirements, and a continuing reporting obligation to the EEOC for a period of two years, with the expenses incurred in connection with such undertakings to be paid by us.  We have evaluated this proposed conciliation agreement and have addressed with the EEOC certain modifications to it, without affecting the overall settlement amount. We are awaiting a response from the EEOC regarding these proposed modifications.

On February 24, 2012, a suit was filed in the United States District Court for the Northern District of Alabama, Middle Division, by certain individuals as a purported collective action on behalf of current and former employees of the Company holding store managerial positions.  The plaintiffs alleged that store managers have been improperly classified as exempt from the obligation to pay overtime in violation of the Fair Labor Standards Act (FLSA).  Although we continue to believe that our store managers are and have been properly classified as exempt employees under FLSA, the parties agreed to settle this case.  The court approved the settlement in October 2014 with no finding of wrongdoing by the Company.  Selling, general and administrative expenses include a charge totaling $1.7 million in the third quarter of 2014 for the amount of the settlement and related costs which were paid in the fourth quarter of 2014.

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

	High	Low
2013
First Quarter	13.49	9.73
Second Quarter	15.65	11.58
Third Quarter	18.21	13.87
Fourth Quarter	18.45	14.40

2014
First Quarter	17.90	14.58
Second Quarter	23.10	15.98
Third Quarter	24.05	19.59
Fourth Quarter	26.78	21.55

On March 24, 2015, the last reported sale price of our common stock on The NASDAQ Stock Market was $25.83 per share. On March 24, 2015, there were 131 holders of record and approximately 3,000 beneficial holders of our common stock.

We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities.

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

None.

Equity Compensation Plan Information.

See Item 12 of this Report.

Stock Performance Graph

Set forth below is a line graph comparing the last five years’ percentage change in the cumulative total stockholder return on shares of our common stock against (i) the cumulative total return of companies listed on The NASDAQ Stock Market and (ii) the cumulative total return of the NASDAQ Retail Trade Index. This graph assumes that $100 was invested on January 31, 2010 in our common stock and in each of the market index and the industry index, and that all cash distributions were reinvested. Our common stock price performance shown on the graph is not indicative of future price performance.

Total Return Analysis	1/10	1/11	1/12	1/13	1/14	1/15

Citi Trends, Inc.	100.00	73.56	28.91	41.57	51.40	73.53
NASDAQ Composite	100.00	126.90	134.50	152.96	204.19	231.72
NASDAQ Retail Trade	100.00	128.20	143.05	176.27	219.05	232.39

ITEM 6.                        SELECTED FINANCIAL DATA

Selected Financial and Operating Data

The following table provides selected consolidated financial and operating data for each of the fiscal years in the five-year period ended January 31, 2015, including: (a) consolidated statement of operations data for each such period, (b) additional operating data for each such period and (c) consolidated balance sheet data as of the end of each such period. The consolidated statement of operations data for the fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013 and the consolidated balance sheet data as of January 31, 2015 and February 1, 2014 are derived from our audited consolidated financial statements included in Item 8 of this Report that have been audited by KPMG LLP, an independent registered public accounting firm. The statement of operations data for the fiscal years ended January 28, 2012 and January 29, 2011 and the balance sheet data as of February 2, 2013, January 28, 2012 and January 29, 2011 are derived from our audited financial statements that are not included in this Report. The selected consolidated financial and operating data set forth below should be read in conjunction with, and are qualified in their entirety by reference to, the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Report and our consolidated financial statements and related notes set forth in the financial pages of this Report. Historical results are not necessarily indicative of results to be expected for any future period.

	Fiscal Year Ended (1)
	January 31, 2015	February 1, 2014		February 2, 2013		January 28, 2012	January 29, 2011
	(dollars in thousands, except per share amounts)
Statement of Operations Data:
Net sales	$670,840	$622,204		$654,653		$640,824	$622,528

Cost of sales (exclusive of depreciation shown separately below)	(418,416)	(394,445)		(426,904)		(420,321)	(383,318)
Selling, general and administrative expenses	(221,041)	(206,146)		(207,411)		(207,025)	(187,231)
Depreciation	(20,177)	(21,974)		(23,950)		(24,958)	(20,324)
Asset impairment	(83)	(1,542)		(1,177)		(6,514)	(211)
Gain on sale of former distribution center	—	1,526		—		—	—
Income (loss) from operations	11,123	(377)		(4,789)		(17,994)	31,444
Interest, net	(13)	87		48		164	150

Income (loss) before income taxes	11,110	(290)		(4,741)		(17,830)	31,594
Income tax (expense) benefit	(2,144)	754		2,516		7,816	(10,742)
Net income (loss)	$8,966	$464		$(2,225)		$(10,014)	$20,852

Net income (loss) per common share:
Basic	$0.60	$0.03		$(0.15)		$(0.69)	$1.44
Diluted	$0.60	$0.03		$(0.15)		$(0.69)	$1.44
Weighted average shares used to compute net income (loss) per share:
Basic	14,960,920	14,798,154		14,671,638		14,589,247	14,503,418
Diluted	15,020,489	14,813,444		14,671,638		14,589,247	14,522,662
Additional Operating Data:
Number of stores:
Opened during period	8	1		4		55	60
Closed during period	2	9		2		5	2
Open at end of period	511	505		513		511	461
Selling square footage at end of period	5,543,954	5,467,021		5,500,698		5,473,846	4,891,637
Comparable store sales increase (decrease) (2)	7.5%	(1.6	)%(3)	(5.6	)%(3)	(8.3)%	(1.8)%
Average sales per store (4)	$1,321	$1,222		$1,279		$1,319	$1,441
Balance Sheet Data:
Cash and cash equivalents	$74,514	$58,928		$37,263		$41,986	$69,231
Short-term investments	15,850	6,004		12,771		902	586
Long-term investments	22,447	19,777		5,754		18,840	9,205
Total assets	318,373	291,308		292,145		314,777	306,402
Total liabilities	107,751	92,437		96,174		118,374	101,598
Total stockholders’ equity	210,622	198,871		195,971		196,403	204,804

(1)            Our fiscal year ends on the Saturday closest to January 31 of each year. The years ended January 31, 2015, February 1, 2014, February 2, 2013, January 28, 2012, and January 29, 2011 are referred to as fiscal 2014, 2013, 2012, 2011 and 2010, respectively.   Fiscal 2012 is comprised of 53 weeks, while fiscal years 2014, 2013, 2011 and 2010 are each comprised of 52 weeks.

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

After opening eight new stores in fiscal 2014, we plan to open ten to fifteen in fiscal 2015.  We will continue to evaluate our growth strategy as we monitor operating results in fiscal 2015.

We measure performance using key operating statistics. One of the main performance measures we use is comparable store sales growth. We define a comparable store as a store that has been open for an entire fiscal year. Therefore, a store will not be considered a comparable store until its 13th month of operation at the earliest or until its 24th month at the latest. As an example, stores opened in fiscal 2013 and fiscal 2014 were not considered comparable stores in fiscal 2014. Relocated and expanded stores are included in the comparable store sales results. We also use other operating statistics, most notably average sales per store, to measure our performance. As we typically occupy existing space in established shopping centers rather than sites built specifically for our stores, store square footage (and therefore sales per square foot) varies by store. We focus on overall store sales volume as the critical driver of profitability. In addition to sales, we measure cost of sales as a percentage of sales and store operating expenses, with a particular focus on labor, as a percentage of sales. These results translate into store level contribution, which we use to evaluate overall performance of each individual store. Finally, we monitor corporate expenses against budgeted amounts.  All of the statistics discussed above are critical components of earnings before interest, taxes, depreciation and amortization (“EBITDA”) and Adjusted EBITDA (comprised of EBITDA, excluding non-cash asset impairment expense and the 2013 gain on sale of our former distribution center), which are considered our most important operating statistics.  Although EBITDA and Adjusted EBITDA provide useful information on an operating cash flow basis, they are limited measures in that they exclude the impact of cash requirements for capital expenditures, income taxes and interest expense.  Therefore, EBITDA and Adjusted EBITDA should be used as supplements to results of operations and cash flows as reported under GAAP and should not be used as a singular measure of operating performance or as a substitute for GAAP results.

Provided below is a reconciliation of net income (loss) to EBITDA and to Adjusted EBITDA for fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013:

	Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Net income (loss)	$8,966	$464	$(2,225)

Plus:
Interest expense	200	194	212
Income tax expense	2,144	—	—
Depreciation	20,177	21,974	23,950

Less:
Interest income	(187)	(281)	(260)
Income tax benefit	—	(754)	(2,516)
EBITDA	31,300	21,597	19,161

Asset impairment	83	1,542	1,177
Gain on sale of former distribution center	—	(1,526)	—
Adjusted EBITDA	$31,383	$21,613	$20,338

Basis of the Presentation

Net sales consist of store sales and layaway fees, net of returns by customers. Cost of sales consists of the cost of products we sell and associated freight costs. Depreciation is not considered a component of cost of sales and is included as a separate line item in the consolidated statements of operations. Selling, general and administrative expenses are comprised of store costs, including payroll and occupancy costs, corporate and distribution center costs and advertising costs. We operate on a 52- or 53-week fiscal year, which ends on the Saturday closest to January 31. Each of our fiscal quarters consists of four 13-week periods, with an extra week added to the fourth quarter every five to six years.  The years ended January 31, 2015, February 1, 2014, February 2, 2013, January 28, 2012, and January 29, 2011 are referred to as fiscal 2014, 2013, 2012, 2011, and 2010, respectively. Fiscal 2012 is comprised of 53 weeks, while fiscal years 2014, 2013, 2011 and 2010 are each comprised of 52 weeks.

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

Net Sales and Additional Operating Data

The following table sets forth, for the periods indicated, selected consolidated statement of operations data expressed both in dollars and as a percentage of net sales:

	Fiscal Year Ended
	January 31,		February 1,		February 2,
	2015		2014		2013
	(dollars in thousands)
Statement of Operations Data
Net sales	$670,840	100.0%	$622,204	100.0%	$654,653	100.0%

Cost of sales (exclusive of depreciation shown separately below)	(418,416)	(62.4)%	(394,445)	(63.4)%	(426,904)	(65.2)%
Selling, general and administrative expenses	(221,041)	(32.9)%	(206,146)	(33.1)%	(207,411)	(31.7)%
Depreciation	(20,177)	(3.0)%	(21,974)	(3.5)%	(23,950)	(3.6)%
Asset impairment	(83)	(0.0)%	(1,542)	(0.2)%	(1,177)	(0.2)%
Gain on sale of former distribution center	—	0.0%	1,526	0.2%	—	0.0%

Income (loss) from operations	11,123	1.7%	(377)	(0.0)%	(4,789)	(0.7)%
Interest income	187	0.0%	281	0.0%	260	0.0%
Interest expense	(200)	(0.0)%	(194)	(0.0)%	(212)	(0.0)%

Income (loss) before income taxes	11,110	1.6%	(290)	(0.0)%	(4,741)	(0.7)%
Income tax (expense) benefit	(2,144)	(0.3)%	754	0.1%	2,516	0.4%

Net income (loss)	$8,966	1.3%	$464	0.1%	$(2,225)	(0.3)%

The following table provides information, for the years indicated, about the number of total stores open at the beginning of the year, stores opened and closed during each year, total stores open at the end of each year and comparable store sales for the years:

	Fiscal Year Ended
	January 31,	February 1,		February 2,
	2015	2014		2013
Total stores open, beginning of year	505	513		511
New stores	8	1		4
Closed stores	(2)	(9)		(2)

Total stores open, end of year	511	505		513

Comparable store sales increase (decrease) (1)	7.5%	(1.6	)%(2)	(5.6	)%(2)

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

Fiscal 2014 Compared to Fiscal 2013

Net Sales. Net sales increased $48.6 million, or 7.8%, to $670.8 million in fiscal 2014 from $622.2 million in fiscal 2013, consisting of a 7.5% increase in comparable store sales and the opening of eight stores in 2014 and one store in 2013, partially offset by the closing of two stores in 2014 and nine stores in 2013.  The increase in comparable store sales was reflected in a 9.0% increase in the number of customer transactions and a 0.4% increase in the average number of items per transaction, partially offset by a 1.9% decrease in the average unit sale.  Comparable store sales changes, by major merchandise class, were as follows:  Accessories +21%; Home +18%; Children’s +3%; Men’s +3%; and Ladies’ +1%.

The 7.5% comparable store sales increase in the 502 comparable stores totaled $46.2 million, while store opening and closing activity resulted in a net increase of $2.4 million.

Cost of Sales (exclusive of depreciation). Cost of sales (exclusive of depreciation) increased $24.0 million, or 6.1%, to $418.4 million in fiscal 2014 from $394.4 million in fiscal 2013 due to the effect of the increase in sales discussed above, partially offset by an improvement in cost of sales as a percentage of sales to 62.4% in fiscal 2014 from 63.4% in fiscal 2013.  The decrease in cost of sales as a percentage of sales was due primarily to an increase of approximately 100 basis points in the core merchandise margin (initial mark-up, net of markdowns) as the result of improved sales and the resulting need for fewer merchandise markdowns in fiscal 2014.  An improvement in our inventory planning system and a more conservative inventory position as we entered 2014 also contributed to the reduction in merchandise markdowns.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $14.9 million, or 7.2%, to $221.0 million in fiscal 2014 from $206.1 million in fiscal 2013 due primarily to (1) normal inflationary pressure on expenses such as rent, payroll, utilities and employee medical claims, together with higher costs to handle the increasing sales, (2) a $6.0 million increase in incentive compensation expense resulting from the improvement in operating results, and (3) a $1.7 million charge related to a legal settlement.  Selling, general and administrative expenses as a percentage of sales decreased to 32.9% in fiscal 2014 from 33.1% in fiscal 2013 due primarily to the leveraging effect associated with the $48.6 million increase in sales discussed above.

Depreciation. Depreciation expense decreased $1.8 million, or 8.2%, to $20.2 million in fiscal 2014 from $22.0 million in fiscal 2013, due to the slowing of our store opening pace in 2014 and 2013 in relation to previous years.

Asset Impairment.  Impairment charges related to property and equipment at underperforming stores decreased $1.4 million to $0.1 million in fiscal 2014 from $1.5 million in fiscal 2013 due to the improvement in the Company’s operating results.

Gain on Sale of Former Distribution Center.  During the third quarter of fiscal 2013, we sold a previously closed distribution center in Savannah, Georgia for $2.9 million, resulting in a gain of $1.5 million.

Income Tax (Expense) Benefit.  Income tax expense increased $2.9 million to $2.1 million in fiscal 2014 from an income tax benefit of $0.8 million in fiscal 2013 due to the improvement from a pretax loss last year to pretax income this year.  Tax expense in fiscal 2014 included $2.1 million in benefits related to jobs-based and other tax credits, partially offset by income tax expense of $0.1 million related to the increase of a valuation allowance.  The fiscal 2013 tax benefit included $1.0 million related to jobs-based and other tax credits, partially offset by income tax expense of $0.4 million related to the increase of a valuation allowance.

Net Income (Loss). Net income was $9.0 million in fiscal 2014 and $0.5 million in fiscal 2013, due to the factors discussed above.

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

Income Tax Benefit. Income tax benefit decreased to $0.8 million in fiscal 2013 from $2.5 million in fiscal 2012 due to a lower pretax loss in fiscal 2013.  The tax benefit in fiscal 2013 included $1.0 million related to jobs-based and other tax credits, partially offset by income tax expense of $0.4 million related to the increase of a valuation allowance.  The fiscal 2012 tax benefit included $0.8 million related to jobs-based and other tax credits.

Net Income (Loss). Net income was $0.5 million in fiscal 2013 and net loss was $2.2 million in fiscal 2012, due to the factors discussed above.

Liquidity and Capital Resources

Our cash requirements are primarily for working capital and for capital expenditures for our stores, distribution infrastructure and information systems. Historically, we have met these cash requirements from cash flow from operations, short-term trade credit, borrowings under our revolving lines of credit, long-term debt and capital leases, and cash proceeds from our initial public offering.  We expect to be able to meet future cash requirements with cash flow from operations, short-term trade credit, existing balances of cash and investment securities and, if necessary, borrowings under our revolving credit facility (described below). In fiscal 2014, there was no need to borrow under the credit facility. Due to our strong cash and cash equivalents position as of January 31, 2015 ($74.5 million), we believe that we will likely not have to borrow under the credit facility during fiscal 2015.

Cash Flows

Fiscal 2014 Compared to Fiscal 2013

As of January 31, 2015, we had total cash and cash equivalents of $74.5 million, compared with $58.9 million as of February 1, 2014. Additionally, we had $15.9 million and $22.4 million of short-term and long-term investment securities, respectively, as of January 31, 2015, compared with $6.0 million and $19.8 million, respectively, as of February 1, 2014.  These securities are comprised of bank certificates of deposit and obligations of the U.S. Treasury, states and municipalities.

Inventory represented 41.2% of our total assets as of January 31, 2015, compared with 43.4% as of February 1, 2014.  Management’s ability to manage our inventory can have a significant impact on our cash flows from operations during a given interim period or fiscal year.  In addition, inventory purchases can be seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise.

Cash Flows Provided by Operating Activities.  Net cash provided by operating activities was $40.3 million in fiscal 2014 compared with $35.4 million in fiscal 2013.  Net income, adjusted for noncash expenses such as depreciation, asset impairment, loss on disposal of property and equipment, deferred income taxes, and stock-based compensation expense, provided cash of $34.2 million in fiscal 2014 (compared with $24.1 million in fiscal 2013).  Other significant sources of cash provided by operating activities in fiscal 2014 included (1) a $12.1 million increase in accounts payable (compared with a 2.7 million decrease in fiscal 2013) due to significant sales increases in the fourth quarter of 2014 which required an increase in merchandise purchases in January 2015; since this higher level of purchases occurred in the last month of the fiscal year, all such purchases would have still been in accounts payable as of January 31, 2015; additionally, accounts payable increased due to a higher level of inventory and because improved inventory turnover had the effect of leaving a greater portion of the inventory balance in accounts payable at year end, and (2) a $5.4 million increase in accrued compensation (compared with a $1.4 million increase in fiscal 2013) due to higher incentive compensation accruals resulting from the improvement in operating results.  Significant uses of cash included (1) a $4.6 million increase in inventory (compared with a $15.0 million decrease in fiscal 2013) due to a need to support the rapidly increasing sales and having six more stores than at the previous year end, (2) a $3.4 million increase in prepaid and other current assets (compared with a $0.6 million increase in fiscal 2013) due primarily to an increase in charge card receivables resulting from significant sales increases in late January 2015, and (3) a $3.0 million decrease in accrued expenses and other long-term liabilities (compared with a $2.6 million decrease in fiscal 2013) due primarily to amortization of deferred rent and tenant improvement allowances that were not offset by additions to such accounts as a result of slowing store growth in fiscal 2013 and 2014.

Cash Flows Used in Investing Activities.  Cash used in investing activities was $23.5 million in fiscal 2014 compared with $12.8 million in fiscal 2013.  Cash used for the purchase of property and equipment was $11.0 million in fiscal 2014 and $8.5 million in fiscal 2013.  Purchases of investment securities, net of sales/redemptions, used cash of $12.5 million in fiscal 2014 and $7.2 million in fiscal 2013.  The sale of our former distribution center provided cash of $2.9 million in fiscal 2013.

Cash Flows Used in Financing Activities. Cash used in financing activities was insignificant in both fiscal 2014 and 2013.

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

Cash Flows Provided by Operating Activities.  Net cash provided by operating activities was $35.4 million in fiscal 2013 compared with $2.3 million in fiscal 2012.  Net income, adjusted for noncash expenses such as depreciation, asset impairment, gain on sale of a former distribution center, loss on disposal of property and equipment, deferred income taxes, and stock-based compensation expense, provided cash of $24.1 million in fiscal 2013 (compared with $22.8 million in fiscal 2012).  The other significant source of cash provided by operating activities in fiscal 2013 was a $15.0 million decrease in inventory (compared with an increase of $9.9 million in fiscal 2012) due to an effort to maintain a much more conservative level of inventory in fiscal 2013 in light of the challenging sales environment in recent years.  Significant uses of cash included (1) Accounts payable decreased $2.7 million (compared with a decrease of $16.3 million in fiscal 2012) due primarily to the aforementioned reduction in inventory.  The decrease in accounts payable would typically have been higher, considering the significance of the inventory reduction; however, improved inventory turnover in fiscal 2013 had the effect of leaving a greater portion of the inventory balance in accounts payable at year end.  (2) Accrued expenses and other long-term liabilities decreased $2.6 million (compared with a decrease of $2.1 million in fiscal 2012) due primarily to amortization of deferred rent and tenant improvement allowances that were not offset by additions to such accounts as a result of slowing store growth in fiscal 2012 and 2013.

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

Liquidity Sources and Requirements and Contractual Cash Requirements and Commitments

Our principal sources of liquidity consist of: (i) cash and cash equivalents (which equaled $74.5 million as of January 31, 2015); (ii) short-term and long-term investment securities (which equaled $15.9 million and $22.4 million, respectively, as of January 31, 2015); (iii) short-term trade credit; (iv) cash generated from operations on an ongoing basis as we sell our merchandise inventory; and (v) a $50 million revolving credit facility. Trade credit represents a significant source of financing for inventory purchases and arises from customary payment terms and trade practices with our vendors.  Historically, our principal liquidity requirements have been for working capital and capital expenditure needs.

We believe that our existing sources of liquidity will be sufficient to fund our operations and anticipated capital expenditures for at least the next 12 months.

We anticipate that capital expenditures will be approximately $20 million in fiscal 2015, including amounts related to ten to fifteen new stores that we plan to open in fiscal 2015.  We plan to finance these capital expenditures with cash flow from operations and existing cash balances.

The following table discloses aggregate information about our contractual obligations as of January 31, 2015 and the periods in which payments are due:

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
	(in thousands)
Contractual obligations:
Operating leases (1)	$118,389	$38,426	$51,652	$23,971	$4,340
Purchase obligations	97,632	97,632	—	—	—
Total contractual cash obligations	$216,021	$136,058	$51,652	$23,971	$4,340

(1)         Represents fixed minimum rents in stores and does not include incremental rents which are computed as a percentage of net sales. For example, in fiscal 2014 incremental percentage rent was approximately $0.6 million, which represented 1.3% of total rent expense.

Indebtedness. On October 27, 2011, we entered into a five-year, $50 million credit facility with Bank of America.  The facility includes a $25 million uncommitted “accordion” feature that under certain circumstances could allow us to increase the size of the facility to $75 million.  Borrowings, if any, under the facility will bear interest (a) for LIBOR Rate Loans, at LIBOR plus 1.5%, or (b) for Base Rate Loans, at a rate equal to the highest of (i) the prime rate plus 0.5%, (ii) the Federal Funds Rate plus 1.0%, or (iii) LIBOR plus 1.5%.  The facility is secured by our inventory, accounts receivable and related assets, but not our real estate, fixtures and equipment, and it contains one financial covenant, a fixed charge coverage ratio, which is applicable and tested only in certain circumstances. The facility has an unused commitment fee of 0.25% and permits the payment of cash dividends subject to certain limitations.  We have had no borrowings under our credit facility.

Operating Leases. We lease our stores under operating leases, which generally have an initial term of five years with renewal options. The typical store lease requires a combination of both fixed monthly rents and contingent rents computed as a percentage of net sales after a certain sales threshold has been met. For fiscal 2014, rent expense was $44.4 million compared with $42.1 million in fiscal 2013 (including $0.6 million and $0.5 million of percentage rent, respectively, in fiscal 2014 and 2013).

Purchase Obligations. As of January 31, 2015, we had purchase obligations of $97.6 million, all of which were for less than one year. These purchase obligations consist of outstanding merchandise orders.

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

Inventory

Inventory is stated at the lower of cost (first-in, first-out basis) or market as determined by the retail inventory method for store inventory and the average cost method for distribution center inventory. Under the retail inventory method, the cost of inventory is determined by calculating a cost-to-retail ratio and applying it to the retail value of inventory. Inherent in the retail inventory calculation are certain significant management judgments and estimates, including, among others, merchandise markups, markdowns and shrinkage, which impact the ending inventory valuation at cost as well as resulting cost of sales. Merchandise markdowns are reflected in the inventory valuation when the price of an item is lowered in the stores. As a result, we believe the retail inventory method results in a more conservative inventory valuation than other accounting methods. We estimate and record an allowance for shrinkage for the period between the last physical count and the balance sheet date. The estimate of shrinkage can be affected by changes in actual shrinkage trends. Inventory shrinkage as a percentage of sales has been 1.2% in each of the past three fiscal years. The allowance for estimated inventory shrinkage was $2.6 million as of January 31, 2015 and February 1, 2014.  Many retailers have arrangements with vendors that provide for rebates and allowances under certain conditions, which ultimately affect the value of the inventory. We do not generally enter into such arrangements with our vendors. There were no material changes in the estimates or assumptions related to the valuation of inventory during fiscal 2014.

Property and Equipment, net

We have a significant investment in property and equipment stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the lesser of the estimated useful lives (primarily three to five years for computer equipment and furniture, fixtures and equipment, five years for leasehold improvements, seven years for major purchased software systems, and fifteen to twenty years for buildings and building improvements) of the related assets or the relevant lease term. Any reduction in these estimated useful lives would result in a higher annual depreciation expense for the related assets. There were no material changes in the estimates or assumptions related to the valuation and classification of property and equipment during fiscal 2014.

Impairment of Long-Lived Assets

We continually evaluate whether events and changes in circumstances warrant revised estimates of the useful lives or recognition of an impairment loss for long-lived assets. If facts and circumstances indicate that a long-lived asset may be impaired, the carrying value is reviewed. If this review indicates that the carrying value of the asset will not be recovered as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value. Non-cash impairment losses related to leasehold improvements and fixtures and equipment at underperforming stores totaled $0.1 million, $1.5 million and $1.2 million in fiscal 2014, 2013 and 2012, respectively. Impairment losses in the future are dependent on a number of factors such as site selection and general economic trends on a localized, regional, or national basis, and thus could be significantly different from historical results. To the extent our estimates for net sales, cost of sales and store expenses are not realized, future assessments of recoverability could result in impairment charges.  There were no changes in our impairment loss methodology during fiscal 2014.

Insurance Liabilities

We are largely self-insured for workers’ compensation costs and employee medical claims.  Our self-insurance liabilities are based on the total estimated costs of claims filed and estimates of claims incurred but not reported, less amounts paid against such claims.  We use current and historical claims data, together with information from actuarial studies, in developing our estimates.  The insurance liabilities we record are primarily influenced by the frequency and severity of claims and the Company’s growth.  If the underlying facts and circumstances related to the claims change, then we may be required to record more or less expense which could be material in relation to our results of operations.  Our self-insurance liabilities totaled $2.8 million ($1.5 million current and $1.3 million noncurrent) as of January 31, 2015 and $2.7 million ($1.6 million current and $1.1 million noncurrent) as of February 1, 2014. There were no material changes in the estimates or assumptions related to insurance liabilities during fiscal 2014.

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

Certain leases provide for contingent rents that are not measurable at inception. These contingent rents are primarily based on a percentage of net sales that are in excess of a predetermined level. These amounts are excluded from minimum rent and are included in the determination of total rent expense when it is probable that the expense has been incurred and the amount is reasonably estimable. There were no material changes in the estimates or assumptions related to operating leases during fiscal 2014.

Accounting for Income Taxes

We account for income taxes under the asset and liability method. The computation of income taxes is subject to estimation due to the judgment required and the uncertainty related to the recoverability of deferred tax assets or the outcome of tax audits. We adjust our income tax provision in the period it is determined that actual results will differ from our estimates. Tax law and rate changes are reflected in the income tax provision in the year in which such changes are enacted.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making an assessment as to the realization of these assets.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible and income tax credits and net operating losses may be utilized, management may determine that some or all of the Company’s deferred tax assets may not ultimately be deductible and income tax credits and net operating losses may expire unused.  Should such an assessment be made, a valuation allowance against some or all of the Company’s $10.7 million in deferred tax assets would have to be recorded with a resulting charge to income tax expense.

A number of U.S. income tax provisions expired on December 31, 2014, including the work opportunity tax credit.  If not renewed, the expiration of the work opportunity tax credit will adversely impact our income tax expense beginning in the first quarter of 2015.

There were no material changes in the estimates or assumptions related to income taxes during fiscal 2014.

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

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to financial market risks related to changes in interest rates earned on our investments. We cannot predict market fluctuations in interest rates. As a result, future results may differ materially from estimated results due to changes in interest rates. A hypothetical 100 basis point change in prevailing market interest rates would not have materially impacted our financial position, results of operations or cash flows for fiscal 2014. We do not engage in financial transactions for trading or speculative purposes and have not entered into any interest rate hedging contracts. Interest rates on our credit facility did not impact us in fiscal 2014 because we did not borrow during the year.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended January 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.               OTHER INFORMATION

None.

PART III

ITEM 10.                 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item with respect to our executive officers and directors, compliance by our directors, executive officers and certain beneficial owners of our common stock with Section 16(a) of the Exchange Act, the committees of our Board of Directors, our Audit Committee Financial Expert and our Code of Ethics is incorporated herein by reference to information under the captions entitled “Board of Directors and Committees of the Board of Directors,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance”  in our definitive proxy statement (to be filed hereafter) in connection with our 2015 Annual Meeting of Stockholders and possibly elsewhere in the proxy statement (or will be filed by amendment to this Report).

ITEM 11.                 EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to information under the captions entitled “Executive Compensation,” “Board of Directors and Committees of the Board of Directors” and “Compensation Committee Report” in our definitive proxy statement (to be filed hereafter) in connection with our 2015 Annual Meeting of Stockholders and possibly elsewhere in the proxy statement (or will be filed by amendment to this Report).

ITEM 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item with respect to ownership of our common stock is incorporated herein by reference to the information under the caption entitled “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement (to be filed hereafter) in connection with our 2015 Annual Meeting of Stockholders and possibly elsewhere in the proxy statement (or will be filed by amendment to this Report).

Equity Compensation Plan Information.  The following table represents those securities authorized for issuance as of January 31, 2015 under our existing equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1) (a)	Weighted average exercise price of outstanding options, warrants and rights (2) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (3) (c)
Equity compensation plans approved by security holders	25,250	$34.38	948,111
Equity compensation plans not approved by security holders	—	—	—
Total	25,250	$34.38	948,111

(1)     Includes 25,250 outstanding options issued under the Citi Trends, Inc. 2005 Long-Term Incentive Plan (the “2005 Plan”).  The Citi Trends, Inc. 2012 Incentive Plan (the “2012 Plan”) became effective in May 2012 as a successor to the 2005 Plan.  The 2012 Plan provides for the issuance of up to 1,600,000 shares of common stock, plus a number of additional shares (not to exceed 300,000) underlying awards outstanding under prior plans that later terminate or expire unexercised.  Such shares will be issued upon the exercise of stock options or as awards of nonvested restricted stock and other performance awards. Does not include nonvested restricted stock grants issued under the 2005 Plan and 2012 Plan totaling 48,187 and 535,741, respectively.

(2)         The weighted average exercise price is for options only and does not include nonvested restricted stock.

(3)         Consists of shares available for awards of options, restricted stock and other performance awards under the 2012 Plan.

ITEM 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information under the captions entitled “Certain Relationships and Related Party Transactions” and “Board of Directors and Committees of the Board of Directors” in our definitive proxy statement (to be filed hereafter) in connection with our 2015 Annual Meeting of Stockholders and possibly elsewhere in the proxy statement (or will be filed by amendment to this Report).

ITEM 14.                 PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information under the caption entitled “Ratification of Independent Registered Public Accounting Firm” in our definitive proxy statement (to be filed hereafter) in connection with our 2015 Annual Meeting of Stockholders and possibly elsewhere in the proxy statement (or will be filed by amendment to this Report).

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

*10.2

Form of Restricted Stock Award Agreement for Employees under the 2005 Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2008)

*10.3	Form of Restricted Stock Award Agreement for Directors under the 2005 Plan (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended February 3, 2007)

*10.4	Form of Stock Option Agreement for Employees under the 2005 Plan (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended February 3, 2007)

*10.5	Form of Stock Option Agreement for Directors under the 2005 Plan (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended February 3, 2007)

*10.6	Offer Letter to Ivy Council dated December 6, 2006 (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended February 2, 2008)

*10.7	Offer Letter to Bruce D. Smith dated March 5, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2007)

10.8

Credit Agreement, dated March 26, 2008 among Citi Trends, Inc., as Borrower, the Subsidiaries of the Borrower identified therein, as the Guarantors, and Bank of America, N.A., as Lender (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended February 2, 2008)

10.9

UBS Offer Letter, dated October 8, 2008, together with Acceptance Form of Citi Trends, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 1, 2008)

10.10

First Amendment to Credit Agreement, dated as of March 25, 2009, by and between Citi Trends, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended January 31, 2009)

*10.11	Citi Trends, Inc. Annual Incentive Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2009)

*10.12

Form of Restricted Stock Award Agreement for Employees under the 2005 Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2009)

*10.13

Form of Restricted Stock Award Agreement for Directors under the 2005 Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2009)

10.14

Second Amendment to Credit Agreement, dated as of March 22, 2010, by and between Citi Trends, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended January 30, 2010)

*10.15	Offer Letter to Charles D. Crowell dated February 3, 2011 (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended January 28, 2012)

10.16

Third Amendment to Credit Agreement, dated as of July 27, 2011, by and between Citi Trends, Inc., the Guarantor identified therein and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2011)

10.17

Credit Agreement, dated October 27, 2011 among Citi Trends, Inc., as Borrower, its wholly owned subsidiary, as Guarantor, and Bank of America, N.A., as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2011)

*10.18	Summary of terms of employment for R. Edward Anderson (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended January 28, 2012)

*10.19

Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and R. Edward Anderson dated February 7, 2012 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2012)

*10.20

Severance Agreement between the Company and R. Edward Anderson dated February 7, 2012 (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended January 28, 2012)

*10.21	Offer Letter to Jason T. Mazzola dated January 18, 2012 (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended January 28, 2012)

*10.22

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

*10.24	Citi Trends, Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 28, 2012)

*10.25

Form of Restricted Stock Award Agreement for Employees under the Citi Trends, Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 28, 2012)

*10.26

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

*10.28

Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and Bruce D. Smith dated May 1, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2013)

*10.29

Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and Ivy D. Council dated May 1, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2013)

*10.30

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

21.1	Subsidiary of the Registrant

23.1	Consent of KPMG LLP

31.1	Certification of Jason T. Mazzola, President and Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Bruce D. Smith, Chief Operating Officer and Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Jason T. Mazzola, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Bruce D. Smith, Chief Operating Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial statements from Citi Trends, Inc.’s Annual Report on Form 10-K for the year ended January 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders’ Equity and (v) Notes to Consolidated Financial Statements.

*                    Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITI TRENDS, INC.
(Registrant)

Date	April 15, 2015	By	/s/ Jason T. Mazzola	/s/ Bruce D. Smith
			Jason T. Mazzola	Bruce D. Smith
			President and Chief Executive Officer (Principal Executive Officer)	Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jason T. Mazzola	President and Chief Executive Officer	April 15, 2015
Jason T. Mazzola	(Principal Executive Officer) and Director

/s/ Bruce D. Smith	Chief Operating Officer and	April 15, 2015
Bruce D. Smith	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ R. Edward Anderson	Executive Chairman of the Board of Directors	April 15, 2015
R. Edward Anderson

/s/ Brian P. Carney	Director	April 15, 2015
Brian P. Carney

/s/ Laurens M. Goff	Director	April 15, 2015
Laurens M. Goff

/s/ Lawrence E. Hyatt	Director	April 15, 2015
Lawrence E. Hyatt

/s/ John S. Lupo	Director	April 15, 2015
John S. Lupo

Citi Trends, Inc.
Index to Consolidated Financial Statements

CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED JANUARY 31, 2015, FEBRUARY 1, 2014 AND FEBRUARY 2, 2013

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

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we assessed the effectiveness of our internal control over financial reporting as of January 31, 2015, based on the criteria described in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our management concluded that our internal control over financial reporting was effective based on those criteria as of January 31, 2015.

Our independent registered public accounting firm, KPMG LLP, audited the effectiveness of our internal control over financial reporting as of January 31, 2015, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Citi Trends, Inc.:

We have audited the accompanying consolidated balance sheets of Citi Trends, Inc. and subsidiary as of January 31, 2015 and February 1, 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years ended January 31, 2015, February 1, 2014, and February 2, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citi Trends, Inc. and subsidiary as of January 31, 2015 and February 1, 2014, and the results of its operations and its cash flows for each of the years ended January 31, 2015, February 1, 2014, and February 2, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Citi Trends, Inc.’s internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 15, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Jacksonville, Florida
April 15, 2015
Certified Public Accountants

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Citi Trends, Inc.:

We have audited Citi Trends, Inc.’s internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Citi Trends, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Citi Trends, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Citi Trends, Inc. and subsidiary as of January 31, 2015 and February 1, 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended January 31, 2015, February 1, 2014, and February 2, 2013 and our report dated April 15, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Jacksonville, Florida
April 15, 2015
Certified Public Accountants

Citi Trends, Inc.

Consolidated Balance Sheets

January 31, 2015 and February 1, 2014

(in thousands, except share data)

	January 31, 2015	February 1, 2014
Assets
Current assets:
Cash and cash equivalents	$74,514	$58,928
Short-term investment securities	15,850	6,004
Inventory	131,057	126,501
Prepaid and other current assets	14,604	11,221
Income tax receivable	973	394
Deferred tax asset	4,359	4,711
Total current assets	241,357	207,759
Property and equipment, net	47,603	56,154
Long-term investment securities	22,447	19,777
Deferred tax asset	6,328	6,932
Other assets	638	686
Total assets	$318,373	$291,308

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$72,245	$60,037
Accrued expenses	14,176	14,651
Accrued compensation	14,996	9,548
Layaway deposits	585	515
Total current liabilities	102,002	84,751
Other long-term liabilities	5,749	7,686
Total liabilities	107,751	92,437

Stockholders’ equity:
Common stock, $0.01 par value. Authorized 32,000,000 shares; 15,743,617 shares issued as of January 31, 2015 and 15,604,805 shares issued as of February 1, 2014; 15,577,867 shares outstanding as of January 31, 2015 and 15,439,055 shares outstanding as of February 1, 2014	152	150
Paid in capital	85,598	82,815
Retained earnings	125,037	116,071
Treasury stock, at cost; 165,750 shares as of January 31, 2015 and February 1, 2014	(165)	(165)
Total stockholders’ equity	210,622	198,871

Commitments and contingencies (note 9)
Total liabilities and stockholders’ equity	$318,373	$291,308

See accompanying notes to consolidated financial statements

Citi Trends, Inc.

Consolidated Statements of Operations

Years Ended January 31, 2015, February 1, 2014, and February 2, 2013

(in thousands, except per share data)

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Net sales	$670,840	$622,204	$654,653

Cost of sales (exclusive of depreciation shown separately below)	(418,416)	(394,445)	(426,904)
Selling, general and administrative expenses	(221,041)	(206,146)	(207,411)
Depreciation	(20,177)	(21,974)	(23,950)
Asset impairment	(83)	(1,542)	(1,177)
Gain on sale of former distribution center	—	1,526	—
Income (loss) from operations	11,123	(377)	(4,789)
Interest income	187	281	260
Interest expense	(200)	(194)	(212)
Income (loss) before income taxes	11,110	(290)	(4,741)
Income tax (expense) benefit	(2,144)	754	2,516
Net income (loss)	$8,966	$464	$(2,225)

Basic net income (loss) per common share	$0.60	$0.03	$(0.15)
Diluted net income (loss) per common share	$0.60	$0.03	$(0.15)

Weighted average number of shares outstanding
Basic	14,961	14,798	14,672
Diluted	15,020	14,813	14,672

See accompanying notes to consolidated financial statements

Citi Trends, Inc.

Consolidated Statements of Cash Flows

Years Ended January 31, 2015, February 1, 2014, and February 2, 2013

(in thousands)

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Operating activities:
Net income (loss)	$8,966	$464	$(2,225)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	20,177	21,974	23,950
Asset impairment	83	1,542	1,177
Deferred income taxes	956	(1,692)	(2,899)
Gain on sale of former distribution center	—	(1,526)	—
Loss on disposal of property and equipment	23	1	42
Noncash stock-based compensation expense	4,007	3,355	2,743
Excess tax benefits from stock-based payment arrangements	(342)	305	428
Changes in assets and liabilities:
Inventory	(4,556)	14,972	(9,947)
Prepaid and other current assets	(3,383)	(573)	(126)
Other assets	48	55	57
Accounts payable	12,082	(2,653)	(16,251)
Accrued expenses and other long-term liabilities	(3,016)	(2,565)	(2,081)
Accrued compensation	5,448	1,419	(2,216)
Income tax receivable	(237)	435	9,633
Layaway deposits	70	(145)	57
Net cash provided by operating activities	40,326	35,368	2,342

Investing activities:
Purchases of investment securities	(22,183)	(24,548)	—
Sales/redemptions of investment securities	9,667	17,292	1,217
Proceeds from sale of former distribution center	—	2,941	—
Purchases of property and equipment	(11,002)	(8,469)	(7,332)
Net cash used in investing activities	(23,518)	(12,784)	(6,115)

Financing activities:
Excess tax benefits from stock-based payment arrangements	342	(305)	(428)
Cash used to settle withholding taxes on stock option exercises and the vesting of nonvested restricted stock	(1,592)	(668)	(522)
Proceeds from the exercise of stock options	28	54	—
Net cash used in financing activities	(1,222)	(919)	(950)
Net increase (decrease) in cash and cash equivalents	15,586	21,665	(4,723)

Cash and cash equivalents:
Beginning of year	58,928	37,263	41,986
End of year	$74,514	$58,928	$37,263

Supplemental disclosures of cash flow information:
Cash paid for interest	$134	$127	$141
Cash payments (refunds) of income taxes	$1,425	$503	$(9,250)
Supplemental disclosures of noncash investing activities:
Accrual for purchases of property and equipment	$730	$207	$(1,709)

See accompanying notes to consolidated financial statements

Citi Trends, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended January 31, 2015, February 1, 2014, and February 2, 2013

(in thousands, except share amounts)

	Common Stock		Paid in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balances—January 28, 2012	15,062,300	$148	$78,588	$117,832	165,750	$(165)	$196,403
Vesting of nonvested shares		1					1
Excess tax benefits from stock based payment arrangements			(428)				(428)
Issuance of nonvested shares to employees and directors under incentive plan	334,564						—
Forfeiture of nonvested shares by employees and directors	(56,865)						—
Stock-based compensation expense			2,743				2,743
Net share settlement of nonvested shares	(44,219)		(523)				(523)
Net loss				(2,225)			(2,225)
Balances—February 2, 2013	15,295,780	149	80,380	115,607	165,750	(165)	195,971
Exercise of stock options	6,525		54				54
Vesting of nonvested restricted stock units	29,166	1					1
Excess tax benefits from stock based payment arrangements			(305)				(305)
Issuance of nonvested shares to employees and directors under incentive plan	392,466						—
Forfeiture of nonvested shares by employees and directors	(63,060)						—
Stock-based compensation expense			3,355				3,355
Net share settlement of nonvested shares	(56,072)		(669)				(669)
Net income				464			464
Balances—February 1, 2014	15,604,805	150	82,815	116,071	165,750	(165)	198,871
Exercise of stock options	2,000		28				28
Vesting of nonvested restricted stock units	28,671	3					3
Excess tax benefits from stock based payment arrangements			342				342
Issuance of nonvested shares to employees and directors under incentive plan	234,596						—
Forfeiture of nonvested shares by employees and directors	(37,775)						—
Stock-based compensation expense			4,007				4,007
Net share settlement of nonvested shares	(88,680)	(1)	(1,594)				(1,595)
Net income				8,966			8,966
Balances—January 31, 2015	15,743,617	$152	$85,598	$125,037	165,750	$(165)	$210,622

See accompanying notes to consolidated financial statements

Citi Trends, Inc.

Notes to Consolidated Financial Statements

January 31, 2015, February 1, 2014 and February 2, 2013

(1)        Organization and Business

Citi Trends, Inc. and its subsidiary (the “Company”) operate as a value-priced retailer of urban fashion apparel and accessories for the entire family. As of January 31, 2015, the Company operated 511 stores in 29 states.

(2)        Summary of Significant Accounting Policies

(a)  Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany transactions and balances have been eliminated in consolidation.

(b)  Fiscal Year

The Company’s fiscal year ends on the Saturday closest to January 31 of each year. The years ended January 31, 2015, February 1, 2014, and February 2, 2013 are referred to as fiscal 2014, fiscal 2013, and fiscal 2012, respectively, in the accompanying consolidated financial statements. Fiscal year 2012 is comprised of 53 weeks, while fiscal years 2014 and 2013 are each comprised of 52 weeks.

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

(f)  Impairment of Long-Lived Assets

If facts and circumstances indicate that a long-lived asset may be impaired, the carrying value is reviewed. If this review indicates that the carrying value of the asset will not be recovered as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value. Non-cash impairment expense related primarily to leasehold improvements and fixtures and equipment at underperforming stores totaled $0.1 million, $1.5 million and $1.2 million in fiscal 2014, 2013 and 2012, respectively.

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

(i)  Revenue Recognition

Revenue from retail sales net of sales taxes is recognized at the time the customer takes possession of and pays for merchandise, less an allowance for returns. The Company allows customers to return merchandise for up to thirty days after the date of sale and the Company reduces revenues for each fiscal year using a combination of actual and estimated return information for the returns in the thirty days after the year ends. The provision for returns was $0.2 million as of January 31, 2015 and $0.1 million as of February 1, 2014.  Revenue from layaway sales is recognized when the customer has paid for and received the merchandise. If the merchandise is not fully paid for within sixty days, the customer is given a store credit for merchandise payments made, less a re-stocking and layaway service fee. Such fees, which are non-refundable, are recognized in revenue when collected. The introduction of gift cards to all stores was completed in 2010.  Proceeds from the sale of gift cards are deferred until the customers use the cards to purchase merchandise.  No amounts have yet been amortized into income for gift cards that were sold and are not expected to be redeemed (“breakage”) due to the relative immateriality of the total gift card liability ($0.6 million as of January 31, 2015 and February 1, 2014) and requirements to escheat certain amounts to the state in which the gift card subsidiary is incorporated. All sales are from cash, check or major credit card company transactions. The Company does not offer company-sponsored customer credit accounts.

(j)  Cost of Sales

Cost of sales includes the cost of inventory sold during the period and transportation costs, including inbound freight related to inventory sold and freight from the distribution centers to the stores, net of discounts and allowances.  Distribution center costs, store occupancy expenses and advertising expenses are not considered components of cost of sales and are included as part of selling, general and administrative expenses.  Depreciation is also not considered a component of cost of sales and is included as a separate line item in the consolidated statements of operations.  Distribution center costs (exclusive of depreciation) for fiscal 2014, 2013 and 2012 were $14.2 million, $13.2 million and $13.4 million, respectively.

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

The following table provides a reconciliation of the number of average common shares outstanding used to calculate basic earnings per share to the number of common shares and common stock equivalents outstanding used in calculating diluted earnings per share for fiscal 2014, 2013, and 2012:

	2014	2013	2012
Average number of common shares outstanding	14,960,920	14,798,154	14,671,638
Incremental shares from assumed exercises of stock options	1,254	1,187	—
Incremental shares from assumed vesting of nonvested restricted stock	58,315	14,103	—
Average number of common shares and common stock equivalents outstanding	15,020,489	14,813,444	14,671,638

The dilutive effect of stock-based compensation arrangements is accounted for using the treasury stock method.  This method assumes that the proceeds the Company receives from the exercise of stock options are used to repurchase common shares in the market.  The Company includes as assumed proceeds the amount of compensation cost attributed to future services and not yet recognized, and the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of outstanding options and vesting of nonvested restricted stock.  For fiscal 2014, 2013, and 2012, respectively, there were 27,000, 41,000, and 47,000 options outstanding to purchase shares of common stock excluded from the calculation of diluted earnings per share because of antidilution.  For fiscal 2014, 2013 and 2012, respectively, there were 542,000, 607,000 and 402,000 shares of nonvested restricted stock, respectively, excluded from the calculation of diluted earnings per share because of antidilution.

(l)  Advertising

The Company expenses advertising as incurred. Advertising expense for fiscal 2014, 2013 and 2012 was $2.4 million, $2.4 million and $3.1 million, respectively.

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

The Company is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. As of January 31, 2015 and February 1, 2014, the Company included a liability of $0.7 million in other long-term liabilities, representing estimated expenses that would be incurred upon the termination of the Company’s operating leases.

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

(q)  Business Reporting Segments

The Company is a value-priced retailer of urban fashion apparel and accessories for the entire family.  The retail operations represent a single operating segment based on the way the Company manages its business.  Operating decisions and resource allocation decisions are made at the Company level in order to maintain a consistent retail store presentation.  The Company’s retail stores sell similar products, use similar processes to sell those products, and sell their products to similar classes of customers. All sales and assets are located within the United States. The Company’s merchandise assortment by classification as a percentage of net sales for fiscal 2014, 2013 and 2012 is as follows:

	Percentage of Net Sales
	2014	2013	2012
Accessories	29%	26%	23%
Children’s	26%	27%	27%
Ladies’	24%	26%	29%
Men’s	17%	18%	18%
Home	4%	3%	3%

(3)        Property and Equipment, net

The components of property and equipment as of January 31, 2015 and February 1, 2014 are as follows (in thousands):

	January 31,	February 1,
	2015	2014
Land	$246	$246
Buildings	23,728	23,437
Leasehold improvements	76,270	73,276
Furniture, fixtures and equipment	100,712	95,671
Computer equipment	26,217	24,502
Construction in progress	1,905	890
	229,078	218,022
Accumulated depreciation	(181,475)	(161,868)
	$47,603	$56,154

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

As of January 31, 2015, the Company’s investment securities are classified as held-to-maturity since the Company has the intent and ability to hold the investments to maturity. Such securities are carried at amortized cost plus accrued interest and consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Bank certificates of deposit (Level 2)	$4,996	$—	$—	$4,996
Obligations of states and municipalities (Level 2)	2,074	—	—	2,074
Obligations of the U. S. Treasury (Level 1)	8,780	9	—	8,789
	$15,850	$9	$—	$15,859
Long-term:
Obligations of the U. S. Treasury (Level 1)	$7,543	$24	$—	$7,567
Bank certificates of deposit (Level 2)	14,904	—	—	14,904
	$22,447	$24	$—	$22,471

The amortized cost and fair market value of investment securities as of January 31, 2015 by contractual maturity are as follows (in thousands):

	Amortized Cost	Fair Market Value
Mature in one year or less	$15,850	$15,859
Mature after one year through five years	22,447	22,471
	$38,297	$38,330

As of February 1, 2014, the Company’s investment securities were classified as held-to-maturity and consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Bank certificates of deposit (Level 2)	$6,004	$—	$—	$6,004
	$6,004	$—	$—	$6,004
Long-term:
Obligations of the U. S. Treasury (Level 1)	$15,152	$19	$—	$15,171
Bank certificates of deposit (Level 2)	4,625	—	—	4,625
	$19,777	$19	$—	$19,796

The amortized cost and fair market value of investment securities as of February 1, 2014 by contractual maturity were as follows (in thousands):

	Amortized Cost	Fair Market Value
Mature in one year or less	$6,004	$6,004
Mature after one year through five years	19,777	19,796
	$25,781	$25,800

There were no changes among the levels in the three fiscal years ended January 31, 2015.

Fair market values of Level 2 investments are determined by management with the assistance of a third party pricing service.  Since quoted prices in active markets for identical assets are not available, these prices are determined by the third party pricing service using observable market information such as quotes from less active markets and quoted prices of similar securities.

(5)        Revolving Line of Credit

On October 27, 2011, the Company entered into a five-year, $50 million credit facility with Bank of America.  The facility includes a $25 million uncommitted “accordion” feature that under certain circumstances could allow the Company to increase the size of the facility to $75 million.  Borrowings, if any, under the facility will bear interest (a) for LIBOR Rate Loans, at LIBOR plus 1.5%, or (b) for Base Rate Loans, at a rate equal to the highest of (i) the prime rate plus 0.5%, (ii) the Federal Funds Rate plus 1.0%, or (iii) LIBOR plus 1.5%.  The facility is secured by the Company’s inventory, accounts receivable and related assets, but not its real estate, fixtures and equipment, and it contains one financial covenant, a fixed charge coverage ratio, which is applicable and tested only in certain circumstances. The facility has an unused commitment fee of 0.25% and permits the payment of cash dividends subject to certain limitations, including a requirement that there were no borrowings outstanding in the 30 days prior to the dividend payment and no borrowings are expected in the 30 days subsequent to the payment.  The Company has had no borrowings under the credit facility.

(6)        Income Taxes

Income tax (expense) benefit for fiscal 2014, 2013, and 2012 consists of the following (in thousands):

	2014	2013	2012
Current:
Federal	$(780)	$(637)	$(70)
State	(408)	(301)	(313)
Total current	(1,188)	(938)	(383)
Deferred:
Federal	(1,384)	1,882	2,281
State	428	(190)	618
Total deferred	(956)	1,692	2,899
Total income tax (expense) benefit	$(2,144)	$754	$2,516

Income tax (expense) benefit computed using the federal statutory rate is reconciled to the reported income tax expense (benefit) as follows for fiscal 2014, 2013, and 2012 (in thousands):

	2014	2013	2012
Statutory rate applied to (income) loss before income taxes	$(3,889)	$102	$1,659
State income taxes, net of federal benefit	(364)	9	182
State tax credits	558	144	106
State tax credits - valuation allowance (net of federal benefit)	(159)	(359)	—
Tax exempt interest	127	63	7
General business credits	1,502	886	691
Other	81	(91)	(129)
Income tax (expense) benefit	$(2,144)	$754	$2,516

The components of deferred tax assets and deferred tax liabilities as of January 31, 2015 and February 1, 2014 are as follows (in thousands):

	January 31,	February 1,
	2015	2014
Deferred tax assets:
Deferred rent amortization	$866	$1,322
Inventory capitalization	2,488	2,238
Federal jobs credits	1,047	2,072
Book and tax depreciation differences	2,057	1,915
Vacation liability	859	828
State tax credits	1,998	1,539
Stock compensation	1,489	1,369
Legal expense reserve	595	595
Insurance liabilities	883	851
Other	398	478
Subtotal deferred tax assets	12,680	13,207
Less: State tax credits valuation allowance - net	(1,272)	(1,169)
Total deferred tax assets	11,408	12,038

Deferred tax liabilities:
Prepaid expenses	(721)	(395)
Total deferred tax liabilities	(721)	(395)
Net deferred tax asset	$10,687	$11,643

The Company files income tax returns in U.S. federal and state jurisdictions where it does business and is subject to examinations by the IRS and other taxing authorities.  With a few exceptions, the Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years prior to fiscal 2009.  The Company reviews and assesses uncertain tax positions, if any, with recognition and measurement of tax benefit based on a “more-likely-than-not” standard with respect to the ultimate outcome, regardless of whether this assessment is favorable or unfavorable.  As of January 31, 2015, there were no benefits taken on the Company’s income tax returns that do not qualify for financial statement recognition.   If a tax position does not meet the minimum statutory threshold to avoid payment of penalties and interest, a company is required to recognize an expense for the amount of the interest and penalty in the period in which the company claims or expects to claim the position on its tax return.  For financial statement purposes, companies are allowed to elect whether to classify such charges as either income tax expense or another expense classification.  Should such expense be incurred in the future, the Company will classify such interest as a component of interest expense and penalties as a component of income tax expense.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible and income tax credits may be utilized, management believes it is more likely than not that the Company will realize the benefits of these deductible differences with the exception of certain tax credits available in one state. Losses incurred in 2011 caused the Company to conclude that its ability to utilize a portion of such state’s tax credits was no longer more likely than not, necessitating a charge to income tax expense and a reduction in deferred tax assets totaling $0.8 million in connection with the establishment of a valuation allowance.  In 2013, the Company increased the valuation allowance by $0.4 million when it concluded that its ability to utilize most of the remaining portion of such credits was no longer more likely than not. In 2014, additional jobs credits became available in this state, and the Company concluded that a portion of  such credits was not likely to be utilized, resulting in an additional increase in the valuation allowance of $0.1 million.

The effective income tax rate for fiscal 2014, 2013 and 2012 included the recognition of benefits arising from various federal and state tax credits.  Under current IRS and state income tax regulations, these credits may be carried back for two years or carried forward for periods up to 20 years.  The income tax benefit in fiscal 2014 included $2.1 million related to such credits, partially offset by the aforementioned $0.1 million increase in a valuation allowance.  The income tax benefit in fiscal 2013 included $1.0 million related to such credits, partially offset by the aforementioned $0.4 million increase in a valuation allowance.  The income tax benefit in fiscal 2012 included $0.8 million related to such credits.

A number of U.S. income tax provisions expired on December 31, 2014, including the work opportunity tax credit.  If not renewed, the expiration of the work opportunity tax credit will adversely impact the Company’s income tax expense beginning in the first quarter of 2015.

(7)        Other Long-Term Liabilities

The components of other long-term liabilities as of January 31, 2015 and February 1, 2014 are as follows (in thousands):

	January 31, 2015	February 1, 2014
Deferred rent	$1,209	$2,051
Tenant improvement allowances	2,490	3,823
Other	2,050	1,812
	$5,749	$7,686

(8)        Stockholders’ Equity

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

Shares of time-based nonvested restricted stock granted to employees vest in either equal installments over three or four years from the date of grant, or over three years at 25% on the first and second anniversaries and 50% on the third anniversary.  Shares issued to directors vest one year from the date of grant.  The Company records compensation expense for grants of time-based nonvested restricted stock on a straight line basis over the requisite service period of the stock recipients which is equal to the vesting period of the stock.  Total compensation cost for such stock is calculated based on the closing market price on the date of grant multiplied by the number of shares granted.  Using an estimated forfeiture rate equal to 12.4%, the Company expects to recognize $4.4 million in future compensation expense from the grants of time-based restricted stock over the requisite service period of up to four years.  Compensation costs for grants of performance-based restricted stock units (RSU’s) are recorded in full on the date of grant using a lattice model to estimate fair market value.  During fiscal 2014, 2013 and 2012, compensation expense arising from time-based nonvested restricted stock grants and performance-based RSU’s totaled $4.0 million, $3.4 million and $2.7 million, respectively.

A summary of activity related to time-based nonvested restricted stock grants during fiscal year 2014 is as follows:

	Nonvested Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of February 1, 2014	613,727	$12.98
Granted	234,596	17.31
Vested	(226,620)	13.83
Forfeited	(37,775)	14.03
Outstanding as of January 31, 2015	583,928	$14.30

In March 2013, the Company granted 38,889 RSU’s to one employee.  The RSU’s had performance vesting criteria which were based upon the closing price of the Company’s stock achieving certain thresholds.  The shares vested 25% upon achieving a closing stock price for a 20 consecutive day period of $11; $13; $16; and $20, respectively.   The award expires 3 years from the date of grant.   On the date of grant, the Company expensed $219,000 which was the estimated fair market value.   The first three thresholds were achieved in 2013, resulting in the vesting of 29,166 shares in 2013.  In 2014, the remaining 9,723 shares vested.

In March of 2014, the Company granted 25,263 RSU’s to one employee.  The RSU’s have performance vesting criteria which are based upon the closing price of the Company’s stock achieving certain thresholds.  The shares vest 25% upon achieving a closing stock price for a 20 consecutive day period of $19; $21; $23; and $25, respectively.  The award expires 3 years from the date of grant.  On the date of grant, the Company expensed $331,000 which was the estimated fair market value.  The first three thresholds were achieved in 2014, resulting in the vesting of 18,948 shares during the year and an unvested balance of 6,315 shares as of January 31, 2015.

Cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised and vesting of restricted shares (“excess tax benefits”) are classified as financing cash flows. Increase (decrease) in such excess tax benefits was $0.3 million, ($0.3) million and ($0.4) million in fiscal 2014, 2013 and 2012, respectively.

Compensation expense associated with stock options is based on an estimate of the fair value of each option award on the date of grant using the Black-Scholes Merton option pricing model.  Expected volatility is based on estimated future volatility of the Company’s common stock price. No compensation expense for stock options was recorded during fiscal 2014, 2013 or 2012 as the last grant vested prior to the beginning of fiscal 2012.

As of January 31, 2015, there remained outstanding 25,250 options, issued under the 2005 Plan.  No options have been issued under the 2012 Plan.  The Board of Directors determined the exercise prices of the option grants.  Option grants generally vested in equal installments over four years from the date of grant for employees and over one to three years for directors and were generally exercisable up to ten years from the date of grant.  The exercise price of stock options may be satisfied through net share settlements. A summary of the status of stock options under the Company’s stock option plans and changes during fiscal 2014 is presented in the table below:

	2014
			Weighted Average
		Weighted Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value

Outstanding as of February 1, 2014	40,700	$34.71	2.0	$14,000
Granted	—	—	—	—
Exercised	(2,000)	14.00	0.3	19,323
Net shares settled	—	—	—	—
Forfeited	(13,450)	38.42	0.6	—

Outstanding as of January 31, 2015	25,250	$34.38	1.0	$44,450

Vested as of January 31, 2015	25,250	$34.38	1.0	$44,450

Exercisable as of January 31, 2015	25,250	$34.38	1.0	$44,450

As of January 31, 2015, the range of exercise prices was $14.00 to $44.03.  As of February 1, 2014 and February 2, 2013, the range of exercise prices was $14.00 to $44.03, and $4.46 to $44.03, respectively.

Cash received from options exercised totaled $28,000 in fiscal 2014, $54,000 in fiscal 2013, and $0 in 2012.  The intrinsic value of the options exercised in fiscal 2014 and 2013 was $19,000 and $49,000, respectively.

(9)        Commitments and Contingencies

The Company leases its stores under operating leases, which generally have an initial term of five years with renewal options. Future minimum rent payments under operating leases having noncancellable lease terms as of January 31, 2015 are as follows (in thousands):

Fiscal Year:
2015	$38,426
2016	30,166
2017	21,486
2018	15,270
2019	8,701
Thereafter	4,340
Total future minimum lease payments	$118,389

Certain operating leases provide for fixed monthly rents, while others provide for contingent rents computed as a percentage of net sales and others provide for a combination of both fixed monthly rents and contingent rents computed as a percentage of net sales. Rent expense was $44.4 million, $42.1 million and $41.7 million in fiscal 2014, 2013 and 2012 (including $0.6 million, $0.5 million and $0.7 million of percentage rent), respectively.

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

The Company has not received full documentation or information from the EEOC in support of its letter of determination, but has undertaken its own internal analysis of the EEOC’s claims and defenses to such claims and has had discussions with the EEOC in that regard.  Following discussions with the EEOC regarding possible settlement, the EEOC proposed a settlement amount to be paid by the Company of $2.5 million, with any unclaimed funds following efforts to identify and compensate claimants to be directed to one or more charities.  In the interest of reaching a satisfactory conciliation agreement with the EEOC, the Company proposed a total economic settlement offer of $1.0 million to cover all claims and the expenses of administering and complying with the settlement (excluding professional fees), with no reversion of unclaimed funds back to the Company.  On March 19, 2015, the Company received a response from the EEOC proposing a settlement amount to be paid by the Company of $1.0 million to cover all claims.  The EEOC’s proposed conciliation agreement contained in its settlement proposal would require certain undertakings by the Company with regard to employment policies and procedures, training requirements, and a continuing reporting obligation to the EEOC for a period of two years, with the expenses incurred in connection with such undertakings to be paid by the Company.  The Company has evaluated this proposed conciliation agreement and has addressed with the EEOC certain modifications to it, without affecting the overall settlement amount. The Company is awaiting a response from the EEOC regarding these proposed modifications.

On February 24, 2012, a suit was filed in the United States District Court for the Northern District of Alabama, Middle Division, by certain individuals as a purported collective action on behalf of current and former employees of the Company holding store managerial positions.  The plaintiffs alleged that store managers have been improperly classified as exempt from the obligation to pay overtime in violation of the Fair Labor Standards Act (FLSA).  Although the Company continues to believe that its store managers are and have been properly classified as exempt employees under FLSA, the parties agreed to settle this case.  The court approved the settlement in October 2014 with no finding of wrongdoing by the Company.  Selling, general and administrative expenses include a charge totaling $1.7 million in the third quarter of 2014 for the amount of the settlement and related costs which were paid in the fourth quarter of 2014.

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

(10)     Valuation and Qualifying Accounts

The following table summarizes the allowances for inventory shrinkage and deferred tax assets (in thousands):

	Allowance for Inventory Shrinkage	Allowance for Deferred Tax Assets
Balance as of January 28, 2012	$1,987	$810
Additions charged to costs and expenses	7,608	—
Deductions	(7,260)	—
Balance as of February 2, 2013	2,335	810
Additions charged to costs and expenses	7,535	359
Deductions	(7,302)	—
Balance as of February 1, 2014	2,568	1,169
Additions charged to costs and expenses	8,365	103
Deductions	(8,287)	—
Balance as of January 31, 2015	$2,646	$1,272

For the allowance for inventory shrinkage, additions charged to costs and expenses are the result of estimated inventory shrinkage, while deductions represent actual inventory shrinkage incurred from physical inventories taken during the fiscal year.

For the deferred tax asset valuation allowance, additions charged to costs and expenses represent the establishment of a valuation allowance when management determines that its ability to utilize certain tax credits included in deferred tax assets is no longer more likely than not.

(11)     Unaudited Quarterly Results of Operations

	Quarter Ended
	Jan. 31	Nov. 1	Aug. 2	May 3	Feb. 1	Nov. 2	Aug. 3	May 4
	2015	2014	2014	2014	2014	2013	2013	2013
	(in thousands, except per share and share amounts)
Statement of Operations Data:
Net sales	$181,143	$156,694	$144,987	$188,016	$157,193	$145,362	$137,821	$181,828

Cost of sales (exclusive of depreciation shown separately below)	(113,567)	(98,542)	(91,540)	(114,767)	(99,567)	(92,074)	(88,299)	(114,505)
Selling, general and administrative expenses	(57,515)	(56,354)	(53,197)	(53,975)	(50,170)	(52,148)	(51,920)	(51,908)
Depreciation	(4,871)	(5,038)	(5,108)	(5,160)	(5,258)	(5,454)	(5,667)	(5,595)
Asset impairment	—	—	(83)	—	(305)	(556)	(654)	(27)
Gain on sale of former distribution center	—	—	—	—	—	1,526	—	—

Income (loss) from operations	5,190	(3,240)	(4,941)	14,114	1,893	(3,344)	(8,719)	9,793
Interest, net	4	(5)	(17)	5	19	29	18	21

Income (loss) before income taxes	5,194	(3,245)	(4,958)	14,119	1,912	(3,315)	(8,701)	9,814
Income tax (expense) benefit	(521)	1,038	2,379	(5,040)	(447)	1,643	3,208	(3,650)
Net income (loss)	$4,673	$(2,207)	$(2,579)	$9,079	$1,465	$(1,672)	$(5,493)	$6,164

Net income (loss) per common share:
Basic	$0.31	$(0.15)	$(0.17)	$0.61	$0.10	$(0.11)	$(0.37)	$0.42
Diluted	$0.31	$(0.15)	$(0.17)	$0.61	$0.10	$(0.11)	$(0.37)	$0.42
Weighted average shares used to compute net income (loss) per common share:
Basic	14,989,043	14,981,559	14,972,186	14,900,893	14,824,656	14,815,107	14,801,217	14,751,637
Diluted	15,128,210	14,981,559	14,972,186	14,901,530	14,881,752	14,815,107	14,801,217	14,753,048

Net income (loss) per share is computed independently for each period presented. As a result, the total of net income (loss) per share for the four quarters may not equal the annual amount.