Form 10-Q
period 2015-05-02
Citi Trends Inc
filed 2015-06-09
CIK 1318484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2015

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

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 18, 2015
Common Stock, $.01 par value	15,554,081 shares

CITI TRENDS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Citi Trends, Inc.

Condensed Consolidated Balance Sheets

May 2, 2015 and January 31, 2015

(Unaudited)

(in thousands, except share data)

	May 2,	January 31,
	2015	2015
Assets
Current assets:
Cash and cash equivalents	$86,808	$74,514
Short-term investment securities	20,707	15,850
Inventory	116,152	131,057
Prepaid and other current assets	14,091	14,604
Income tax receivable	—	973
Deferred tax asset	3,874	4,359
Total current assets	241,632	241,357
Property and equipment, net of accumulated depreciation of $186,283 and $181,475 as of May 2, 2015 and January 31, 2015, respectively	44,945	47,603
Long-term investment securities	21,328	22,447
Deferred tax asset	5,387	6,328
Other assets	629	638
Total assets	$313,921	$318,373
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$56,954	$72,245
Accrued expenses	15,195	14,176
Accrued compensation	10,549	14,996
Income tax payable	2,120	—
Layaway deposits	1,402	585
Total current liabilities	86,220	102,002
Other long-term liabilities	5,554	5,749
Total liabilities	91,774	107,751
Stockholders’ equity:
Common stock, $0.01 par value. Authorized 32,000,000 shares; 15,723,238 shares issued as of May 2, 2015 and 15,743,617 shares issued as of January 31, 2015; 15,557,488 shares outstanding as of May 2, 2015 and 15,577,867 shares outstanding as of January 31, 2015	153	152
Paid in capital	85,843	85,598
Retained earnings	136,316	125,037
Treasury stock, at cost; 165,750 shares as of May 2, 2015 and January 31, 2015	(165)	(165)
Total stockholders’ equity	222,147	210,622
Commitments and contingencies (note 9)
Total liabilities and stockholders’ equity	$313,921	$318,373

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Income

Thirteen Weeks Ended May 2, 2015 and May 3, 2014

(Unaudited)

(in thousands, except per share data)

	Thirteen Weeks Ended
	May 2,	May 3,
	2015	2014
Net sales	$194,913	$188,016

Cost of sales (exclusive of depreciation shown separately below)	(117,509)	(114,767)
Selling, general and administrative expenses	(55,812)	(53,975)
Depreciation	(4,813)	(5,160)
Income from operations	16,779	14,114
Interest income	56	53
Interest expense	(47)	(48)
Income before income tax expense	16,788	14,119
Income tax expense	(5,509)	(5,040)
Net income	$11,279	$9,079

Basic net income per common share	$0.75	$0.61
Diluted net income per common share	$0.74	$0.61

Weighted average number of shares outstanding
Basic	15,096	14,901
Diluted	15,181	14,902

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Cash Flows

Thirteen Weeks Ended May 2, 2015 and May 3, 2014

(Unaudited)

(in thousands)

	Thirteen Weeks Ended
	May 2,	May 3,
	2015	2014
Operating activities:
Net income	$11,279	$9,079
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,813	5,160
Loss on disposal of property and equipment	24	1
Deferred income taxes	1,426	661
Noncash stock-based compensation expense	1,363	1,190
Excess tax benefits from stock-based payment arrangements	(1,293)	(236)
Changes in assets and liabilities:
Inventory	14,905	13,781
Prepaid and other current assets	513	(1,492)
Other assets	9	13
Accounts payable	(15,304)	(8,434)
Accrued expenses and other long-term liabilities	524	181
Accrued compensation	(4,447)	837
Income tax receivable/payable	4,386	4,354
Layaway deposits	817	919
Net cash provided by operating activities	19,015	26,014
Investing activities:
Sales/redemptions of investment securities	3,509	4,094
Purchases of investment securities	(7,247)	(4,754)
Purchases of property and equipment	(1,866)	(1,846)
Net cash used in investing activities	(5,604)	(2,506)
Financing activities:
Excess tax benefits from stock-based payment arrangements	1,293	236
Proceeds from the exercise of stock options	70	—
Cash used to settle withholding taxes on the vesting of nonvested restricted stock	(2,480)	(1,239)
Net cash used in financing activities	(1,117)	(1,003)
Net increase in cash and cash equivalents	12,294	22,505
Cash and cash equivalents:
Beginning of period	74,514	58,928
End of period	$86,808	$81,433

Supplemental disclosures of cash flow information:
Cash paid for interest	$31	$31
Cash (refunds) payments of income taxes	$(303)	$25
Supplemental disclosures of noncash investing activities:
Accrual for purchases of property and equipment	$313	$121

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
May 2, 2015

1. Basis of Presentation

Citi Trends, Inc. and its subsidiary (the “Company”) operate as a value-priced retailer of urban fashion apparel and accessories for the entire family.  As of May 2, 2015, the Company operated 515 stores in 31 states.

The condensed consolidated balance sheet as of May 2, 2015 and the condensed consolidated statements of income and cash flows for the thirteen week periods ended May 2, 2015 and May 3, 2014 have been prepared by the Company without audit. The condensed consolidated balance sheet as of January 31, 2015 has been derived from the audited financial statements as of that date, but does not include all required year-end disclosures.  In the opinion of management, such statements include all adjustments considered necessary to present fairly the Company’s financial position as of May 2, 2015 and January 31, 2015, and its results of operations and cash flows for all periods presented.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended January 31, 2015.

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all information and footnotes required by U.S. GAAP for complete financial statements.  Operating results for the thirteen weeks ended May 2, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending January 30, 2016.

The following contains references to years 2015 and 2014, which represent fiscal years ending or ended on January 30, 2016 and January 31, 2015, respectively.  Fiscal 2015 and fiscal 2014 both have 52-week accounting periods.

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

The dilutive effect of stock-based compensation arrangements is accounted for using the treasury stock method.  This method assumes that the proceeds the Company receives from the exercise of stock options are used to repurchase common shares in the market.  The Company includes as assumed proceeds the amount of compensation cost attributed to future services and not yet recognized, and the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of outstanding options and vesting of nonvested restricted stock.  For the thirteen weeks ended May 2, 2015 and May 3, 2014, there were 20,000 and 31,000 stock options, respectively, and 387,000 and 605,000 shares of nonvested restricted stock, respectively, excluded from the calculation of diluted earnings per share because of antidilution.

The following table provides a reconciliation of the average number of common shares outstanding used to calculate basic earnings per share to the number of common shares and common stock equivalents outstanding used in calculating diluted earnings per share for the thirteen weeks ended May 2, 2015 and May 3, 2014:

	Thirteen Weeks Ended
	May 2, 2015	May 3, 2014
Average number of common shares outstanding	15,095,729	14,900,893
Incremental shares from assumed exercises of stock options	771	637
Incremental shares from assumed vesting of nonvested restricted stock	84,837	—
Average number of common shares and common stock equivalents outstanding	15,181,337	14,901,530

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

As of May 2, 2015, the Company’s investment securities are classified as held-to-maturity since the Company has the intent and ability to hold the investments to maturity.  Such securities are carried at amortized cost plus accrued interest and consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Obligations of the U. S. Treasury (Level 1)	$7,520	$4	$—	$7,524
Obligations of states and municipalities (Level 2)	3,912	3	—	3,915
Bank certificates of deposit (Level 2)	9,275	—	—	9,275
	$20,707	$7	$—	$20,714
Long-term:
Obligations of the U. S. Treasury (Level 1)	7,536	16	—	7,552
Obligations of states and municipalities (Level 2)	50	—	—	50
Bank certificates of deposit (Level 2)	13,742	—	—	13,742
	$21,328	$16	$—	$21,344

The amortized cost and fair market value of investment securities as of May 2, 2015 by contractual maturity are as follows (in thousands):

	Amortized Cost	Fair Market Value
Mature in one year or less	$20,707	$20,714
Mature after one year through five years	21,328	21,344
	$42,035	$42,058

As of January 31, 2015, the Company’s investment securities were classified as held-to-maturity and consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Bank certificates of deposit (Level 2)	$4,996	$—	$—	$4,996
Obligations of states and municipalities (Level 2)	2,074	—	—	2,074
Obligations of the U. S. Treasury (Level 1)	8,780	9	—	8,789
	$15,850	$9	$—	$15,859
Long-term:
Obligations of the U. S. Treasury (Level 1)	$7,543	$24	$—	$7,567
Bank certificates of deposit (Level 2)	14,904	—	—	14,904
	$22,447	$24	$—	$22,471

The amortized cost and fair market value of investment securities as of January 31, 2015 by contractual maturity were as follows (in thousands):

	Amortized Cost	Fair Market Value
Mature in one year or less	$15,850	$15,859
Mature after one year through five years	22,447	22,471
	$38,297	$38,330

There were no changes among the levels in the thirteen weeks ended May 2, 2015.

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

ASC 740-270, “Income Taxes — Interim Reporting”, requires companies to calculate income taxes by applying their estimated full-year tax rate in each interim period unless the estimated full-year tax rate is not reliably predictable.  For the thirteen weeks ended May 2, 2015 and May 3, 2014, the Company utilized this annual effective tax rate method to calculate income taxes. Work opportunity tax credits (WOTC) earned on wages paid subsequent to December 31, 2014 were not available to the Company for the first quarter of 2015 due to the expiration of the program on December 31, 2014.  It is possible that the federal government will retroactively reinstate WOTC back to the beginning of 2015 (as was done in 2014); however, due to the uncertainty involved, no WOTC benefits were recorded on 2015 qualifying wages in the thirteen week period ended May 2, 2015.

8. Other Long-Term Liabilities

The components of other long-term liabilities as of May 2, 2015 and January 31, 2015 are as follows (in thousands):

	May 2, 2015	January 31, 2015
Deferred rent	$1,101	$1,209
Tenant improvement allowances	2,517	2,490
Other	1,936	2,050
	$5,554	$5,749

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Except for specific historical information, many of the matters discussed in this Form 10-Q may express or imply projections of revenues or expenditures, statements of plans and objectives for future operations, growth or initiatives, statements of future economic performance, or statements regarding the outcome or impact of pending or threatened litigation. These, and similar statements, are forward-looking statements concerning matters that involve risks, uncertainties and other factors that may cause the actual performance of the Company to differ materially from those expressed or implied by these statements. All forward-looking information should be evaluated in the context of these risks, uncertainties and other factors. The words “believe,” “anticipate,” “project,” “plan,” “expect,” “estimate,” “objective,” “forecast,” “goal,” “intend,” “could,” “will likely result,” or “will continue” and similar words and expressions generally identify forward-looking statements, although not all forward-looking statements contain such language. The Company believes the assumptions underlying these forward-looking statements are reasonable; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in the forward-looking statements.

The factors that may result in actual results differing from such forward-looking information include, but are not limited to: transportation and distribution delays or interruptions; changes in freight rates; the Company’s ability to negotiate effectively the cost and purchase of merchandise; inventory risks due to shifts in market demand; the Company’s ability to gauge fashion trends and changing consumer preferences; changes in consumer spending on apparel; changes in product mix; interruptions in suppliers’ businesses; a deterioration in general economic conditions caused by acts of war or terrorism or other factors; temporary changes in demand due to weather patterns; seasonality of the Company’s business; delays associated with building, opening and operating new stores; delays associated with building, opening or expanding new or existing distribution centers; and other factors described in the section titled “Item 1A. Risk Factors” and elsewhere in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015 and in Part II, “Item 1A. Risk Factors” and elsewhere in the Company’s Quarterly Reports on Form 10-Q and any amendments thereto and in the other documents the Company files with the SEC, including reports on Form 8-K.

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

Overview

We are a value-priced retailer of urban fashion apparel and accessories for the entire family. Our merchandise offerings are designed to appeal to the preferences of fashion conscious consumers, particularly African-Americans. We operated 515 stores in both urban and rural markets in 31 states as of May 2, 2015.

We measure performance using key operating statistics. One of the main performance measures we use is comparable store sales growth. We define a comparable store as a store that has been opened for an entire fiscal year. Therefore, a store will not be considered a comparable store until its 13th month of operation at the earliest or until its 24th month at the latest. As an example, stores opened in fiscal 2014 and fiscal 2015 are not considered comparable stores in fiscal 2015. Relocated and expanded stores are included in the comparable store sales results. We also use other operating statistics, most notably average sales per store, to measure our performance. As we typically occupy existing space in established shopping centers rather than sites built specifically for our stores, store square footage (and therefore sales per square foot) varies by store. We focus on overall store sales volume as the critical driver of profitability.

In addition to sales, we measure cost of sales as a percentage of sales and store operating expenses, with a particular focus on labor, as a percentage of sales. These results translate into store level contribution, which we use to evaluate overall performance of each individual store. Finally, we monitor corporate expenses against budgeted amounts.  All of the statistics discussed above are critical components of earnings before interest, taxes, depreciation and amortization (“EBITDA”) and Adjusted EBITDA (comprised of EBITDA, as adjusted for non-cash asset impairment expense), which are considered our most important operating statistics.  Although non-GAAP measures such as EBITDA and Adjusted EBITDA provide useful information on an operating cash flow basis, they are limited measures in that they exclude the impact of cash requirements for capital expenditures, income taxes and interest expense.  Therefore, EBITDA and Adjusted EBITDA should be used as supplements to results of operations and cash flows as reported under U.S. GAAP and should not be used as a singular measure of operating performance or as a substitute for U.S. GAAP results.  Furthermore, such non-GAAP measures may not be comparable to similarly titled measures of other companies.

Provided below is a reconciliation of net income to EBITDA and to Adjusted EBITDA for the thirteen week periods ended May 2, 2015 and May 3, 2014:

	Thirteen Weeks Ended
	May 2, 2015	May 3, 2014

Net income	$11,279	$9,079

Plus:
Interest expense	47	48
Income tax expense	5,509	5,040
Depreciation	4,813	5,160

Less:
Interest income	(56)	(53)
EBITDA	21,592	19,274

Asset impairment	—	—

Adjusted EBITDA	$21,592	$19,274

Accounting Periods

The following discussion contains references to fiscal years 2015 and 2014, which represent fiscal years ending or ended on January 30, 2016 and January 31, 2015, respectively.  Fiscal 2015 and fiscal 2014 both have 52-week accounting periods.  This discussion and analysis should be read with the unaudited condensed consolidated financial statements and the notes thereto.

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

Thirteen Weeks Ended May 2, 2015 and May 3, 2014

Net Sales.  Net sales increased $6.9 million, or 3.7%, to $194.9 million in the thirteen weeks ended May 2, 2015 from $188.0 million in the thirteen weeks ended May 3, 2014.  The increase in sales was due to the opening of 12 new stores since last year’s first quarter and a 1.8% increase in comparable store sales, partially offset by the impact of closing two stores in fiscal 2014.  The increase in comparable store sales was reflected in an increase of 4% in the number of customer transactions and a slight increase in the average number of items per transaction, partially offset by an average unit sale that declined by more than 2%.  Comparable store sales changes by major merchandise class were as follows in the first quarter of 2015:  Home +13%; Ladies’ +7%; Accessories +2%; Men’s -1%; and Children’s -3%.

Store opening and closing activity resulted in a net increase of $3.5 million, while the 1.8% comparable store sales increase in the 503 comparable stores totaled $3.4 million.

Cost of Sales (exclusive of depreciation).  Cost of sales (exclusive of depreciation) increased $2.7 million, or 2.4%, to $117.5 million in the first quarter of 2015 from $114.8 million in last year’s first quarter due to the effect of the increase in sales discussed above, partially offset by an improvement in cost of sales as a percentage of sales to 60.3% in the first quarter of 2015 from 61.0% in last year’s first quarter.  The decrease in cost of sales as a percentage of sales was due primarily to an 80 basis points improvement in the core merchandise margin (initial mark-up, net of markdowns) as a result of improved inventory management and the resulting need for fewer merchandise markdowns in this year’s first quarter.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $1.8 million, or 3.4%, to $55.8 million in the first quarter of 2015 from $54.0 million in last year’s first quarter due to the opening of 12 new stores since last year’s first quarter, together with normal inflationary pressure on expenses such as payroll, rent, and employee medical claims.  As a percentage of sales, selling, general and administrative expenses decreased slightly to 28.6% in the first quarter of fiscal 2015 from 28.7% in the first quarter of fiscal 2014.

Depreciation.  Depreciation expense decreased $0.4 million, or 6.7%, to $4.8 million in the first quarter of 2015 from $5.2 million in the first quarter of 2014, due to the slowing of our store opening pace in relation to previous years.

Income Tax Expense.  Income tax expense increased $0.5 million, or 9.3%, to $5.5 million in this year’s first quarter from $5.0 million in the first quarter of 2014 due to an increase in pretax income, partially offset by a decrease in the effective income tax rate to 32.8% from 35.7%, with the decrease in such rate from last year resulting from tax credits being higher as a percentage of pretax income in fiscal 2015.

Net Income.  Net income increased 24.2% to $11.3 million in the first quarter of 2015 from $9.1 million in the first quarter of 2014 due to the factors discussed above.

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

Current Financial Condition. As of May 2, 2015, we had total cash and cash equivalents of $86.8 million compared to $74.5 million as of January 31, 2015. Additionally, we had $20.7 million and $21.3 million of short-term and long-term investment securities, respectively, as of May 2, 2015, compared with $15.9 million and $22.4 million, respectively, as of January 31, 2015.  These securities are comprised of bank certificates of deposit and obligations of the U.S. Treasury, states and municipalities. Inventory represented 37.0% of our total assets as of May 2, 2015, compared to 41.2% as of January 31, 2015.  Management’s ability to manage our inventory can have a significant impact on our cash flows from operations during a given interim period or fiscal year. In addition, inventory purchases can be seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise.

Cash Flows From Operating Activities. Net cash provided by operating activities was $19.0 million in the first quarter of 2015 compared to $26.0 million in the same period of 2014.  Sources of cash provided during the first quarter of 2015 included net income adjusted for noncash expenses such as depreciation, loss on disposal of property and equipment, deferred income taxes and stock-based compensation expense, totaling $18.9 million (compared to $16.1 million in the first quarter of 2014).  Other significant sources of cash in the first quarter of 2015 were (1) a $14.9 million decrease in inventory (compared to a $13.8 million decrease in the first quarter of fiscal 2014) due to apparel retail seasonality which typically results in having more inventory at the beginning of the spring selling season than at the end, and (2) a $4.4 million change in the income tax receivable/payable (compared to a $4.4 million change in the first quarter of fiscal 2014) due to income tax expense being accrued on first quarter pretax income while no estimated tax payments were due during the quarter.  Significant uses of cash from operating activities were (1) a $15.3 million decrease in accounts payable (compared to an $8.4 million decrease in the first quarter of 2014) due to the decline in inventory discussed above, and (2) a $4.4 million decrease in accrued compensation (compared to a $0.8 million increase in the first quarter of fiscal 2014) due to payment in the first quarter of 2015 of incentive compensation accrued in fiscal 2014.

Cash Flows From Investing Activities. Cash used in investing activities was $5.6 million in the first quarter of 2015 and $2.5 million in the first quarter of 2014.  Purchases of investment securities, net of sales/redemptions, used cash of $3.7 million and $0.7 million in the first quarter of 2015 and 2014, respectively.  Cash used for purchases of property and equipment totaled $1.9 million and $1.8 million in the first quarter of 2015 and 2014, respectively.

Cash Flows From Financing Activities. Cash flows from financing activities were insignificant in the first thirteen weeks of both 2015 and 2014.

Cash Requirements

Our principal sources of liquidity consist of: (i) cash and cash equivalents (which equaled $86.8 million as of May 2, 2015); (ii) short-term and long-term investment securities (which equaled $20.7 million and $21.3 million, respectively, as of May 2, 2015); (iii) short-term trade credit; (iv) cash generated from operations on an ongoing basis as we sell our merchandise inventory; and (v) a $50 million revolving credit facility (under which we have no borrowings outstanding). Trade credit represents a significant source of financing for inventory purchases and arises from customary payment terms and trade practices with our vendors.  Historically, our principal liquidity requirements have been for working capital and capital expenditure needs.

We believe that our existing sources of liquidity will be sufficient to fund our operations and anticipated capital expenditures for at least the next 12 months.

Critical Accounting Policies

The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. There have been no material changes to the Critical Accounting Policies outlined in the Company’s Annual Report on Form 10-K for the year ended January 31, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risk during the thirteen weeks ended May 2, 2015 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended January 31, 2015.

Item 4. Controls and Procedures.

We have carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 2, 2015 pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer each concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information has been accumulated and communicated to our management, including the officers who certify our financial reports, as appropriate, to allow timely decisions regarding the required disclosures.

Our disclosure controls and procedures are designed to provide reasonable assurance that the controls and procedures will meet their objectives. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended May 2, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There are no material changes to the Risk Factors described under the section “ITEM 1A. RISK FACTORS” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item  6. Exhibits.

31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2

Certification of Chief Operating Officer and Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.* †

101

The following financial information from Citi Trends, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of May 2, 2015 and January 31, 2015, (ii) the Condensed Consolidated Statements of Income for the thirteen week periods ended May 2, 2015 and May 3, 2014, (iii) the Condensed Consolidated Statements of Cash Flows for the thirteen week periods ended May 2, 2015 and May 3, 2014, and (iv) Notes to the Condensed Consolidated Financial Statements.*

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and the undersigned also has signed this report in his capacity as the Registrant’s Chief Financial Officer (Principal Financial and Accounting Officer).

CITI TRENDS, INC.

Date: June 9, 2015

	By:	/s/ Bruce D. Smith
	Name:	Bruce D. Smith
	Title:	Chief Operating Officer and Chief Financial Officer