Form 10-Q
period 2015-08-01
Citi Trends Inc
filed 2015-08-31
CIK 1318484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2015

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

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 17, 2015
Common Stock, $.01 par value	15,552,131 shares

CITI TRENDS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Citi Trends, Inc.

Condensed Consolidated Balance Sheets

August 1, 2015 and January 31, 2015

(Unaudited)

(in thousands, except share data)

	August 1,	January 31,
	2015	2015
Assets
Current assets:
Cash and cash equivalents	$54,380	$74,514
Short-term investment securities	24,778	15,850
Inventory	126,346	131,057
Prepaid and other current assets	14,890	14,604
Income tax receivable	—	973
Deferred tax asset	4,056	4,359
Total current assets	224,450	241,357
Property and equipment, net of accumulated depreciation of $190,540 and $181,475 as of August 1, 2015 and January 31, 2015, respectively	47,903	47,603
Long-term investment securities	36,512	22,447
Deferred tax asset	6,557	6,328
Other assets	627	638
Total assets	$316,049	$318,373
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$59,391	$72,245
Accrued expenses	15,274	14,176
Accrued compensation	10,023	14,996
Income tax payable	310	—
Layaway deposits	1,818	585
Total current liabilities	86,816	102,002
Other long-term liabilities	6,040	5,749
Total liabilities	92,856	107,751
Stockholders’ equity:
Common stock, $0.01 par value. Authorized 32,000,000 shares; 15,717,920 shares issued as of August 1, 2015 and 15,743,617 shares issued as of January 31, 2015; 15,552,170 shares outstanding as of August 1, 2015 and 15,577,867 shares outstanding as of January 31, 2015	154	152
Paid in capital	86,726	85,598
Retained earnings	136,478	125,037
Treasury stock, at cost; 165,750 shares as of August 1, 2015 and January 31, 2015	(165)	(165)
Total stockholders’ equity	223,193	210,622
Commitments and contingencies (note 10)
Total liabilities and stockholders’ equity	$316,049	$318,373

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Operations

Twenty-Six Weeks Ended August 1, 2015 and August 2, 2014

(Unaudited)

(in thousands, except per share data)

	Twenty-Six Weeks Ended
	August 1,	August 2,
	2015	2014
Net sales	$348,791	$333,003

Cost of sales (exclusive of depreciation shown separately below)	(210,688)	(206,307)
Selling, general and administrative expenses	(111,515)	(107,172)
Depreciation	(9,433)	(10,268)
Asset impairment	—	(83)
Income from operations	17,155	9,173
Interest income	115	92
Interest expense	(94)	(104)
Income before income tax expense	17,176	9,161
Income tax expense	(5,735)	(2,661)
Net income	$11,441	$6,500

Basic net income per common share	$0.76	$0.44
Diluted net income per common share	$0.75	$0.43

Weighted average number of shares outstanding
Basic	15,139	14,937
Diluted	15,193	14,946

Citi Trends, Inc.

Condensed Consolidated Statements of Operations

Thirteen Weeks Ended August 1, 2015 and August 2, 2014

(Unaudited)

(in thousands, except per share data)

	Thirteen Weeks Ended
	August 1, 2015	August 2, 2014
Net sales	$153,878	$144,987

Cost of sales (exclusive of depreciation shown separately below)	(93,179)	(91,540)
Selling, general and administrative expenses	(55,703)	(53,197)
Depreciation	(4,620)	(5,108)
Asset impairment	—	(83)
Income (loss) from operations	376	(4,941)
Interest income	59	39
Interest expense	(47)	(56)
Income (loss) before income tax (expense) benefit	388	(4,958)
Income tax (expense) benefit	(226)	2,379
Net income (loss)	$162	$(2,579)

Basic net income (loss) per common share	$0.01	$(0.17)
Diluted net income (loss) per common share	$0.01	$(0.17)

Weighted average number of shares outstanding
Basic	15,183	14,972
Diluted	15,204	14,972

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Cash Flows

Twenty-Six Weeks Ended August 1, 2015 and August 2, 2014

(Unaudited)

(in thousands)

	Twenty-Six Weeks Ended
	August 1, 2015	August 2, 2014
Operating activities:
Net income	$11,441	$6,500
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,433	10,268
Asset impairment	—	83
Loss on disposal of property and equipment	24	1
Deferred income taxes	74	156
Noncash stock-based compensation expense	2,248	2,116
Excess tax benefits from stock-based payment arrangements	(1,323)	(332)
Changes in assets and liabilities:
Inventory	4,711	6,045
Prepaid and other current assets	(286)	(3,604)
Other assets	11	23
Accounts payable	(12,903)	(1,192)
Accrued expenses and other long-term liabilities	524	184
Accrued compensation	(4,973)	110
Income tax receivable/payable	2,606	2,226
Layaway deposits	1,233	1,309
Net cash provided by operating activities	12,820	23,893
Investing activities:
Sales/redemptions of investment securities	12,429	5,937
Purchases of investment securities	(35,422)	(11,324)
Purchases of property and equipment	(8,843)	(5,649)
Net cash used in investing activities	(31,836)	(11,036)
Financing activities:
Excess tax benefits from stock-based payment arrangements	1,323	332
Proceeds from the exercise of stock options	70	—
Cash used to settle withholding taxes on the vesting of nonvested restricted stock	(2,511)	(1,410)
Net cash used in financing activities	(1,118)	(1,078)
Net (decrease) increase in cash and cash equivalents	(20,134)	11,779
Cash and cash equivalents:
Beginning of period	74,514	58,928
End of period	$54,380	$70,707

Supplemental disclosures of cash flow information:
Cash paid for interest	$63	$70
Cash paid for income taxes	$3,055	$279
Supplemental disclosures of noncash investing activities:
Accrual for purchases of property and equipment	$914	$295

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

August 1, 2015

1. Basis of Presentation

Citi Trends, Inc. and its subsidiary (the “Company”) operate as a value-priced retailer of urban fashion apparel and accessories for the entire family.  As of August 1, 2015, the Company operated 518 stores in 31 states.

The condensed consolidated balance sheet as of August 1, 2015, the condensed consolidated statements of operations for the twenty-six and thirteen week periods ended August 1, 2015 and August 2, 2014, and the condensed consolidated statements of cash flows for the twenty-six week periods ended August 1, 2015 and August 2, 2014 have been prepared by the Company without audit. The condensed consolidated balance sheet as of January 31, 2015 has been derived from the audited financial statements as of that date, but does not include all required year-end disclosures.  In the opinion of management, such statements include all adjustments considered necessary to present fairly the Company’s financial position as of August 1, 2015 and January 31, 2015, and its results of operations and cash flows for all periods presented.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended January 31, 2015.

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all information and footnotes required by U.S. GAAP for complete financial statements.  Operating results for the twenty-six weeks ended August 1, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending January 30, 2016.

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

The dilutive effect of stock-based compensation arrangements is accounted for using the treasury stock method.  This method assumes that the proceeds the Company receives from the exercise of stock options are used to repurchase common shares in the market.  The Company includes as assumed proceeds the amount of compensation cost attributed to future services and not yet recognized, and the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of outstanding options and vesting of nonvested restricted stock.  For the twenty-six weeks ended August 1, 2015 and August 2, 2014, there were 20,000 and 30,000 stock options, respectively, and 368,000 and 598,000 shares of nonvested restricted stock, respectively, excluded from the calculation of diluted earnings per share because of antidilution.  For the thirteen weeks ended August 1, 2015 and August 2, 2014, there were 20,000 and 30,000 stock options, respectively, and 349,000 and 607,000 shares of nonvested restricted stock, respectively, excluded from the calculation of diluted earnings per share because of antidilution.

The following table provides a reconciliation of the average number of common shares outstanding used to calculate basic earnings per share to the number of common shares and common stock equivalents outstanding used in calculating diluted earnings per share for the twenty-six and thirteen week periods ended August 1, 2015 and August 2, 2014:

	Twenty-Six Weeks Ended
	August 1, 2015	August 2, 2014
Average number of common shares outstanding	15,139,283	14,936,540
Incremental shares from assumed exercises of stock options	385	990
Incremental shares from assumed vesting of nonvested restricted stock	52,847	8,012
Average number of common shares and common stock equivalents outstanding	15,192,515	14,945,542

	Thirteen Weeks Ended
	August 1, 2015	August 2, 2014
Average number of common shares outstanding	15,182,838	14,972,186
Incremental shares from assumed exercises of stock options	—	—
Incremental shares from assumed vesting of nonvested restricted stock	20,854	—
Average number of common shares and common stock equivalents outstanding	15,203,692	14,972,186

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

As of August 1, 2015, the Company’s investment securities are classified as held-to-maturity since the Company has the intent and ability to hold the investments to maturity.  Such securities are carried at amortized cost plus accrued interest and consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Obligations of the U. S. Treasury (Level 1)	$3,787	$3	$—	$3,790
Obligations of states and municipalities (Level 2)	3,606	3	—	3,609
Bank certificates of deposit (Level 2)	17,385	—	—	17,385
	$24,778	$6	$—	$24,784
Long-term:
Obligations of the U. S. Treasury (Level 1)	25,000	22	—	25,022
Bank certificates of deposit (Level 2)	11,512	—	—	11,512
	$36,512	$22	$—	$36,534

The amortized cost and fair market value of investment securities as of August 1, 2015 by contractual maturity are as follows (in thousands):

	Amortized Cost	Fair Market Value
Mature in one year or less	$24,778	$24,784
Mature after one year through five years	36,512	36,534
	$61,290	$61,318

As of January 31, 2015, the Company’s investment securities were classified as held-to-maturity and consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Bank certificates of deposit (Level 2)	$4,996	$—	$—	$4,996
Obligations of states and municipalities (Level 2)	2,074	—	—	2,074
Obligations of the U. S. Treasury (Level 1)	8,780	9	—	8,789
	$15,850	$9	$—	$15,859
Long-term:
Obligations of the U. S. Treasury (Level 1)	$7,543	$24	$—	$7,567
Bank certificates of deposit (Level 2)	14,904	—	—	14,904
	$22,447	$24	$—	$22,471

The amortized cost and fair market value of investment securities as of January 31, 2015 by contractual maturity were as follows (in thousands):

	Amortized Cost	Fair Market Value
Mature in one year or less	$15,850	$15,859
Mature after one year through five years	22,447	22,471
	$38,297	$38,330

There were no changes among the levels in the twenty-six weeks ended August 1, 2015.

Fair market values of Level 2 investments are determined by management with the assistance of a third party pricing service.  Because quoted prices in active markets for identical assets are not available, these prices are determined by the third party pricing service using observable market information such as quotes from less active markets and quoted prices of similar securities.

6. Impairment of Long-Lived Assets

If facts and circumstances indicate that a long-lived asset may be impaired, the carrying value is reviewed. If this review indicates that the carrying value of the asset will not be recovered as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value.  There was no impairment expense related to leasehold improvements and fixtures and equipment at underperforming stores in the twenty-six and thirteen week periods ended August 1, 2015.  There was $0.1 million of impairment expense in the twenty-six and thirteen week periods ended August 2, 2014.

7. Revolving Line of Credit

On October 27, 2011, the Company entered into a five-year, $50 million credit facility with Bank of America.  The facility was amended on August 18, 2015, extending the maturity date to August 18, 2020.  The amended facility provides a $50 million credit commitment and a $25 million uncommitted “accordion” feature that under certain circumstances could allow the Company to increase the size of the facility to $75 million.  Borrowings, if any, under the facility will bear interest (a) for LIBOR Rate Loans, at LIBOR plus either 1.25% or 1.5%, or (b) for Base Rate Loans, at a rate equal to the highest of (i) the prime rate plus either 0.25% or 0.5%, (ii) the Federal Funds Rate plus either 0.75% or 1.0%, or (iii) LIBOR plus either 1.25% or 1.5%, based in any such case on the average daily availability for borrowings under the facility.  The facility continues to be secured by the Company’s inventory, accounts receivable and related assets, but not its real estate, fixtures and equipment, and it contains one financial covenant, a fixed charge coverage ratio, which is applicable and tested only in certain circumstances. The facility has an unused commitment fee of 0.25% and permits the payment of cash dividends subject to certain limitations, including a requirement that there were no borrowings outstanding in the 30 days prior to the dividend payment and no borrowings are expected in the 30 days subsequent to the payment.  The Company has had no borrowings under the credit facility.

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

ASC 740-270, “Income Taxes — Interim Reporting”, requires companies to calculate income taxes by applying their estimated full-year tax rate in each interim period unless the estimated full-year tax rate is not reliably predictable.  For the twenty-six weeks ended August 1, 2015 and August 2, 2014, the Company utilized this annual effective tax rate method to calculate income taxes. Work opportunity tax credits (WOTC) earned on 2015 qualifying wages paid subsequent to December 31, 2014 were not available to the Company in the first half of 2015 due to the expiration of the program on December 31, 2014.  It is possible that the federal government will retroactively reinstate WOTC back to the beginning of 2015 (as was done in 2014); however, due to the uncertainty involved, no WOTC benefits were recorded on 2015 qualifying wages in the twenty-six week period ended August 1, 2015.

9. Other Long-Term Liabilities

The components of other long-term liabilities as of August 1, 2015 and January 31, 2015 are as follows (in thousands):

	August 1, 2015	January 31, 2015
Deferred rent	$1,188	$1,209
Tenant improvement allowances	2,874	2,490
Other	1,978	2,050
	$6,040	$5,749

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

Overview

We are a value-priced retailer of urban fashion apparel and accessories for the entire family. Our merchandise offerings are designed to appeal to the preferences of fashion conscious consumers, particularly African-Americans. We operated 518 stores in both urban and rural markets in 31 states as of August 1, 2015.

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

Provided below is a reconciliation of net income to EBITDA and to Adjusted EBITDA for the twenty-six and thirteen week periods ended August 1, 2015 and August 2, 2014:

	Twenty-Six Weeks Ended		Thirteen Weeks Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014

Net income (loss)	$11,441	$6,500	$162	$(2,579)

Plus:
Interest expense	94	104	47	56
Income tax expense	5,735	2,661	226	—
Depreciation	9,433	10,268	4,620	5,108

Less:
Interest income	(115)	(92)	(59)	(39)
Income tax benefit	—	—	—	(2,379)
EBITDA	26,588	19,441	4,996	167

Asset impairment	—	83	—	83

Adjusted EBITDA	$26,588	$19,524	$4,996	$250

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

Twenty-Six Weeks Ended August 1, 2015 and August 2, 2014

Net Sales.  Net sales increased $15.8 million, or 4.7%, to $348.8 million in the first half of 2015 from $333.0 million in the first half of 2014.  The increase in sales was due to a 2.7% increase in comparable store sales and the opening of 13 new stores since last year’s second quarter, partially offset by the impact of closing four stores since last year’s second quarter.  The increase in comparable store sales was reflected in an increase of 4% in the number of customer transactions, partially offset by an average unit sale that declined by 1% and a slight decrease in the average number of items per transaction.  Comparable store sales changes by major merchandise class were as follows in the first half of 2015:  Home +17%; Ladies’ +7%; Accessories +3%; Men’s -1%; and Children’s -2%.

The 2.7% comparable store sales increase in the 501 comparable stores resulted in a net increase of $9.0 million in sales, while store opening and closing activity resulted in a net increase of $6.8 million.

Cost of Sales (exclusive of depreciation).  Cost of sales (exclusive of depreciation) increased $4.4 million, or 2.1%, to $210.7 million in the first half of 2015 from $206.3 million in last year’s first half due to the effect of the increase in sales discussed above, partially offset by an improvement in cost of sales as a percentage of sales to 60.4% in the first half of 2015 from 62.0% in last year’s first half.  The decrease in cost of sales as a percentage of sales was due primarily to a 140 basis points improvement in the core merchandise margin (initial mark-up, net of markdowns) as a result of improved inventory management and the resulting need for fewer merchandise markdowns in this year’s first half.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $4.3 million, or 4.1%, to $111.5 million in the first half of 2015 from $107.2 million in last year’s first half due to the opening of 13 new stores since last year’s second quarter, together with normal inflationary pressure on expenses such as payroll, rent, and employee medical claims.  As a percentage of sales, selling, general and administrative expenses decreased slightly to 32.0% in the first half of fiscal 2015 from 32.2% in the first half of fiscal 2014.

Depreciation.  Depreciation expense decreased $0.9 million, or 8.1%, to $9.4 million in the first half of 2015 from $10.3 million in the first half of 2014 due to the slowing of our store opening pace in relation to previous years.

Income Tax Expense.  Income tax expense increased $3.0 million, to $5.7 million in this year’s first half from $2.7 million in the first half of 2014 due to an increase in pretax income, accompanied by an increase in the effective income tax rate to 33.4% from 29.0%.  The increase in the effective tax rate from last year resulted from tax credits being lower as a percentage of pretax income in fiscal 2015 due to the significant increase in pretax income this year.

Net Income.  Net income increased 76.0% to $11.4 million in the first half of 2015 from $6.5 million in the first half of 2014 due to the factors discussed above.

Thirteen Weeks Ended August 1, 2015 and August 2, 2014

Net Sales.  Net sales increased $8.9 million, or 6.1%, to $153.9 million in the second quarter of 2015 from $145.0 million in the second quarter of 2014, consisting of a 3.9% increase in comparable store sales and the effect of opening 13 new stores since last year’s second quarter, partially offset by the impact of closing four stores after the second quarter of 2014.  The increase in comparable store sales was reflected almost entirely in an increase in the number of customer transactions, as the average number of items per transaction and the average unit sale were virtually unchanged.  Comparable store sales changes by major merchandise class were as follows in the second quarter of 2015:  Home + 17%; Ladies’ +7%; Accessories +6%; Children’s -1%; and  Men’s -1%.

The 3.9% comparable store sales increase in the 501 comparable stores totaled $5.6 million, while store opening and closing activity resulted in an increase of $3.3 million in sales.

Cost of sales (exclusive of depreciation).  Cost of sales (exclusive of depreciation) increased $1.7 million, or 1.8%, to $93.2 million in the second quarter of 2015 from $91.5 million in last year’s second quarter due to the effect of the increase in sales discussed above, partially offset by an improvement in cost of sales as a percentage of sales to 60.6% in the second quarter of 2015 from 63.1% in the second quarter of 2014.  The decrease in cost of sales as a percentage of sales was due to an improvement of 220 basis points in the core merchandise margin (initial mark-up, net of markdowns) as a result of improved inventory management and the resulting need for fewer merchandise markdowns in this year’s second quarter.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $2.5 million, or 4.7%, to $55.7 million in the second quarter of 2015 from $53.2 million in last year’s second quarter.  As a percentage of sales, selling, general and administrative expenses decreased to 36.2% in the second quarter of 2015 from 36.7% in the second quarter of 2014, due to the leveraging effect associated with the 3.9% increase in comparable store sales discussed above.

Depreciation.  Depreciation expense decreased $0.5 million, or 9.6%, to $4.6 million in the second quarter of 2015 from $5.1 million in the second quarter of 2014, due to the slowing of our store opening pace in relation to previous years.

Income Tax (Expense) Benefit.  Income tax expense increased $2.6 million, to $0.2 million in this year’s second quarter from a benefit of $2.4 million in the second quarter of 2014 due to having pretax income in the second quarter of 2015 versus a pretax loss in the second quarter of 2014.

Net Income (Loss).  Net income increased to $0.2 million in the second quarter of 2015 from a net loss of $2.6 million in the second quarter of 2014 due to the factors discussed above.

Liquidity and Capital Resources

Our cash requirements are primarily for working capital, opening of new stores, remodeling of our existing stores and the improvement of our information systems. In addition, on August 19, 2015, the Company announced that its board of directors had approved a share repurchase program of up to $15 million and a quarterly cash dividend on our common stock of $0.06 per share to be paid on September 15, 2015, to stockholders of record as of September 1, 2015.  In recent years, we have met our cash requirements using cash flow from operations and short-term trade credit.  We expect to be able to meet future cash requirements with cash flow from operations, short-term trade credit, existing balances of cash and investment securities and, if necessary, borrowings under our revolving credit facility.

Current Financial Condition. As of August 1, 2015, we had total cash and cash equivalents of $54.4 million compared to $74.5 million as of January 31, 2015.  Additionally, we had $24.8 million and $36.5 million of short-term and long-term investment securities, respectively, as of August 1, 2015, compared with $15.9 million and $22.4 million, respectively, as of January 31, 2015.  These securities are comprised of bank certificates of deposit and obligations of the U.S. Treasury, states and municipalities. Inventory represented 40.0% of our total assets as of August 1, 2015, compared to 41.2% as of January 31, 2015.  Management’s ability to manage our inventory can have a significant impact on our cash flows from operations during a given interim period or fiscal year. In addition, inventory purchases can be seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise.

Cash Flows From Operating Activities. Net cash provided by operating activities was $12.8 million in the first half of 2015 compared to $23.9 million in the same period of 2014.  Sources of cash provided during the first half of 2015 included net income adjusted for noncash expenses such as depreciation, loss on disposal of property and equipment, deferred income taxes and stock-based compensation expense, totaling

$23.2 million (compared to $19.1 million in the first half of 2014).  Other significant sources of cash in the first half of 2015 were (1) a $4.7 million decrease in inventory (compared to a $6.0 million decrease in the first half of fiscal 2014) due to apparel retail seasonality which typically results in having more inventory at the beginning of the spring selling season than at the beginning of the back-to-school season, and (2) a $2.6 million change in the income tax receivable/payable (compared to a $2.2 million change in the first half of fiscal 2014) due to income tax expense being accrued on first half pretax income while no estimated tax payments were due during the first half.  Significant uses of cash from operating activities were (1) a $12.9 million decrease in accounts payable (compared to a $1.2 million decrease in the first half of 2014) due to the payable balance at January 31, 2015 being unusually high as the result of a significant increase in the amount of purchases necessary in January 2015 to replenish merchandise levels when comparable store sales increased at a very high rate of 13.9% in the fourth quarter; since this higher level of purchases occurred in the last month of fiscal 2014, all such purchases were still in accounts payable as of January 31, 2015, and (2) a $5.0 million decrease in accrued compensation (compared to a $0.1 million increase in the first half of 2014) due to payment in the first half of 2015 of incentive compensation accrued in fiscal 2014.

Cash Flows From Investing Activities. Cash used in investing activities was $31.8 million in the first half of 2015 compared to $11.0 million in the first half of 2014.  Purchases of investment securities, net of sales/redemptions, used cash of $23.0 million and $5.4 million in the first half of 2015 and 2014, respectively.  Cash used for purchases of property and equipment totaled $8.8 million and $5.6 million in the first half of 2015 and 2014, respectively.  The increase in capital expenditures was a result of opening nine new stores and relocating or expanding ten stores in the first half of 2015, compared with opening four new stores and relocating or expanding three stores in the first half of 2014.

Cash Flows From Financing Activities. Cash flows from financing activities were insignificant in the first twenty-six weeks of both 2015 and 2014.

Cash Requirements

Our principal sources of liquidity consist of: (i) cash and cash equivalents (which equaled $54.4 million as of August 1, 2015); (ii) short-term and long-term investment securities (which equaled $24.8 million and $36.5 million, respectively, as of August 1, 2015); (iii) short-term trade credit; (iv) cash generated from operations on an ongoing basis as we sell our merchandise inventory; and (v) a $50 million revolving credit facility (under which we have no borrowings outstanding). Trade credit represents a significant source of financing for inventory purchases and arises from customary payment terms and trade practices with our vendors.  Historically, our principal liquidity requirements have been for working capital and capital expenditure needs.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risk during the twenty-six weeks ended August 1, 2015 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended January 31, 2015.

Item 4. Controls and Procedures.

We have carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of August 1, 2015 pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer each concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information has been accumulated and communicated to our management, including the officers who certify our financial reports, as appropriate, to allow timely decisions regarding the required disclosures.

Our disclosure controls and procedures are designed to provide reasonable assurance that the controls and procedures will meet their objectives. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended August 1, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

We cannot provide any guaranty of future cash dividend payments or that we will be able to actively repurchase our common stock pursuant to a share repurchase program.

We recently announced a quarterly cash dividend on our common stock.  However, any determination to declare and pay cash dividends on our common stock in the future (quarterly or otherwise) will be based, among other things, upon our financial condition, results of operations, business requirements and our board of directors’ conclusion in each instance that the declaration and payment of a cash dividend is in the best interest of our shareholders and is in compliance with all laws and agreements applicable to the dividend.  We also recently announced that our board of directors has approved a share repurchase program, pursuant to which we may repurchase up to $15 million of our common stock on the open market, in privately negotiated transactions or otherwise.  However, there can be no assurance that we will be able to actively repurchase our common stock and we may suspend or discontinue the stock repurchase program at any time.

There are no other material changes to the Risk Factors described under the section “ITEM 1A. RISK FACTORS” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

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

101

The following financial information from Citi Trends, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of August 1, 2015 and January 31, 2015, (ii) the Condensed Consolidated Statements of Operations for the twenty-six and thirteen week periods ended August 1, 2015 and August 2, 2014, (iii) the Condensed Consolidated Statements of Cash Flows for the twenty-six week periods ended August 1, 2015 and August 2, 2014, and (iv) Notes to the Condensed Consolidated Financial Statements.*

*                    Included herewith.

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

Date: August 31, 2015

	By:	/s/ Bruce D. Smith
	Name:	Bruce D. Smith
	Title:	Chief Operating Officer and Chief Financial Officer