Form 10-Q
period 2015-10-31
Citi Trends Inc
filed 2015-12-07
CIK 1318484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

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

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 23, 2015
Common Stock, $.01 par value	15,172,985 shares

CITI TRENDS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Citi Trends, Inc.

Condensed Consolidated Balance Sheets

October 31, 2015 and January 31, 2015

(Unaudited)

(in thousands, except share data)

	October 31,	January 31,
	2015	2015
Assets
Current assets:
Cash and cash equivalents	$41,585	$74,514
Short-term investment securities	34,142	15,850
Inventory	129,433	131,057
Prepaid and other current assets	13,464	14,604
Income tax receivable	241	973
Deferred tax asset	4,544	4,359
Total current assets	223,409	241,357
Property and equipment, net of accumulated depreciation of $194,998 and $181,475 as of October 31, 2015 and January 31, 2015, respectively	49,978	47,603
Long-term investment securities	30,582	22,447
Deferred tax asset	8,271	6,328
Other assets	689	638
Total assets	$312,929	$318,373
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$58,210	$72,245
Accrued expenses	16,246	14,176
Accrued compensation	13,491	14,996
Dividends payable	22	—
Layaway deposits	2,284	585
Total current liabilities	90,253	102,002
Other long-term liabilities	6,225	5,749
Total liabilities	96,478	107,751
Stockholders’ equity:
Common stock, $0.01 par value. Authorized 32,000,000 shares; 15,714,797 shares issued as of October 31, 2015 and 15,743,617 shares issued as of January 31, 2015; 15,248,764 shares outstanding as of October 31, 2015 and 15,577,867 shares outstanding as of January 31, 2015	154	152
Paid in capital	87,635	85,598
Retained earnings	136,160	125,037
Treasury stock, at cost; 466,033 shares held as of October 31, 2015 and 165,750 shares held as of January 31, 2015	(7,498)	(165)
Total stockholders’ equity	216,451	210,622
Commitments and contingencies (note 10)
Total liabilities and stockholders’ equity	$312,929	$318,373

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Operations

Thirty-Nine Weeks Ended October 31, 2015 and November 1, 2014

(Unaudited)

(in thousands, except per share data)

	Thirty-Nine Weeks Ended
	October 31,	November 1,
	2015	2014
Net sales	$507,728	$489,697
Cost of sales (exclusive of depreciation shown separately below)	(308,253)	(304,849)
Selling, general and administrative expenses	(167,131)	(163,526)
Depreciation	(14,022)	(15,306)
Asset impairment	—	(83)
Income from operations	18,322	5,933
Interest income	222	135
Interest expense	(201)	(152)
Income before income tax expense	18,343	5,916
Income tax expense	(6,288)	(1,623)
Net income	$12,055	$4,293

Basic net income per common share	$0.80	$0.29
Diluted net income per common share	$0.79	$0.29
Weighted average number of shares outstanding
Basic	15,112	14,952
Diluted	15,167	14,985
Cash dividends declared per share	$0.06	$—

Citi Trends, Inc.

Condensed Consolidated Statements of Operations

Thirteen Weeks Ended October 31, 2015 and November 1, 2014

(Unaudited)

(in thousands, except per share data)

	Thirteen Weeks Ended
	October 31,	November 1,
	2015	2014
Net sales	$158,937	$156,694
Cost of sales (exclusive of depreciation shown separately below)	(97,565)	(98,542)
Selling, general and administrative expenses	(55,616)	(56,354)
Depreciation	(4,589)	(5,038)
Income (loss) from operations	1,167	(3,240)
Interest income	107	43
Interest expense	(107)	(48)
Income (loss) before income tax (expense) benefit	1,167	(3,245)
Income tax (expense) benefit	(553)	1,038
Net income (loss)	$614	$(2,207)

Basic net income (loss) per common share	$0.04	$(0.15)
Diluted net income (loss) per common share	$0.04	$(0.15)
Weighted average number of shares outstanding
Basic	15,056	14,982
Diluted	15,115	14,982
Cash dividends declared per share	$0.06	$—

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Cash Flows

Thirty-Nine Weeks Ended October 31, 2015 and November 1, 2014

(Unaudited)

(in thousands)

	Thirty-Nine Weeks Ended
	October 31,	November 1,
	2015	2014
Operating activities:
Net income	$12,055	$4,293
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,022	15,306
Asset impairment	—	83
Loss on disposal of property and equipment	25	20
Deferred income taxes	(2,128)	424
Noncash stock-based compensation expense	3,178	3,043
Excess tax benefits from stock-based payment arrangements	(1,341)	(317)
Changes in assets and liabilities:
Inventory	1,624	(2,015)
Prepaid and other current assets	1,140	(1,817)
Other assets	(51)	35
Accounts payable	(14,927)	3,441
Accrued expenses and other long-term liabilities	846	1,354
Accrued compensation	(1,505)	3,933
Income tax receivable/payable	2,073	(44)
Layaway deposits	1,699	1,844
Net cash provided by operating activities	16,710	29,583
Investing activities:
Sales/redemptions of investment securities	14,702	7,340
Purchases of investment securities	(41,129)	(19,585)
Purchases of property and equipment	(13,830)	(9,089)
Net cash used in investing activities	(40,257)	(21,334)
Financing activities:
Excess tax benefits from stock-based payment arrangements	1,341	317
Proceeds from the exercise of stock options	70	—
Cash used to settle withholding taxes on the vesting of nonvested restricted stock	(2,550)	(1,503)
Dividends paid to stockholders	(910)	—
Repurchase of common stock	(7,333)	—
Net cash used in financing activities	(9,382)	(1,186)
Net (decrease) increase in cash and cash equivalents	(32,929)	7,063
Cash and cash equivalents:
Beginning of period	74,514	58,928
End of period	$41,585	$65,991

Supplemental disclosures of cash flow information:
Cash paid for interest	$95	$102
Cash paid for income taxes	$6,343	$1,243
Supplemental disclosures of noncash investing activities:
Accrual for purchases of property and equipment	$2,592	$(78)

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)

October 31, 2015

1. Basis of Presentation

Citi Trends, Inc. and its subsidiary (the “Company”) operate as a value-priced retailer of urban fashion apparel and accessories for the entire family.  As of October 31, 2015, the Company operated 520 stores in 31 states.

The condensed consolidated balance sheet as of October 31, 2015, the condensed consolidated statements of operations for the thirty-nine and thirteen week periods ended October 31, 2015 and November 1, 2014, and the condensed consolidated statements of cash flows for the thirty-nine week periods ended October 31, 2015 and November 1, 2014 have been prepared by the Company without audit. The condensed consolidated balance sheet as of January 31, 2015 has been derived from the audited financial statements as of that date, but does not include all required year-end disclosures.  In the opinion of management, such statements include all adjustments considered necessary to present fairly the Company’s financial position as of October 31, 2015 and January 31, 2015, and its results of operations and cash flows for all periods presented.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended January 31, 2015.

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all information and footnotes required by U.S. GAAP for complete financial statements.  Operating results for the thirty-nine weeks ended October 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending January 30, 2016.

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

The dilutive effect of stock-based compensation arrangements is accounted for using the treasury stock method.  This method assumes that the proceeds the Company receives from the exercise of stock options are used to repurchase common shares in the market.  The Company includes as assumed proceeds the amount of compensation cost attributed to future services and not yet recognized, and the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of outstanding options and vesting of nonvested restricted stock.  For the thirty-nine weeks ended October 31, 2015 and November 1, 2014, there were 19,000 and 29,000 stock options, respectively, and 348,000 and 572,000 shares of nonvested restricted stock, respectively, excluded from the calculation of diluted earnings per share because of antidilution.  For the thirteen weeks ended October 31, 2015 and November 1, 2014, there were 18,000 and 27,000 stock options, respectively, and 366,000 and 600,000 shares of nonvested restricted stock, respectively, excluded from the calculation of diluted earnings per share because of antidilution.

The following table provides a reconciliation of the average number of common shares outstanding used to calculate basic earnings per share to the number of common shares and common stock equivalents outstanding used in calculating diluted earnings per share for the thirty-nine and thirteen week periods ended October 31, 2015 and November 1, 2014:

	Thirty-Nine Weeks Ended
	October 31, 2015	November 1, 2014
Average number of common shares outstanding	15,111,527	14,951,546
Incremental shares from assumed exercises of stock options	257	1,172
Incremental shares from assumed vesting of nonvested restricted stock	54,750	31,864
Average number of common shares and common stock equivalents outstanding	15,166,534	14,984,582

	Thirteen Weeks Ended
	October 31, 2015	November 1, 2014
Average number of common shares outstanding	15,056,014	14,981,559
Incremental shares from assumed exercises of stock options	—	—
Incremental shares from assumed vesting of nonvested restricted stock	58,558	—
Average number of common shares and common stock equivalents outstanding	15,114,572	14,981,559

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

As of October 31, 2015, the Company’s investment securities are classified as held-to-maturity since the Company has the intent and ability to hold the investments to maturity.  Such securities are carried at amortized cost plus accrued interest and consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Obligations of the U. S. Treasury (Level 1)	$8,775	$10	$—	$8,785
Obligations of states and municipalities (Level 2)	2,928	2	—	2,930
Bank certificates of deposit (Level 2)	22,439	—	—	22,439
	$34,142	$12	$—	$34,154
Long-term:
Obligations of the U. S. Treasury (Level 1)	20,001	15	—	20,016
Bank certificates of deposit (Level 2)	10,581	—	—	10,581
	$30,582	$15	$—	$30,597

The amortized cost and fair market value of investment securities as of October 31, 2015 by contractual maturity are as follows (in thousands):

	Amortized Cost	Fair Market Value
Mature in one year or less	$34,142	$34,154
Mature after one year through five years	30,582	30,597
	$64,724	$64,751

As of January 31, 2015, the Company’s investment securities were classified as held-to-maturity and consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Bank certificates of deposit (Level 2)	$4,996	$—	$—	$4,996
Obligations of states and municipalities (Level 2)	2,074	—	—	2,074
Obligations of the U. S. Treasury (Level 1)	8,780	9	—	8,789
	$15,850	$9	$—	$15,859
Long-term:
Obligations of the U. S. Treasury (Level 1)	$7,543	$24	$—	$7,567
Bank certificates of deposit (Level 2)	14,904	—	—	14,904
	$22,447	$24	$—	$22,471

The amortized cost and fair market value of investment securities as of January 31, 2015 by contractual maturity were as follows (in thousands):

	Amortized Cost	Fair Market Value
Mature in one year or less	$15,850	$15,859
Mature after one year through five years	22,447	22,471
	$38,297	$38,330

There were no changes among the levels in the thirty-nine weeks ended October 31, 2015.

Fair market values of Level 2 investments are determined by management with the assistance of a third party pricing service.  Because quoted prices in active markets for identical assets are not available, these prices are determined by the third party pricing service using observable market information such as quotes from less active markets and quoted prices of similar securities.

6. Impairment of Long-Lived Assets

If facts and circumstances indicate that a long-lived asset may be impaired, the carrying value is reviewed. If this review indicates that the carrying value of the asset will not be recovered as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value.  There was no impairment expense related to leasehold improvements and fixtures and equipment at underperforming stores in the thirty-nine and thirteen week periods ended October 31, 2015.  There was $0.1 million of impairment expense in the thirty-nine week period ended November 1, 2014.

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

ASC 740-270, “Income Taxes — Interim Reporting”, requires companies to calculate income taxes by applying their estimated full-year tax rate in each interim period unless the estimated full-year tax rate is not reliably predictable.  For the thirty-nine weeks ended October 31, 2015 and November 1, 2014, the Company utilized this annual effective tax rate method to calculate income taxes. Work opportunity tax credits (WOTC) earned on 2015 qualifying wages paid subsequent to December 31, 2014 were not available to the Company in the first thirty-nine weeks of 2015 due to the expiration of the program on December 31, 2014.  It is possible that the federal government will retroactively reinstate WOTC back to the beginning of 2015 (as was done in 2014); however, due to the uncertainty involved, no WOTC benefits were recorded on 2015 qualifying wages in the thirty-nine week period ended October 31, 2015.

9. Other Long-Term Liabilities

The components of other long-term liabilities as of October 31, 2015 and January 31, 2015 are as follows (in thousands):

	October 31, 2015	January 31, 2015
Deferred rent	$1,122	$1,209
Tenant improvement allowances	3,066	2,490
Other	2,037	2,050
	$6,225	$5,749

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

11. Stock Repurchase Program and Dividend

Repurchases of common stock - On August 18, 2015, the Company’s Board of Directors approved a program that authorized the purchase of up to $15.0 million in shares of the Company’s common stock.  During the thirteen weeks ended October 31, 2015, the Company repurchased 300,283 shares of its common stock at an aggregate cost of $7.3 million.  At October 31, 2015, $7.7 million remained available for purchase under this program.  The program expires when stock repurchases reach $15.0 million in the aggregate.

Dividends - On August 18, 2015, the Company’s Board of Directors declared a quarterly cash dividend of $0.06 per common share, payable on September 15, 2015 to stockholders of record as of September 1, 2015.  Cash dividends paid in the thirteen weeks ended October 31, 2015, totaled $0.9 million and have been charged to retained earnings.  On November 18, 2015, the Company’s Board of Directors declared a dividend of $0.06 per common share with respect to the quarter ended October 31, 2015, payable on December 15, 2015 to stockholders of record as of December 1, 2015.  Any determination to declare and pay cash dividends for future quarters will be made by the Board of Directors.

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

Overview

We are a value-priced retailer of urban fashion apparel and accessories for the entire family. Our merchandise offerings are designed to appeal to the preferences of fashion conscious consumers, particularly African-Americans. We operated 520 stores in both urban and rural markets in 31 states as of October 31, 2015.

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

Provided below is a reconciliation of net income (loss) to EBITDA and to Adjusted EBITDA for the thirty-nine and thirteen week periods ended October 31, 2015 and November 1, 2014 (in thousands):

	Thirty-Nine Weeks Ended		Thirteen Weeks Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014

Net income (loss)	$12,055	$4,293	$614	$(2,207)

Plus:
Interest expense	201	152	107	48
Income tax expense	6,288	1,623	553	—
Depreciation	14,022	15,306	4,589	5,038

Less:
Interest income	(222)	(135)	(107)	(43)
Income tax benefit	—	—	—	(1,038)
EBITDA	32,344	21,239	5,756	1,798

Asset impairment	—	83	—	—

Adjusted EBITDA	$32,344	$21,322	$5,756	$1,798

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

Thirty-Nine Weeks Ended October 31, 2015 and November 1, 2014

Net Sales.  Net sales increased $18.0 million, or 3.7%, to $507.7 million in the thirty-nine weeks ended October 31, 2015 from $489.7 million in the thirty-nine weeks ended November 1, 2014.  The increase in sales was due to the opening of 11 new stores since last year’s third quarter and a 1.7% increase in comparable store sales, partially offset by the impact of closing three stores since last year’s third quarter.  The increase in comparable store sales was reflected in an increase of 2% in the number of customer transactions and a slight increase in the average number of items per transaction, partially offset by an average unit sale that declined by 1%.  Comparable store sales changes by major merchandise class were as follows in the first thirty-nine weeks of 2015:  Home +16%; Ladies’ +4%; Accessories +3%; Men’s -1%; and Children’s -2%.

Store opening and closing activity resulted in a net increase of $9.8 million, while the 1.7% comparable store sales increase in the 501 comparable stores resulted in a net increase of $8.2 million in sales.

Cost of Sales (exclusive of depreciation).  Cost of sales (exclusive of depreciation) increased $3.5 million, or 1.1%, to $308.3 million in the thirty-nine weeks ended October 31, 2015 from $304.8 million in the thirty-nine weeks ended November 1, 2014 due to the effect of the increase in sales discussed above, partially offset by an improvement in cost of sales as a percentage of sales to 60.7% in the thirty-nine weeks ended October 31, 2015 from 62.3% in the thirty-nine weeks ended November 1, 2014.  The decrease in cost of sales as a percentage of sales was due primarily to a 140 basis points improvement in the core merchandise margin (initial mark-up, net of markdowns), mostly related to a decrease in markdowns, reflecting strong inventory control measures taken by our merchandising group, including the benefits related to a new merchandise planning and allocation system.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $3.6 million, or 2.2%, to $167.1 million in the first thirty-nine weeks of 2015 from $163.5 million in the first thirty-nine weeks of 2014 due to the opening of 11 new stores since last year’s third quarter, together with normal inflationary pressure on expenses such as payroll, rent and employee medical claims.  These factors that caused the increase in selling, general and administrative expenses were partially offset by (1) a $1.7 million charge related to a legal settlement last year and (2) a $0.9 million benefit from a legal recovery this year.  As a percentage of sales, selling, general and administrative expenses decreased to 32.9% in the first thirty-nine weeks of fiscal 2015 from 33.4% in the first thirty-nine weeks of fiscal 2014.

Depreciation.  Depreciation expense decreased $1.3 million, or 8.4%, to $14.0 million in the thirty-nine weeks ended October 31, 2015 from $15.3 million in the thirty-nine weeks ended November 1, 2014 due to the slowing of our store opening pace in relation to previous years.

Income Tax Expense.  Income tax expense increased $4.7 million, to $6.3 million in this year’s first thirty-nine weeks from $1.6 million in the first thirty-nine weeks of 2014 due to an increase in pretax income, accompanied by an increase in the effective income tax rate to 34.3% from 27.4%.  The increase in the effective tax rate from last year resulted from tax credits being lower as a percentage of pretax income in fiscal 2015 due to the significant increase in pretax income this year.

Net Income.  Net income increased $7.8 million, to $12.1 million in the first thirty-nine weeks of 2015 from $4.3 million in the first thirty-nine weeks of 2014 due to the factors discussed above.

Thirteen Weeks Ended October 31, 2015 and November 1, 2014

Net Sales.  Net sales increased $2.2 million, or 1.4%, to $158.9 million in the third quarter of 2015 from $156.7 million in the third quarter of 2014, consisting of the effect of opening 11 new stores since last year’s third quarter, partially offset by a 0.5% decrease in comparable store sales and the impact of closing three stores after the third quarter of 2014.  The decrease in comparable store sales was reflected in a 1% decline in the number of customer transactions and a slight decrease in the average unit sale, partially offset by a 1% increase in the average number of items per transaction.  Comparable store sales changes by major merchandise class were as follows in the third quarter of 2015:  Home + 14%; Accessories +3%; Ladies’ -3%; Men’s -3%; and Children’s -3%.

Store opening and closing activity resulted in an increase of $3.0 million in sales, while the 0.5% comparable store sales decrease in the 501 comparable stores totaled $0.8 million.

Cost of sales (exclusive of depreciation).  Cost of sales (exclusive of depreciation) decreased $0.9 million, or 1.0%, to $97.6 million in the third quarter of 2015 from $98.5 million in last year’s third quarter due to an improvement in cost of sales as a percentage of sales to 61.4% in the third quarter of 2015 from 62.9% in the third quarter of 2014, partially offset by the effect of the increase in sales discussed above.  The decrease in cost of sales as a percentage of sales was due primarily to a 130 basis point improvement in the core merchandise margin (initial mark-up, net of markdowns), due partly to an increase in initial mark-up largely associated with higher levels of next-season-buy merchandise that had been purchased opportunistically at very low costs.  In addition, markdowns were lower, reflecting strong inventory control measures taken by our merchandising group, including the benefits related to a new merchandise planning and allocation system.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $0.8 million, or 1.3%, to $55.6 million in the third quarter of 2015 from $56.4 million in last year’s third quarter due primarily to (1) a $1.7 million charge related to a legal settlement in last year’s third quarter and (2) a $0.9 million benefit from a legal recovery in this year’s third quarter, partially offset by higher expenses resulting from the opening of 11 new stores since last year’s third quarter, together with normal inflationary pressure on expenses such as payroll, rent and employee medical claims.  As a percentage of sales, selling, general and administrative expenses decreased to 35.0% in the third quarter of 2015 from 36.0% in the third quarter of 2014.

Depreciation.  Depreciation expense decreased $0.4 million, or 8.9%, to $4.6 million in the third quarter of 2015 from $5.0 million in the third quarter of 2014, due to the slowing of our store opening pace in relation to previous years.

Income Tax (Expense) Benefit.  Income tax expense increased $1.6 million, to $0.6 million in this year’s third quarter from a benefit of $1.0 million in the third quarter of 2014 due to having pretax income in the third quarter of 2015 versus a pretax loss in the third quarter of 2014.

Net Income (Loss).  Net income increased to $0.6 million in the third quarter of 2015 from a net loss of $2.2 million in the third quarter of 2014 due to the factors discussed above.

Liquidity and Capital Resources

Our cash requirements are primarily for working capital, opening of new stores, remodeling of our existing stores and the improvement of our information systems. In addition, in the third quarter of 2015, we implemented a share repurchase program of up to $15 million and repurchased shares of our common stock at an aggregate cost of $7.3 million.  Also, we paid our first quarterly cash dividend of $0.06 per share, which totaled $0.9 million.  In recent years, we have met our cash requirements using cash flow from operations and short-term trade credit.  We expect to be able to meet future cash requirements with cash flow from operations, short-term trade credit, existing balances of cash and investment securities and, if necessary, borrowings under our revolving credit facility.

Current Financial Condition. As of October 31, 2015, we had total cash and cash equivalents of $41.6 million compared to $74.5 million as of January 31, 2015.  Additionally, we had $34.1 million and $30.6 million of short-term and long-term investment securities, respectively, as of October 31, 2015, compared with $15.9 million and $22.4 million, respectively, as of January 31, 2015.  These securities are comprised of bank certificates of deposit and obligations of the U.S. Treasury, states and municipalities. Inventory represented 41.4% of our total assets as of October 31, 2015, compared to 41.2% as of January 31, 2015.  Management’s ability to manage our inventory can have a significant impact on our cash flows from operations during a given interim period or fiscal year. In addition, inventory purchases can be seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise.

Cash Flows From Operating Activities. Net cash provided by operating activities was $16.7 million in the thirty-nine weeks ended October 31, 2015 compared to $29.6 million in the same period of 2014.  Sources of cash provided during the first thirty-nine weeks of 2015 included net income adjusted for noncash expenses such as depreciation, asset impairment, loss on disposal of property and equipment, deferred income taxes and stock-based compensation expense, totaling $27.2 million (compared to $23.2 million in the thirty-nine weeks ended November 1, 2014).  Other significant sources of cash in the thirty-nine weeks ended October 31, 2015 included (1) a $1.7 million increase in layaway deposits (compared to a $1.8 million increase in the first thirty-nine weeks of 2014) due to the seasonality of layaway transactions, which are low at the end of our fiscal year because all balances have to be redeemed by customers or they are cancelled by the middle of December each year, and (2) a $1.6 million decrease in inventory (compared to a $2.0 million increase in the thirty-nine weeks ended November 1, 2014) due to efforts to improve inventory control through the use of enhancements to our merchandise planning system, as reflected in better inventory aging and higher inventory turns.

Significant uses of cash during the thirty-nine weeks ended October 31, 2015 primarily consisted of (1) a $14.9 million decrease in accounts payable (compared to a $3.4 million increase in the thirty-nine weeks ended November 1, 2014) due to the payable balance at January 31, 2015 being unusually high as the result of a significant increase in the amount of purchases necessary in January 2015 to replenish merchandise levels when comparable store sales increased at a very high rate of 13.9% in the fourth quarter; since this higher level of purchases occurred in the last month of fiscal 2014, all such purchases were still in accounts payable as of January 31, 2015; and (2) a $1.5 million decrease in accrued compensation (compared to a $3.9 million increase in the thirty-nine weeks ended November 1, 2014) primarily as a result of lower incentive compensation accruals this year due to better financial performance relative to budget in 2014.

Cash Flows From Investing Activities. Cash used in investing activities was $40.3 million in the thirty-nine weeks ended October 31, 2015 compared to $21.3 million in the thirty-nine weeks ended November 1, 2014.  Cash used for purchases of property and equipment totaled $13.8 million and $9.1 million in the first thirty-nine weeks of 2015 and 2014, respectively.  Purchases of investment securities, net of sales/redemptions, used cash of $26.4 million and $12.2 million in the first thirty-nine weeks of 2015 and 2014, respectively.

Cash Flows From Financing Activities. Cash flows used in financing activities were $9.4 million and $1.2 million in the first thirty-nine weeks of 2015 and 2014, respectively.  We repurchased approximately 300,000 shares of common stock for an aggregate purchase price of $7.3 million during the thirty-nine week period ended October 31, 2015, and paid cash dividends of $0.9 million to stockholders.

Cash Requirements

Our principal sources of liquidity consist of: (i) cash and cash equivalents (which equaled $41.6 million as of October 31, 2015); (ii) short-term and long-term investment securities (which equaled $34.1 million and $30.6 million, respectively, as of October 31, 2015); (iii) short-term trade credit; (iv) cash generated from operations on an ongoing basis as we sell our merchandise inventory; and (v) a $50 million revolving credit facility (under which we have no borrowings outstanding). Trade credit represents a significant source of financing for inventory purchases and arises from customary payment terms and trade practices with our vendors.  Historically, our principal liquidity requirements have been for working capital and capital expenditure needs.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risk during the thirty-nine weeks ended October 31, 2015 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended January 31, 2015.

Item 4. Controls and Procedures.

We have carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2015 pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer each concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information has been accumulated and communicated to our management, including the officers who certify our financial reports, as appropriate, to allow timely decisions regarding the required disclosures.

Our disclosure controls and procedures are designed to provide reasonable assurance that the controls and procedures will meet their objectives. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended October 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In August 2015, we announced a quarterly cash dividend on our common stock.  However, any determination to declare and pay cash dividends on our common stock in the future (quarterly or otherwise) will be based, among other things, upon our financial condition, results of operations, business requirements and our board of directors’ conclusion in each instance that the declaration and payment of a cash dividend is in the best interest of our stockholders and is in compliance with all laws and agreements applicable to the dividend.  In August 2015, we also announced that our board of directors had approved a share repurchase program, pursuant to which we may repurchase up to $15 million of our common stock on the open market, in privately negotiated transactions or otherwise.  However, there can be no assurance that we will be able to continue to actively repurchase our common stock and we may suspend or discontinue the stock repurchase program at any time.

There are no other material changes to the Risk Factors described under the section “ITEM 1A. RISK FACTORS” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Information on Share Repurchases

The number of shares of common stock repurchased by CitiTrends, Inc. during the third quarter of fiscal 2015 and the average price paid per share are as follows:

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (2)
August (8/2/2015 - 8/29/2015)	13,806	$26.49	13,806	$14,634,278
September (8/30/2015 - 10/3/2015)	226,101	24.34	226,101	9,132,005
October (10/4/2015 - 10/31/2015)	60,376	24.28	60,376	7,666,082
Total	300,283		300,283

(1)         Includes commissions for the shares repurchased under stock repurchase program.

(2)         In August 2015, CitiTrends, Inc. announced a $15.0 millon stock repurchase program, under which approximately $7.7 million remained available as of October 31, 2015. Repurchases under the stock repurchase program may be made at management’s discretion from time to time on the open market, in privately negotiated transactions or otherwise, and may be made in part under one or more Rule 10b5-1 plans.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

10.1

First Amendment to Credit Agreement, dated as of August 18, 2015, by and among Citi Trends, Inc., as Borrower, Citi Trends Marketing Solutions, Inc., as Guarantor, and Bank of America, N.A., as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2015).

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

101

The following financial information from Citi Trends, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of October 31, 2015 and January 31, 2015, (ii) the Condensed Consolidated Statements of Operations for the thirty-nine and thirteen week periods ended October 31, 2015 and November 1, 2014, (iii) the Condensed Consolidated Statements of Cash Flows for the thirty-nine week periods ended October 31, 2015 and November 1, 2014, and (iv) Notes to the Condensed Consolidated Financial Statements.*

*                    Included herewith.

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

Date: December 7, 2015

	By:	/s/ Bruce D. Smith
	Name:	Bruce D. Smith
	Title:	Chief Operating Officer and Chief Financial Officer