Form 10-K
period 2016-01-30
Citi Trends Inc
filed 2016-04-13
CIK 1318484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $354,867,058 as of July 31, 2015.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: Common Stock, par value $.01 per share, 14,907,706 shares outstanding as of March 22, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information from the registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year covered by this Annual Report on Form 10-K, with respect to the Annual Meeting of Stockholders to be held on May 25, 2016.

FORM 10-K REPORT INDEX

PART I

Some statements in, or incorporated by reference into, this Annual Report on Form 10-K (this “Report”) of Citi Trends, Inc. (“we”, “us”, or the “Company”) may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than historical facts contained in this Report, including statements regarding our future financial position, business policy and plans and objectives and expectations of management for future operations, are forward-looking statements. The words “believe,” “anticipate,” “project,” “plan,” “expect,” “estimate,” “objective,” “forecast,” “goal,” “intend,” “could,” “will likely result,” or “will continue” and similar expressions, as they relate to us, are intended to identify forward-looking statements, although not all forward-looking statements contain such language.  We have based these forward-looking statements largely on our current expectations and projections about future events, including, among other things: our ability to anticipate and respond to fashion trends, competition in our markets, consumer spending patterns, actions of our competitors or anchor tenants in the strip shopping centers where our stores are located, and anticipated fluctuations in our operating results.

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

Information is provided herein with respect to our operations related to our fiscal years ended on January 30, 2016 (“fiscal 2015”), January 31, 2015 (“fiscal 2014”) and February 1, 2014 (“fiscal 2013”).

ITEM 1.                        BUSINESS

Overview and History

We are an off-price retailer of urban fashion apparel and accessories for the entire family.  Our merchandise offerings are designed to appeal to the fashion preferences of value-conscious consumers, particularly African-Americans. We believe that we provide merchandise at compelling values. Our goal is to provide nationally recognized branded and non-branded merchandise at discounts to department and specialty stores’ regular prices of 20% to 70%. Our stores average approximately 10,900 square feet of selling space and are typically located in neighborhood shopping centers that are convenient to low and moderate income customers.  As of January 30, 2016, we operated 521 stores in both urban and rural markets in 31 states.

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

Our executive offices are located at 104 Coleman Boulevard, Savannah, Georgia 31408 and our telephone number is (912) 236-1561. Our Internet address is http://www.cititrends.com. The reference to our web site address in this Report does not constitute the incorporation by reference of the information contained at the web site into this Report. We make available, free of charge through publication on our web site, copies of our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we have filed such materials with, or furnished such materials to, the SEC. In addition, you may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or on the SEC’s web site at http://www.sec.gov, and you may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Company Strengths and Strategies

Our goal is to be the leading off-price retailer of urban fashion apparel and accessories. We believe the following business strengths differentiate us from our competitors and are important to our success:

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

Superior Value Proposition. As an off-price retailer, we seek to offer top quality, fashionable merchandise at compelling prices in relation to department and specialty stores. We also offer products under our proprietary brands such as “Citi Steps” and “Red Ape.” These private brands enable us to expand our product selection, offer fashion merchandise at lower prices and enhance our product offerings.

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

Strong and Flexible Sourcing Relationships. We maintain strong sourcing relationships with a large group of suppliers. We have purchased merchandise from approximately 1,700 vendors in the past 12 months. Purchasing is controlled by a 45-plus member buying team located in one of our three buying offices - New York, New York; Los Angeles, California; and our Savannah, Georgia headquarters. We purchase merchandise through planned programs with vendors at reduced prices and opportunistically through close-outs, with the majority of our merchandise purchased for the current season and a lesser quantity held for sale in future seasons. To foster vendor relationships, we pay vendors promptly and do not ask for typical retail concessions, such as promotional and markdown allowances.

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

Product Merchandising and Pricing

Products. Our merchandising strategy is to offer high quality urban apparel and accessories at attractive prices for the entire value-conscious family. We seek to maintain a diverse assortment of first quality, in-season merchandise that appeals to the distinctive tastes and preferences of our core customers. Approximately 24% of our net sales in fiscal 2015 were represented by nationally recognized brands. We also offer a wide variety of products from less recognized brands and a lesser amount representing private label products under our proprietary brands.

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

The following table sets forth the merchandise assortment by classification as a percentage of net sales for fiscal 2015, 2014 and 2013.

	Percentage of Net Sales
	2015	2014	2013
Accessories	30%	29%	26%
Children’s	25%	26%	27%
Ladies’	24%	24%	26%
Men’s	17%	17%	18%
Home	4%	4%	3%

Pricing. We purchase our merchandise at attractive prices and mark prices up less than department or specialty stores. We seek to provide nationally recognized brands at prices that are 20% to 70% below regular retail prices available in department stores and specialty stores.  Further, we consider the price-to-value relationships of our non-branded products to be exceptionally strong. Both branded and non-branded offerings validate our value and fashion positioning to our customers. We review each department in our stores at least monthly for possible markdowns based on sales rates and fashion seasons to promote faster turnover of inventory and to accelerate the flow of current merchandise.

Sourcing and Allocation

The merchandising department oversees the sourcing, planning and allocation of merchandise to our stores, which allows us to utilize volume purchase discounts and maintain control over our inventory. We source our merchandise from approximately 1,700 vendors, consisting of domestic manufacturers and importers. Our Chief Executive Officer supervises a buying team consisting of over 45 merchants, as well as a planning and allocation team, which is comprised of over 20 associates.

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

We accept payment from our customers for merchandise at time of sale. Payments are made to us by cash, check, Visa™, MasterCard™, American Express™, or Discover™. We do not extend credit terms to our customers; however, we do offer a layaway service.

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

Store Operations

Store Format. The average selling space of our existing 521 stores is approximately 10,900 square feet, which allows us the space and flexibility to departmentalize our stores and provide directed traffic patterns. We arrange most of our stores in a racetrack format with ladies’ sportswear in the center of each store and complementary categories adjacent to those items. Men’s and boy’s apparel and footwear are displayed on one side of the store, while dresses, ladies’ footwear and accessories are displayed on the other side. Merchandise for infants, toddlers and girls, as well as home goods, are displayed along the back of the store. Impulse items, such as jewelry and sunglasses, are featured near the checkout area. Products from nationally recognized brands are prominently displayed on four-way racks at the front of each department. The remaining merchandise is displayed on hanging racks and occasionally on table displays. Large hanging signs identify each category location. The unobstructed floor plan allows the customer to see virtually all of the different product areas from the store entrance and provides us the flexibility to easily expand and contract departments in response to customer demand, seasonality and merchandise availability. Virtually all of our inventory is displayed on the selling floor.

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

We place significant emphasis on loss prevention in order to control inventory shrinkage. Initiatives include electronic tags on many of our products, training and education of store personnel on loss prevention issues, digital video camera systems, alarm systems and motion detectors in the stores. In certain stores, we visually monitor the stores throughout the day using sophisticated camera systems. We also capture extensive point-of-sale data and maintain systems that monitor returns, voids and employee sales, and produce trend and exception reports to assist in identifying shrinkage issues. We have a centralized loss prevention team that focuses exclusively on implementation of these initiatives and specifically on stores that have experienced above average levels of shrinkage. We also maintain an independent, third party administered, toll-free line for reporting shrinkage concerns and any other employee concerns.

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

Advertising and Marketing

Our marketing goals are to build the “Citi Trends” brand, promote customers’ association of the “Citi Trends” brand with value, quality, fashion and everyday low prices, and drive traffic into our stores. We generally focus our advertising efforts during the first quarter (Spring/Easter), back-to-school and Christmas through the use of hip-hop radio stations, both local and syndicated.  We also utilize social media as a way to engage our customers.  In 2011, we started a Facebook page which has grown to approximately 550,000 followers.  Recently, we began to use Instagram and a relatively small amount of mobile and digital advertising.  In 2014, we launched an on-line store with a limited offering in order to test customer interest.  In 2015, the on-line store grew to include merchandise from the ladies’, men’s, children’s, shoes and accessories areas.  In addition, we promote fashion trends and exciting deals in our window signage and through in-store announcements on our Muzak system.

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

Growth Strategy

After opening thirteen new stores in fiscal 2015, we plan to open fifteen to twenty in fiscal 2016.  We will continue to evaluate our growth strategy as we monitor operating results in fiscal 2016.

Competition

The markets we serve are highly competitive. The principal methods of competition in the retail business are fashion, assortment, pricing and presentation. We believe we have a competitive advantage in our offering of fashionable merchandise at everyday low prices. We compete against a diverse group of retailers, including national off-price retailers, mass merchants, smaller specialty retailers and dollar stores. The off-price retail companies with which we compete include TJX Companies, Inc. (“TJX Companies”), Ross Stores, Inc. (“Ross Stores”), The Cato Corporation (“Cato”), and Burlington Stores, Inc. (“Burlington”).  In particular, Ross Stores’ “dd’s DISCOUNTS” stores, and Cato’s “It’s Fashion Metro” stores target lower and moderate income consumers. We believe our strategy of appealing to African-American consumers and offering urban apparel products allows us to compete successfully with these retailers. We also believe we offer a more inviting store format than the traditional off-price retailers, including our use of carpeted floors and more prominently displayed brands. In addition, we compete with a group of smaller specialty retailers that sell only women’s products, such as Rainbow, as well as value-oriented retailers such as National Stores, Forman Mills and Variety Wholesalers. Our mass merchant competitors include Wal-Mart, Target and Kmart. These chains do not focus on fashion apparel and, within their apparel offering, lack the urban focus that we believe differentiates our offering and appeals to our core customers. Similarly, while some of the dollar store chains offer apparel, they typically offer a more limited selection focused on basic apparel needs. As a result, we believe there is significant demand for an off-price retailer that addresses the market of low and moderate income consumers generally and, particularly, African-American and other consumers who seek off-price, urban fashion apparel and accessories. See Item 1A. Risk Factors in this Report for additional information.

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

Employees

As of January 30, 2016, we had approximately 2,600 full-time and approximately 2,900 part-time employees. Of these employees, approximately 4,700 are employed in our stores and the remainder are employed in our distribution centers and corporate office. We are not a party to any collective bargaining agreements, and none of our employees are represented by a labor union.

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

The retail apparel market is highly competitive with few barriers to entry. We compete against a diverse group of retailers, including national off-price apparel chains such as TJX Companies, Ross Stores, Cato, and Burlington; mass merchants such as Wal-Mart, Target and Kmart; smaller discount retail chains that sell only women’s products, such as Rainbow; and general merchandise discount stores and dollar stores, which offer a variety of products, including apparel, for the value-conscious consumer. We also compete against local off-price and specialty retail stores, regional retail chains, traditional department stores, web-based retail stores and other direct retailers.

The level of competition we face from these retailers varies depending on the product segment, as many of our competitors do not offer apparel for the entire family. Our greatest competition is generally in women’s apparel. Many of our competitors are larger than we are and have substantially greater resources than we do and, as a result, may be able to adapt better to changing market conditions, exploit new opportunities and exert greater pricing pressures on suppliers than we can. Many of these retailers have better name recognition among consumers than we do and purchase significantly more merchandise from vendors. These retailers may be able to purchase merchandise that we cannot purchase because of their name recognition and relationships with suppliers, or they may be able to purchase merchandise with better pricing concessions than we can. Our local and regional competitors have extensive knowledge of the consumer base and may be able to garner more loyalty from customers than we can. If the consumer base we serve is satisfied with the selection, quality and price of our competitors’ products, consumers may decide not to shop in our stores. Additionally, if our existing competitors or other retailers decide to focus more on our core customers, we may have greater difficulty in competing effectively, our business and results of operations could be adversely affected, and the market price of our common stock could suffer.

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

We sell only a limited number of our products through the internet. As the retail industry experiences an increase in online sales, our sales could be adversely affected.

The retail landscape is changing with consumers’ shopping habits shifting away from the traditional brick-and-mortar stores to online retailers. Internet sales have been obtaining an increasing percentage of retail sales over the past few years and this trend is expected to continue. Although we have started to sell products through the internet, we have taken a measured approach and have only a limited number of items available on our e-commerce platform at any given time.  The continued growth of online sales could have a negative impact on our sales, as our customers may decide to make purchases through other online retailers.

Adverse trade restrictions may disrupt our supply of merchandise. We also face various risks because much of our merchandise is imported from abroad.

We purchase the products we sell directly from approximately 1,700 vendors, and a substantial portion of this merchandise is manufactured outside of the United States and imported by our vendors from countries such as China and other areas of the Far East. The countries in which our merchandise currently is manufactured or may be manufactured in the future could become subject to new trade restrictions imposed by the United States or other foreign governments. Trade restrictions, including increased customs restrictions and tariffs or quotas against apparel items, as well as United States or foreign labor strikes, work stoppages or boycotts, could increase the cost or reduce the supply or impede the timely delivery of apparel available to us and have an adverse effect on our business. In addition, our merchandise supply could be impacted if our vendors’ imports become subject to existing or future duties and quotas, or if our vendors face increased competition from other companies for production facilities, import quota capacity and shipping capacity.

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

If we fail to protect our name and brand in the marketplace, there could be a negative effect on our business and limitations on our ability to penetrate new markets.

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

Wage rates for many of our employees are slightly above the federal minimum wage. As federal and/or state minimum wage rates increase, we may need to increase not only our employees’ wage rates that are under the new minimum, but also the wages paid to our other hourly employees. Any increase in the cost of our labor could have a material adverse effect on our operating costs, financial condition and results of operations.

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

New legal requirements in any number of areas could result in higher compliance costs.  For instance, recent health care reform legislation has resulted in an increase in our health care costs, and it is not possible to predict what additional changes might occur in the future.

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

We cannot provide any guaranty of future cash dividend payments or that we will continue to actively repurchase our common stock pursuant to a share repurchase program.

In August 2015, we announced a quarterly cash dividend on our common stock.  However, any determination to declare and pay cash dividends on our common stock in the future (quarterly or otherwise) will be based, among other things, upon our financial condition, results of operations, business requirements and our board of directors’ conclusion in each instance that the declaration and payment of a cash dividend is in the best interest of our stockholders and is in compliance with all laws and agreements applicable to the dividend.  In August 2015, we also announced that our board of directors had approved a share repurchase program, pursuant to which we could repurchase up to $15 million of our common stock on the open market, in privately negotiated transactions or otherwise.  We repurchased the full amount of the $15 million authorization in 2015, and there can be no assurance that additional repurchase authorizations will be approved.

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

ITEM 1B.             UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                PROPERTIES

Store Locations

As of January 30, 2016, we operated 521 stores located in 31 states. Our stores average approximately 10,900 square feet of selling space and are typically located in neighborhood strip shopping centers that are convenient to low and moderate income customers.

We have no franchising relationships, and all of the stores are company operated.  All existing 521 stores, totaling 6.9 million total square feet and 5.7 million selling square feet, are leased under operating leases. The typical store lease is for five years with options to extend the lease term for three additional five-year periods. Nearly all store leases provide us the right to cancel following an initial three-year period in the event the store does not meet pre-determined sales levels. The table below sets forth the number of stores in each of the 31 states in which we operated as of January 30, 2016:

Alabama—29

Arkansas—11

California—10

Connecticut—1

Delaware—1

Florida—49

Georgia—61

Illinois—18

Indiana—14

Iowa—2

Kansas—1

Kentucky—6

Louisiana—35

Maryland—3

Massachusetts—2

Michigan—21

Minnesota—2

Mississippi—25

Missouri—6

Nebraska—1

Nevada—3

New York—4

North Carolina—45

Ohio—28

Oklahoma—5

Pennsylvania—4

South Carolina—42

Tennessee—18

Texas—48

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

PART II

ITEM 5.                        MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The NASDAQ Stock Market under the symbol “CTRN”. The following table shows the high and low per share prices of our common stock and our quarterly cash dividends per common share for the periods indicated.

	High	Low	Dividend
2014
First Quarter	$17.90	$14.58	—
Second Quarter	23.10	15.98	—
Third Quarter	24.05	19.59	—
Fourth Quarter	26.78	21.55	—

2015
First Quarter	27.53	20.84	—
Second Quarter	26.67	22.38	—
Third Quarter	28.69	22.35	$0.06
Fourth Quarter	27.75	17.52	0.06

On March 22, 2016, the last reported sale price of our common stock on The NASDAQ Stock Market was $18.04 per share. On March 22, 2016, there were 128 holders of record and approximately 2,600 beneficial holders of our common stock.

In 2015, we paid a quarterly dividend of $0.06 per common share on September 15, 2015 and December 15, 2015.

On February 9, 2016, the Company’s Board of Directors declared a quarterly dividend of $0.06 per common share, which will be paid on March 15, 2016 to stockholders of record on March 1, 2016.

Recent Sales of Unregistered Securities.

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The number of shares of common stock repurchased by Citi Trends, Inc. during the fourth quarter of fiscal 2015 and the average price paid per share are as follows:

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (2)
November (11/1/2015 - 11/28/2015)	112,634	$22.15	112,634	$5,171,425
December (11/29/2015 - 1/2/2016)	254,521	20.40	254,521	0
January (1/3/2016 - 1/30/2016)	—	—	—	—
Total	367,155		367,155

(1)              Includes commissions for the shares repurchased under stock repurchase programs.

(2)              In August 2015, CitiTrends, Inc. announced a $15.0 million stock repurchase program, under which no shares remained available as of January 30, 2016.  Repurchases under the stock repurchase program may be made at management’s discretion from time to time on the open market, in privately negotiated transactions or otherwise, and may be made in part under one or more Rule 10b5-1 plans.

Equity Compensation Plan Information.

See Item 12 of this Report.

Stock Performance Graph

Set forth below is a line graph comparing the last five years’ percentage change in the cumulative total stockholder return on shares of our common stock against (i) the cumulative total return of companies listed on The NASDAQ Stock Market and (ii) the cumulative total return of the NASDAQ Retail Trade Index. This graph assumes that $100 was invested on January 31, 2011 in our common stock and in each of the market index and the industry index, and that all cash distributions were reinvested. Our common stock price performance shown on the graph is not indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Citi Trends, Inc., the NASDAQ Composite Index and the NASDAQ Retail Trade Index

*$100 invested on 1/13/11 in stock or index, including reinvestment of dividends.

Fiscal year ending on or about January 31.

Total Return Analysis	1/11	1/12	1/13	1/14	1/15	1/16

Citi Trends, Inc.	100.00	39.30	56.51	69.87	99.96	90.69
NASDAQ Composite	100.00	105.66	119.44	159.71	181.15	180.76
NASDAQ Retail Trade	100.00	109.43	134.51	169.09	189.62	223.63

ITEM 6.                        SELECTED FINANCIAL DATA

Selected Financial and Operating Data

The following table provides selected consolidated financial and operating data for each of the fiscal years in the five-year period ended January 30, 2016, including: (a) consolidated statement of operations data for each such period, (b) additional operating data for each such period and (c) consolidated balance sheet data as of the end of each such period. The consolidated statement of operations data for the fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014 and the consolidated balance sheet data as of January 30, 2016 and January 31, 2015 are derived from our audited consolidated financial statements included in Item 8 of this Report that have been audited by KPMG LLP, an independent registered public accounting firm. The statement of operations data for the fiscal years ended February 2, 2013 and January 28, 2012 and the balance sheet data as of February 1, 2014, February 2, 2013 and January 28, 2012 are derived from our audited financial statements that are not included in this Report. The selected consolidated financial and operating data set forth below should be read in conjunction with, and are qualified in their entirety by reference to, the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Report and our consolidated financial statements and related notes set forth in the financial pages of this Report. Historical results are not necessarily indicative of results to be expected for any future period.

	Fiscal Year Ended (1)
	January 30, 2016	January 31, 2015	February 1, 2014		February 2, 2013		January 28, 2012
	(dollars in thousands, except per share amounts)
Statement of Operations Data:
Net sales	$683,791	$670,840	$622,204		$654,653		$640,824

Cost of sales (exclusive of depreciation shown separately below)	(416,779)	(418,416)	(394,445)		(426,904)		(420,321)
Selling, general and administrative expenses	(224,218)	(221,041)	(206,146)		(207,411)		(207,025)
Depreciation	(18,577)	(20,177)	(21,974)		(23,950)		(24,958)
Asset impairment	—	(83)	(1,542)		(1,177)		(6,514)
Gain on sale of former distribution center	—	—	1,526		—		—
Income (loss) from operations	24,217	11,123	(377)		(4,789)		(17,994)
Interest, net	97	(13)	87		48		164
Income (loss) before income taxes	24,314	11,110	(290)		(4,741)		(17,830)
Income tax (expense) benefit	(8,787)	(2,144)	754		2,516		7,816
Net income (loss)	$15,527	$8,966	$464		$(2,225)		$(10,014)
Net income (loss) per common share:
Basic	$1.04	$0.60	$0.03		$(0.15)		$(0.69)
Diluted	$1.03	$0.60	$0.03		$(0.15)		$(0.69)
Weighted average shares used to compute net income (loss) per share:
Basic	14,996,496	14,960,920	14,798,154		14,671,638		14,589,247
Diluted	15,055,538	15,020,489	14,813,444		14,671,638		14,589,247
Additional Operating Data:
Number of stores:
Opened during period	13	8	1		4		55
Closed during period	3	2	9		2		5
Open at end of period	521	511	505		513		511
Selling square footage at end of period	5,683,032	5,543,954	5,467,021		5,500,698		5,473,846
Comparable store sales increase (decrease) (2)	(0.1)%	7.5%	(1.6	)%(3)	(5.6	)%(3)	(8.3)%
Average sales per store (4)	$1,325	$1,321	$1,222		$1,279		$1,319
Balance Sheet Data:
Cash and cash equivalents	$39,116	$74,514	$58,928		$37,263		$41,986
Short-term investments	32,671	15,850	6,004		12,771		902
Long-term investments	30,890	22,447	19,777		5,754		18,840
Total assets	314,508	318,373	291,308		292,145		314,777
Total liabilities	102,274	107,751	92,437		96,174		118,374
Total stockholders’ equity	212,234	210,622	198,871		195,971		196,403

(1)              Our fiscal year ends on the Saturday closest to January 31 of each year. The years ended January 30, 2016, January 31, 2015, February 1, 2014, February 2, 2013 and January 28, 2012 are referred to as fiscal 2015, 2014, 2013, 2012 and 2011, respectively.   Fiscal 2012 is comprised of 53 weeks, while fiscal years 2015, 2014, 2013 and 2011 are each comprised of 52 weeks.

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

Overview

We are an off-price retailer of urban fashion apparel and accessories for the entire family. Our merchandise offerings are designed to appeal to the preferences of fashion conscious consumers, particularly African-Americans. We operate 521 stores in both urban and rural markets in 31 states.

After opening thirteen new stores in fiscal 2015, we plan to open fifteen to twenty in fiscal 2016.  We will continue to evaluate our growth strategy as we monitor operating results in fiscal 2016.

We measure performance using key operating statistics. One of the main performance measures we use is comparable store sales growth. We define a comparable store as a store that has been open for an entire fiscal year. Therefore, a store will not be considered a comparable store until its 13th month of operation at the earliest or until its 24th month at the latest. As an example, stores opened in fiscal 2014 and fiscal 2015 were not considered comparable stores in fiscal 2015. Relocated and expanded stores are included in the comparable store sales results. We also use other operating statistics, most notably average sales per store, to measure our performance. As we typically occupy existing space in established shopping centers rather than sites built specifically for our stores, store square footage (and therefore sales per square foot) varies by store. We focus on overall store sales volume as the critical driver of profitability. In addition to sales, we measure cost of sales as a percentage of sales and store operating expenses, with a particular focus on labor, as a percentage of sales. These results translate into store level contribution, which we use to evaluate overall performance of each individual store. Finally, we monitor corporate expenses against budgeted amounts.  All of the statistics discussed above are critical components of earnings before interest, taxes, depreciation and amortization (“EBITDA”) and Adjusted EBITDA (comprised of EBITDA, excluding non-cash asset impairment expense and the 2013 gain on sale of our former distribution center), which are considered our most important operating statistics.  Although EBITDA and Adjusted EBITDA provide useful information on an operating cash flow basis, they are limited measures in that they exclude the impact of cash requirements for capital expenditures, income taxes and interest expense and should not be regarded as comparable to similarly titled measures used by other companies.  Therefore, EBITDA and Adjusted EBITDA should be used as supplements to results of operations and cash flows as reported under generally accepted accounting principles (“GAAP”) and should not be used as the only measures of operating performance or as a substitute for GAAP results.

Provided below is a reconciliation of net income to EBITDA and to Adjusted EBITDA for fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014:

	Fiscal Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014

Net income	$15,527	$8,966	$464

Plus:
Interest expense	242	200	194
Income tax expense	8,787	2,144	—
Depreciation	18,577	20,177	21,974

Less:
Interest income	(339)	(187)	(281)
Income tax benefit	—	—	(754)
EBITDA	42,794	31,300	21,597

Asset impairment	—	83	1,542
Gain on sale of former distribution center	—	—	(1,526)
Adjusted EBITDA	$42,794	$31,383	$21,613

Basis of the Presentation

Net sales consist of store sales and layaway fees, net of returns by customers. Cost of sales consists of the cost of products we sell and associated freight costs. Depreciation is not considered a component of cost of sales and is included as a separate line item in the consolidated statements of operations. Selling, general and administrative expenses are comprised of store costs, including payroll and occupancy costs, corporate and distribution center costs and advertising costs. We operate on a 52- or 53-week fiscal year, which ends on the Saturday closest to January 31. Each of our fiscal quarters consists of four 13-week periods, with an extra week added to the fourth quarter every five to six years.  The years ended January 30, 2016, January 31, 2015, February 1, 2014, February 2, 2013 and January 28, 2012 are referred to as fiscal 2015, 2014, 2013, 2012 and 2011, respectively. Fiscal 2012 is comprised of 53 weeks, while fiscal years 2015, 2014, 2013 and 2011 are each comprised of 52 weeks.

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

Net Sales and Additional Operating Data

The following table sets forth, for the periods indicated, selected consolidated statement of operations data expressed both in dollars and as a percentage of net sales:

	Fiscal Year Ended
	January 30,		January 31,		February 1,
	2016		2015		2014
	(dollars in thousands)
Statement of Operations Data
Net sales	$683,791	100.0%	$670,840	100.0%	$622,204	100.0%

Cost of sales (exclusive of depreciation shown separately below)	(416,779)	(61.0)%	(418,416)	(62.4)%	(394,445)	(63.4)%
Selling, general and administrative expenses	(224,218)	(32.8)%	(221,041)	(32.9)%	(206,146)	(33.1)%
Depreciation	(18,577)	(2.7)%	(20,177)	(3.0)%	(21,974)	(3.5)%
Asset impairment	—	(0.0)%	(83)	(0.0)%	(1,542)	(0.2)%
Gain on sale of former distribution center	—	0.0%	—	0.0%	1,526	0.2%

Income (loss) from operations	24,217	3.5%	11,123	1.7%	(377)	(0.0)%
Interest income	339	0.0%	187	0.0%	281	0.0%
Interest expense	(242)	(0.0)%	(200)	(0.0)%	(194)	(0.0)%
Income (loss) before income taxes	24,314	3.5%	11,110	1.6%	(290)	(0.0)%
Income tax (expense) benefit	(8,787)	(1.3)%	(2,144)	(0.3)%	754	0.1%

Net income	$15,527	2.3%	$8,966	1.3%	$464	0.1%

The following table provides information, for the years indicated, about the number of total stores open at the beginning of the year, stores opened and closed during each year, total stores open at the end of each year and the change in comparable store sales for each year:

	Fiscal Year Ended
	January 30,	January 31,	February 1,
	2016	2015	2014

Total stores open, beginning of year	511	505	513
New stores	13	8	1
Closed stores	(3)	(2)	(9)

Total stores open, end of year	521	511	505

Comparable store sales increase (decrease) (1)	(0.1)%	7.5%	(1.6	)%(2)

(1)            Stores included in the comparable store sales calculation for any year are those stores that were opened prior to the beginning of the preceding fiscal year and were still open at the end of such year. Relocated stores and expanded stores are included in the comparable store sales results.

(2)            The Company is reporting comparable store sales on a comparable store and comparable weeks basis; for fiscal 2013, the 52 weeks ended February 1, 2014 were compared to the 52 weeks ended February 2, 2013.

Fiscal 2015 Compared to Fiscal 2014

Net Sales. Net sales increased $13.0 million, or 1.9%, to $683.8 million in fiscal 2015 from $670.8 million in fiscal 2014, consisting of the opening of thirteen stores in 2015 and eight stores in 2014, partially offset by the closing of three stores in 2015 and two stores in 2014 and a 0.1% decrease in comparable store sales.  The decrease in comparable store sales was reflected in a 1.3% decrease in the average unit sale, partially offset by a 0.7% increase in the average number of items per transaction and a 0.5% increase in the number of customer transactions.  Comparable store sales changes, by major merchandise class, were as follows:  Home +14%; Accessories +2%; Ladies’ +1%; Men’s -3%; and Children’s -4%.

Store opening and closing activity resulted in a net increase of $13.6 million in sales, while the 0.1% comparable store sales decrease in the 500 comparable stores totaled $0.6 million.

Cost of Sales (exclusive of depreciation). Cost of sales (exclusive of depreciation) decreased $1.6 million, or 0.4%, to $416.8 million in fiscal 2015 from $418.4 million in fiscal 2014 due to an improvement in cost of sales as a percentage of sales to 61.0% in fiscal 2015 from 62.4% in fiscal 2014, partially offset by the effect of the increase in sales discussed above.  The decrease in cost of sales as a percentage of sales was due primarily to a 130 basis points improvement in the core merchandise margin (initial mark-up, net of markdowns) as the result of (1) having a reduced need for markdowns due to strong inventory control measures taken by the merchandising and planning/allocation departments, including the use of enhancements to our merchandise planning system, and (2) an increase in initial mark-up associated with higher levels of next-season-buy merchandise that was purchased opportunistically at very low costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $3.2 million, or 1.4%, to $224.2 million in fiscal 2015 from $221.0 million in fiscal 2014 due to the opening of thirteen new stores in 2015, together with normal inflationary pressure on expenses such as payroll, rent and employee medical claims.  These factors that caused the increase in selling, general and administrative expenses were partially offset by a $1.7 million charge related to a legal settlement last year and a $0.9 million benefit from a legal recovery this year.  Selling, general and administrative expenses as a percentage of sales decreased to 32.8% in fiscal 2015 from 32.9% in fiscal 2014 due primarily to the year-over-year benefit from the aforementioned legal matters, partially offset by the deleveraging effect resulting from lower comparable store sales.

Depreciation. Depreciation expense decreased $1.6 million, or 7.9%, to $18.6 million in fiscal 2015 from $20.2 million in fiscal 2014, due to the slowing of our store opening pace in relation to previous years.

Income Tax Expense.  Income tax expense increased $6.7 million to $8.8 million in fiscal 2015 from $2.1 million in fiscal 2014 due to pretax income increasing $13.2 million, accompanied by an increase in the effective income tax rate to 36.1% from 19.3%.  The increase in the effective tax rate from last year resulted from tax credits being lower as a percentage of pretax income in fiscal 2015 due to the significant increase in pretax income at the same time that work opportunity tax credits declined.

Net Income.  Net income was $15.5 million in fiscal 2015 and $9.0 million in fiscal 2014, due to the factors discussed above.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $14.9 million, or 7.2%, to $221.0 million in fiscal 2014 from $206.1 million in fiscal 2013 due primarily to (1) normal inflationary pressure on expenses such as rent, payroll, utilities and employee medical claims, together with higher costs to handle the increasing sales, (2) a $6.0 million increase in incentive compensation expense resulting from the improvement in operating results and (3) a $1.7 million charge related to a legal settlement.  Selling, general and administrative expenses as a percentage of sales decreased to 32.9% in fiscal 2014 from 33.1% in fiscal 2013 due primarily to the leveraging effect associated with the $48.6 million increase in sales discussed above.

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

Income Tax (Expense) Benefit.  Income tax expense increased $2.9 million to $2.1 million in fiscal 2014 from an income tax benefit of $0.8 million in fiscal 2013 due to the improvement from a pretax loss in fiscal 2013 to pretax income in fiscal 2014.  Tax expense in fiscal 2014 included $2.1 million in benefits related to jobs-based and other tax credits, partially offset by income tax expense of $0.1 million related to the increase of a valuation allowance.  The fiscal 2013 tax benefit included $1.0 million related to jobs-based and other tax credits, partially offset by income tax expense of $0.4 million related to the increase of a valuation allowance.

Net Income.  Net income was $9.0 million in fiscal 2014 and $0.5 million in fiscal 2013, due to the factors discussed above.

Liquidity and Capital Resources

Our cash requirements are primarily for working capital and for capital expenditures for our stores, distribution infrastructure and information systems. Historically, we have met these cash requirements from cash flow from operations, short-term trade credit, borrowings under our revolving lines of credit, long-term debt and capital leases, and cash proceeds from our initial public offering.  We expect to be able to meet future cash requirements with cash flow from operations, short-term trade credit, existing balances of cash and investment securities and, if necessary, borrowings under our revolving credit facility (described below). In fiscal 2015, there was no need to borrow under the credit facility. Due to our strong cash and cash equivalents position as of January 30, 2016 ($39.1 million), we believe that we will likely not have to borrow under the credit facility during fiscal 2016.

Cash Flows

Fiscal 2015 Compared to Fiscal 2014

As of January 30, 2016, we had total cash and cash equivalents of $39.1 million, compared with $74.5 million as of January 31, 2015.  Additionally, we had $32.7 million and $30.9 million of short-term and long-term investment securities, respectively, as of January 30, 2016, compared with $15.9 million and $22.4 million, respectively, as of January 31, 2015.  These securities are comprised of bank certificates of deposit and obligations of the U.S. Treasury, states and municipalities.

Inventory represented 43.6% of our total assets as of January 30, 2016, compared with 41.2% as of January 31, 2015.  Management’s ability to manage our inventory can have a significant impact on our cash flows from operations during a given interim period or fiscal year.  In addition, inventory purchases can be seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise.

Cash Flows Provided by Operating Activities.  Net cash provided by operating activities was $27.5 million in fiscal 2015 compared with $40.3 million in fiscal 2014.  Net income, adjusted for noncash expenses such as depreciation, asset impairment, loss on disposal of property and equipment, deferred income taxes and stock-based compensation expense, provided cash of $39.0 million in fiscal 2015 (compared with $34.2 million in fiscal 2014).  Other significant sources of cash provided by operating activities in fiscal 2015 included a $2.4 million decrease in prepaid and other current assets (compared with a $3.4 million increase in fiscal 2014) due primarily to a decrease in charge card receivables resulting from significant sales decreases in late January 2016.  Significant uses of cash included (1) a $6.0 million increase in inventory (compared with a $4.6 million increase in fiscal 2014) due to having thirteen more stores than at the previous year end and holding more next-season-buy merchandise that was purchased opportunistically at very low costs; (2) a $5.0 million decrease in accounts payable (compared with a $12.1 million increase in fiscal 2014) due to significant sales increases in the fourth quarter of 2014 which required an increase in merchandise purchases in January 2015; since this higher level of purchases occurred in the last month of the fiscal year, all such purchases would have still been in accounts payable as of January 31, 2015; the relationship between inventory and accounts payable was distorted due to a higher level of next-season-buy inventory at the end of fiscal 2015, with such merchandise being already paid for since it was purchased earlier than 60 days before year end; and (3) a $1.9 million decrease in accrued compensation (compared with a $5.4 million increase in fiscal 2014) primarily as a result of lower incentive compensation accruals this year due to better financial performance relative to budget in 2014.

Cash Flows Used in Investing Activities.  Cash used in investing activities was $44.9 million in fiscal 2015 compared with $23.5 million in fiscal 2014.  Purchases of investment securities, net of sales/redemptions, used cash of $25.3 million in fiscal 2015 and $12.5 million in fiscal 2014. Cash used for the purchase of property and equipment was $19.6 million in fiscal 2015 and $11.0 million in fiscal 2014, with the increase resulting primarily from opening, relocating and expanding more stores in fiscal 2015, together with capital expenditures made to enhance certain point-of-sale and other equipment in all stores.

Cash Flows Used in Financing Activities. Cash used in financing activities was $18.0 million in fiscal 2015 compared with $1.2 million in fiscal 2014. Cash used for the repurchase of 667,438 shares of common stock totaled $15.0 million in fiscal 2015.  Dividends paid to stockholders in the third and fourth quarters of fiscal 2015 used cash of $1.8 million.

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

Cash Flows Provided by Operating Activities.  Net cash provided by operating activities was $40.3 million in fiscal 2014 compared with $35.4 million in fiscal 2013.  Net income, adjusted for noncash expenses such as depreciation, asset impairment, loss on disposal of property and equipment, deferred income taxes and stock-based compensation expense, provided cash of $34.2 million in fiscal 2014 (compared with $24.1 million in fiscal 2013).  Other significant sources of cash provided by operating activities in fiscal 2014 included (1) a $12.1 million increase in accounts payable (compared with a $2.7 million decrease in fiscal 2013) due to significant sales increases in the fourth quarter of 2014 which required an increase in merchandise purchases in January 2015; since this higher level of purchases occurred in the last month of the fiscal year, all such purchases would have still been in accounts payable as of January 31, 2015; additionally, accounts payable increased due to a higher level of inventory and because improved inventory turnover had the effect of leaving a greater portion of the inventory balance in accounts payable at year end and (2) a $5.4 million increase in accrued compensation (compared with a $1.4 million increase in fiscal 2013) due to higher incentive compensation accruals resulting from the improvement in operating results.  Significant uses of cash included (1) a $4.6 million increase in inventory (compared with a $15.0 million decrease in fiscal 2013) due to a need to support the rapidly increasing sales and having six more stores than at the previous year end, (2) a $3.4 million increase in prepaid and other current assets (compared with a $0.6 million increase in fiscal 2013) due primarily to an increase in charge card receivables resulting from significant sales increases in late January 2015 and (3) a $3.0 million decrease in accrued expenses and other long-term liabilities (compared with a $2.6 million decrease in fiscal 2013) due primarily to amortization of deferred rent and tenant improvement allowances that were not offset by additions to such accounts as a result of slowing store growth in fiscal 2013 and 2014.

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

Liquidity Sources and Requirements and Contractual Cash Requirements and Commitments

Our principal sources of liquidity consist of: (i) cash and cash equivalents (which equaled $39.1 million as of January 30, 2016); (ii) short-term and long-term investment securities (which equaled $32.7 million and $30.9 million, respectively, as of January 30, 2016); (iii) short-term trade credit; (iv) cash generated from operations on an ongoing basis as we sell our merchandise inventory; and (v) a $50 million revolving credit facility. Trade credit represents a significant source of financing for inventory purchases and arises from customary payment terms and trade practices with our vendors.  Historically, our principal liquidity requirements have been for working capital and capital expenditure needs.

We believe that our existing sources of liquidity will be sufficient to fund our operations and anticipated capital expenditures for at least the next 12 months.

We anticipate that capital expenditures will be approximately $25 million to $28 million in fiscal 2016, including amounts related to fifteen to twenty new stores that we plan to open in fiscal 2016.  We plan to finance these capital expenditures with cash flow from operations and existing cash balances.

The following table discloses aggregate information about our contractual obligations as of January 30, 2016 and the periods in which payments are due:

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
	(in thousands)
Contractual obligations:
Operating leases (1)	$132,568	$39,867	$57,766	$29,589	$5,346
Purchase obligations	91,741	91,741	—	—	—
Total contractual cash obligations	$224,309	$131,608	$57,766	$29,589	$5,346

(1)         Represents fixed minimum rents in stores and does not include incremental rents which are computed as a percentage of net sales. For example, in fiscal 2015 incremental percentage rent was approximately $0.5 million, which represented 1.1% of total rent expense.

Indebtedness. On October 27, 2011, we entered into a five-year, $50 million credit facility with Bank of America.  The facility was amended on August 18, 2015, extending the maturity date to August 18, 2020.  The amended facility provides a $50 million credit commitment and a $25 million uncommitted “accordion” feature that under certain circumstances could allow us to increase the size of the facility to $75 million.  Borrowings, if any, under the facility will bear interest (a) for LIBOR Rate Loans, at LIBOR plus either 1.25% or 1.5%, or (b) for Base Rate Loans, at a rate equal to the highest of (i) the prime rate plus either 0.25% or 0.5%, (ii) the Federal Funds Rate plus either 0.75% or 1.0%, or (iii) LIBOR plus either 1.25% or 1.5%, based in any such case on the average daily availability for borrowings under the facility.  The facility continues to be secured by our inventory, accounts receivable and related assets, but not our real estate, fixtures and equipment, and it contains one financial covenant, a fixed charge coverage ratio, which is applicable and tested only in certain circumstances. The facility has an unused commitment fee of 0.25% and permits the payment of cash dividends subject to certain limitations, including a requirement that there were no borrowings outstanding in the 30 days prior to the dividend payment and no borrowings are expected in the 30 days subsequent to the payment.  We have had no borrowings under the credit facility.

Operating Leases. We lease our stores under operating leases, which generally have an initial term of five years with renewal options. The typical store lease requires a combination of both fixed monthly rents and contingent rents computed as a percentage of net sales after a certain sales threshold has been met. For fiscal 2015, rent expense was $47.1 million compared with $44.4 million in fiscal 2014 (including $0.5 million and $0.6 million of contingent rent, respectively, in fiscal 2015 and 2014).

Purchase Obligations. As of January 30, 2016, we had purchase obligations of $91.7 million, all of which were for less than one year. These purchase obligations consist of outstanding merchandise orders.

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

Inventory

Inventory is stated at the lower of cost (first-in, first-out basis) or market as determined by the retail inventory method for store inventory and the average cost method for distribution center inventory. Under the retail inventory method, the cost of inventory is determined by calculating a cost-to-retail ratio and applying it to the retail value of inventory. Inherent in the retail inventory calculation are certain significant management judgments and estimates, including, among others, merchandise markups, markdowns and shrinkage, which impact the ending inventory valuation at cost as well as resulting cost of sales. Merchandise markdowns are reflected in the inventory valuation when the price of an item is lowered in the stores. As a result, we believe the retail inventory method results in a more conservative inventory valuation than other accounting methods. We estimate and record an allowance for shrinkage for the period between the last physical count and the balance sheet date. The estimate of shrinkage can be affected by changes in actual shrinkage trends. Inventory shrinkage as a percentage of sales has been 1.2% in each of the past three fiscal years. The allowance for estimated inventory shrinkage was $2.6 million as of January 30, 2016 and January 31, 2015.  Many retailers have arrangements with vendors that provide for rebates and allowances under certain conditions, which ultimately affect the value of the inventory. We do not generally enter into such arrangements with our vendors. There were no material changes in the estimates or assumptions related to the valuation of inventory during fiscal 2015.

Property and Equipment, net

We have a significant investment in property and equipment stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the lesser of the estimated useful lives (primarily three to five years for computer equipment and furniture, fixtures and equipment, five years for leasehold improvements, seven years for major purchased software systems, and fifteen to twenty years for buildings and building improvements) of the related assets or the relevant lease term. Any reduction in these estimated useful lives would result in a higher annual depreciation expense for the related assets. There were no material changes in the estimates or assumptions related to the valuation and classification of property and equipment during fiscal 2015.

Impairment of Long-Lived Assets

We continually evaluate whether events and changes in circumstances warrant revised estimates of the useful lives or recognition of an impairment loss for long-lived assets. If facts and circumstances indicate that a long-lived asset may be impaired, the carrying value is reviewed. If this review indicates that the carrying value of the asset will not be recovered as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value. Non-cash impairment losses related to leasehold improvements and fixtures and equipment at underperforming stores totaled $0.0 million, $0.1 million and $1.5 million in fiscal 2015, 2014 and 2013, respectively. Impairment losses in the future are dependent on a number of factors such as site selection and general economic trends on a localized, regional, or national basis, and thus could be significantly different from historical results. To the extent our estimates for net sales, cost of sales and store expenses are not realized, future assessments of recoverability could result in impairment charges.  There were no changes in our impairment loss methodology during fiscal 2015.

Insurance Liabilities

We are largely self-insured for workers’ compensation costs and employee medical claims.  Our self-insurance liabilities are based on the total estimated costs of claims filed and estimates of claims incurred but not reported, less amounts paid against such claims.  We use current and historical claims data, together with information from actuarial studies, in developing our estimates.  The insurance liabilities we record are primarily influenced by the frequency and severity of claims and the Company’s growth.  If the underlying facts and circumstances related to the claims change, then we may be required to record more or less expense which could be material in relation to our results of operations.  Our self-insurance liabilities totaled $3.6 million ($2.3 million current and $1.3 million noncurrent) as of January 30, 2016 and $2.8 million ($1.5 million current and $1.3 million noncurrent) as of January 31, 2015. There were no material changes in the estimates or assumptions related to insurance liabilities during fiscal 2015.

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

Certain leases provide for contingent rents that are not measurable at inception. These contingent rents are primarily based on a percentage of net sales that are in excess of a predetermined level. These amounts are excluded from minimum rent and are included in the determination of total rent expense when it is probable that the expense has been incurred and the amount is reasonably estimable. There were no material changes in the estimates or assumptions related to operating leases during fiscal 2015.

Accounting for Income Taxes

We account for income taxes under the asset and liability method. The computation of income taxes is subject to estimation due to the judgment required and the uncertainty related to the recoverability of deferred tax assets or the outcome of tax audits. We adjust our income tax provision in the period it is determined that actual results will differ from our estimates. Tax law and rate changes are reflected in the income tax provision in the year in which such changes are enacted.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making an assessment as to the realization of these assets.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible and income tax credits and net operating losses may be utilized, management may determine that some or all of the Company’s deferred tax assets may not ultimately be deductible and income tax credits and net operating losses may expire unused.  Should such an assessment be made, a valuation allowance against some or all of the Company’s $10.6 million in deferred tax assets would have to be recorded with a resulting charge to income tax expense.  There were no material changes in the estimates or assumptions related to income taxes during fiscal 2015.

The above listing is not intended to be a comprehensive list of all our accounting policies. In many cases the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

Recent Accounting Pronouncements

See note 2 to our consolidated financial statements included in this Report for recently issued accounting standards, including the expected dates of adoption and estimated effects on our consolidated financial statements.

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to financial market risks related to changes in interest rates earned on our investments. We cannot predict market fluctuations in interest rates. As a result, future results may differ materially from estimated results due to changes in interest rates. A hypothetical 100 basis point change in prevailing market interest rates would not have materially impacted our financial position, results of operations or cash flows for fiscal 2015. We do not engage in financial transactions for trading or speculative purposes and have not entered into any interest rate hedging contracts. Interest rates on our credit facility did not impact us in fiscal 2015 because we did not borrow during the year.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended January 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.               OTHER INFORMATION

None.

PART III

ITEM 10.                 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item with respect to our executive officers and directors, compliance by our directors, executive officers and certain beneficial owners of our common stock with Section 16(a) of the Exchange Act, the committees of our Board of Directors, our Audit Committee Financial Expert and our Code of Ethics is incorporated herein by reference to information under the captions entitled “Board of Directors and Committees of the Board of Directors,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance”  in our definitive proxy statement (to be filed hereafter) in connection with our 2016 Annual Meeting of Stockholders and possibly elsewhere in the proxy statement (or will be filed by amendment to this Report).

ITEM 11.                 EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to information under the captions entitled “Executive Compensation,” “Board of Directors and Committees of the Board of Directors” and “Compensation Committee Report” in our definitive proxy statement (to be filed hereafter) in connection with our 2016 Annual Meeting of Stockholders and possibly elsewhere in the proxy statement (or will be filed by amendment to this Report).

ITEM 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item with respect to ownership of our common stock is incorporated herein by reference to the information under the caption entitled “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement (to be filed hereafter) in connection with our 2016 Annual Meeting of Stockholders and possibly elsewhere in the proxy statement (or will be filed by amendment to this Report).

Equity Compensation Plan Information.  The following table represents those securities authorized for issuance as of January 30, 2016 under our existing equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1) (a)	Weighted average exercise price of outstanding options, warrants and rights (2) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (3) (c)
Equity compensation plans approved by security holders	16,700	$41.09	981,731
Equity compensation plans not approved by security holders	—	—	—
Total	16,700	$41.09	981,731

(1)         Includes 16,700 outstanding options issued under the Citi Trends, Inc. 2005 Long-Term Incentive Plan (the “2005 Plan”).  The Citi Trends, Inc. 2012 Incentive Plan (the “2012 Plan”) became effective in May 2012 as a successor to the 2005 Plan.  The 2012 Plan provides for the issuance of up to 1,600,000 shares of common stock, plus a number of additional shares (not to exceed 300,000) underlying awards outstanding under prior plans that later terminate or expire unexercised.  Such shares will be issued upon the exercise of stock options or as awards of nonvested restricted stock and other performance awards. Does not include nonvested restricted stock grants issued under the 2012 Plan totaling 352,587, respectively.

(2)         The weighted average exercise price is for options only and does not include nonvested restricted stock.

(3)         Consists of shares available for awards of options, restricted stock and other performance awards under the 2012 Plan.

ITEM 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information under the captions entitled “Certain Relationships and Related Party Transactions” and “Board of Directors and Committees of the Board of Directors” in our definitive proxy statement (to be filed hereafter) in connection with our 2016 Annual Meeting of Stockholders and possibly elsewhere in the proxy statement (or will be filed by amendment to this Report).

ITEM 14.                 PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information under the caption entitled “Ratification of Independent Registered Public Accounting Firm” in our definitive proxy statement (to be filed hereafter) in connection with our 2016 Annual Meeting of Stockholders and possibly elsewhere in the proxy statement (or will be filed by amendment to this Report).

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

*10.3	Form of Restricted Stock Award Agreement for Directors under the 2005 Plan (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended February 3, 2007)

*10.4	Form of Stock Option Agreement for Employees under the 2005 Plan (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended February 3, 2007)

*10.5	Form of Stock Option Agreement for Directors under the 2005 Plan (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended February 3, 2007)

*10.6	Offer Letter to Ivy Council dated December 6, 2006 (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended February 2, 2008)

*10.7	Offer Letter to Bruce D. Smith dated March 5, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2007)

*10.8	Citi Trends, Inc. Annual Incentive Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2009)

*10.9

Form of Restricted Stock Award Agreement for Employees under the 2005 Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2009)

*10.10

Form of Restricted Stock Award Agreement for Directors under the 2005 Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2009)

*10.11	Offer Letter to Charles D. Crowell dated February 3, 2011 (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended January 28, 2012)

10.12

Credit Agreement, dated October 27, 2011 among Citi Trends, Inc., as Borrower, its wholly owned subsidiary, as Guarantor, and Bank of America, N.A., as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2011)

*10.13	Summary of terms of employment for R. Edward Anderson (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended January 28, 2012)

*10.14

Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and R. Edward Anderson dated February 7, 2012 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2012)

*10.15

Severance Agreement between the Company and R. Edward Anderson dated February 7, 2012 (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended January 28, 2012)

*10.16	Offer Letter to Jason T. Mazzola dated January 18, 2012 (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended January 28, 2012)

*10.17

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

*10.19	Citi Trends, Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 28, 2012)

*10.20

Form of Restricted Stock Award Agreement for Employees under the Citi Trends, Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 28, 2012)

*10.21

Form of Restricted Stock Award Agreement for Directors under the Citi Trends, Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 28, 2012)

*10.22

Form of Restricted Stock Unit Award Agreement for Employees under the Citi Trends, Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended February 2, 2013)

*10.23

Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and Bruce D. Smith dated May 1, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2013)

*10.24

Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and Ivy D. Council dated May 1, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2013)

*10.25

Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and James A. Dunn dated May 1, 2013 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2013)

*10.26

Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and Charles D. Crowell dated May 1, 2013 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2013)

*10.27

Severance Agreement between the Company and Bruce D. Smith dated May 1, 2013 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2013)

*10.28

Severance Agreement between the Company and Ivy D. Council dated May 1, 2013 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2013)

*10.29

Severance Agreement between the Company and James A. Dunn dated May 1, 2013 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2013)

*10.30

Severance Agreement between the Company and Charles D. Crowell dated May 1, 2013 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2013)

10.31

First Amendment to Credit Agreement, dated as of August 18, 2015, by and among Citi Trends, Inc., as Borrower, Citi Trends Marketing Solutions, Inc., as Guarantor, and Bank of America, N.A., as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2015)

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

101

The following financial statements from Citi Trends, Inc.’s Annual Report on Form 10-K for the year ended January 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders’ Equity and (v) Notes to Consolidated Financial Statements.

*                    Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITI TRENDS, INC.

(Registrant)

Date	April 13, 2016	By	/s/ Jason T. Mazzola	/s/ Bruce D. Smith
			Jason T. Mazzola	Bruce D. Smith
			President and Chief Executive Officer (Principal Executive Officer)	Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jason T. Mazzola	President and Chief Executive Officer	April 13, 2016
Jason T. Mazzola	(Principal Executive Officer) and Director

/s/ Bruce D. Smith	Chief Operating Officer and	April 13, 2016
Bruce D. Smith	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ R. Edward Anderson	Chairman of the Board of Directors	April 13, 2016
R. Edward Anderson

/s/ Brian P. Carney	Director	April 13, 2016
Brian P. Carney

/s/ Laurens M. Goff	Director	April 13, 2016
Laurens M. Goff

/s/ Lawrence E. Hyatt	Director	April 13, 2016
Lawrence E. Hyatt

/s/ John S. Lupo	Director	April 13, 2016
John S. Lupo

Citi Trends, Inc.
Index to Consolidated Financial Statements

CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED JANUARY 30, 2016, JANUARY 31, 2015 AND FEBRUARY 1, 2014

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

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we assessed the effectiveness of our internal control over financial reporting as of January 30, 2016, based on the criteria described in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our management concluded that our internal control over financial reporting was effective based on those criteria as of January 30, 2016.

Our independent registered public accounting firm, KPMG LLP, audited the effectiveness of our internal control over financial reporting as of January 30, 2016, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Citi Trends, Inc.:

We have audited the accompanying consolidated balance sheets of Citi Trends, Inc. and subsidiary as of January 30, 2016 and January 31, 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years ended January 30, 2016, January 31, 2015, and February 1, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citi Trends, Inc. and subsidiary as of January 30, 2016 and January 31, 2015, and the results of its operations and its cash flows for each of the years ended January 30, 2016, January 31, 2015, and February 1, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Citi Trends, Inc.’s internal control over financial reporting as of January 30, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 13, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Jacksonville, Florida

April 13, 2016

Certified Public Accountants

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Citi Trends, Inc.:

We have audited Citi Trends, Inc.’s internal control over financial reporting as of January 30, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Citi Trends, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Citi Trends, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 30, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Citi Trends, Inc. and subsidiary as of January 30, 2016 and January 31, 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended January 30, 2016, January 31, 2015, and February 1, 2014 and our report dated April 13, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Jacksonville, Florida
April 13, 2016

Certified Public Accountants

Citi Trends, Inc.

Consolidated Balance Sheets

January 30, 2016 and January 31, 2015

(in thousands, except share data)

	January 30, 2016	January 31, 2015
Assets
Current assets:
Cash and cash equivalents	$39,116	$74,514
Short-term investment securities	32,671	15,850
Inventory	137,020	131,057
Prepaid and other current assets	12,201	14,604
Income tax receivable	1,285	973
Deferred tax asset	4,835	4,359
Total current assets	227,128	241,357
Property and equipment, net	50,632	47,603
Long-term investment securities	30,890	22,447
Deferred tax asset	5,153	6,328
Other assets	705	638
Total assets	$314,508	$318,373

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$67,419	$72,245
Accrued expenses	14,603	14,176
Accrued compensation	13,097	14,996
Dividends payable	42	—
Layaway deposits	497	585
Total current liabilities	95,658	102,002
Other long-term liabilities	6,616	5,749
Total liabilities	102,274	107,751

Stockholders’ equity:
Common stock, $0.01 par value. Authorized 32,000,000 shares; 15,707,859 shares issued as of January 30, 2016 and 15,743,617 shares issued as of January 31, 2015; 14,874,671 shares outstanding as of January 30, 2016 and 15,577,867 shares outstanding as of January 31, 2015	154	152
Paid in capital	88,540	85,598
Retained earnings	138,725	125,037
Treasury stock, at cost; 833,188 shares held as of January 30, 2016 and 165,750 shares held as of January 31, 2015	(15,185)	(165)
Total stockholders’ equity	212,234	210,622

Commitments and contingencies (note 9)
Total liabilities and stockholders’ equity	$314,508	$318,373

See accompanying notes to consolidated financial statements

Citi Trends, Inc.

Consolidated Statements of Operations

Years Ended January 30, 2016, January 31, 2015, and February 1, 2014

(in thousands, except per share data)

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Net sales	$683,791	$670,840	$622,204

Cost of sales (exclusive of depreciation shown separately below)	(416,779)	(418,416)	(394,445)
Selling, general and administrative expenses	(224,218)	(221,041)	(206,146)
Depreciation	(18,577)	(20,177)	(21,974)
Asset impairment	—	(83)	(1,542)
Gain on sale of former distribution center	—	—	1,526
Income (loss) from operations	24,217	11,123	(377)
Interest income	339	187	281
Interest expense	(242)	(200)	(194)
Income (loss) before income taxes	24,314	11,110	(290)
Income tax (expense) benefit	(8,787)	(2,144)	754
Net income	$15,527	$8,966	$464

Basic net income per common share	$1.04	$0.60	$0.03
Diluted net income per common share	$1.03	$0.60	$0.03

Weighted average number of shares outstanding
Basic	14,996	14,961	14,798
Diluted	15,056	15,020	14,813

See accompanying notes to consolidated financial statements

Citi Trends, Inc.

Consolidated Statements of Cash Flows

 Years Ended January 30, 2016, January 31, 2015, and February 1, 2014

(in thousands)

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Operating activities:
Net income	$15,527	$8,966	$464
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18,577	20,177	21,974
Asset impairment	—	83	1,542
Deferred income taxes	699	956	(1,692)
Gain on sale of former distribution center	—	—	(1,526)
Loss on disposal of property and equipment	31	23	1
Noncash stock-based compensation expense	4,148	4,007	3,355
Excess tax benefits from stock-based payment arrangements	(1,312)	(342)	305
Changes in assets and liabilities:
Inventory	(5,963)	(4,556)	14,972
Prepaid and other current assets	2,403	(3,383)	(573)
Other assets	(67)	48	55
Accounts payable	(5,000)	12,082	(2,653)
Accrued expenses and other long-term liabilities	(568)	(3,016)	(2,565)
Accrued compensation	(1,899)	5,448	1,419
Income tax receivable	1,000	(237)	435
Layaway deposits	(88)	70	(145)
Net cash provided by operating activities	27,488	40,326	35,368

Investing activities:
Purchases of investment securities	(44,310)	(22,183)	(24,548)
Sales/redemptions of investment securities	19,046	9,667	17,292
Proceeds from sale of former distribution center	—	—	2,941
Purchases of property and equipment	(19,601)	(11,002)	(8,469)
Net cash used in investing activities	(44,865)	(23,518)	(12,784)

Financing activities:
Excess tax benefits from stock-based payment arrangements	1,312	342	(305)
Cash used to settle withholding taxes on stock option exercises and the vesting of nonvested restricted stock	(2,586)	(1,592)	(668)
Proceeds from the exercise of stock options	70	28	54
Dividends paid to stockholders	(1,797)	—	—
Repurchase of common stock	(15,020)	—	—
Net cash used in financing activities	(18,021)	(1,222)	(919)
Net increase (decrease) in cash and cash equivalents	(35,398)	15,586	21,665

Cash and cash equivalents:
Beginning of year	74,514	58,928	37,263
End of year	$39,116	$74,514	$58,928

Supplemental disclosures of cash flow information:
Cash paid for interest	$127	$134	$127
Cash payments of income taxes	$7,088	$1,425	$503
Supplemental disclosures of noncash investing activities:
Accrual for purchases of property and equipment	$2,036	$730	$207

See accompanying notes to consolidated financial statements

Citi Trends, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended January 30, 2016, January 31, 2015, and February 1, 2014

(in thousands, except share amounts)

	Common Stock		Paid in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balances—February 2, 2013	15,295,780	$149	$80,380	$115,607	165,750	$(165)	$195,971
Exercise of stock options	6,525		54				54
Vesting of nonvested restricted stock units	29,166	1					1
Excess tax benefits from stock based payment arrangements			(305)				(305)
Issuance of nonvested shares to employees and directors under incentive plan	392,466						—
Forfeiture of nonvested shares by employees and directors	(63,060)						—
Stock-based compensation expense			3,355				3,355
Net share settlement of nonvested shares	(56,072)		(669)				(669)
Net income				464			464
Balances—February 1, 2014	15,604,805	150	82,815	116,071	165,750	(165)	198,871
Exercise of stock options	2,000		28				28
Vesting of nonvested restricted stock units	28,671	3					3
Excess tax benefits from stock based payment arrangements			342				342
Issuance of nonvested shares to employees and directors under incentive plan	234,596						—
Forfeiture of nonvested shares by employees and directors	(37,775)						—
Stock-based compensation expense			4,007				4,007
Net share settlement of nonvested shares	(88,680)	(1)	(1,594)				(1,595)
Net income				8,966			8,966
Balances—January 31, 2015	15,743,617	$152	$85,598	$125,037	165,750	$(165)	$210,622
Exercise of stock options	5,000		70				70
Vesting of nonvested restricted stock units	6,135	3					3
Excess tax benefits from stock based payment arrangements			1,312				1,312
Issuance of nonvested shares to employees and directors under incentive plan	68,607						—
Forfeiture of nonvested shares by employees and directors	(14,591)						—
Stock-based compensation expense			4,148				4,148
Net share settlement of nonvested shares	(100,909)	(1)	(2,588)				(2,589)
Repurchase of common stock					667,438	(15,020)	(15,020)
Dividends paid to stockholders				(1,839)			(1,839)
Net income				15,527			15,527
Balances—January 30, 2016	15,707,859	$154	$88,540	$138,725	833,188	$(15,185)	$212,234

See accompanying notes to consolidated financial statements

Citi Trends, Inc.

Notes to Consolidated Financial Statements

January 30, 2016, January 31, 2015 and February 1, 2014

(1)                   Organization and Business

Citi Trends, Inc. and its subsidiary (the “Company”) operate as an off-price retailer of urban fashion apparel and accessories for the entire family. As of January 30, 2016, the Company operated 521 stores in 31 states.

(2)                   Summary of Significant Accounting Policies

(a)  Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany transactions and balances have been eliminated in consolidation.

(b)  Fiscal Year

The Company’s fiscal year ends on the Saturday closest to January 31 of each year. The years ended January 30, 2016, January 31, 2015 and February 1, 2014 are referred to as fiscal 2015, fiscal 2014 and fiscal 2013, respectively, in the accompanying consolidated financial statements.

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

(f)  Impairment of Long-Lived Assets

If facts and circumstances indicate that a long-lived asset may be impaired, the carrying value is reviewed. If this review indicates that the carrying value of the asset will not be recovered as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value. Non-cash impairment expense related primarily to leasehold improvements and fixtures and equipment at underperforming stores totaled $0.0 million, $0.1 million and $1.5 million in fiscal 2015, 2014 and 2013, respectively.

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

(i)   Revenue Recognition

Revenue from retail sales net of sales taxes is recognized at the time the customer takes possession of and pays for merchandise, less an allowance for returns. The Company allows customers to return merchandise for up to thirty days after the date of sale and the Company reduces revenues for each fiscal year using a combination of actual and estimated return information for the returns in the thirty days after the year ends. The provision for returns was $0.1 million as of January 30, 2016 and $0.2 million as of January 31, 2015.  Revenue from layaway sales is recognized when the customer has paid for and received the merchandise. If the merchandise is not fully paid for within sixty days, the customer is given a store credit for merchandise payments made, less a re-stocking and layaway service fee. Such fees, which are non-refundable, are recognized in revenue when collected. Proceeds from the sale of gift cards are deferred until the customers use the cards to purchase merchandise.  No amounts have yet been amortized into income for gift cards that were sold and are not expected to be redeemed (“breakage”) due to the relative immateriality of the total gift card liability ($0.6 million as of January 30, 2016 and January 31, 2015) and requirements to escheat certain amounts to the state in which the gift card subsidiary is incorporated. All sales are from cash, check or major credit card company transactions. The Company does not offer company-sponsored customer credit accounts.

(j)    Cost of Sales

Cost of sales includes the cost of inventory sold during the period and transportation costs, including inbound freight related to inventory sold and freight from the distribution centers to the stores, net of discounts and allowances.  Distribution center costs, store occupancy expenses and advertising expenses are not considered components of cost of sales and are included as part of selling, general and administrative expenses.  Depreciation is also not considered a component of cost of sales and is included as a separate line item in the consolidated statements of operations.  Distribution center costs (exclusive of depreciation) for fiscal 2015, 2014 and 2013 were $15.7 million, $14.2 million and $13.2 million, respectively.

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

The following table provides a reconciliation of the number of average common shares outstanding used to calculate basic earnings per share to the number of common shares and common stock equivalents outstanding used in calculating diluted earnings per share for fiscal 2015, 2014 and 2013:

	2015	2014	2013
Average number of common shares outstanding	14,996,496	14,960,920	14,798,154
Incremental shares from assumed exercises of stock options	193	1,254	1,187
Incremental shares from assumed vesting of nonvested restricted stock	58,849	58,315	14,103
Average number of common shares and common stock equivalents outstanding	15,055,538	15,020,489	14,813,444

The dilutive effect of stock-based compensation arrangements is accounted for using the treasury stock method.  This method assumes that the proceeds the Company receives from the exercise of stock options are used to repurchase common shares in the market.  The Company includes as assumed proceeds the amount of compensation cost attributed to future services and not yet recognized, and the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of outstanding options and vesting of nonvested restricted stock.  For fiscal 2015, 2014 and 2013, respectively, there were 19,000, 27,000 and 41,000 options outstanding to purchase shares of common stock excluded from the calculation of diluted earnings per share because of antidilution.  For fiscal 2015, 2014 and 2013, respectively, there were 332,000, 542,000 and 607,000 shares of nonvested restricted stock, respectively, excluded from the calculation of diluted earnings per share because of antidilution.

(l)  Advertising

The Company expenses advertising as incurred. Advertising expense for fiscal 2015, 2014 and 2013 was $2.6 million, $2.4 million and $2.4 million, respectively.

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

The Company is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The Company included a liability of $0.8 million as of January 30, 2016 and $0.7 million as of January 31, 2015 in other long-term liabilities, representing estimated expenses that would be incurred upon the termination of the Company’s operating leases.

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

(q)   Business Reporting Segments

The Company is an off-price retailer of urban fashion apparel and accessories for the entire family.  The retail operations represent a single operating segment based on the way the Company manages its business.  Operating decisions and resource allocation decisions are made at the Company level in order to maintain a consistent retail store presentation.  The Company’s retail stores sell similar products, use similar processes to sell those products, and sell their products to similar classes of customers. All sales and assets are located within the United States.  The Company’s merchandise assortment by classification as a percentage of net sales for fiscal 2015, 2014 and 2013 is as follows:

	Percentage of Net Sales
	2015	2014	2013
Accessories	30%	29%	26%
Children’s	25%	26%	27%
Ladies’	24%	24%	26%
Men’s	17%	17%	18%
Home	4%	4%	3%

(r)  Recent Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”).  New guidance under ASU 2015-17 requires companies to classify deferred tax assets and liabilities on their balance sheets as noncurrent. Existing accounting guidance requires companies to classify deferred tax assets and liabilities as current or noncurrent based on the classification of the underlying asset or liability. The new standard is effective for financial statements issued for fiscal years beginning after December 15, 2016. ASU 2015-17 may be applied either prospectively or retrospectively, with early adoption permitted. The Company has not adopted this new standard as part of its fiscal year 2015 consolidated financial statements.  We have assessed the impact of retrospective application of ASU 2015-17 and determined that applying the new guidance to our consolidated financial statements would result in reclassifying current deferred tax assets of $4.8 million and $4.4 million to noncurrent deferred tax assets as of January 30, 2016 and January 31, 2015, respectively.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016—02”) which replaces the existing guidance in ASC 840, Leases. The new standard establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations.  The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and requires retrospective application. The Company will adopt ASU 2016-02 in fiscal 2019 and is currently evaluating the impact to its consolidated financial statements.

(3)                   Property and Equipment, net

The components of property and equipment as of January 30, 2016 and January 31, 2015 are as follows (in thousands):

	January 30,	January 31,
	2016	2015
Land	$246	$246
Buildings	23,771	23,728
Leasehold improvements	81,705	76,270
Furniture, fixtures and equipment	109,865	100,712
Computer equipment	30,706	26,217
Construction in progress	3,623	1,905
	249,916	229,078
Accumulated depreciation	(199,284)	(181,475)
	$50,632	$47,603

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

As of January 30, 2016, the Company’s investment securities are classified as held-to-maturity since the Company has the intent and ability to hold the investments to maturity.  Such securities are carried at amortized cost plus accrued interest and consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Bank certificates of deposit (Level 2)	$20,978	$—	$—	$20,978
Obligations of states and municipalities (Level 2)	2,930	2	—	2,932
Obligations of the U. S. Treasury (Level 1)	8,763	3	(1)	8,765
	$32,671	$5	$(1)	$32,675
Long-term:
Obligations of the U. S. Treasury (Level 1)	$20,002	$33	$(7)	$20,028
Bank certificates of deposit (Level 2)	10,888	—	—	10,888
	$30,890	$33	$(7)	$30,916

The amortized cost and fair market value of investment securities as of January 30, 2016 by contractual maturity are as follows (in thousands):

	Amortized Cost	Fair Market Value
Mature in one year or less	$32,671	$32,675
Mature after one year through five years	30,890	30,916
	$63,561	$63,591

As of January 31, 2015, the Company’s investment securities were classified as held-to-maturity and consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term:
Bank certificates of deposit (Level 2)	4,996	$—	$—	$4,996
Obligations of states and municipalities (Level 2)	2,074	—	—	2,074
Obligations of the U. S. Treasury (Level 1)	8,780	9	—	8,789
	$15,850	$9	$—	$15,859
Long-term:
Obligations of the U. S. Treasury (Level 1)	$7,543	$24	$—	$7,567
Bank certificates of deposit (Level 2)	14,904	—	—	14,904
	$22,447	$24	$—	$22,471

The amortized cost and fair market value of investment securities as of January 31, 2015 by contractual maturity were as follows (in thousands):

	Amortized Cost	Fair Market Value
Mature in one year or less	$15,850	$15,859
Mature after one year through five years	22,447	22,471
	$38,297	$38,330

There were no changes among the levels in the three fiscal years ended January 30, 2016.

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

(6)                   Income Taxes

Income tax (expense) benefit for fiscal 2015, 2014 and 2013 consists of the following (in thousands):

	2015	2014	2013
Current:
Federal	$(6,805)	$(780)	$(637)
State	(1,283)	(408)	(301)
Total current	(8,088)	(1,188)	(938)
Deferred:
Federal	(806)	(1,384)	1,882
State	107	428	(190)
Total deferred	(699)	(956)	1,692
Total income tax (expense) benefit	$(8,787)	$(2,144)	$754

Income tax (expense) benefit computed using the federal statutory rate is reconciled to the reported income tax (expense) benefit as follows for fiscal 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Statutory rate applied to (income) loss before income taxes	$(8,510)	$(3,889)	$102
State income taxes, net of federal benefit	(950)	(364)	9
State tax credits	186	558	144
State tax credits - valuation allowance (net of federal benefit)	—	(159)	(359)
Tax exempt interest	6	127	63
General business credits	978	1,502	886
Excess compensation	(263)	—	—
Other	(234)	81	(91)
Income tax (expense) benefit	$(8,787)	$(2,144)	$754

The components of deferred tax assets and deferred tax liabilities as of January 30, 2016 and January 31, 2015 are as follows (in thousands):

	January 30,	January 31,
	2016	2015
Deferred tax assets:
Deferred rent amortization	$656	$866
Inventory capitalization	2,707	2,488
Federal jobs credits	—	1,047
Book and tax depreciation differences	1,912	2,057
Vacation liability	918	859
State tax credits	2,063	1,998
Stock compensation	1,638	1,489
Legal expense reserve	513	595
Insurance liabilities	1,134	883
Other	380	398
Subtotal deferred tax assets	11,921	12,680
Less: State tax credits valuation allowance - net	(1,272)	(1,272)
Total deferred tax assets	10,649	11,408

Deferred tax liabilities:
Prepaid expenses	(661)	(721)
Total deferred tax liabilities	(661)	(721)
Net deferred tax asset	$9,988	$10,687

The Company files income tax returns in U.S. federal and state jurisdictions where it does business and is subject to examinations by the Internal Revenue Service (“IRS”) and other taxing authorities.  With a few exceptions, the Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years prior to fiscal 2010.  The Company reviews and assesses uncertain tax positions, if any, with recognition and measurement of tax benefit based on a “more-likely-than-not” standard with respect to the ultimate outcome, regardless of whether this assessment is favorable or unfavorable.  As of January 30, 2016, there were no benefits taken on the Company’s income tax returns that do not qualify for financial statement recognition.  If a tax position does not meet the minimum statutory threshold to avoid payment of penalties and interest, a company is required to recognize an expense for the amount of the interest and penalty in the period in which the company claims or expects to claim the position on its tax return.  For financial statement purposes, companies are allowed to elect whether to classify such charges as either income tax expense or another expense classification.  Should such expense be incurred in the future, the Company will classify such interest as a component of interest expense and penalties as a component of income tax expense.

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

The effective income tax rate for fiscal 2015, 2014 and 2013 included the recognition of benefits arising from various federal and state tax credits.  Under current IRS and state income tax regulations, these credits may be carried back for two years or carried forward for periods up to 20 years.  The income tax benefit in fiscal 2015 included $1.2 million related to such credits.  The income tax benefit in fiscal 2014 included $2.1 million related to such credits, partially offset by the aforementioned $0.1 million increase in a valuation allowance.  The income tax benefit in fiscal 2013 included $1.0 million related to such credits, partially offset by the aforementioned $0.4 million increase in a valuation allowance.

(7)                   Other Long-Term Liabilities

The components of other long-term liabilities as of January 30, 2016 and January 31, 2015 are as follows (in thousands):

	January 30, 2016	January 31, 2015
Deferred rent	$1,204	$1,209
Tenant improvement allowances	3,321	2,490
Other	2,091	2,050
	$6,616	$5,749

(8)                   Stockholders’ Equity

Repurchases of common stock

On August 18, 2015, the Company’s Board of Directors approved a program that authorized the purchase of up to $15.0 million in shares of the Company’s common stock.  During 2015, the Company repurchased 667,438 shares of its common stock in the open market at an aggregate cost of $15.0 million.  As of January 30, 2016, there were no additional shares which could be repurchased pursuant to the Board of Directors’ authorization.

Dividends

On August 18, 2015, the Company’s Board of Directors declared a quarterly cash dividend of $0.06 per common share, which was paid on September 15, 2015 to stockholders of record as of September 1, 2015.  On November 18, 2015, the Company’s Board of Directors declared a dividend of $0.06 per common share, which was paid on December 15, 2015 to stockholders of record as of December 1, 2015.  On February 9, 2016, the Company’s Board of Directors declared a dividend of $0.06 per common share, which was paid on March 15, 2016 to stockholders of record as of March 1, 2016.  Any determination to declare and pay cash dividends for future quarters will be made by the Board of Directors.

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

Shares of time-based nonvested restricted stock granted to employees vest in either equal installments over three or four years from the date of grant, or over three years at 25% on the first and second anniversaries and 50% on the third anniversary.  Shares issued to directors vest one year from the date of grant.  The Company records compensation expense for grants of time-based nonvested restricted stock on a straight line basis over the requisite service period of the stock recipients which is equal to the vesting period of the stock.  Total compensation cost for such stock is calculated based on the closing market price on the date of grant multiplied by the number of shares granted.  Using an estimated forfeiture rate equal to 4.1%, the Company expects to recognize $2.6 million in future compensation expense from the grants of time-based restricted stock over the requisite service period of up to four years.  Compensation costs for grants of performance-based restricted stock units (“RSUs”) are recorded in full on the date of grant using a lattice model to estimate fair market value.  During fiscal 2015, 2014 and 2013, compensation expense arising from time-based nonvested restricted stock grants and performance-based RSUs totaled $4.1 million, $4.0 million and $3.4 million, respectively.

A summary of activity related to time-based nonvested restricted stock grants during fiscal year 2015 is as follows:

	Nonvested Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of January 31, 2015	583,928	$14.30
Granted	68,607	25.56
Vested	(285,357)	14.05
Forfeited	(14,591)	14.93
Outstanding as of January 30, 2016	352,587	$16.67

In March 2015, the Company granted 16,823 RSUs to two employees.  The RSUs had performance vesting criteria which were based upon the closing price of the Company’s stock achieving certain thresholds.  The shares vest 25% upon achieving a closing stock price for a 20 consecutive day period of $27.00; $29.25; $31.50; and $33.50, respectively.  The awards expire three years from the date of grant.  On the date of grant, the Company expensed $331,000 which was the estimated fair market value.  None of the thresholds were achieved in 2015.

In March 2014, the Company granted 25,263 RSUs to one employee.  The RSUs had performance vesting criteria which were based upon the closing price of the Company’s stock achieving certain thresholds.  The shares vested 25% upon achieving a closing stock price for a 20 consecutive day period of $19; $21; $23; and $25, respectively.  The award expires three years from the date of grant.  On the date of grant, the Company expensed $331,000 which was the estimated fair market value.  The first three thresholds were achieved in 2014, resulting in the vesting of 18,948 shares, and in 2015, the remaining 6,315 shares vested.

Cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised and vesting of restricted shares (“excess tax benefits”) are classified as financing cash flows. Increase (decrease) in such excess tax benefits was $1.3 million, $0.3 million and ($0.3) million in fiscal 2015, 2014 and 2013, respectively.

Compensation expense associated with stock options is based on an estimate of the fair value of each option award on the date of grant using the Black-Scholes Merton option pricing model.  Expected volatility is based on estimated future volatility of the Company’s common stock price. No compensation expense for stock options was recorded during fiscal 2015, 2014 or 2013 as the last grant vested prior to the beginning of fiscal 2013.

As of January 30, 2016, there remained outstanding 16,700 options, issued under the 2005 Plan.  No options have been issued under the 2012 Plan.  The Board of Directors determined the exercise prices of the option grants.  Option grants generally vested in equal installments over four years from the date of grant for employees and over one to three years for directors and were generally exercisable up to ten years from the date of grant.  The exercise price of stock options may be satisfied through net share settlements.  If not exercised, all options will expire during fiscal year 2016.  A summary of the status of stock options under the Company’s stock option plans and changes during fiscal 2015 is presented in the table below:

	2015
			Weighted Average
		Weighted Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value

Outstanding as of January 31, 2015	25,250	$34.38	1.0	$44,450
Granted	—	—	—	—
Exercised	(5,000)	14.00	0.1	61,012
Net shares settled	—	—	—	—
Forfeited	(3,550)	31.54	1.0	—

Outstanding as of January 30, 2016	16,700	$41.09	0.3	$—

Vested as of January 30, 2016	16,700	$41.09	0.3	$—

Exercisable as of January 30, 2016	16,700	$41.09	0.3	$—

As of January 30, 2016, the range of exercise prices was $38.40 to $44.03.  As of January 31, 2015 and February 1, 2014, the range of exercise prices was $14.00 to $44.03.

Cash received from options exercised totaled $70,000 in fiscal 2015, $28,000 in fiscal 2014 and $54,000 in fiscal 2013.  The intrinsic value of the options exercised in fiscal 2015 and 2014 was $61,000 and $19,000, respectively.

(9)      Commitments and Contingencies

The Company leases its stores under operating leases, which generally have an initial term of five years with renewal options. Future minimum rent payments under operating leases having noncancellable lease terms as of January 30, 2016 are as follows (in thousands):

Fiscal Year:
2016	$39,867
2017	32,013
2018	25,753
2019	19,323
2020	10,266
Thereafter	5,346
Total future minimum lease payments	$132,568

Certain operating leases provide for fixed monthly rents, while others provide for contingent rents computed as a percentage of net sales and others provide for a combination of both fixed monthly rents and contingent rents computed as a percentage of net sales. Rent expense was $47.1 million, $44.4 million and $42.1 million in fiscal 2015, 2014 and 2013 (including $0.5 million, $0.6 million and $0.5 million of contingent rent), respectively.

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

(10)            Valuation and Qualifying Accounts

The following table summarizes the allowances for inventory shrinkage and deferred tax assets (in thousands):

	Allowance for Inventory Shrinkage	Allowance for Deferred Tax Assets
Balance as of February 2, 2013	$2,335	$810
Additions charged to costs and expenses	7,535	359
Deductions	(7,302)	—
Balance as of February 1, 2014	2,568	1,169
Additions charged to costs and expenses	8,365	103
Deductions	(8,287)	—
Balance as of January 31, 2015	2,646	1,272
Additions charged to costs and expenses	7,873	—
Deductions	(7,935)	—
Balance as of January 30, 2016	$2,584	$1,272

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

(11)            Unaudited Quarterly Results of Operations

	Quarter Ended
	Jan. 30	Oct. 31	Aug. 1	May 2	Jan. 31	Nov. 1	Aug. 2	May 3
	2016	2015	2015	2015	2015	2014	2014	2014
	(in thousands, except per share and share amounts)
Statement of Operations Data:
Net sales	$176,063	$158,937	$153,878	$194,913	$181,143	$156,694	$144,987	$188,016

Cost of sales (exclusive of depreciation shown separately below)	(108,526)	(97,565)	(93,179)	(117,509)	(113,567)	(98,542)	(91,540)	(114,767)
Selling, general and administrative expenses	(57,087)	(55,616)	(55,703)	(55,812)	(57,515)	(56,354)	(53,197)	(53,975)
Depreciation	(4,555)	(4,589)	(4,620)	(4,813)	(4,871)	(5,038)	(5,108)	(5,160)
Asset impairment		—	—	—	—	—	(83)	—
Income (loss) from operations	5,895	1,167	376	16,779	5,190	(3,240)	(4,941)	14,114
Interest, net	76	—	12	9	4	(5)	(17)	5

Income (loss) before income taxes	5,971	1,167	388	16,788	5,194	(3,245)	(4,958)	14,119
Income tax (expense) benefit	(2,499)	(553)	(226)	(5,509)	(521)	1,038	2,379	(5,040)
Net income (loss)	$3,472	$614	$162	$11,279	$4,673	$(2,207)	$(2,579)	$9,079

Net income (loss) per common share:
Basic	$0.24	$0.04	$0.01	$0.75	$0.31	$(0.15)	$(0.17)	$0.61
Diluted	$0.24	$0.04	$0.01	$0.74	$0.31	$(0.15)	$(0.17)	$0.61
Weighted average shares used to compute net income (loss) per common share:
Basic	14,651,403	15,056,014	15,182,838	15,095,729	14,989,043	14,981,559	14,972,186	14,900,893
Diluted	14,722,551	15,114,572	15,203,692	15,181,337	15,128,210	14,981,559	14,972,186	14,901,530

Net income (loss) per share is computed independently for each period presented. As a result, the total of net income (loss) per share for the four quarters may not equal the annual amount.