Form 10-Q
period 2016-04-30
Citi Trends Inc
filed 2016-05-31
CIK 1318484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

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

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 16, 2016
Common Stock, $.01 par value	14,905,489 shares

CITI TRENDS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Citi Trends, Inc.

Condensed Consolidated Balance Sheets

April 30, 2016 and January 30, 2016

(Unaudited)

(in thousands, except share data)

	April 30,	January 30,
	2016	2016
Assets
Current assets:
Cash and cash equivalents	$53,032	$39,116
Short-term investment securities	40,215	32,671
Inventory	123,330	137,020
Prepaid and other current assets	13,536	12,201
Income tax receivable	—	1,285
Total current assets	230,113	222,293
Property and equipment, net	49,816	50,632
Long-term investment securities	24,327	30,890
Deferred tax asset	8,520	9,988
Other assets	703	705
Total assets	$313,479	$314,508

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$60,128	$67,419
Accrued expenses	13,260	14,603
Accrued compensation	11,056	13,097
Income tax payable	1,231	—
Dividends payable	—	42
Layaway deposits	1,297	497
Total current liabilities	86,972	95,658
Other long-term liabilities	6,661	6,616
Total liabilities	93,633	102,274

Stockholders’ equity:
Common stock, $0.01 par value. Authorized 32,000,000 shares; 15,733,537 shares issued as of April 30, 2016 and 15,707,859 shares issued as of January 30, 2016; 14,900,349 shares outstanding as of April 30, 2016 and 14,874,671 shares outstanding as of January 30, 2016	155	154
Paid in capital	88,243	88,540
Retained earnings	146,633	138,725
Treasury stock, at cost; 833,188 shares held as of April 30, 2016 and January 30, 2016	(15,185)	(15,185)
Total stockholders’ equity	219,846	212,234

Commitments and contingencies (note 10)
Total liabilities and stockholders’ equity	$313,479	$314,508

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Income

Thirteen Weeks Ended April 30, 2016 and May 2, 2015

(Unaudited)

(in thousands, except per share data)

	Thirteen Weeks Ended
	April 30,	May 2,
	2016	2015
Net sales	$193,672	$194,913

Cost of sales (exclusive of depreciation shown separately below)	(117,809)	(117,509)
Selling, general and administrative expenses	(58,331)	(55,812)
Depreciation	(4,444)	(4,813)
Asset impairment	(221)	—
Income from operations	12,867	16,779
Interest income	127	56
Interest expense	(40)	(47)
Income before income tax expense	12,954	16,788
Income tax expense	(4,217)	(5,509)
Net income	$8,737	$11,279

Basic net income per common share	$0.60	$0.75
Diluted net income per common share	$0.60	$0.74

Weighted average number of shares outstanding
Basic	14,594	15,096
Diluted	14,603	15,181

Cash dividends declared per share	$0.06	$—

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Cash Flows

Thirteen Weeks Ended April 30, 2016 and May 2, 2015

(Unaudited)

(in thousands)

	Thirteen Weeks Ended
	April 30,	May 2,
	2016	2015
Operating activities:
Net income	$8,737	$11,279
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,444	4,813
Asset impairment	221	—
Loss on disposal of property and equipment	39	24
Deferred income taxes	1,468	1,426
Noncash stock-based compensation expense	1,040	1,363
Excess tax benefits from stock-based payment arrangements	(192)	(1,293)
Changes in assets and liabilities:
Inventory	13,690	14,905
Prepaid and other current assets	(1,335)	513
Other assets	2	9
Accounts payable	(7,437)	(15,304)
Accrued expenses and other long-term liabilities	(1,579)	524
Accrued compensation	(2,041)	(4,447)
Income tax receivable/payable	2,708	4,386
Layaway deposits	800	817
Net cash provided by operating activities	20,565	19,015
Investing activities:
Sales/redemptions of investment securities	7,209	3,509
Purchases of investment securities	(8,190)	(7,247)
Purchases of property and equipment	(3,461)	(1,866)
Net cash used in investing activities	(4,442)	(5,604)
Financing activities:
Excess tax benefits from stock-based payment arrangements	192	1,293
Proceeds from the exercise of stock options	—	70
Cash used to settle withholding taxes on the vesting of nonvested restricted stock	(1,528)	(2,480)
Dividends paid to stockholders	(871)	—
Net cash used in financing activities	(2,207)	(1,117)
Net increase in cash and cash equivalents	13,916	12,294
Cash and cash equivalents:
Beginning of period	39,116	74,514
End of period	$53,032	$86,808

Supplemental disclosures of cash flow information:
Cash paid for interest	$31	$31
Cash payments (refunds) of income taxes	$41	$(303)
Supplemental disclosures of noncash investing activities:
Accrual for purchases of property and equipment	$427	$313

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

April 30, 2016

1. Basis of Presentation

Citi Trends, Inc. and its subsidiary (the “Company”) operate as an off-price retailer of urban fashion apparel and accessories for the entire family.  As of April 30, 2016, the Company operated 526 stores in 31 states.

The condensed consolidated balance sheet as of April 30, 2016 and the condensed consolidated statements of income and cash flows for the thirteen week periods ended April 30, 2016 and May 2, 2015 have been prepared by the Company without audit. The condensed consolidated balance sheet as of January 30, 2016 has been derived from the audited financial statements as of that date, but does not include all required year-end disclosures.  In the opinion of management, such statements include all adjustments considered necessary to present fairly the Company’s financial position as of April 30, 2016 and January 30, 2016, and its results of operations and cash flows for all periods presented.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended January 30, 2016.

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all information and footnotes required by U.S. GAAP for complete financial statements.  Operating results for the thirteen weeks ended April 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending January 28, 2017.

The following contains references to fiscal years 2016 and 2015, which represent fiscal years ending or ended on January 28, 2017 and January 30, 2016, respectively.  Fiscal 2016 and fiscal 2015 both have 52-week accounting periods.

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

The dilutive effect of stock-based compensation arrangements is accounted for using the treasury stock method.  This method assumes that the proceeds the Company receives from the exercise of stock options are used to repurchase common shares in the market.  The Company includes as assumed proceeds the amount of compensation cost attributed to future services and not yet recognized, and the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of outstanding options and vesting of nonvested restricted stock.  For the thirteen weeks ended April 30, 2016 and May 2, 2015, there were 10,000 and 20,000 stock options, respectively, and 291,000 and 387,000 shares of nonvested restricted stock, respectively, excluded from the calculation of diluted earnings per share because of antidilution.

The following table provides a reconciliation of the average number of common shares outstanding used to calculate basic earnings per share to the number of common shares and common stock equivalents outstanding used in calculating diluted earnings per share for the thirteen week periods ended April 30, 2016 and May 2, 2015:

	Thirteen Weeks Ended
	April 30, 2016	May 2, 2015
Average number of common shares outstanding	14,594,180	15,095,729
Incremental shares from assumed exercises of stock options	—	771
Incremental shares from assumed vesting of nonvested restricted stock	9,197	84,837
Average number of common shares and common stock equivalents outstanding	14,603,377	15,181,337

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

As of April 30, 2016, the Company’s investment securities are classified as held-to-maturity since the Company has the intent and ability to hold the investments to maturity.  Such securities are carried at amortized cost plus accrued interest and consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
Short-term:
Obligations of the U.S. Treasury (Level 1)	$12,502	$5	$—	$12,507
Obligations of states and municipalities (Level 2)	9,070	2	(1)	9,071
Bank certificates of deposit (Level 2)	18,643	—	—	18,643
	$40,215	$7	$(1)	$40,221
Long-term:
Obligations of the U. S. Treasury (Level 1)	$15,007	$50	$—	$15,057
Obligations of states and municipalities (Level 2)	62	—	—	62
Bank certificates of deposit (Level 2)	9,258	—	—	9,258
	$24,327	$50	$—	$24,377

The amortized cost and fair market value of investment securities as of April 30, 2016 by contractual maturity are as follows (in thousands):

		Fair
	Amortized	Market
	Cost	Value
Mature in one year or less	$40,215	$40,221
Mature after one year through five years	24,327	24,377
	$64,542	$64,598

As of January 30, 2016, the Company’s investment securities were classified as held-to-maturity and consisted of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
Short-term:
Obligations of the U. S. Treasury (Level 1)	$8,763	$3	$(1)	$8,765
Obligations of states and municipalities (Level 2)	2,930	2	—	2,932
Bank certificates of deposit (Level 2)	20,978	—	—	20,978
	$32,671	$5	$(1)	$32,675
Long-term:
Obligations of the U. S. Treasury (Level 1)	$20,002	$33	$(7)	$20,028
Bank certificates of deposit (Level 2)	10,888	—	—	10,888
	$30,890	$33	$(7)	$30,916

The amortized cost and fair market value of investment securities as of January 30, 2016 by contractual maturity were as follows (in thousands):

		Fair
	Amortized	Market
	Cost	Value
Mature in one year or less	$32,671	$32,675
Mature after one year through five years	30,890	30,916
	$63,561	$63,591

There were no changes among the levels in the thirteen weeks ended April 30, 2016.

Fair market values of Level 2 investments are determined by management with the assistance of a third party pricing service.  Because quoted prices in active markets for identical assets are not available, these prices are determined by the third party pricing service using observable market information such as quotes from less active markets and quoted prices of similar securities.

6. Impairment of Long-Lived Assets

If facts and circumstances indicate that a long-lived asset may be impaired, the carrying value is reviewed. If this review indicates that the carrying value of the asset will not be recovered as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value.  Non-cash impairment expense related to leasehold improvements and fixtures and equipment at an underperforming store totaled $0.2 million in the thirteen week period ended April 30, 2016.  There was no impairment expense in the thirteen week period ended May 2, 2015.

7. Revolving Line of Credit

On October 27, 2011, the Company entered into a five-year, $50 million credit facility with Bank of America.  The facility was amended on August 18, 2015, extending the maturity date to August 18, 2020.  The amended facility provides a $50 million credit commitment and a $25 million uncommitted “accordion” feature that under certain circumstances could allow the Company to increase the size of the facility to $75 million.  Borrowings, if any, under the facility bear interest (a) for LIBOR Rate Loans, at LIBOR plus either 1.25% or 1.5%, or (b) for Base Rate Loans, at a rate equal to the highest of (i) the prime rate plus either 0.25% or 0.5%, (ii) the Federal Funds Rate plus either 0.75% or 1.0%, or (iii) LIBOR plus either 1.25% or 1.5%, based in any such case on the average daily availability for borrowings under the facility.  The facility is secured by the Company’s inventory, accounts receivable and related assets, but not its real estate, fixtures and equipment, and it contains one financial covenant, a fixed charge coverage ratio, which is applicable and tested only in certain circumstances. The facility has an unused commitment fee of 0.25% and permits the payment of cash dividends subject to certain limitations, including a requirement that there were no borrowings outstanding in the 30 days prior to the dividend payment and no borrowings are expected in the 30 days subsequent to the payment. The Company has had no borrowings under the credit facility.

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

ASC 740-270, Income Taxes – Interim Reporting, requires companies to calculate income taxes by applying their estimated full-year tax rate in each interim period unless the estimated full-year tax rate is not reliably predictable.  For the thirteen weeks ended April 30, 2016 and May 2, 2015, the Company utilized this annual effective tax rate method to calculate income taxes.

9. Other Long-Term Liabilities

The components of other long-term liabilities as of April 30, 2016 and January 30, 2016 are as follows (in thousands):

	April 30,	January 30,
	2016	2016
Deferred rent	$1,435	$1,204
Tenant improvement allowances	3,267	3,321
Other	1,959	2,091
	$6,661	$6,616

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

11. Cash Dividends

On February 9, 2016, the Company’s Board of Directors declared a dividend of $0.06 per common share, which was paid on March 15, 2016 to stockholders of record as of March 1, 2016.  On May 17, 2016, the Company’s Board of Directors declared a dividend of $0.06 per common share payable on June 14, 2016 to stockholders of record as of May 31, 2016.  Any determination to declare and pay cash dividends for future quarters will be made by the Board of Directors.

12. Recent Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”).  New guidance under ASU 2015-17 requires companies to classify deferred tax assets and liabilities on their balance sheets as noncurrent.  Existing accounting guidance requires companies to classify deferred tax assets and liabilities as current or noncurrent based on the classification of the underlying asset or liability.  The new standard is effective for financial statements issued for fiscal years beginning after December 15, 2016. ASU 2015-17 may be applied either prospectively or retrospectively, with early adoption permitted.  The Company early adopted ASU 2015-17 retrospectively as of April 30, 2016.  As a result, $4.8 million of our deferred tax assets previously presented in current assets on January 30, 2016 have been reclassified to noncurrent deferred tax assets in the condensed consolidated balance sheet as of that date.  Adoption of this standard did not impact results of operations, retained earnings, or cash flows in the current or previous reporting periods.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016–02”) which replaces the existing guidance in ASC 840, Leases. The new standard establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations.  The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and requires retrospective application. The Company will adopt ASU 2016-02 in fiscal 2019 and is currently evaluating the impact to its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation: Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The new guidance will change how companies account for certain aspects of share-based payments to employees. Under existing accounting guidance, tax benefits and certain tax deficiencies arising from the vesting of share-based payments are recorded in additional paid-in-capital. The new guidance will require such benefits or deficiencies to be recognized as income tax benefits or expenses in the statement of operations.  Companies are required to apply the new guidance prospectively. The new standard is effective for fiscal years beginning after December 15, 2016, and the Company is currently evaluating the impact that ASU 2016-09 will have on its consolidated financial statements.

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

The factors that may result in actual results differing from such forward-looking information include, but are not limited to: transportation and distribution delays or interruptions; changes in freight rates; the Company’s ability to negotiate effectively the cost and purchase of merchandise; inventory risks due to shifts in market demand; the Company’s ability to gauge fashion trends and changing consumer preferences; changes in consumer spending on apparel; changes in product mix; interruptions in suppliers’ businesses; a deterioration in general economic conditions caused by acts of war or terrorism or other factors; temporary changes in demand due to weather patterns; seasonality of the Company’s business; delays associated with building, opening and operating new stores; delays associated with building, opening or expanding new or existing distribution centers; and other factors described in the section titled “Item 1A. Risk Factors” and elsewhere in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2016 and in Part II, “Item 1A. Risk Factors” and elsewhere in the Company’s Quarterly Reports on Form 10-Q and any amendments thereto and in the other documents the Company files with the SEC, including reports on Form 8-K.

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

Overview

We are an off-price retailer of urban fashion apparel and accessories for the entire family. Our merchandise offerings are designed to appeal to the fashion preferences of value-conscious consumers, particularly African-Americans. We operated 526 stores in both urban and rural markets in 31 states as of April 30, 2016.

We measure performance using key operating statistics. One of the main performance measures we use is comparable store sales growth. We define a comparable store as a store that has been opened for an entire fiscal year. Therefore, a store will not be considered a comparable store until its 13th month of operation at the earliest or until its 24th month at the latest. As an example, stores opened in fiscal 2015 and fiscal 2016 are not considered comparable stores in fiscal 2016. Relocated and expanded stores are included in the comparable store sales results. We also use other operating statistics, most notably average sales per store, to measure our performance. As we typically occupy existing space in established shopping centers rather than sites built specifically for our stores, store square footage (and therefore sales per square foot) varies by store. We focus on overall store sales volume as the critical driver of profitability.

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

Provided below is a reconciliation of net income to EBITDA and to Adjusted EBITDA for the thirteen week periods ended April 30, 2016 and May 2, 2015 (in thousands):

	Thirteen Weeks Ended
	April 30, 2016	May 2, 2015

Net income	$8,737	$11,279

Plus:
Interest expense	40	47
Income tax expense	4,217	5,509
Depreciation	4,444	4,813

Less:
Interest income	(127)	(56)
EBITDA	17,311	21,592

Asset impairment	221	—

Adjusted EBITDA	$17,532	$21,592

Accounting Periods

The following discussion contains references to fiscal years 2016 and 2015, which represent fiscal years ending or ended on January 28, 2017 and January 30, 2016, respectively.  Fiscal 2016 and fiscal 2015 both have 52-week accounting periods.  This discussion and analysis should be read with the unaudited condensed consolidated financial statements and the notes thereto.

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

Thirteen Weeks Ended April 30, 2016 and May 2, 2015

Net Sales.  Net sales decreased $1.2 million, or 0.6%, to $193.7 million in the thirteen weeks ended April 30, 2016 from $194.9 million in the thirteen weeks ended May 2, 2015.  The decrease in sales was due to a 2.7% decrease in comparable store sales and the impact of closing three stores in fiscal 2015, partially offset by the opening of 14 new stores since last year’s first quarter.  The decrease in comparable store sales was reflected in an average unit sale that declined by almost 3%  and a decrease of 2% in the number of customer transactions, partially offset by an increase in the average number of items per transaction of more than 2%.  Comparable store sales changes by major merchandise class were as follows in the first quarter of 2016:  Ladies’ -9%; Children’s -8%; Men’s -2%; Accessories +4%; and Home +22%.

The 2.7% comparable store sales decrease totaled $5.3 million, while store opening and closing activity resulted in a net increase of $4.1 million.

Cost of sales (exclusive of depreciation).  Cost of sales (exclusive of depreciation) increased $0.3 million, or 0.3%, to $117.8 million in the first quarter of 2016 from $117.5 million in last year’s first quarter.  Cost of sales as a percentage of sales increased to 60.8% in the first quarter of 2016 from 60.3% in last year’s first quarter, due primarily to a need for more merchandise markdowns in this year’s first quarter as a result of the challenging sales environment.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $2.5 million, or 4.5%, to $58.3 million in the first quarter of 2016 from $55.8 million in last year’s first quarter due to the opening of 14 new stores since last year’s first quarter,  together with normal inflationary pressure on expenses such as payroll, rent, and employee medical claims.  As a percentage of sales, selling, general and administrative expenses increased to 30.1% in the first quarter of fiscal 2016 from 28.6% in the first quarter of 2015, due to the deleveraging effect associated with the decline in sales discussed above.

Depreciation.  Depreciation expense decreased $0.4 million, or 7.7%, to $4.4 million in the first quarter of 2016 from $4.8 million in the first quarter of 2015, due to the slowing of our store opening pace in relation to previous years.

Asset Impairment.  Impairment charges for property and equipment at underperforming stores totaled $0.2 million in the first quarter of 2016 while there were no impairment charges recorded in the first quarter of 2015.

Income Tax Expense.  Income tax expense decreased $1.3 million, or 23.5%, to $4.2 million in this year’s first quarter from $5.5 million in the first quarter of 2015 due to a decrease in pretax income, along with a slight decrease in the effective income tax rate to 32.6% from 32.8%.

Net Income.  Net income decreased 22.5% to $8.7 million in the first quarter of 2016 from $11.3 million in the first quarter of 2015 due to the factors discussed above.

Liquidity and Capital Resources

Our cash requirements are primarily for working capital, opening of new stores, remodeling of our existing stores and the improvement of our distribution infrastructure and information systems.  In recent years, we have met these cash requirements using cash flow from operations and short-term trade credit.  We expect to be able to meet future cash requirements with cash flow from operations, short-term trade credit, existing balances of cash and investment securities and, if necessary, borrowings under our revolving credit facility.

Current Financial Condition. As of April 30, 2016, we had total cash and cash equivalents of $53.0 million compared to $39.1 million as of January 30, 2016.  Additionally, we had $40.2 million and $24.3 million of short-term and long-term investment securities, respectively, as of April 30, 2016, compared with $32.7 million and $30.9 million, respectively, as of January 30, 2016.  These securities are comprised of bank certificates of deposit and obligations of the U.S. Treasury, states and municipalities. Inventory represented 39.3% of our total assets as of April 30, 2016, compared to 43.6% as of January 30, 2016.  Management’s ability to manage our inventory can have a significant impact on our cash flows from operations during a given interim period or fiscal year. In addition, inventory purchases can be seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise.

Cash Flows From Operating Activities. Net cash provided by operating activities was $20.6 million in the thirteen weeks ended April 30, 2016 compared to $19.0 million in the same period of 2015.  Sources of cash provided during the first quarter of 2016 included net income adjusted for noncash expenses such as depreciation, asset impairment, loss on disposal of property and equipment, deferred income taxes and stock-based compensation expense, totaling $15.9 million (compared to $18.9 million in the first quarter of fiscal 2015).  Other significant sources of cash in the first quarter of 2016 were (1) a $13.7 million decrease in inventory (compared to a $14.9 million decrease in the first quarter of fiscal 2015) due to apparel retail seasonality which typically results in having more inventory at the beginning of the spring selling season than at the end, and (2) a $2.7 million change in the income tax receivable/payable (compared to a $4.4 million change in the first quarter of fiscal 2015) due to income tax expense being accrued on first quarter pretax income while no estimated tax payments were due during the quarter.  Significant uses of cash from operating activities were (1) a $7.4 million decrease in accounts payable (compared to a $15.3 million decrease in the first quarter of fiscal 2015) due to the decline in inventory discussed above, and (2) a $2.0 million decrease in accrued compensation (compared to a $4.4 million decrease in the first quarter of fiscal 2015) due to payment in the first quarter of 2015 of incentive compensation accrued in fiscal 2015.

Cash Flows From Investing Activities. Cash used in investing activities was $4.4 million in the first quarter of 2016 and $5.6 million in the first quarter of fiscal 2015.  Cash used for purchases of property and equipment totaled $3.5 million and $1.9 million in the first quarter of 2016 and 2015, respectively.  Purchases of investment securities, net of sales/redemptions, used cash of $0.9 million and $3.7 million in the first quarter of 2016 and 2015, respectively.

Cash Flows From Financing Activities. Cash used in financing activities were $2.2 million and $1.1 million in the first quarter of 2016 and 2015, respectively, with the increase due primarily to the initiation of a quarterly cash dividend.

Cash Requirements

Our principal sources of liquidity consist of: (i) cash and cash equivalents (which equaled $53.0 million as of April 30, 2016); (ii) short-term and long-term investment securities (which equaled $40.2 million and $24.3 million, respectively, as of April 30, 2016); (iii) short-term trade credit; (iv) cash generated from operations on an ongoing basis as we sell our merchandise inventory; and (v) a $50 million revolving credit facility (under which we have no borrowings outstanding). Trade credit represents a significant source of financing for inventory purchases and arises from customary payment terms and trade practices with our vendors.  Historically, our principal liquidity requirements have been for working capital and capital expenditure needs.

We believe that our existing sources of liquidity will be sufficient to fund our operations and anticipated capital expenditures for at least the next 12 months.

Recent Accounting Pronouncements

See discussion of Recent Accounting Pronouncements in Note 12 to the condensed consolidated financial statements included in Part I, Item 1 of this report.

Critical Accounting Policies

The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. There have been no material changes to the Critical Accounting Policies outlined in the Company’s Annual Report on Form 10-K for the year ended January 30, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risk during the thirteen weeks ended April 30, 2016 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended January 30, 2016.

Item 4. Controls and Procedures.

We have carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2016 pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer each concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information has been accumulated and communicated to our management, including the officers who certify our financial reports, as appropriate, to allow timely decisions regarding the required disclosures.

Our disclosure controls and procedures are designed to provide reasonable assurance that the controls and procedures will meet their objectives. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended April 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the Risk Factors described under the section “ITEM 1A. RISK FACTORS” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

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

101

The following financial information from Citi Trends, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of April 30, 2016 and January 30, 2016, (ii) the Condensed Consolidated Statements of Income for the thirteen week periods ended April 30, 2016 and May 2, 2015, (iii) the Condensed Consolidated Statements of Cash Flows for the thirteen week periods ended April 30, 2016 and May 2, 2015, and (iv) Notes to the Condensed Consolidated Financial Statements.*

*      Included herewith.

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

Date: May 31, 2016

	By:	/s/ Bruce D. Smith
	Name:	Bruce D. Smith
	Title:	Chief Operating Officer and Chief Financial Officer