Form 10-Q
period 2016-07-30
Citi Trends Inc
filed 2016-08-29
CIK 1318484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2016

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

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 15, 2016
Common Stock, $.01 par value	14,894,960 shares

CITI TRENDS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Citi Trends, Inc.

Condensed Consolidated Balance Sheets

July 30, 2016 and January 30, 2016

(Unaudited)

(in thousands, except share data)

	July 30,	January 30,
	2016	2016
Assets
Current assets:
Cash and cash equivalents	$39,606	$39,116
Short-term investment securities	37,345	32,671
Inventory	132,093	137,020
Prepaid and other current assets	14,943	12,201
Income tax receivable	2,091	1,285
Total current assets	226,078	222,293
Property and equipment, net of accumulated depreciation of $207,494 and $199,284 as of July 30, 2016 and January 30, 2016, respectively	52,935	50,632
Long-term investment securities	24,616	30,890
Deferred tax asset	9,079	9,988
Other assets	731	705
Total assets	$313,439	$314,508

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$61,982	$67,419
Accrued expenses	14,622	14,603
Accrued compensation	8,204	13,097
Dividends payable	—	42
Layaway deposits	1,742	497
Total current liabilities	86,550	95,658
Other long-term liabilities	7,413	6,616
Total liabilities	93,963	102,274

Stockholders’ equity:
Common stock, $0.01 par value. Authorized 32,000,000 shares; 15,728,187 shares issued as of July 30, 2016 and 15,707,859 shares issued as of January 30, 2016; 14,894,999 shares outstanding as of July 30, 2016 and 14,874,671 shares outstanding as of January 30, 2016	155	154
Paid in capital	88,873	88,540
Retained earnings	145,633	138,725
Treasury stock, at cost; 833,188 shares held as of July 30, 2016 and January 30, 2016	(15,185)	(15,185)
Total stockholders’ equity	219,476	212,234

Commitments and contingencies (note 10)
Total liabilities and stockholders’ equity	$313,439	$314,508

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Operations

Twenty-Six Weeks Ended July 30, 2016 and August 1, 2015

(Unaudited)

(in thousands, except per share data)

	Twenty-Six Weeks Ended
	July 30,	August 1,
	2016	2015
Net sales	$348,948	$348,791

Cost of sales (exclusive of depreciation shown separately below)	(212,959)	(210,688)
Selling, general and administrative expenses	(114,436)	(111,515)
Depreciation	(8,738)	(9,433)
Asset impairment	(221)	—
Income from operations	12,594	17,155
Interest income	262	115
Interest expense	(81)	(94)
Income before income taxes	12,775	17,176
Income tax expense	(4,158)	(5,735)
Net income	$8,617	$11,441

Basic net income per common share	$0.59	$0.76
Diluted net income per common share	$0.59	$0.75

Weighted average number of shares outstanding
Basic	14,635	15,139
Diluted	14,640	15,193

Cash dividends declared per share	$0.06	$—

Citi Trends, Inc.

Condensed Consolidated Statements of Operations

Thirteen Weeks Ended July 30, 2016 and August 1, 2015

(Unaudited)

(in thousands, except per share data)

	Thirteen Weeks Ended
	July 30,	August 1,
	2016	2015
Net sales	$155,276	$153,878

Cost of sales (exclusive of depreciation shown separately below)	(95,150)	(93,179)
Selling, general and administrative expenses	(56,105)	(55,703)
Depreciation	(4,294)	(4,620)
(Loss) income from operations	(273)	376
Interest income	135	59
Interest expense	(41)	(47)
(Loss) income before income taxes	(179)	388
Income tax benefit (expense)	59	(226)
Net (loss) income	$(120)	$162

Basic net (loss) income per common share	$(0.01)	$0.01
Diluted net (loss) income per common share	$(0.01)	$0.01

Weighted average number of shares outstanding
Basic	14,676	15,183
Diluted	14,676	15,204

Cash dividends declared per share	$0.06	$—

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Cash Flows

Twenty-Six Weeks Ended July 30, 2016 and August 1, 2015

(Unaudited)

(in thousands)

	Twenty-Six Weeks Ended
	July 30,	August 1,
	2016	2015
Operating activities:
Net income	$8,617	$11,441
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,738	9,433
Asset impairment	221	—
Loss on disposal of property and equipment	104	24
Deferred income taxes	909	74
Noncash stock-based compensation expense	1,687	2,248
Excess tax benefits from stock-based payment arrangements	(182)	(1,323)
Changes in assets and liabilities:
Inventory	4,927	4,711
Prepaid and other current assets	(2,742)	(286)
Other assets	(26)	11
Accounts payable	(5,437)	(12,903)
Accrued expenses and other long-term liabilities	(561)	524
Accrued compensation	(4,893)	(4,973)
Income tax receivable/payable	(624)	2,606
Layaway deposits	1,245	1,233
Net cash provided by operating activities	11,983	12,820
Investing activities:
Sales/redemptions of investment securities	18,392	12,429
Purchases of investment securities	(16,792)	(35,422)
Purchases of property and equipment	(9,989)	(8,843)
Net cash used in investing activities	(8,389)	(31,836)
Financing activities:
Excess tax benefits from stock-based payment arrangements	182	1,323
Proceeds from the exercise of stock options	—	70
Cash used to settle withholding taxes on the vesting of nonvested restricted stock	(1,535)	(2,511)
Dividends paid to stockholders	(1,751)	—
Net cash used in financing activities	(3,104)	(1,118)
Net increase (decrease) in cash and cash equivalents	490	(20,134)
Cash and cash equivalents:
Beginning of period	39,116	74,514
End of period	$39,606	$54,380

Supplemental disclosures of cash flow information:
Cash paid for interest	$63	$63
Cash payments of income taxes	$3,873	$3,055
Supplemental disclosures of noncash investing activities:
Accrual for purchases of property and equipment	$1,377	$914

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

July 30, 2016

1. Basis of Presentation

Citi Trends, Inc. and its subsidiary (the “Company”) operate as an off-price retailer of urban fashion apparel and accessories for the entire family.  As of July 30, 2016, the Company operated 530 stores in 31 states.

The condensed consolidated balance sheet as of July 30, 2016, the condensed consolidated statements of operations for the twenty-six and thirteen week periods ended July 30, 2016 and August 1, 2015, and the condensed consolidated statements of cash flows for the twenty-six week periods ended July 30, 2016 and August 1, 2015 have been prepared by the Company and are unaudited. The condensed consolidated balance sheet as of January 30, 2016 has been derived from the audited financial statements as of that date, but does not include all required year-end disclosures.  In the opinion of management, such statements include all adjustments considered necessary to present fairly the Company’s financial position as of July 30, 2016 and January 30, 2016, and its results of operations and cash flows for all periods presented.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended January 30, 2016.

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all information and footnotes required by U.S. GAAP for complete financial statements.  Operating results for the twenty-six weeks ended July 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending January 28, 2017.

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

The dilutive effect of stock-based compensation arrangements is accounted for using the treasury stock method.  This method assumes that the proceeds the Company receives from the exercise of stock options are used to repurchase common shares in the market.  The Company includes as assumed proceeds the amount of compensation cost attributed to future services and not yet recognized, and the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of outstanding options and vesting of nonvested restricted stock.  For the twenty-six weeks ended July 30, 2016 and August 1, 2015, there were 7,000 and 20,000 stock options, respectively, and 259,000 and 368,000 shares of nonvested restricted stock, respectively, excluded from the calculation of diluted earnings per share because of antidilution.  For the thirteen weeks ended July 30, 2016 and August 1, 2015, there were 3,000 and 20,000 stock options, respectively, and 227,000 and 349,000 shares of nonvested restricted stock, respectively, excluded from the calculation of diluted earnings per share because of antidilution.

The following table provides a reconciliation of the average number of common shares outstanding used to calculate basic earnings per share to the number of common shares and common stock equivalents outstanding used in calculating diluted earnings per share for the twenty-six and thirteen week periods ended July 30, 2016 and August 1, 2015:

	Twenty-Six Weeks Ended
	July 30, 2016	August 1, 2015
Average number of common shares outstanding	14,634,946	15,139,283
Incremental shares from assumed exercises of stock options	—	385
Incremental shares from assumed vesting of nonvested restricted stock	4,599	52,847
Average number of common shares and common stock equivalents outstanding	14,639,545	15,192,515

	Thirteen Weeks Ended
	July 30, 2016	August 1, 2015
Average number of common shares outstanding	14,675,712	15,182,838
Incremental shares from assumed exercises of stock options	—	—
Incremental shares from assumed vesting of nonvested restricted stock	—	20,854
Average number of common shares and common stock equivalents outstanding	14,675,712	15,203,692

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

As of July 30, 2016, the Company’s investment securities are classified as held-to-maturity since the Company has the intent and ability to hold the investments to maturity.  Such securities are carried at amortized cost plus accrued interest and consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
Short-term:
Obligations of the U.S. Treasury (Level 1)	$11,247	$4	$—	$11,251
Obligations of states and municipalities (Level 2)	11,850	3	—	11,853
Bank certificates of deposit (Level 2)	14,248	—	—	14,248
	$37,345	$7	$—	$37,352
Long-term:
Obligations of the U. S. Treasury (Level 1)	$15,008	$72	$—	$15,080
Bank certificates of deposit (Level 2)	9,608	—	—	9,608
	$24,616	$72	$—	$24,688

The amortized cost and fair market value of investment securities as of July 30, 2016 by contractual maturity are as follows (in thousands):

		Fair
	Amortized	Market
	Cost	Value
Mature in one year or less	$37,345	$37,352
Mature after one year through five years	24,616	24,688
	$61,961	$62,040

As of January 30, 2016, the Company’s investment securities were classified as held-to-maturity and consisted of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
Short-term:
Obligations of the U. S. Treasury (Level 1)	$8,763	$3	$(1)	$8,765
Obligations of states and municipalities (Level 2)	2,930	2	—	2,932
Bank certificates of deposit (Level 2)	20,978	—	—	20,978
	$32,671	$5	$(1)	$32,675
Long-term:
Obligations of the U. S. Treasury (Level 1)	$20,002	$33	$(7)	$20,028
Bank certificates of deposit (Level 2)	10,888	—	—	10,888
	$30,890	$33	$(7)	$30,916

The amortized cost and fair market value of investment securities as of January 30, 2016 by contractual maturity were as follows (in thousands):

		Fair
	Amortized	Market
	Cost	Value
Mature in one year or less	$32,671	$32,675
Mature after one year through five years	30,890	30,916
	$63,561	$63,591

There were no changes among the levels in the twenty-six weeks ended July 30, 2016.

Fair market values of Level 2 investments are determined by management with the assistance of a third party pricing service.  Because quoted prices in active markets for identical assets are not available, these prices are determined by the third party pricing service using observable market information such as quotes from less active markets and quoted prices of similar securities.

6. Impairment of Long-Lived Assets

If facts and circumstances indicate that a long-lived asset may be impaired, the carrying value is reviewed. If this review indicates that the carrying value of the asset will not be recovered as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value.  Non-cash impairment expense related to leasehold improvements and fixtures and equipment at an underperforming store totaled $0.2 million in the twenty-six week period ended July 30, 2016.  There was no impairment expense in the twenty-six week period ended August 1, 2015.

7. Revolving Line of Credit

On October 27, 2011, the Company entered into a five-year, $50 million credit facility with Bank of America.  The facility was amended on August 18, 2015, extending the maturity date to August 18, 2020.  The amended facility provides a $50 million credit commitment and a $25 million uncommitted “accordion” feature that under certain circumstances could allow the Company to increase the size of the facility to $75 million.  Borrowings, if any, under the facility bear interest (a) for LIBOR Rate Loans, at LIBOR plus either 1.25% or 1.5%, or (b) for Base Rate Loans, at a rate equal to the highest of (i) the prime rate plus either 0.25% or 0.50%, (ii) the Federal Funds Rate plus either 0.75% or 1.0%, or (iii) LIBOR plus either 1.25% or 1.5%, based in any such case on the average daily availability for borrowings under the facility.  The facility is secured by the Company’s inventory, accounts receivable and related assets, but not its real estate, fixtures and equipment, and it contains one financial covenant, a fixed charge coverage ratio, which is applicable and tested only in certain circumstances. The facility has an unused commitment fee of 0.25% and permits the payment of cash dividends subject to certain limitations, including a requirement that there were no borrowings outstanding in the 30 days prior to the dividend payment and no borrowings are expected in the 30 days subsequent to the payment. The Company has had no borrowings under the credit facility.

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

ASC 740-270, Income Taxes – Interim Reporting, requires companies to calculate income taxes by applying their estimated full-year tax rate in each interim period unless the estimated full-year tax rate is not reliably predictable.  For the twenty-six weeks ended July 30, 2016 and August 1, 2015, the Company utilized this annual effective tax rate method to calculate income taxes.

9. Other Long-Term Liabilities

The components of other long-term liabilities as of July 30, 2016 and January 30, 2016 are as follows (in thousands):

	July 30,	January 30,
	2016	2016
Deferred rent	$1,497	$1,204
Tenant improvement allowances	3,519	3,321
Other	2,397	2,091
	$7,413	$6,616

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

11. Cash Dividends

On February 9, 2016, the Company’s Board of Directors declared a dividend of $0.06 per common share, which was paid on March 15, 2016 to stockholders of record as of March 1, 2016.  On May 17, 2016, the Company’s Board of Directors declared a dividend of $0.06 per common share, which was paid on June 14, 2016 to stockholders of record as of May 31, 2016.  On August 16, 2016, the Company’s Board of Directors declared a dividend of $0.06 per common share payable September 13, 2016 to stockholders of record as of August 30, 2016.  Any determination to declare and pay cash dividends for future quarters will be made by the Board of Directors.

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

Overview

We are an off-price retailer of urban fashion apparel and accessories for the entire family. Our merchandise offerings are designed to appeal to the fashion preferences of value-conscious consumers, particularly African-Americans. We operated 530 stores in both urban and rural markets in 31 states as of July 30, 2016.

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

Provided below is a reconciliation of net income (loss) to EBITDA and to Adjusted EBITDA for the twenty-six and thirteen week periods ended July 30, 2016 and August 1, 2015 (in thousands):

	Twenty-Six Weeks Ended		Thirteen Weeks Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015

Net income (loss)	$8,617	$11,441	$(120)	$162

Plus:
Interest expense	81	94	41	47
Income tax expense	4,158	5,735	—	226
Depreciation	8,738	9,433	4,294	4,620

Less:
Interest income	(262)	(115)	(135)	(59)
Income tax benefit	—	—	(59)	—
EBITDA	21,332	26,588	4,021	4,996

Asset impairment	221	—	—	—

Adjusted EBITDA	$21,553	$26,588	$4,021	$4,996

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

Twenty-Six Weeks Ended July 30, 2016 and August 1, 2015

Net Sales.  Net sales increased $0.1 million, less than 0.1%, to $348.9 million in the first half of 2016 from $348.8 million in the first half of 2015.  The increase in sales was due to the opening of 13 new stores since last year’s second quarter, partially offset by a 2.0% decrease in comparable store sales and the impact of closing three stores in fiscal 2015.  The decrease in comparable store sales was reflected in an average unit sale that declined by 5% and a 1% decrease in the number of customer transactions, partially offset by a 4% increase in the average number of items per transaction.  Comparable store sales changes by major merchandise class were as follows in the first half of 2016: Children’s -8%; Ladies’ -8%; Men’s -1%; Accessories +4%; and Home +26%.

Store opening and closing activity resulted in a net increase of $7.1 million, while the 2.0% comparable store sales decrease in the 508 comparable stores resulted in a decrease of $7.0 million in sales.

Cost of Sales (exclusive of depreciation).  Cost of sales (exclusive of depreciation) increased $2.3 million, or 1.1%, to $213.0 million in the first half of 2016 from $210.7 million in last year’s first half.  Cost of sales as a percentage of sales increased to 61.0% in the first half of 2016 from 60.4% in last year’s first half, due to increases of 20 basis points each in merchandise markdowns, inventory shrinkage and freight costs.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $2.9 million, or 2.6%, to $114.4 million in the first half of 2016 from $111.5 million in last year’s first half due to the opening of 13 new stores since last year’s second quarter, together with normal inflationary pressure on expenses such as payroll, rent, and supplies.  These factors that caused the increase in selling, general and administrative expenses were partially offset by a $2.6 million reduction in incentive compensation expense resulting from the decline in operating results in the first half of 2016.  As a percentage of sales, selling, general and administrative expenses increased to 32.8% in the first half of fiscal 2016 from 32.0% in the first half of fiscal 2015, due to the deleveraging effect associated with the decrease in comparable store sales discussed above.

Depreciation.  Depreciation expense decreased $0.7 million, or 7.4%, to $8.7 million in the first half of 2016 from $9.4 million in the first half of 2015 due to the slowing of our store opening pace in relation to previous years.

Asset Impairment.  Impairment charges for property and equipment at underperforming stores totaled $0.2 million in the first half of fiscal 2016 while there were no impairment charges recorded in the first half of fiscal 2015.

Income Tax Expense.  Income tax expense decreased $1.5 million, to $4.2 million in this year's first half from $5.7 million in the first half of 2015 due to a decrease in pretax income, accompanied by a slight decrease in the effective income tax rate to 32.5% from 33.4%.

Net Income.  Net income decreased 24.7% to $8.6 million in the first half of 2016 from $11.4 million in the first half of 2015 due to the factors discussed above.

Thirteen Weeks Ended July 30, 2016 and August 1, 2015

Net Sales.  Net sales increased $1.4 million, or 0.9%, to $155.3 million in the thirteen weeks ended July 30, 2016 from $153.9 million in the thirteen weeks ended August 1, 2015.  The increase in sales was due to the opening of 13 new stores since last year’s second quarter, partially offset by a 1.0% decrease in comparable store sales and the impact of closing three stores in fiscal 2015.  The decrease in comparable store sales was reflected in an average unit sale that declined almost 7%, partially offset by an increase in the average number of items per transaction of more than 5% and a slight increase in customer transactions.  Comparable store sales changes by major merchandise class were as follows in the second quarter of 2016:  Children’s -8%; Ladies’ -6%; Men’s 0%; Accessories +4%; and Home +30%.

Store opening and closing activity resulted in a net increase of $3.0 million, while the 1.0% comparable store sales decrease resulted in a decrease of $1.6 million in sales.

Cost of sales (exclusive of depreciation).  Cost of sales (exclusive of depreciation) increased $2.0 million, or 2.1%, to $95.2 million in the second quarter of 2016 from $93.2 million in last year’s second quarter.  Cost of sales as a percentage of sales increased to 61.3% in the second quarter of 2016 from 60.6% in last year’s second quarter, due primarily to a 30 basis points increase in shrinkage, a 20 basis points decrease in the core merchandise margin (initial mark-up, net of markdowns), and a 20 basis points increase in freight costs.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $0.4 million, or 0.7%, to $56.1 million in the second quarter of 2016 from $55.7 million in last year’s second quarter due to the opening of 13 new stores since last year’s second quarter, together with normal inflationary pressure on expenses such as payroll, rent, and supplies.  These factors that caused the increase in selling, general and administrative expenses were partially offset by a $2.0 million reduction in incentive compensation expense resulting from the decline in operating results in the second quarter of 2016.  As a percentage of sales, selling, general and administrative expenses decreased slightly to 36.1% in the second quarter of fiscal 2016 from 36.2% in the second quarter of 2015.

Depreciation.  Depreciation expense decreased $0.3 million, or 7.1%, to $4.3 million in the second quarter of 2016 from $4.6 million in the second quarter of 2015, due to the slowing of our store opening pace in relation to previous years.

Income Tax Benefit (Expense).  Income tax expense decreased $0.3 million, to a $0.1 million benefit in this year’s second quarter from a $0.2 million expense in the second quarter of 2015 due to having a pretax loss this year and pretax income last year.

Net (Loss) Income.  Net income decreased $0.3 million to a $0.1 million loss in the second quarter of 2016 from $0.2 million of income in the second quarter of 2015 due to the factors discussed above.

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

Current Financial Condition. As of July 30, 2016, we had total cash and cash equivalents of $39.6 million compared to $39.1 million as of January 30, 2016.  Additionally, we had $37.3 million and $24.6 million of short-term and long-term investment securities, respectively, as of July 30, 2016, compared with $32.7 million and $30.9 million, respectively, as of January 30, 2016.  These securities are comprised of bank certificates of deposit and obligations of the U.S. Treasury, states and municipalities. Inventory represented 42.1% of our total assets as of July 30, 2016, compared to 43.6% as of January 30, 2016.  Management’s ability to manage our inventory can have a significant impact on our cash flows from operations during a given interim period or fiscal year. In addition, inventory purchases can be seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise.

Cash Flows From Operating Activities. Net cash provided by operating activities was $12.0 million in the first half of 2016 compared to $12.8 million in the same period of 2015.  Sources of cash provided during the first half of 2016 included net income adjusted for noncash expenses such as depreciation, asset impairment, loss on disposal of property and equipment, deferred income taxes and stock-based compensation expense, totaling $20.3 million (compared to $23.2 million in the first half of fiscal 2015).  Other significant sources of cash in the first half of 2016 were (1) a $4.9 million decrease in inventory (compared to a $4.7 million decrease in the first half of fiscal 2015) due to apparel retail seasonality which typically results in having more inventory at the beginning of the spring selling season than at the beginning of the back-to-school season, and (2) a $1.2 million increase in layaway deposits (compared to a $1.2 million increase in the first half of fiscal 2015) because layaways are heavier at the end of Q2 when they include merchandise put on layaway in advance of the back-to-school season than at the end of Q4 after merchandise put on layaway for Christmas has been picked up.  Significant uses of cash from operating activities were (1) a $5.4 million decrease in accounts payable (compared to a $12.9 million decrease in the first half of fiscal 2015) due to the decrease in inventory and a decline in inventory turnover associated with the decrease in comparable store sales, (2) a $4.9 million decrease in accrued compensation (compared to a $5.0 million decrease in the first half of fiscal 2015) due to payment in the first half of 2016 of incentive compensation accrued in fiscal 2015, and (3) a $2.7 million increase in prepaid and other current assets (compared to a $0.3 million increase in the first half of fiscal 2015) due primarily to a $1.6 million increase in charge card receivables attributable to a higher percentage of customers paying with charge cards compared to the same period last year and a $0.7 million receivable for tenant improvement allowances on new stores opened near the end of the second quarter of fiscal 2016.

Cash Flows From Investing Activities. Cash used in investing activities was $8.4 million in the first half of 2016 compared to $31.8 million in the first half of fiscal 2015.  Cash used for purchases of property and equipment totaled $10.0 million and $8.8 million in the first half of 2016 and 2015, respectively.  Purchases of investment securities, net of sales/redemptions, provided cash of $1.6 million in the first half of 2016 and used cash of $23.0 million in the first half of  2015.

Cash Flows From Financing Activities. Cash used in financing activities was $3.1 million and $1.1 million in the first half of 2016 and 2015, respectively, with the increase due primarily to the initiation of quarterly cash dividends.

Cash Requirements

Our principal sources of liquidity consist of: (i) cash and cash equivalents (which equaled $39.6 million as of July 30, 2016); (ii) short-term and long-term investment securities (which equaled $37.3 million and $24.6 million, respectively, as of July 30, 2016); (iii) short-term trade credit; (iv) cash generated from operations on an ongoing basis as we sell our merchandise inventory; and (v) a $50 million revolving credit facility (under which we have no borrowings outstanding). Trade credit represents a significant source of financing for inventory purchases and arises from customary payment terms and trade practices with our vendors.  Historically, our principal liquidity requirements have been for working capital and capital expenditure needs.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risk during the twenty-six weeks ended July 30, 2016 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended January 30, 2016.

Item 4. Controls and Procedures.

We have carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 30, 2016 pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer each concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information has been accumulated and communicated to our management, including the officers who certify our financial reports, as appropriate, to allow timely decisions regarding the required disclosures.

Our disclosure controls and procedures are designed to provide reasonable assurance that the controls and procedures will meet their objectives. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended July 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101

The following financial information from Citi Trends, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of July 30, 2016 and January 30, 2016, (ii) the Condensed Consolidated Statements of Operations for the twenty-six and thirteen week periods ended July 30, 2016 and August 1, 2015, (iii) the Condensed Consolidated Statements of Cash Flows for the twenty-six week periods ended July 30, 2016 and August 1, 2015, and (iv) Notes to the Condensed Consolidated Financial Statements.*

*      Included herewith.

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

Date: August 29, 2016

	By:	/s/ Bruce D. Smith
	Name:	Bruce D. Smith
	Title:	Chief Operating Officer and Chief Financial Officer