Form 10-Q
period 2016-10-29
Citi Trends Inc
filed 2016-12-05
CIK 1318484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2016

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

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 21, 2016
Common Stock, $.01 par value	14,901,613 shares

CITI TRENDS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Citi Trends, Inc.

Condensed Consolidated Balance Sheets

October 29, 2016 and January 30, 2016

(Unaudited)

(in thousands, except share data)

	October 29,	January 30,
	2016	2016
Assets
Current assets:
Cash and cash equivalents	$36,956	$39,116
Short-term investment securities	34,132	32,671
Inventory	130,752	137,020
Prepaid and other current assets	14,547	12,201
Income tax receivable	4,023	1,285
Total current assets	220,410	222,293
Property and equipment, net of accumulated depreciation of $209,431 and $199,284 as of October 29, 2016 and January 30, 2016, respectively	54,478	50,632
Long-term investment securities	29,183	30,890
Deferred tax asset	8,495	9,988
Other assets	716	705
Total assets	$313,282	$314,508

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$59,098	$67,419
Accrued expenses	14,985	14,603
Accrued compensation	10,733	13,097
Dividends payable	—	42
Layaway deposits	1,974	497
Total current liabilities	86,790	95,658
Other long-term liabilities	8,130	6,616
Total liabilities	94,920	102,274

Stockholders’ equity:
Common stock, $0.01 par value. Authorized 32,000,000 shares; 15,735,802 shares issued as of October 29, 2016 and 15,707,859 shares issued as of January 30, 2016; 14,902,614 shares outstanding as of October 29, 2016 and 14,874,671 shares outstanding as of January 30, 2016	155	154
Paid in capital	89,475	88,540
Retained earnings	143,917	138,725
Treasury stock, at cost; 833,188 shares held as of October 29, 2016 and January 30, 2016	(15,185)	(15,185)
Total stockholders’ equity	218,362	212,234

Commitments and contingencies (note 10)
Total liabilities and stockholders’ equity	$313,282	$314,508

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Operations

Thirty-Nine Weeks Ended October 29, 2016 and October 31, 2015

(Unaudited)

(in thousands, except per share data)

	Thirty-Nine Weeks Ended
	October 29,	October 31,
	2016	2015
Net sales	$509,664	$507,728

Cost of sales (exclusive of depreciation shown separately below)	(313,345)	(308,253)
Selling, general and administrative expenses	(172,073)	(167,131)
Depreciation	(12,961)	(14,022)
Asset impairment	(282)	—
Income from operations	11,003	18,322
Interest income	408	222
Interest expense	(120)	(201)
Income before income taxes	11,291	18,343
Income tax expense	(3,510)	(6,288)
Net income	$7,781	$12,055

Basic net income per common share	$0.53	$0.80
Diluted net income per common share	$0.53	$0.79

Weighted average number of shares outstanding
Basic	14,649	15,112
Diluted	14,652	15,167

Cash dividends declared per share	$0.18	$0.06

Citi Trends, Inc.

Condensed Consolidated Statements of Operations

Thirteen Weeks Ended October 29, 2016 and October 31, 2015

(Unaudited)

(in thousands, except per share data)

	Thirteen Weeks Ended
	October 29,	October 31,
	2016	2015
Net sales	$160,716	$158,937

Cost of sales (exclusive of depreciation shown separately below)	(100,386)	(97,565)
Selling, general and administrative expenses	(57,637)	(55,616)
Depreciation	(4,223)	(4,589)
Asset impairment	(61)	—
(Loss) income from operations	(1,591)	1,167
Interest income	146	107
Interest expense	(39)	(107)
(Loss) income before income taxes	(1,484)	1,167
Income tax benefit (expense)	648	(553)
Net (loss) income	$(836)	$614

Basic net (loss) income per common share	$(0.06)	$0.04
Diluted net (loss) income per common share	$(0.06)	$0.04

Weighted average number of shares outstanding
Basic	14,677	15,056
Diluted	14,677	15,115

Cash dividends declared per share	$0.06	$0.06

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Cash Flows

Thirty-Nine Weeks Ended October 29, 2016 and October 31, 2015

(Unaudited)

(in thousands)

	Thirty-Nine Weeks Ended
	October 29,	October 31,
	2016	2015
Operating activities:
Net income	$7,781	$12,055
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,961	14,022
Asset impairment	282	—
Loss on disposal of property and equipment	275	25
Deferred income taxes	1,493	(2,128)
Noncash stock-based compensation expense	2,314	3,178
Excess tax benefits from stock-based payment arrangements	(181)	(1,341)
Changes in assets and liabilities:
Inventory	6,268	1,624
Prepaid and other current assets	(2,346)	1,140
Other assets	(11)	(51)
Accounts payable	(8,321)	(14,927)
Accrued expenses and other long-term liabilities	1,199	846
Accrued compensation	(2,364)	(1,505)
Income tax receivable/payable	(2,557)	2,073
Layaway deposits	1,477	1,699
Net cash provided by operating activities	18,270	16,710
Investing activities:
Sales/redemptions of investment securities	37,120	14,702
Purchases of investment securities	(36,874)	(41,129)
Purchases of property and equipment	(16,667)	(13,830)
Net cash used in investing activities	(16,421)	(40,257)
Financing activities:
Excess tax benefits from stock-based payment arrangements	181	1,341
Proceeds from the exercise of stock options	—	70
Cash used to settle withholding taxes on the vesting of nonvested restricted stock	(1,559)	(2,550)
Dividends paid to stockholders	(2,631)	(910)
Repurchase of common stock	—	(7,333)
Net cash used in financing activities	(4,009)	(9,382)
Net decrease in cash and cash equivalents	(2,160)	(32,929)
Cash and cash equivalents:
Beginning of period	39,116	74,514
End of period	$36,956	$41,585

Supplemental disclosures of cash flow information:
Cash paid for interest	$95	$95
Cash payments of income taxes	$4,574	$6,343
Supplemental disclosures of noncash investing activities:
Accrual for purchases of property and equipment	$697	$2,592

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

October 29, 2016

1. Basis of Presentation

Citi Trends, Inc. and its subsidiary (the “Company”) operate as an off-price retailer of urban fashion apparel and accessories for the entire family.  As of October 29, 2016, the Company operated 533 stores in 31 states.

The condensed consolidated balance sheet as of October 29, 2016, the condensed consolidated statements of operations for the thirty-nine and thirteen week periods ended October 29, 2016 and October 31, 2015, and the condensed consolidated statements of cash flows for the thirty-nine week periods ended October 29, 2016 and October 31, 2015 have been prepared by the Company and are unaudited. The condensed consolidated balance sheet as of January 30, 2016 has been derived from the audited financial statements as of that date, but does not include all required year-end disclosures.  In the opinion of management, such statements include all adjustments considered necessary to present fairly the Company’s financial position as of October 29, 2016 and January 30, 2016, and its results of operations and cash flows for all periods presented.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended January 30, 2016.

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all information and footnotes required by U.S. GAAP for complete financial statements.  Operating results for the thirty-nine weeks ended October 29, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending January 28, 2017.

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

The dilutive effect of stock-based compensation arrangements is accounted for using the treasury stock method.  This method assumes that the proceeds the Company receives from the exercise of stock options are used to repurchase common shares in the market.  The Company includes as assumed proceeds the amount of compensation cost attributed to future services and not yet recognized, and the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of outstanding options and vesting of nonvested restricted stock.  For the thirty-nine weeks ended October 29, 2016 and October 31, 2015, there were 5,000 and 19,000 stock options, respectively, and 247,000 and 348,000 shares of nonvested restricted stock, respectively, excluded from the calculation of diluted earnings per share because of antidilution.  For the thirteen weeks ended October 29, 2016 and October 31, 2015, there were 3,000 and 18,000 stock options, respectively, and 224,000 and 366,000 shares of nonvested restricted stock, respectively, excluded from the calculation of diluted earnings per share because of antidilution.

The following table provides a reconciliation of the average number of common shares outstanding used to calculate basic earnings per share to the number of common shares and common stock equivalents outstanding used in calculating diluted earnings per share for the thirty-nine and thirteen week periods ended October 29, 2016 and October 31, 2015:

	Thirty-Nine Weeks Ended
	October 29, 2016	October 31, 2015
Average number of common shares outstanding	14,648,961	15,111,527
Incremental shares from assumed exercises of stock options	—	257
Incremental shares from assumed vesting of nonvested restricted stock	3,065	54,750
Average number of common shares and common stock equivalents outstanding	14,652,026	15,166,534

	Thirteen Weeks Ended
	October 29, 2016	October 31, 2015
Average number of common shares outstanding	14,676,990	15,056,014
Incremental shares from assumed exercises of stock options	—	—
Incremental shares from assumed vesting of nonvested restricted stock	—	58,558
Average number of common shares and common stock equivalents outstanding	14,676,990	15,114,572

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

As of October 29, 2016, the Company’s investment securities are classified as held-to-maturity since the Company has the intent and ability to hold the investments to maturity.  Such securities are carried at amortized cost plus accrued interest and consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
Short-term:
Obligations of the U.S. Treasury (Level 1)	$9,992	$6	$—	$9,998
Obligations of states and municipalities (Level 2)	13,596	—	(3)	13,593
Bank certificates of deposit (Level 2)	10,544	—	—	10,544
	$34,132	$6	$(3)	$34,135
Long-term:
Obligations of the U. S. Treasury (Level 1)	$15,012	$30	$—	$15,042
Bank certificates of deposit (Level 2)	14,171	—	—	14,171
	$29,183	$30	$—	$29,213

The amortized cost and fair market value of investment securities as of October 29, 2016 by contractual maturity are as follows (in thousands):

		Fair
	Amortized	Market
	Cost	Value
Mature in one year or less	$34,132	$34,135
Mature after one year through five years	29,183	29,213
	$63,315	$63,348

As of January 30, 2016, the Company’s investment securities were classified as held-to-maturity and consisted of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
Short-term:
Obligations of the U. S. Treasury (Level 1)	$8,763	$3	$(1)	$8,765
Obligations of states and municipalities (Level 2)	2,930	2	—	2,932
Bank certificates of deposit (Level 2)	20,978	—	—	20,978
	$32,671	$5	$(1)	$32,675
Long-term:
Obligations of the U. S. Treasury (Level 1)	$20,002	$33	$(7)	$20,028
Bank certificates of deposit (Level 2)	10,888	—	—	10,888
	$30,890	$33	$(7)	$30,916

The amortized cost and fair market value of investment securities as of January 30, 2016 by contractual maturity were as follows (in thousands):

		Fair
	Amortized	Market
	Cost	Value
Mature in one year or less	$32,671	$32,675
Mature after one year through five years	30,890	30,916
	$63,561	$63,591

There were no changes among the levels in the thirty-nine weeks ended October 29, 2016.

Fair market values of Level 2 investments are determined by management with the assistance of a third party pricing service.  Because quoted prices in active markets for identical assets are not available, these prices are determined by the third party pricing service using observable market information such as quotes from less active markets and quoted prices of similar securities.

6. Impairment of Long-Lived Assets

If facts and circumstances indicate that a long-lived asset may be impaired, the carrying value is reviewed. If this review indicates that the carrying value of the asset will not be recovered as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value.  Non-cash impairment expense related to leasehold improvements and fixtures and equipment at two underperforming stores totaled $0.3 million in the thirty-nine week period ended October 29, 2016.  There was no impairment expense in the thirty-nine week period ended October 31, 2015.

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

ASC 740-270, Income Taxes – Interim Reporting, requires companies to calculate income taxes by applying their estimated full-year tax rate in each interim period unless the estimated full-year tax rate is not reliably predictable.  For the thirty-nine weeks ended October 29, 2016 and October 31, 2015, the Company utilized this annual effective tax rate method to calculate income taxes.

9. Other Long-Term Liabilities

The components of other long-term liabilities as of October 29, 2016 and January 30, 2016 are as follows (in thousands):

	October 29,	January 30,
	2016	2016
Deferred rent	$1,700	$1,204
Tenant improvement allowances	4,521	3,321
Other	1,909	2,091
	$8,130	$6,616

10. Commitments and Contingencies

On August 12, 2011, the Company received a letter of determination from the U.S. Equal Employment Opportunity Commission (the “EEOC”) commencing a conciliation process regarding alleged discrimination against males by the Company in its hiring and promotion practices during the years 2004 through 2006.  The Company has not received full documentation or information from the EEOC in support of its letter of determination, but has undertaken its own internal analysis of the EEOC’s claims and defenses to such claims and has had discussions with the EEOC in that regard. In the interest of reaching a satisfactory conciliation agreement with the EEOC, the Company proposed a total economic settlement offer of $1.0 million to cover all claims and the expenses of administering and complying with the settlement (excluding professional fees), with no reversion of unclaimed funds back to the Company.  On March 19, 2015, the Company received a response from the EEOC proposing a settlement amount to be paid by the Company of $1.0 million to cover all claims.  The EEOC’s proposed conciliation agreement contained in its settlement proposal would require certain undertakings by the Company with regard to employment policies and procedures, training requirements, and a continuing reporting obligation to the EEOC for a period of two years, with the expenses incurred in connection with such undertakings to be paid by the Company. The Company has evaluated this proposed conciliation agreement and has addressed with the EEOC certain modifications.  The company and the EEOC continue to negotiate certain aspects of the proposed settlement without affecting the overall settlement amount.

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

11. Cash Dividends

On February 9, 2016, the Company’s Board of Directors declared a dividend of $0.06 per common share, which was paid on March 15, 2016 to stockholders of record as of March 1, 2016.  On May 17, 2016, the Company’s Board of Directors declared a dividend of $0.06 per common share, which was paid on June 14, 2016 to stockholders of record as of May 31, 2016.  On August 16, 2016, the Company’s Board of Directors declared a dividend of $0.06 per common share, which was paid on September 13, 2016 to stockholders of record as of August 30, 2016.  On November 16, 2016, the Company’s Board of Directors declared a dividend of $0.06 per common share payable on December 13, 2016 to stockholders of record as of November 29, 2016.  Any determination to declare and pay cash dividends for future quarters will be made by the Board of Directors.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Except for specific historical information, many of the matters discussed in this Form 10-Q may express or imply projections of revenues or expenditures, statements of plans and objectives for future operations, growth or initiatives, statements of future economic performance, or statements regarding the outcome or impact of pending or threatened litigation. These, and similar statements, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, concerning matters that involve risks, uncertainties and other factors that may cause the actual performance of the Company to differ materially from those expressed or implied by these statements. All forward-looking information should be evaluated in the context of these risks, uncertainties and other factors. The words “believe,” “anticipate,” “project,” “plan,” “expect,” “estimate,” “objective,” “forecast,” “goal,” “intend,” “could,” “will likely result,” or “will continue” and similar words and expressions generally identify forward-looking statements, although not all forward-looking statements contain such language. The Company believes the assumptions underlying these forward-looking statements are reasonable; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in the forward-looking statements.

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

Overview

We are an off-price retailer of urban fashion apparel and accessories for the entire family. Our merchandise offerings are designed to appeal to the fashion preferences of value-conscious consumers, particularly African-Americans. We operated 533 stores in both urban and rural markets in 31 states as of October 29, 2016.

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

Provided below is a reconciliation of net income (loss) to EBITDA and to Adjusted EBITDA for the thirty-nine and thirteen week periods ended October 29, 2016 and October 31, 2015 (in thousands):

	Thirty-Nine Weeks Ended		Thirteen Weeks Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015

Net income (loss)	$7,781	$12,055	$(836)	$614

Plus:
Interest expense	120	201	39	107
Income tax expense	3,510	6,288	—	553
Depreciation	12,961	14,022	4,223	4,589

Less:
Interest income	(408)	(222)	(146)	(107)
Income tax benefit	—	—	(648)	—
EBITDA	23,964	32,344	2,632	5,756

Asset impairment	282	—	61	—

Adjusted EBITDA	$24,246	$32,344	$2,693	$5,756

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

Thirty-Nine Weeks Ended October 29, 2016 and October 31, 2015

Net Sales.  Net sales increased $2.0 million, or 0.4%, to $509.7 million in the thirty-nine weeks ended October 29, 2016 from $507.7 million in the thirty-nine weeks ended October 31, 2015.  The increase in sales was due to the opening of 18 new stores since last year’s third quarter, partially offset by a 1.6% decrease in comparable store sales and the impact of closing five stores since last year’s third quarter.  The decrease in comparable store sales was reflected in an average unit sale that declined by almost 6%, together with a slight decrease in the number of customer transactions, partially offset by a 4.5% increase in the average number of items per transaction.  Comparable store sales changes by major merchandise class were as follows in the first thirty-nine weeks of fiscal 2016: Children’s -8%; Ladies’ -6%; Men’s -1%; Accessories +3%; and Home +28%.

Store opening and closing activity resulted in a net increase of $10.4 million, while the 1.6% comparable store sales decline in the 504 comparable stores resulted in a decrease of $8.4 million in sales.

Cost of Sales (exclusive of depreciation).  Cost of sales (exclusive of depreciation) increased $5.0 million, or 1.7%, to $313.3 million in the thirty-nine weeks ended October 29, 2016 from $308.3 million in the thirty-nine weeks ended October 31, 2015.  Cost of sales as a percentage of sales increased to 61.5% in the thirty-nine weeks ended October 29, 2016 from 60.7% in the thirty-nine weeks ended October 31, 2015, due to a 30 basis points decrease in the core merchandise margin (initial mark-up, net of markdowns), and increases of 30 basis points in inventory shrinkage and 20 basis points in freight costs.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $5.0 million, or 3.0%, to $172.1 million in the thirty-nine weeks ended October 29, 2016 from $167.1 million in the thirty-nine weeks ended October 31, 2015 due primarily to the opening of 18 new stores since last year’s third quarter, together with normal inflationary pressure on expenses such as payroll and rent, and a $0.9 million benefit from a legal recovery last year.  These factors that caused the increase in selling, general and administrative expenses were partially offset by a $3.3 million reduction in incentive compensation expense resulting from the decline in operating results in the first thirty-nine weeks of fiscal 2016.  As a percentage of sales, selling, general and administrative expenses increased to 33.8% in the first thirty-nine weeks of fiscal 2016 from 32.9% in the first thirty-nine weeks of fiscal 2015, due primarily to the deleveraging effect associated with the decrease in comparable store sales discussed above.

Depreciation.  Depreciation expense decreased $1.0 million, or 7.6%, to $13.0 million in the first thirty-nine weeks of fiscal 2016 from $14.0 million in the first thirty-nine weeks of fiscal 2015 due to the slowing of our store opening pace in relation to previous years.

Asset Impairment.  Impairment charges for property and equipment at underperforming stores totaled $0.3 million in the first thirty-nine weeks of fiscal 2016 while there were no impairment charges recorded in the first thirty-nine weeks of fiscal 2015.

Income Tax Expense.  Income tax expense decreased $2.8 million, to $3.5 million in the first thirty-nine weeks of fiscal 2016 from $6.3 million in the first thirty-nine weeks of fiscal 2015 due to a decrease in pretax income, accompanied by a decrease in the effective income tax rate to 31.1% from 34.3%.

Net Income.  Net income decreased $4.3 million, or 35.5%, to $7.8 million in the first thirty-nine weeks of fiscal 2016 from $12.1 million in the first thirty-nine weeks of fiscal 2015 due to the factors discussed above.

Thirteen Weeks Ended October 29, 2016 and October 31, 2015

Net Sales.  Net sales increased $1.8 million, or 1.1%, to $160.7 million in the thirteen weeks ended October 29, 2016 from $158.9 million in the thirteen weeks ended October 31, 2015.  The increase in sales was due to the opening of 18 new stores since last year’s third quarter, partially offset by a 1.0% decrease in comparable store sales and the impact of closing five stores since the third quarter of 2015.  The decrease in comparable store sales was reflected in an average unit sale that declined almost 9%, partially offset by an increase in the average number of items per transaction of more than 6% and a 1.5% increase in customer transactions.  Comparable store sales changes by major merchandise class were as follows in the third quarter of 2016:  Children’s -7%; Ladies’ -2%; Men’s -1%; Accessories 0%; and Home +34%.

Store opening and closing activity resulted in a net increase of $3.5 million, while the 1.0% comparable store sales decline resulted in a decrease of $1.7 million in sales.

Cost of sales (exclusive of depreciation).  Cost of sales (exclusive of depreciation) increased $2.8 million, or 2.9%, to $100.4 million in the third quarter of 2016 from $97.6 million in last year’s third quarter.  Cost of sales as a percentage of sales increased to 62.5% in the third quarter of 2016 from 61.4% in last year’s third quarter, due primarily to a 50 basis points decrease in the core merchandise margin (initial mark-up, net of markdowns), and increases of 30 basis points each in inventory shrinkage and freight costs.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $2.0 million, or 3.6%, to $57.6 million in the third quarter of 2016 from $55.6 million in last year’s third quarter due primarily to the opening of 18 new stores since last year’s third quarter, together with normal inflationary pressure on expenses such as payroll and rent, and a $0.9 million benefit from a legal recovery in last year’s third quarter.  These factors that caused the increase in selling, general and administrative expenses were partially offset by a $0.9 million reduction in incentive compensation expense resulting from the decline in operating results in the third quarter of 2016.  As a percentage of sales, selling, general and administrative expenses increased to 35.9% in the third quarter of 2016 from 35.0% in the third quarter of 2015, due primarily to the aforementioned legal recovery in last year’s third quarter and the deleveraging effect associated with the decrease in comparable store sales discussed above.

Depreciation.  Depreciation expense decreased $0.4 million, or 8.0%, to $4.2 million in the third quarter of 2016 from $4.6 million in the third quarter of 2015, due to the slowing of our store opening pace in relation to previous years.

Asset Impairment.  Impairment charges for property and equipment at underperforming stores totaled $0.1 million in the third quarter of 2016 while there were no impairment charges recorded in the third quarter of 2015.

Income Tax Benefit (Expense).  Income tax expense decreased $1.2 million, to a $0.6 million benefit in this year’s third quarter from a $0.6 million expense in the third quarter of 2015 due to having a pretax loss this year and pretax income last year.

Net (Loss) Income.  Net income decreased $1.4 million, to a $0.8 million loss in the third quarter of 2016 from $0.6 million of income in the third quarter of 2015 due to the factors discussed above.

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

Current Financial Condition. As of October 29, 2016, we had total cash and cash equivalents of $37.0 million compared to $39.1 million as of January 30, 2016.  Additionally, we had $34.1 million and $29.2 million of short-term and long-term investment securities, respectively, as of October 29, 2016, compared with $32.7 million and $30.9 million, respectively, as of January 30, 2016.  These securities are comprised of bank certificates of deposit and obligations of the U.S. Treasury, states and municipalities. Inventory represented 41.7% of our total assets as of October 29, 2016, compared to 43.6% as of January 30, 2016.  Management’s ability to manage our inventory can have a significant impact on our cash flows from operations during a given interim period or fiscal year. In addition, inventory purchases can be seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise.

Cash Flows From Operating Activities. Net cash provided by operating activities was $18.3 million in the thirty-nine weeks ended October 29, 2016 compared to $16.7 million in the same period of 2015.  Sources of cash provided during the first thirty-nine weeks of 2016 included net income adjusted for noncash expenses such as depreciation, asset impairment, loss on disposal of property and equipment, deferred income taxes and stock-based compensation expense, totaling $25.1 million (compared to $27.2 million in the first thirty-nine weeks of fiscal 2015).  Other significant sources of cash in the thirty-nine weeks ended October 29, 2016 were (1) a $6.3 million decrease in inventory (compared to a $1.6 million decrease in the first thirty-nine weeks of fiscal 2015) due to apparel retail seasonality which typically results in having more inventory at the beginning of the spring selling season than at the end of the back-to-school season and holding less next-season-buy merchandise than at January 30, 2016, and (2) a $1.5 million increase in layaway deposits (compared to a $1.7 million increase in the first thirty-nine weeks of fiscal 2015) due to the seasonality of layaway transactions, which are low at the end of our fiscal year because all balances have to be redeemed by customers or they are cancelled by the middle of December each year.

Significant uses of cash from operating activities in the thirty-nine weeks ended October 29, 2016 were (1) an $8.3 million decrease in accounts payable (compared to a $14.9 million decrease in the first thirty-nine weeks of fiscal 2015) due to the decrease in inventory and a decline in inventory turnover associated with the decrease in comparable store sales; (2) a $2.6 million change in the income tax receivable/payable (compared to cash provided of $2.1 million in the first thirty-nine weeks of fiscal 2015), which is comprised of net income tax payments totaling $4.6 million,  net of the current portion of income tax expense of $2.0 million, in the first thirty-nine weeks of fiscal 2016; (3) a $2.4 million decrease in accrued compensation (compared to a $1.5 million decrease in the first thirty-nine weeks of fiscal 2015) primarily as a result of lower incentive compensation accruals this year due to diminished financial performance relative to budget in 2016; and (4) a $2.3 million increase in prepaid and other current assets (compared to a $1.1 million decrease in the first thirty-nine weeks of fiscal 2015) due primarily to a $1.8 million receivable for tenant improvement allowances on new stores opened near the end of the third quarter of fiscal 2016.

Cash Flows From Investing Activities. Cash used in investing activities was $16.4 million in the thirty-nine weeks ended October 29, 2016 compared to $40.3 million in the same period of 2015.  Cash used for purchases of property and equipment totaled $16.7 million and $13.8 million in the first thirty-nine weeks of fiscal 2016 and 2015, respectively.  Purchases of investment securities, net of sales/redemptions, provided cash of $0.3 million in the first thirty-nine weeks of fiscal 2016 and used cash of $26.5 million in the first thirty-nine weeks of fiscal 2015.

Cash Flows From Financing Activities. Cash used in financing activities was $4.0 million and $9.4 million in the thirty-nine weeks ended October 29, 2016 and October 31, 2015, respectively, with the decrease due primarily to the repurchase of common stock for an aggregate purchase price of $7.3 million during the third quarter of 2015.

Cash Requirements

Our principal sources of liquidity consist of: (i) cash and cash equivalents (which equaled $37.0 million as of October 29, 2016); (ii) short-term and long-term investment securities (which equaled $34.1 million and $29.2 million, respectively, as of October 29, 2016); (iii) short-term trade credit; (iv) cash generated from operations on an ongoing basis as we sell our merchandise inventory; and (v) a $50 million revolving credit facility (under which we have no borrowings outstanding). Trade credit represents a significant source of financing for inventory purchases and arises from customary payment terms and trade practices with our vendors.  Historically, our principal liquidity requirements have been for working capital and capital expenditure needs.

We believe that our existing sources of liquidity will be sufficient to fund our operations and anticipated capital expenditures for at least the next 12 months.

Recent Accounting Pronouncements

See discussion of Recent Accounting Pronouncements in Note 12 to the condensed consolidated financial statements included in Part I, Item 1 of this report.

Critical Accounting Policies

The preparation of our condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. There have been no material changes to the Critical Accounting Policies outlined in the Company’s Annual Report on Form 10-K for the year ended January 30, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risk during the thirty-nine weeks ended October 29, 2016 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended January 30, 2016.

Item 4. Controls and Procedures.

We have carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 29, 2016 pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer each concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information has been accumulated and communicated to our management, including the officers who certify our financial reports, as appropriate, to allow timely decisions regarding the required disclosures.

Our disclosure controls and procedures are designed to provide reasonable assurance that the controls and procedures will meet their objectives. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended October 29, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

On August 12, 2011, we received a letter of determination from the U.S. Equal Employment Opportunity Commission (the “EEOC”) commencing a conciliation process regarding alleged discrimination against males by us in our hiring and promotion practices during the years 2004 through 2006.  We have not received full documentation or information from the EEOC in support of its letter of determination, but have undertaken our own internal analysis of the EEOC’s claims and defenses to such claims and have had discussions with the EEOC in that regard.  In the interest of reaching a satisfactory conciliation agreement with the EEOC, we proposed a total economic settlement offer of $1.0 million to cover all claims and the expenses of administering and complying with the settlement (excluding professional fees), with no reversion of unclaimed funds back to us.  On March 19, 2015, we received a response from the EEOC proposing a settlement amount to be paid by us of $1.0 million to cover all claims.  The EEOC’s proposed conciliation agreement contained in its settlement proposal would require certain undertakings by us with regard to employment policies and procedures, training requirements, and a continuing reporting obligation to the EEOC for a period of two years, with the expenses incurred in connection with such undertakings to be paid by us.  We have evaluated this proposed conciliation agreement and have addressed with the EEOC certain modifications.  We and the EEOC are continuing to negotiate certain aspects of the proposed settlement without affecting the overall settlement amount.

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

101

The following financial information from Citi Trends, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of October 29, 2016 and January 30, 2016, (ii) the Condensed Consolidated Statements of Operations for the thirty-nine and thirteen week periods ended October 29, 2016 and October 31, 2015, (iii) the Condensed Consolidated Statements of Cash Flows for the thirty-nine week periods ended October 29, 2016 and October 31, 2015, and (iv) Notes to the Condensed Consolidated Financial Statements.*

*      Included herewith.

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

Date: December 5, 2016

	By:	/s/ Bruce D. Smith
	Name:	Bruce D. Smith
	Title:	Chief Operating Officer and Chief Financial Officer