Form 10-K
period 2017-01-28
Citi Trends Inc
filed 2017-04-03
CIK 1318484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 28, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $237,096,459 as of July 29, 2016.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: Common Stock, par value $.01 per share, 14,932,246  shares outstanding as of March 21, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information from the registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year covered by this Annual Report on Form 10-K, with respect to the Annual Meeting of Stockholders to be held on May 24, 2017.

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

Information is provided herein with respect to our operations related to our fiscal years ended on January 28, 2017 (“fiscal 2016”), January 30, 2016 (“fiscal 2015”) and January 31, 2015 (“fiscal 2014”).

ITEM 1.BUSINESS

Overview and History

We are an off-price retailer of urban fashion apparel and accessories for the entire family.  Our merchandise offerings are designed to appeal to the fashion preferences of value-conscious consumers, particularly African-Americans. We believe that we provide merchandise at compelling values. Our goal is to provide merchandise at discounts to department and specialty stores’ regular prices of 20% to 70%. Our stores average approximately 11,000 square feet of selling space and are typically located in neighborhood shopping centers that are convenient to low and moderate income customers.  As of January 28, 2017, we operated 533 stores in both urban and rural markets in 31 states.

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

We are a Delaware corporation, and our executive offices are located at 104 Coleman Boulevard, Savannah, Georgia 31408 and our telephone number is (912) 236-1561. Our Internet address is http://www.cititrends.com. The reference to our web site address in this Report does not constitute the incorporation by reference of the information contained at the web site into this Report. We make available, free of charge through publication on our web site, copies of our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we have filed such materials with, or furnished such materials to, the SEC. In addition, you may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or on the SEC’s web site at http://www.sec.gov, and you may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

Strong and Flexible Sourcing Relationships. We maintain strong sourcing relationships with a large group of suppliers. We have purchased merchandise from approximately 1,800 vendors in the past 12 months. Purchasing is controlled by a 45-plus member buying team located in one of our three buying offices - New York, New York; Los Angeles, California; and our Savannah, Georgia headquarters. We purchase merchandise through planned programs with vendors at reduced prices and opportunistically through close-outs, with the majority of our merchandise purchased for the current season and a lesser quantity held for sale in future seasons. To foster vendor relationships, we pay vendors promptly and do not ask for typical retail concessions, such as promotional and markdown allowances.

Attractive Fashion Presentation and Store Environment. We seek to provide a fashion-focused shopping environment that is similar to a specialty apparel retailer, rather than a typical off-price store. Products are prominently displayed by style, rather than by size, on dedicated, four-way fixtures featuring multiple sizes and styles.  The remaining merchandise is arranged on hanging racks.  The stores are carpeted and well-lit, with most featuring a sound system that plays urban adult and urban contemporary music throughout the store. Nearly all of our stores have either been opened or remodeled in the past ten years.

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

Product Merchandising and Pricing

Products. Our merchandising strategy is to offer high quality urban apparel and accessories at attractive prices for the entire value-conscious family. We seek to maintain a diverse assortment of first quality, in-season merchandise that appeals to the distinctive tastes and preferences of our core customers. Approximately 22% of our net sales in fiscal 2016 were represented by nationally recognized brands. We also offer a wide variety of products from less recognized brands and a lesser amount representing private label products under our proprietary brands.

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

The following table sets forth the merchandise assortment by classification as a percentage of net sales for fiscal 2016, 2015 and 2014.

	Percentage of Net Sales
	2016	2015	2014
Accessories	31%	30%	29%
Ladies’	24%	24%	24%
Children’s	23%	25%	26%
Men’s	17%	17%	17%
Home	5%	4%	4%

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

Sourcing and Allocation

The merchandising department oversees the sourcing, planning and allocation of merchandise to our stores, which allows us to utilize volume purchase discounts and maintain control over our inventory. We source our merchandise from approximately 1,800 vendors, consisting of domestic manufacturers and importers. Our Chief Executive Officer supervises a buying team consisting of over 45 merchants, as well as a planning and allocation team, which is comprised of over 20 associates.

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

Store Operations

Store Format. The average selling space of our 533 stores is approximately 11,000 square feet, which allows us the space and flexibility to departmentalize our stores and provide directed traffic patterns. We arrange most of our stores in a racetrack format with ladies’ sportswear in the center of each store and complementary categories adjacent to those items. Men’s and boy’s apparel and footwear are displayed on one side of the store, while dresses, ladies’ footwear and accessories are displayed on the other side. Merchandise for infants, toddlers and girls, as well as home goods, are displayed along the back of the store. Impulse items, such as jewelry and sunglasses, are featured near the checkout area. Products from nationally recognized brands and other current fashion styles are prominently displayed on four-way racks at the front of each department. The remaining merchandise is displayed on hanging racks and occasionally on table displays. Large hanging signs identify each category location. The unobstructed floor plan allows the customer to see virtually all of the different product areas from the store entrance and provides us the flexibility to easily expand and contract departments in response to customer demand, seasonality and merchandise availability. Virtually all of our inventory is displayed on the selling floor.

Store Management. Store operations are managed by our Senior Vice President of Store Operations, four regional vice presidents and 50 district managers, each of whom manages five to sixteen stores. The typical store is staffed with a store manager, two or three assistant managers and seven to eight part-time sales associates, all of whom rotate work days on a shift basis. Store managers and assistant store managers participate in a bonus program based on achieving predetermined levels of sales and inventory shrinkage. District managers participate in bonus programs based on achieving targeted levels of sales, profits, inventory shrinkage and payroll costs. Regional Vice Presidents participate in a bonus program based partly on a roll-up of the district managers’ bonuses and partly on the Company’s profit performance in relation to budget. Sales associates are compensated on an hourly basis with incentives. Moreover, we recognize individual performance through internal promotions and provide opportunities for advancement.

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

Employee Training. Our employees are critical to achieving our goals, and we strive to hire employees with high energy levels and motivation. We have well-established store operating policies and procedures and an extensive 30-day in-store training program for new store managers and assistant managers. Sales associates also participate in a 14-day customer service and store procedures training program, which is designed to enable them to assist customers in a friendly, helpful manner.

Layaway Program. We offer a layaway program that allows customers to purchase merchandise by initially paying a 20% deposit and a $2 service charge, although at various times, we have reduced the deposit requirement to 10% and waived the service charge in connection with promotional events. The customer then makes additional payments every two weeks and has 60 days within which to complete the purchase. If the purchase is not completed, the customer receives a Citi Trends gift card for amounts paid less a re-stocking and layaway service fee.

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

Advertising and Marketing

Our marketing goals are to build the “Citi Trends” brand, promote customers’ association of the “Citi Trends” brand with value, quality, fashion and everyday low prices, and drive traffic into our stores. We generally focus our advertising efforts during the first quarter (Spring/Easter), back-to-school and Christmas through the use of hip-hop radio stations, both local and syndicated.  In addition, we promote fashion trends and exciting deals in our window signage and through in-store announcements on our Muzak system.  We also utilize social media as a way to engage our customers.  In 2011, we started a Facebook page which has grown to nearly 600,000 followers.  Recently, we began to use Instagram and a relatively small amount of mobile and digital advertising.  In 2014, we launched an on-line store with a limited offering in order to test customer interest.  In 2015, the on-line store grew to include merchandise from the ladies’, men’s, children’s, shoes and accessories areas.  In 2016, the test continued as we enhanced the product offering.

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

Growth Strategy

After opening eighteen new stores in fiscal 2016, we plan to open approximately twenty in fiscal 2017.

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

Employees

As of January 28, 2017, we had approximately 2,700 full-time and approximately 2,900 part-time employees. Of these employees, approximately 4,800 are employed in our stores and the remainder are employed in our distribution centers and corporate office. We are not a party to any collective bargaining agreements, and none of our employees are represented by a labor union.

ITEM 1A.RISK FACTORS

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

The retail landscape is changing with consumers’ shopping habits shifting away from the traditional brick-and-mortar stores to online retailers. Internet sales have been obtaining an increasing percentage of retail sales over the past few years and this trend is expected to continue. Although we are testing the sale of products through the internet, we have taken a measured approach and have only a limited number of items available on our e-commerce platform at any given time.  The continued growth of online sales could have a negative impact on our sales, as our customers may decide to make purchases through other online retailers.

Adverse trade restrictions may disrupt our supply of merchandise. We also face various risks because much of our merchandise is imported from abroad.

We purchase the products we sell directly from approximately 1,800 vendors, and a substantial portion of this merchandise is manufactured outside of the United States and imported by our vendors from countries such as China and other areas of the Far East. The countries in which our merchandise currently is manufactured or may be manufactured in the future could become subject to new trade restrictions imposed by the United States or other foreign governments. Trade restrictions, including increased customs restrictions and tariffs or quotas against apparel items, as well as United States or foreign labor strikes, work stoppages or boycotts, could increase the cost or reduce the supply or impede the timely delivery of apparel available to us and have an adverse effect on our business. In addition, our merchandise supply could be impacted if our vendors’ imports become subject to existing or future duties and quotas, or if our vendors face increased competition from other companies for production facilities, import quota capacity and shipping capacity.

We also face a variety of other risks generally associated with relying on vendors that do business in foreign markets and import merchandise from abroad, such as:

•	political instability, natural disasters, or the threat of terrorism, in particular in countries where our vendors source merchandise;

•	increases in merchandise costs due to raw material price inflation or changes in purchasing power caused by fluctuations in currency exchange rates;

•	enhanced security measures at United States and foreign ports, which could delay delivery of imports;

•	imposition of new or supplemental duties, taxes, and other charges on imports, including the potential border-adjustment tax;

•	delayed receipt or non-delivery of goods due to the failure of foreign-source suppliers to comply with import regulations, organized labor strikes or congestion at United States ports; and

•	local business practice and political issues, including issues relating to compliance with domestic or international labor standards.

As an apparel retailer, we rely on numerous third parties in the supply chain to produce and deliver the products that we sell, and our business may be negatively impacted by their failure to comply with applicable law.

We rely on numerous third parties to supply the products that we sell. Violations of law by our importers, manufacturers or distributors could result in delays in shipments and receipt of goods or damage our reputation, thus causing our sales to decline. In addition, merchandise we sell in our stores is subject to regulatory standards set by various governmental authorities with respect to quality and safety. Regulations in this area may change from time to time. Issues with the quality and safety of merchandise we sell in our stores, regardless of our fault, or customer concerns about such issues, could result in damage to our reputation, lost sales, uninsured product liability claims or losses, merchandise recalls and increased costs. Further, we are susceptible to the receipt of counterfeit brands or unlicensed goods. We could incur liability with manufacturers or other owners of the brands or trademarked products if we inadvertently receive and sell counterfeit brands or unlicensed goods and, therefore, it is important that we establish relationships with reputable vendors to reduce the risk that we may inadvertently receive counterfeit brands or unlicensed goods. Although we have a quality assurance team to check merchandise in an effort to assure that we purchase only authentic brands and licensed goods and are careful in selecting our vendors, we may receive products that we are prohibited from selling or incur liability for selling counterfeit brands or unlicensed goods, which could adversely impact our results of operations.

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

In addition, we rely heavily on the experience and expertise of our senior management team and other key management associates, and accordingly, the loss of their services could have a material adverse effect on our business strategy and results of operations.  On March 20, 2017 Jason Mazzola resigned as our President and Chief Executive Officer (CEO).  Our board of directors has appointed Bruce Smith to serve as Acting CEO (while maintaining his position as Chief Financial Officer and Chief Operating Officer), and has appointed R. Edward Anderson to serve as Executive Chairman to assist Mr. Smith in his transition to Acting CEO and to provide for the orderly succession of senior management responsibilites.  This transition in senior management could adversely impact our business, operating results and financial condition as it will take time for our executive officers to transition into their roles and they will be taking on substantial additional responsibilies.

Our business could be negatively affected as a result of a proxy fight and the actions of activist shareholders.

Macellum Advisors GP, LLC (“Macellum”), a stockholder, has recently nominated three individuals to stand for election to our board of directors at our 2017 annual meeting of stockholders.  If a proxy contest involving Macellum ensues, or if we become engaged in a proxy contest with another activist shareholder in the future, our business could be adversely affected because:

•        Responding to proxy contests, litigation and other actions by activist stockholders can be costly and time-consuming, disrupt our operations and divert the attention of management and our employees.

•        Perceived uncertainties as to our future direction may result in the loss of potential business opportunities and harm our ability to attract new investors and to retain and attract experienced executives and employees.

•        If individuals are elected to our board of directors with a specific agenda, it may adversely affect our ability to retain and attract experienced executives and employees, to effectively and timely implement our business strategy and create additional value for stockholders.

•        We may experience a significant increase in legal fees, administrative, advisor and associated costs incurred in connection with responding to a proxy contest or related action.

These factors could adversely impact our results of operations and could also cause our stock price to experience periods of volatility or stagnation.

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

New legal requirements in any number of areas could result in higher compliance costs.  For instance, health care reform could result in an increase in our health care costs.

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

Any determination to declare and pay cash dividends on our common stock in the future (quarterly or otherwise) will be based, among other things, upon our financial condition, results of operations, business requirements and our board of directors’ conclusion in each instance that the declaration and payment of a cash dividend is in the best interest of our stockholders and is in compliance with all laws and agreements applicable to the dividend.  In addition, we exhausted our 2015 share repurchase program of $15 million in the fourth quarter of 2015.  There can be no assurance that additional repurchase authorizations will be approved.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

Store Locations

As of January 28, 2017, we operated 533 stores located in 31 states. Our stores average approximately 11,000 square feet of selling space and are typically located in neighborhood strip shopping centers that are convenient to low and moderate income customers.

We have no franchising relationships, and all of the stores are company operated.  All existing 533 stores, totaling 7.1 million total square feet and 5.8 million selling square feet, are leased under operating leases. The typical store lease is for five years with options to extend the lease term for three additional five-year periods. Nearly all store leases provide us the right to cancel following an initial three-year period in the event the store does not meet pre-determined sales levels. The table below sets forth the number of stores in each of the 31 states in which we operated as of January 28, 2017:

Alabama—29

Arkansas—11

California—9

Connecticut—3

Delaware—1

Florida—51

Georgia—63

Illinois—18

Indiana—16

Iowa—2

Kansas—1

Kentucky—6

Louisiana—34

Maryland—4

Massachusetts—2

Michigan—22

Minnesota—2

Mississippi—25

Missouri—7

Nebraska—1

Nevada—3

New York—5

North Carolina—45

Ohio—28

Oklahoma—6

Pennsylvania—5

South Carolina—44

Tennessee—17

Texas—47

Virginia—20

Wisconsin—6

Support Center Facilities

We own a facility in Savannah, Georgia totaling approximately 70,000 square feet, which serves as our headquarters and, to a lesser extent, as a storage facility. We also own an approximately 550,000 square-foot distribution center in Darlington, South Carolina and a 460,000 square-foot distribution center in Roland, Oklahoma.  In addition, we currently lease a 10,500 square-foot office in New York City and an 1,800 square-foot office in Los Angeles which are used for buyer operations and meetings with vendors.

ITEM 3.LEGAL PROCEEDINGS

On August 12, 2011, we received a letter of determination from the U.S. Equal Employment Opportunity Commission (the “EEOC”) commencing a conciliation process regarding alleged discrimination against males by us in our hiring and promotion practices during the years 2004 through 2006. We undertook our own internal analysis of the EEOC’s claims and defenses to such claims and had discussions with the EEOC in that regard. On January 9, 2017, we entered into a conciliation agreement (the “Conciliation Agreement”) with the EEOC and the charging party to settle these claims.  Pursuant to the Conciliation Agreement, without admitting any violations or liability, we agreed to pay a total of $1.0 million to cover all claims.  Such settlement costs were accrued in fiscal years prior to 2016.  We also agreed to comply with certain training requirements and to make certain reports to the EEOC for a period of two years, with the expenses incurred in connection with such undertakings to be paid by us.

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

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.       MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The NASDAQ Stock Market under the symbol “CTRN”. The following table shows the high and low per share prices of our common stock and our quarterly cash dividends per common share for the periods indicated.

	High	Low	Dividend
2015
First Quarter	$27.53	$20.84	—
Second Quarter	26.67	22.38	—
Third Quarter	28.69	22.35	$0.06
Fourth Quarter	27.75	17.52	0.06

2016
First Quarter	20.95	15.46	0.06
Second Quarter	18.30	14.01	0.06
Third Quarter	21.01	15.44	0.06
Fourth Quarter	22.73	16.31	0.06

On March 21, 2017, the last reported sale price of our common stock on The NASDAQ Stock Market was $18.41 per share. On March 21, 2017, there were 108 holders of record and approximately 2,100 beneficial holders of our common stock.

In 2016, we paid a quarterly dividend of $0.06 per common share on March 15, 2016, June 14, 2016, September 13, 2016 and December 13, 2016.

On February 7, 2017, the Company’s Board of Directors declared a quarterly dividend of $0.06 per common share, which was paid on March 14, 2017 to stockholders of record as of February 28, 2017.  We currently anticipate continuing our $0.06 quarterly dividend.  However, any determination to declare and pay cash dividends on our common stock in the future (quarterly or otherwise) will be based, among other things, upon our financial condition, results of operations, business requirements and our board of directors’ conclusion in each instance that the declaration and payment of a cash dividend is in the best interest of our stockholders and is in compliance with all laws and agreements applicable to the dividend.

Recent Sales of Unregistered Securities.

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

None.

Equity Compensation Plan Information.

See Item 12 of this Report.

Stock Performance Graph

Set forth below is a line graph comparing the last five years’ percentage change in the cumulative total stockholder return on shares of our common stock against (i) the cumulative total return of companies listed on The NASDAQ Stock Market and (ii) the cumulative total return of the NASDAQ Retail Trade Index. This graph assumes that $100 was invested on January 31, 2012 in our common stock and in each of the market index and the industry index, and that all cash distributions were reinvested. Our common stock price performance shown on the graph is not indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Citi Trends, Inc., the NASDAQ Composite Index and the NASDAQ Retail Trade Index

*$100 invested on 1/31/12 in stock or index, including reinvestment of dividends.

Fiscal year ending on or about January 31.

Total Return Analysis	1/12	1/13	1/14	1/15	1/16	1/17

Citi Trends, Inc.	100.00	143.78	177.78	254.33	230.76	181.68
NASDAQ Composite	100.00	113.29	151.56	172.90	172.62	211.07
NASDAQ Retail Trade	100.00	123.01	155.03	174.00	205.56	247.71

ITEM 6.SELECTED FINANCIAL DATA

Selected Financial and Operating Data

The following table provides selected consolidated financial and operating data for each of the fiscal years in the five-year period ended January 28, 2017, including: (a) consolidated statement of operations data for each such period, (b) additional operating data for each such period and (c) consolidated balance sheet data as of the end of each such period. The consolidated statement of operations data for the fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015 and the consolidated balance sheet data as of January 28, 2017 and January 30, 2016 are derived from our audited consolidated financial statements included in Item 8 of this Report that have been audited by KPMG LLP, an independent registered public accounting firm. The statement of operations data for the fiscal years ended February 1, 2014 and February 2, 2013 and the balance sheet data as of January 31, 2015, February 1, 2014 and February 2, 2013 are derived from our audited financial statements that are not included in this Report. The selected consolidated financial and operating data set forth below should be read in conjunction with, and are qualified in their entirety by reference to, the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this

Report and our consolidated financial statements and related notes set forth in the financial pages of this Report. Historical results are not necessarily indicative of results to be expected for any future period.

	Fiscal Year Ended (1)
	January 28,	January 30,	January 31,	February, 1		February, 2
	2017	2016	2015	2014		2013
	(dollars in thousands, except per share amounts)
Statement of Operations Data:
Net sales	$695,175	$683,791	$670,840	$622,204		$654,653
Cost of sales (exclusive of depreciation shown separately below)	(428,167)	(416,779)	(418,416)	(394,445)		(426,904)
Selling, general and administrative expenses	(230,666)	(224,218)	(221,041)	(206,146)		(207,411)
Depreciation	(17,090)	(18,577)	(20,177)	(21,974)		(23,950)
Asset impairment	(313)	—	(83)	(1,542)		(1,177)
Gain on sale of former distribution center	—	—	—	1,526		—
Income (loss) from operations	18,939	24,217	11,123	(377)		(4,789)
Interest, net	412	97	(13)	87		48
Income (loss) before income taxes	19,351	24,314	11,110	(290)		(4,741)
Income tax (expense) benefit	(6,020)	(8,787)	(2,144)	754		2,516
Net income (loss)	$13,331	$15,527	$8,966	$464		$(2,225)
Net income (loss) per common share:
Basic	$0.91	$1.04	$0.60	$0.03		$(0.15)
Diluted	$0.91	$1.03	$0.60	$0.03		$(0.15)
Weighted average shares used to compute net income (loss) per share:
Basic	14,656,753	14,996,496	14,960,920	14,798,154		14,671,638
Diluted	14,662,272	15,055,538	15,020,489	14,813,444		14,671,638
Cash dividends per common share	$0.24	$0.12	—	—		—
Additional Operating Data:
Number of stores:
Opened during period	18	13	8	1		4
Closed during period	6	3	2	9		2
Open at end of period	533	521	511	505		513
Selling square footage at end of period	5,839,232	5,683,032	5,543,954	5,467,021		5,500,698
Comparable store sales (decrease) increase (2)	(0.4)%	(0.1)%	7.5%	(1.6)	%(3)	(5.6)	%(3)
Average sales per store (4)	$1,319	$1,325	$1,321	$1,222		$1,279
Balance Sheet Data:
Cash and cash equivalents	$49,253	$39,116	$74,514	$58,928		$37,263
Short-term investments	38,026	32,671	15,850	6,004		12,771
Long-term investments	26,691	30,890	22,447	19,777		5,754
Total assets	332,514	314,508	318,373	291,308		292,145
Total liabilities	108,923	102,274	107,751	92,437		96,174
Total stockholders’ equity	223,591	212,234	210,622	198,871		195,971

(1)

Our fiscal year ends on the Saturday closest to January 31 of each year. The years ended January 28, 2017, January 30, 2016, January 31, 2015, February 1, 2014 and February 2, 2013 are referred to as fiscal 2016, 2015, 2014, 2013 and 2012, respectively.   Fiscal 2012 is comprised of 53 weeks, while fiscal years 2016, 2015, 2014 and 2013 are each comprised of 52 weeks.

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

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are an off-price retailer of urban fashion apparel and accessories for the entire family. Our merchandise offerings are designed to appeal to the preferences of fashion conscious consumers, particularly African-Americans. As of January 28, 2017, we operated 533 stores in both urban and rural markets in 31 states.

After opening eighteen new stores in fiscal 2016, we plan to open approximately twenty in fiscal 2017.

Basis of the Presentation

Net sales consist of store sales and layaway fees, net of returns by customers. Cost of sales consists of the cost of products we sell and associated freight costs. Depreciation is not considered a component of cost of sales and is included as a separate line item in the consolidated statements of operations. Selling, general and administrative expenses are comprised of store costs, including payroll and occupancy costs, corporate and distribution center costs and advertising costs. We operate on a 52- or 53-week fiscal year, which ends on the Saturday closest to January 31. Each of our fiscal quarters consists of four 13-week periods, with an extra week added to the fourth quarter every five to six years.  The years ended January 28, 2017, January 30, 2016, January 31, 2015, February 1, 2014 and February 2, 2013 are referred to as fiscal 2016, 2015, 2014, 2013 and 2012, respectively. Fiscal 2012 is comprised of 53 weeks, while fiscal years 2016, 2015, 2014 and 2013 are each comprised of 52 weeks.

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

Net Sales and Additional Operating Data

The following table sets forth, for the periods indicated, selected consolidated statement of operations data expressed both in dollars and as a percentage of net sales:

	Fiscal Year Ended
	January 28,		January 30,		January 31,
	2017		2016		2015
	(dollars in thousands)
Statement of Operations Data
Net sales	$695,175	100.0%	$683,791	100.0%	$670,840	100.0%

Cost of sales (exclusive of depreciation shown separately below)	(428,167)	(61.6)%	(416,779)	(61.0)%	(418,416)	(62.4)%
Selling, general and administrative expenses	(230,666)	(33.2)%	(224,218)	(32.8)%	(221,041)	(32.9)%
Depreciation	(17,090)	(2.5)%	(18,577)	(2.7)%	(20,177)	(3.0)%
Asset impairment	(313)	(0.0)%	—	0.0%	(83)	0.0%

Income from operations	18,939	2.7%	24,217	3.5%	11,123	1.7%
Interest income	571	0.1%	339	0.0%	187	0.0%
Interest expense	(159)	(0.0)%	(242)	(0.0)%	(200)	(0.0)%
Income before income taxes	19,351	2.8%	24,314	3.5%	11,110	1.6%
Income tax expense	(6,020)	(0.9)%	(8,787)	(1.3)%	(2,144)	(0.3)%

Net income	$13,331	1.9%	$15,527	2.3%	$8,966	1.3%

The following table provides information, for the years indicated, about the number of total stores open at the beginning of the year, stores opened and closed during each year, total stores open at the end of each year and the change in comparable store sales for each year:

	Fiscal Year Ended
	January 28,	January 30,	January 31,
	2017	2016	2015

Total stores open, beginning of year	521	511	505
New stores	18	13	8
Closed stores	(6)	(3)	(2)
Total stores open, end of year	533	521	511

Comparable store sales (decrease) increase (1)	(0.4)%	(0.1)%	7.5%

(1)

Stores included in the comparable store sales calculation for any year are those stores that were opened prior to the beginning of the preceding fiscal year and were still open at the end of such year. Relocated stores and expanded stores are included in the comparable store sales results.

Key Operating Statistics

We measure performance using key operating statistics. One of the main performance measures we use is comparable store sales growth. We define a comparable store as a store that has been open for an entire fiscal year. Therefore, a store will not be considered a comparable store until its 13th month of operation at the earliest or until its 24th month at the latest. As an example, stores opened in fiscal 2015 and fiscal 2016 were not considered comparable stores in fiscal 2016. Relocated and expanded stores are included in the comparable store sales results. We also use other operating statistics, most notably average sales per store, to measure our performance. As we typically occupy existing space in established shopping centers rather than sites built specifically for our stores, store square footage (and therefore sales per square foot) varies by store. We focus on overall store sales volume as the critical driver of profitability. In addition to sales, we measure cost of sales as a percentage of sales and store operating expenses, with a particular focus on labor, as a percentage of sales. These results translate into store level contribution, which we use to evaluate overall performance of each individual store. Finally, we monitor corporate expenses against budgeted amounts.  All of the statistics discussed above are critical components of earnings before interest, taxes, depreciation and amortization (“EBITDA”) and Adjusted

EBITDA (comprised of EBITDA, excluding non-cash asset impairment expense), which are considered our most important operating statistics.  Although EBITDA and Adjusted EBITDA provide useful information on an operating cash flow basis, they are limited measures in that they exclude the impact of cash requirements for capital expenditures, income taxes and interest expense and should not be regarded as comparable to similarly titled measures used by other companies.  Therefore, EBITDA and Adjusted EBITDA should be used as supplements to results of operations and cash flows as reported under generally accepted accounting principles (“GAAP”) and should not be used as the only measures of operating performance or as a substitute for GAAP results.

Provided below is a reconciliation of net income to EBITDA and to Adjusted EBITDA for fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015:

	Fiscal Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015
	(dollars in thousands)
Net income	$13,331	$15,527	$8,966

Plus:
Interest expense	159	242	200
Income tax expense	6,020	8,787	2,144
Depreciation	17,090	18,577	20,177

Less:
Interest income	(571)	(339)	(187)
EBITDA	36,029	42,794	31,300

Asset impairment	313	—	83
Adjusted EBITDA	$36,342	$42,794	$31,383

Fiscal 2016 Compared to Fiscal 2015

Net Sales. Net sales increased $11.4 million, or 1.7%, to $695.2 million in fiscal 2016 from $683.8 million in fiscal 2015, consisting of the opening of eighteen stores in 2016 and thirteen stores in 2015, partially offset by the closing of six stores in 2016 and three stores in 2015 and a 0.4% decrease in comparable store sales.  The decrease in comparable store sales was reflected in a 6.1% decrease in the average unit sale, partially offset by a 4.6% increase in the average number of items per transaction and a 1.1% increase in the number of customer transactions.  Comparable store sales changes, by major merchandise class, were as follows:  Home +28%; Accessories +3%; Men’s +1%; Ladies’ -4%; and Children’s -6%.

Store opening and closing activity resulted in a net increase of $14.2 million in sales, while the 0.4% comparable store sales decrease in the 502 comparable stores totaled $2.8 million.

Cost of Sales (exclusive of depreciation). Cost of sales (exclusive of depreciation) increased $11.4 million, or 2.7%, to $428.2 million in fiscal 2016 from $416.8 million in fiscal 2015 due to the effect of the increase in sales discussed above and an increase in cost of sales as a percentage of sales to 61.6% in fiscal 2016 from 61.0% in fiscal 2015.  The increase in cost of sales as a percentage of sales was due to a 20 basis points decrease in the core merchandise margin (initial mark-up, net of markdowns) caused by the challenging comparable store sales results, together with increases of 20 basis points in both shrinkage and freight costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $6.5 million, or 2.9%, to $230.7 million in fiscal 2016 from $224.2 million in fiscal 2015 due to the opening of eighteen new stores in 2016 and thirteen stores in 2015, together with normal inflationary pressure on expenses such as payroll and rent and a $0.9 million benefit from a legal recovery last year.  These factors that caused the increase in selling, general and administrative expenses were partially offset by a $4.0 million decrease in incentive compensation expense resulting from the diminished operating results and a $2.2 million decrease in employee medical and workers’ compensation claims.  Selling, general and administrative expenses as a percentage of sales increased to 33.2% in fiscal 2016 from 32.8% in fiscal 2015 due primarily to the deleveraging effect resulting from lower comparable store sales.

Depreciation. Depreciation expense decreased $1.5 million, or 8.0%, to $17.1 million in fiscal 2016 from $18.6 million in fiscal 2015, due to the slowing of our store opening pace in relation to previous years.

Asset Impairment. Impairment charges related to property and equipment at underperforming stores totaled $0.3 million and $0.0 million in fiscal 2016 and 2015, respectively.

Income Tax Expense.  Income tax expense decreased $2.8 million to $6.0 million in fiscal 2016 from $8.8 million in fiscal 2015 due to pretax income decreasing $4.9 million, accompanied by a decrease in the effective income tax rate to 31.1% from 36.1%.  The decrease in the effective tax rate from last year was due to an increase in work opportunity tax credits.

Net Income.  Net income was $13.3 million in fiscal 2016 and $15.5 million in fiscal 2015, due to the factors discussed above.

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

Liquidity and Capital Resources

Our cash requirements are primarily for working capital and for capital expenditures for our stores, distribution infrastructure and information systems. Historically, we have met these cash requirements from cash flow from operations, short-term trade credit and borrowings under our revolving lines of credit.  We expect to be able to meet future cash requirements with cash flow from operations, short-term trade credit and existing balances of cash and investment securities and, if necessary, borrowings under our revolving credit facility (described below). In fiscal 2016, there was no need to borrow under the credit facility. Due to our strong cash and cash equivalents position as of January 28, 2017 ($49.3 million), we believe that we will likely not have to borrow under the credit facility during fiscal 2017.

Cash Flows

Fiscal 2016 Compared to Fiscal 2015

As of January 28, 2017, we had total cash and cash equivalents of $49.3 million, compared with $39.1 million as of January 30, 2016.  Additionally, we had $38.0 million and $26.7 million of short-term and long-term investment securities, respectively, as of January 28, 2017, compared with $32.7 million and $30.9 million, respectively, as of January 30, 2016.  These securities are comprised of bank certificates of deposit and obligations of the U.S. Treasury, states and municipalities.

Inventory represented 40.5% of our total assets as of January 28, 2017, compared with 43.6% as of January 30, 2016.  Management’s ability to manage our inventory can have a significant impact on our cash flows from operations during a given interim period or fiscal year.  In addition, inventory purchases can be seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise.

Cash Flows Provided by Operating Activities.  Net cash provided by operating activities was $39.7 million in fiscal 2016 compared with $27.5 million in fiscal 2015.  Net income, adjusted for noncash expenses such as depreciation, asset impairment, loss on disposal of property and equipment, insurance proceeds from operating activities, deferred income taxes and stock-based compensation expense, provided cash of $36.3 million in fiscal 2016 (compared with $39.0 million in fiscal 2015).  Other significant sources of cash provided by operating activities in fiscal 2016 included (1) an $8.0 million increase in accounts payable (compared with a $5.0 million decrease in fiscal 2015) due primarily to $5.4 million more in merchandise purchases in December and January this year over last year; since this higher level of purchases occurred in the last two months of the fiscal year, all such purchases would have still been in accounts payable as of January 28, 2017; the relationship between inventory and accounts payable was distorted due to a higher level of next-season-buy inventory at the end of fiscal 2015, with such merchandise being already paid for since it was purchased earlier than 60 days before year end; and (2) a $1.7 million decrease in inventory (compared with a $6.0 million increase in fiscal 2015) due primarily to the aforementioned reduction in next-season-buy inventory, partially offset by having twelve more stores than at the previous year end. Significant uses of cash included (1) a $4.2 million decrease in accrued compensation (compared with a $1.9 million decrease in fiscal 2015) primarily as a result of lower incentive compensation accruals this year due to diminished financial performance relative to budget in 2016; and (2) a $1.7 million increase in prepaid and other current assets (compared with a $2.4 million decrease in fiscal 2015) due to an increase in receivables related to tenant improvement allowances due from landlords for new and expanded or relocated stores opened in the fourth quarter of fiscal 2016.

Cash Flows Used in Investing Activities.  Cash used in investing activities was $24.7 million in fiscal 2016 compared with $44.9 million in fiscal 2015.  Cash used for the purchase of property and equipment was $23.9 million in fiscal 2016 and $19.6 million in fiscal 2015, with the increase resulting primarily from opening more stores in fiscal 2016, together with capital expenditures made to expand the Roland distribution center and enhance markdown equipment in all stores.  Purchases of investment securities, net of sales/redemptions, used cash of $1.2 million in fiscal 2016 and $25.3 million in fiscal 2015.

Cash Flows Used in Financing Activities. Cash used in financing activities was $4.9 million in fiscal 2016 compared with $18.0 million in fiscal 2015. Dividends paid to stockholders in fiscal 2016 used cash of $3.5 million.  Cash used for the repurchase of common stock totaled $15.0 million in fiscal 2015.

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

Liquidity Sources and Requirements and Contractual Cash Requirements and Commitments

Our principal sources of liquidity consist of: (i) cash and cash equivalents (which equaled $49.3 million as of January 28, 2017); (ii) short-term and long-term investment securities (which equaled $38.0 million and $26.7 million, respectively, as of January 28, 2017); (iii) short-term trade credit; (iv) cash generated from operations on an ongoing basis as we sell our merchandise inventory; and (v) a $50 million revolving credit facility. Trade credit represents a significant source of financing for inventory purchases and arises from customary payment terms and trade practices with our vendors.  Historically, our principal liquidity requirements have been for working capital and capital expenditure needs.

We believe that our existing sources of liquidity will be sufficient to fund our operations and anticipated capital expenditures for at least the next 12 months.

We anticipate that capital expenditures will be approximately $25 million in fiscal 2017, including amounts related to approximately twenty new stores that we plan to open in fiscal 2017.  We plan to finance these capital expenditures with cash flow from operations and existing cash balances.

The following table discloses aggregate information about our contractual obligations as of January 28, 2017 and the periods in which payments are due:

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
	(in thousands)
Contractual obligations:
Operating leases (1)	$147,497	$42,751	$67,822	$32,496	$4,428
Purchase obligations	94,128	94,128	—	—	—
Total contractual cash obligations	$241,625	$136,879	$67,822	$32,496	$4,428

(1)

Represents fixed minimum rents in stores and does not include incremental rents which are computed as a percentage of net sales. For example, in fiscal 2016 incremental percentage rent was approximately $0.4 million, which represented 0.8% of total rent expense.

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

Operating Leases. We lease our stores under operating leases, which generally have an initial term of five years with renewal options. The typical store lease requires a combination of both fixed monthly rents and contingent rents computed as a percentage of net sales after a certain sales threshold has been met. For fiscal 2016, rent expense was $50.7 million compared with $47.1 million in fiscal 2015 (including $0.4 million and $0.5 million of contingent rent, respectively, in fiscal 2016 and 2015).

Purchase Obligations. As of January 28, 2017, we had purchase obligations of $94.1 million, all of which were for less than one year. These purchase obligations consist of outstanding merchandise orders.

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

Inventory

Inventory is stated at the lower of cost (first-in, first-out basis) or market as determined by the retail inventory method for store inventory and the average cost method for distribution center inventory. Under the retail inventory method, the cost of inventory is determined by calculating a cost-to-retail ratio and applying it to the retail value of inventory. Inherent in the retail inventory calculation are certain significant management judgments and estimates, including, among others, merchandise markups, markdowns and shrinkage, which impact the ending inventory valuation at cost as well as resulting cost of sales. Merchandise markdowns are reflected in the inventory valuation when the price of an item is lowered in the stores. As a result, we believe the retail inventory method results in a more conservative inventory valuation than other accounting methods. We estimate and record an allowance for shrinkage for the period between the last physical count and the balance sheet date. The estimate of shrinkage can be affected by changes in actual shrinkage trends. Inventory shrinkage as a percentage of sales was 1.3% for fiscal 2016, compared to 1.2% in the prior two fiscal years. The allowance for estimated inventory shrinkage was $3.1 million as of January 28, 2017 and $2.6 million as of January 30, 2016.  Many retailers have arrangements with vendors that provide for rebates and allowances under certain conditions, which ultimately affect the value of the inventory. We do not generally enter into such arrangements with our vendors. There were no material changes in the estimates or assumptions related to the valuation of inventory during fiscal 2016.

Property and Equipment, net

We have a significant investment in property and equipment stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the lesser of the estimated useful lives (primarily three to five years for computer equipment and furniture, fixtures and equipment, five years for leasehold improvements, seven years for major purchased software systems, and fifteen to twenty years for buildings and building improvements) of the related assets or the relevant lease term. Any reduction in these estimated useful lives would result in a higher annual depreciation expense for the related assets. There were no material changes in the estimates or assumptions related to the valuation and classification of property and equipment during fiscal 2016.

Impairment of Long-Lived Assets

We continually evaluate whether events and changes in circumstances warrant revised estimates of the useful lives or recognition of an impairment loss for long-lived assets. If facts and circumstances indicate that a long-lived asset may be impaired, the carrying value is reviewed. If this review indicates that the carrying value of the asset will not be recovered as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value. Non-cash impairment losses related to leasehold improvements and fixtures and equipment at underperforming stores totaled $0.3 million, $0.0 million and $0.1 million in fiscal 2016, 2015 and 2014, respectively. Impairment losses in the future are dependent on a number of factors such as site selection and general economic trends on a localized, regional, or national basis, and thus could be significantly different from historical results. To the extent our estimates for net sales, cost of sales and store expenses are not realized, future assessments of recoverability could result in impairment charges.  There were no changes in our impairment loss methodology during fiscal 2016.

Insurance Liabilities

We are largely self-insured for workers’ compensation costs and employee medical claims.  Our self-insurance liabilities are based on the total estimated costs of claims filed and estimates of claims incurred but not reported, less amounts paid against such claims.  We use current and historical claims data, together with information from actuarial studies, in developing our estimates.  The insurance liabilities we record are primarily influenced by the frequency and severity of claims and the Company’s growth.  If the underlying facts and circumstances related to the claims change, then we may be required to record more or less expense which could be material in relation to our results of operations.  Our self-insurance liabilities totaled $2.8 million ($1.4 million current and $1.4 million noncurrent) as of January 28, 2017 and $3.6 million ($2.3 million current and $1.3 million noncurrent) as of January 30, 2016. There were no material changes in the estimates or assumptions related to insurance liabilities during fiscal 2016.

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

Certain leases provide for contingent rents that are not measurable at inception. These contingent rents are primarily based on a percentage of net sales that are in excess of a predetermined level. These amounts are excluded from minimum rent and are included in the determination of total rent expense when it is probable that the expense has been incurred and the amount is reasonably estimable. There were no material changes in the estimates or assumptions related to operating leases during fiscal 2016.

Accounting for Income Taxes

We account for income taxes under the asset and liability method. The computation of income taxes is subject to estimation due to the judgment required and the uncertainty related to the recoverability of deferred tax assets or the outcome of tax audits. We adjust our income tax provision in the period it is determined that actual results will differ from our estimates. Tax law and rate changes are reflected in the income tax provision in the year in which such changes are enacted.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making an assessment as to the realization of these assets.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible and income tax credits and net operating losses may be utilized, management may determine that some or all of the Company’s deferred tax assets may not ultimately be deductible and income tax credits and net operating losses may expire unused.  Should such an assessment be made, a valuation allowance against some or all of the Company’s $9.1 million in deferred tax assets would have to be recorded with a resulting charge to income tax expense.  There were no material changes in the estimates or assumptions related to income taxes during fiscal 2016.

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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to financial market risks related to changes in interest rates earned on our investments. We cannot predict market fluctuations in interest rates. As a result, future results may differ materially from estimated results due to changes in interest rates. A hypothetical 100 basis point change in prevailing market interest rates would not have materially impacted our financial position, results of operations or cash flows for fiscal 2016. We do not engage in financial transactions for trading or speculative purposes and have not entered into any interest rate hedging contracts. Interest rates on our credit facility did not impact us in fiscal 2016 because we did not borrow during the year.

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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item and the report of the independent accountant thereon required by Item 14(a)(2) appear beginning on page F-2 of this Report.  See accompanying Index to the consolidated financial statements on page F-1. The supplementary financial data required by Item 302 of Regulation S-K appears in note 11 to the consolidated financial statements.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended January 28, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.OTHER INFORMATION

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item with respect to our executive officers and directors, compliance by our directors, executive officers and certain beneficial owners of our common stock with Section 16(a) of the Exchange Act, the committees of our Board of Directors, our Audit Committee Financial Expert and our Code of Ethics is incorporated herein by reference to information under the captions entitled “Board of Directors and Committees of the Board of Directors,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance”  in our definitive proxy statement (to be filed hereafter) in connection with our 2017 Annual Meeting of Stockholders and possibly elsewhere in the proxy statement (or will be filed by amendment to this Report).

ITEM 11.EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to information under the captions entitled “Executive Compensation,” “Board of Directors and Committees of the Board of Directors” and “Compensation Committee Report” in our definitive proxy statement (to be filed hereafter) in connection with our 2017 Annual Meeting of Stockholders and possibly elsewhere in the proxy statement (or will be filed by amendment to this Report).

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item with respect to ownership of our common stock is incorporated herein by reference to the information under the caption entitled “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement (to be filed hereafter) in connection with our 2017 Annual Meeting of Stockholders and possibly elsewhere in the proxy statement (or will be filed by amendment to this Report).

Equity Compensation Plan Information.  The following table represents those securities authorized for issuance as of January 28, 2017 under our existing equity compensation plans.

Number of securities
remaining available for
	Number of securities to	Weighted average	future issuance under
	be issued upon exercise	exercise price of	equity compensation
	of outstanding options,	outstanding options,	plans (excluding
	warrants and rights (1)	warrants and rights (2)	securities reflected in
Plan category	(a)	(b)	column (a)) (3) (c)
Equity compensation plans approved by security holders	—	$—	946,635
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	946,635

(1)

The Citi Trends, Inc. 2012 Incentive Plan (the “2012 Plan”) became effective in May 2012 as a successor to the 2005 Plan.  The 2012 Plan provides for the issuance of up to 1,600,000 shares of common stock, plus a number of additional shares (not to exceed 300,000) underlying awards outstanding under prior plans that later terminate or expire unexercised.  Such shares will be issued upon the exercise of stock options or as awards of nonvested restricted stock and other performance awards. Does not include nonvested restricted stock grants issued under the 2012 Plan totaling 217,968, respectively.  No options were outstanding under the 2005 or 2012 Plans as of January 28, 2017.

(2)	The weighted average exercise price is for options only and does not include nonvested restricted stock.

(3)	Consists of shares available for awards of options, restricted stock and other performance awards under the 2012 Plan.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information under the captions entitled “Certain Relationships and Related Party Transactions” and “Board of Directors and Committees of the Board of Directors” in our definitive proxy statement (to be filed hereafter) in connection with our 2017 Annual Meeting of Stockholders and possibly elsewhere in the proxy statement (or will be filed by amendment to this Report).

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information under the caption entitled “Ratification of Independent Registered Public Accounting Firm” in our definitive proxy statement (to be filed hereafter) in connection with our 2017 Annual Meeting of Stockholders and possibly elsewhere in the proxy statement (or will be filed by amendment to this Report).

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)Financial Statements

See accompanying Financial Statements beginning on page F-1.

(a)(2)Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, are inapplicable or the information is included in the Financial Statements, and therefore, have been omitted.

(a)(3)Exhibits

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

*10.3	Form of Restricted Stock Award Agreement for Directors under the 2005 Plan (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended February 3, 2007)

*10.4	Form of Stock Option Agreement for Employees under the 2005 Plan (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended February 3, 2007)

*10.5	Form of Stock Option Agreement for Directors under the 2005 Plan (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended February 3, 2007)

*10.6	Offer Letter to Ivy Council dated December 6, 2006 (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended February 2, 2008)

*10.7	Offer Letter to Bruce D. Smith dated March 5, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2007)

*10.8	Citi Trends, Inc. Annual Incentive Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2009)

Exhibit No.	Description

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

Exhibit No.	Description
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

21.1	Subsidiary of the Registrant

23.1	Consent of KPMG LLP

31.1	Certification of Bruce D. Smith, Acting Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification of Bruce D. Smith, Acting Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial statements from Citi Trends, Inc.’s Annual Report on Form 10-K for the year ended January 28, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders’ Equity and (v) Notes to Consolidated Financial Statements.

*Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITI TRENDS, INC.

(Registrant)

Date April 3, 2017	By	/s/ Bruce D. Smith
Bruce D. Smith
Acting Chief Executive Officer, Chief Operating Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bruce D. Smith	Acting Chief Executive Officer,	April 3, 2017
Bruce D. Smith	Chief Operating Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

/s/ R. Edward Anderson	Executive Chairman of the Board of Directors	April 3, 2017
R. Edward Anderson

/s/ Brian P. Carney	Director	April 3, 2017
Brian P. Carney

/s/ Laurens M. Goff	Director	April 3, 2017
Laurens M. Goff

/s/ Lawrence E. Hyatt	Director	April 3, 2017
Lawrence E. Hyatt

/s/ Barbara Levy	Director	April 3, 2017
Barbara Levy

/s/ John S. Lupo	Director	April 3, 2017
John S. Lupo

Citi Trends, Inc.

Index to Consolidated Financial Statements

CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED JANUARY 28, 2017, JANUARY 30, 2016 AND JANUARY 31, 2015

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

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we assessed the effectiveness of our internal control over financial reporting as of January 28, 2017, based on the criteria described in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our management concluded that our internal control over financial reporting was effective based on those criteria as of January 28, 2017.

Our independent registered public accounting firm, KPMG LLP, audited the effectiveness of our internal control over financial reporting as of January 28, 2017, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Citi Trends, Inc.:

We have audited the accompanying consolidated balance sheets of Citi Trends, Inc. and subsidiary as of January 28, 2017 and January 30, 2016, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years ended January 28, 2017, January 30, 2016, and January 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citi Trends, Inc. and subsidiary as of January 28, 2017 and January 30, 2016, and the results of its operations and its cash flows for each of the years ended January 28, 2017, January 30, 2016, and January 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Citi Trends, Inc.’s internal control over financial reporting as of January 28, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 3, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Jacksonville, Florida

April 3, 2017

Certified Public Accountants

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Citi Trends, Inc.:

We have audited Citi Trends, Inc.’s internal control over financial reporting as of January 28, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Citi Trends, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Citi Trends, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 28, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Citi Trends, Inc. and subsidiary as of January 28, 2017 and January 30, 2016, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years ended January 28, 2017, January 30, 2016, and January 31, 2015 and our report dated April 3, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Jacksonville, Florida
April 3, 2017

Certified Public Accountants

Citi Trends, Inc.

Consolidated Balance Sheets

January 28, 2017 and January 30, 2016

(in thousands, except share data)

	January 28,	January 30,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$49,253	$39,116
Short-term investment securities	38,026	32,671
Inventory	134,649	137,020
Prepaid and other current assets	13,749	12,201
Income tax receivable	1,635	1,285
Total current assets	237,312	222,293
Property and equipment, net	59,280	50,632
Long-term investment securities	26,691	30,890
Deferred tax asset	8,506	9,988
Other assets	725	705
Total assets	$332,514	$314,508

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$75,433	$67,419
Accrued expenses	15,584	14,603
Accrued compensation	8,921	13,097
Dividends payable	—	42
Layaway deposits	471	497
Total current liabilities	100,409	95,658
Other long-term liabilities	8,514	6,616
Total liabilities	108,923	102,274

Stockholders’ equity:
Common stock, $0.01 par value. Authorized 32,000,000 shares; 15,732,339 shares issued as of January 28, 2017 and 15,707,859 shares issued as of January 30, 2016; 14,899,151 shares outstanding as of January 28, 2017 and 14,874,671 shares outstanding as of January 30, 2016	155	154
Paid in capital	90,036	88,540
Retained earnings	148,585	138,725
Treasury stock, at cost; 833,188 shares held as of January 28, 2017 and January 30, 2016	(15,185)	(15,185)
Total stockholders’ equity	223,591	212,234

Commitments and contingencies (note 9)
Total liabilities and stockholders’ equity	$332,514	$314,508

See accompanying notes to consolidated financial statements

Citi Trends, Inc.

Consolidated Statements of Operations

Years Ended January 28, 2017, January 30, 2016, and January 31, 2015

(in thousands, except per share data)

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Net sales	$695,175	$683,791	$670,840

Cost of sales (exclusive of depreciation shown separately below)	(428,167)	(416,779)	(418,416)
Selling, general and administrative expenses	(230,666)	(224,218)	(221,041)
Depreciation	(17,090)	(18,577)	(20,177)
Asset impairment	(313)	—	(83)
Income from operations	18,939	24,217	11,123
Interest income	571	339	187
Interest expense	(159)	(242)	(200)
Income before income taxes	19,351	24,314	11,110
Income tax expense	(6,020)	(8,787)	(2,144)
Net income	$13,331	$15,527	$8,966

Basic net income per common share	$0.91	$1.04	$0.60
Diluted net income per common share	$0.91	$1.03	$0.60

Weighted average number of shares outstanding
Basic	14,657	14,996	14,961
Diluted	14,662	15,056	15,020

See accompanying notes to consolidated financial statements

Citi Trends, Inc.

Consolidated Statements of Cash Flows

Years Ended January 28, 2017, January 30, 2016, and January 31, 2015

(in thousands)

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Operating activities:
Net income	$13,331	$15,527	$8,966
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,090	18,577	20,177
Asset impairment	313	—	83
Deferred income taxes	1,482	699	956
Loss on disposal of property and equipment	290	31	23
Insurance proceeds related to operating activities	847	—	—
Noncash stock-based compensation expense	2,923	4,148	4,007
Excess tax benefits from stock-based payment arrangements	(168)	(1,312)	(342)
Changes in assets and liabilities:
Inventory	1,665	(5,963)	(4,556)
Prepaid and other current assets	(1,689)	2,403	(3,383)
Other assets	(20)	(67)	48
Accounts payable	8,009	(5,000)	12,082
Accrued expenses and other long-term liabilities	54	(568)	(3,016)
Accrued compensation	(4,176)	(1,899)	5,448
Income tax receivable	(182)	1,000	(237)
Layaway deposits	(26)	(88)	70
Net cash provided by operating activities	39,743	27,488	40,326

Investing activities:
Purchases of investment securities	(44,882)	(44,310)	(22,183)
Sales/redemptions of investment securities	43,726	19,046	9,667
Purchases of property and equipment	(23,932)	(19,601)	(11,002)
Insurance proceeds related to investing activities	421	—	—
Net cash used in investing activities	(24,667)	(44,865)	(23,518)

Financing activities:
Excess tax benefits from stock-based payment arrangements	168	1,312	342
Cash used to settle withholding taxes on stock option exercises and the vesting of nonvested restricted stock	(1,594)	(2,586)	(1,592)
Proceeds from the exercise of stock options	—	70	28
Dividends paid to stockholders	(3,513)	(1,797)	—
Repurchase of common stock	—	(15,020)	—
Net cash used in financing activities	(4,939)	(18,021)	(1,222)
Net increase (decrease) in cash and cash equivalents	10,137	(35,398)	15,586

Cash and cash equivalents:
Beginning of year	39,116	74,514	58,928
End of year	$49,253	$39,116	$74,514

Supplemental disclosures of cash flow information:
Cash paid for interest	$127	$127	$134
Cash payments of income taxes	$4,720	$7,088	$1,425
Supplemental disclosures of noncash investing activities:
Accrual for purchases of property and equipment	$2,830	$2,036	$730

See accompanying notes to consolidated financial statements

Citi Trends, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended January 28, 2017, January 30, 2016, and January 31, 2015

(in thousands, except share amounts)

	Common Stock		Paid in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balances —February 1, 2014	15,604,805	$150	$82,815	$116,071	165,750	$(165)	$198,871
Exercise of stock options	2,000	—	28	—	—	—	28
Vesting of nonvested shares and restricted stock units	28,671	3	—	—	—	—	3
Excess tax benefits from stock based payment arrangements	—	—	342	—	—	—	342
Issuance of nonvested shares to employees and directors under incentive plan	234,596	—	—	—	—	—	—
Forfeiture of nonvested shares by employees and directors	(37,775)	—	—	—	—	—	—
Stock-based compensation expense	—	—	4,007	—	—	—	4,007
Net share settlement of nonvested shares	(88,680)	(1)	(1,594)	—	—	—	(1,595)
Net income	—	—	—	8,966	—	—	8,966
Balances —January 31, 2015	15,743,617	152	85,598	125,037	165,750	(165)	210,622
Exercise of stock options	5,000	—	70	—	—	—	70
Vesting of nonvested shares and restricted stock units	6,135	3	—	—	—	—	3
Excess tax benefits from stock based payment arrangements	—	—	1,312	—	—	—	1,312
Issuance of nonvested shares to employees and directors under incentive plan	68,607	—	—	—	—	—	—
Forfeiture of nonvested shares by employees and directors	(14,591)	—	—	—	—	—	—
Stock-based compensation expense	—	—	4,148	—	—	—	4,148
Net share settlement of nonvested shares	(100,909)	(1)	(2,588)	—	—	—	(2,589)
Repurchase of common stock	—	—	—	—	667,438	(15,020)	(15,020)
Dividends paid to stockholders	—	—	—	(1,839)	—	—	(1,839)
Net income	—	—	—	15,527	—	—	15,527
Balances —January 30, 2016	15,707,859	154	88,540	138,725	833,188	(15,185)	212,234
Vesting of nonvested shares	—	2	—	—	—	—	2
Excess tax benefits from stock based payment arrangements	—	—	168	—	—	—	168
Issuance of nonvested shares to employees and directors under incentive plan	134,710	—	—	—	—	—	—
Forfeiture of nonvested shares by employees and directors	(25,018)	—	—	—	—	—	—
Stock-based compensation expense	—	—	2,923	—	—	—	2,923
Net share settlement of nonvested shares	(85,212)	(1)	(1,595)	—	—	—	(1,596)
Dividends paid to stockholders	—	—	—	(3,471)	—	—	(3,471)
Net income	—	—	—	13,331	—	—	13,331
Balances—January 28, 2017	15,732,339	$155	$90,036	$148,585	833,188	$(15,185)	$223,591

See accompanying notes to consolidated financial statements

Citi Trends, Inc.

Notes to Consolidated Financial Statements

January 28, 2017, January 30, 2016 and January 31, 2015

(1)      Organization and Business

Citi Trends, Inc. and its subsidiary (the “Company”) operate as an off-price retailer of urban fashion apparel and accessories for the entire family. As of January 28, 2017, the Company operated 533 stores in 31 states.

(2)      Summary of Significant Accounting Policies

(a)  Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany transactions and balances have been eliminated in consolidation.

(b)  Fiscal Year

The Company’s fiscal year ends on the Saturday closest to January 31 of each year. The years ended January 28, 2017, January 30, 2016 and January 31, 2015 are referred to as fiscal 2016, fiscal 2015 and fiscal 2014, respectively, in the accompanying consolidated financial statements.

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

(f)  Impairment of Long-Lived Assets

If facts and circumstances indicate that a long-lived asset may be impaired, the carrying value is reviewed. If this review indicates that the carrying value of the asset will not be recovered as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value. Non-cash impairment expense related primarily to leasehold improvements and fixtures and equipment at underperforming stores totaled $0.3 million, $0.0 million and $0.1 million in fiscal  2016, 2015 and 2014, respectively.

(g)  Insurance Liabilities

The Company is largely self-insured for workers’ compensation costs and employee medical claims.  The Company’s self-insured retention or deductible, as applicable, for each claim involving workers’ compensation and employee medical is limited to $250,000 and $100,000, respectively.  Self-insurance liabilities are based on the total estimated costs of claims filed and estimates of claims incurred but not reported, less amounts paid against such claims.  Current and historical claims data, together with information from actuarial studies, are used in developing the estimates.  The insurance liabilities that are recorded are primarily influenced by the frequency and severity of claims and the Company’s growth.  If the underlying facts and circumstances related to the claims change, then the Company may be required to record more or less expense which could be material in relation to results of operations.

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

(i)  Revenue Recognition

Revenue from retail sales net of sales taxes is recognized at the time the customer takes possession of and pays for merchandise, less an allowance for returns. The Company allows customers to return merchandise for up to thirty days after the date of sale and the Company reduces revenues for each fiscal year using a combination of actual and estimated return information for the returns in the thirty days after the year ends. The provision for returns was $0.1 million as of January 28, 2017 and January 30, 2016.  Revenue from layaway sales is recognized when the customer has paid for and received the merchandise. If the merchandise is not fully paid for within sixty days, the customer is given a store credit for merchandise payments made, less a re-stocking and layaway service fee. Such fees, which are non-refundable, are recognized in revenue when collected. Proceeds from the sale of gift cards are deferred until the customers use the cards to purchase merchandise.  No amounts have yet been amortized into income for gift cards that were sold and are not expected to be redeemed (“breakage”) due to the relative immateriality of the total gift card liability ($0.8 million as of January 28, 2017 and $0.6 million as of January 30, 2016) and requirements to escheat certain amounts to the state in which the gift card subsidiary is incorporated. All sales are from cash, check or major credit card company transactions. The Company does not offer company-sponsored customer credit accounts.

(j)  Cost of Sales

Cost of sales includes the cost of inventory sold during the period and transportation costs, including inbound freight related to inventory sold and freight from the distribution centers to the stores, net of discounts and allowances.  Distribution center costs, store occupancy expenses and advertising expenses are not considered components of cost of sales and are included as part of selling, general and administrative expenses.  Depreciation is also not considered a component of cost of sales and is included as a separate line item in the consolidated statements of operations.  Distribution center costs (exclusive of depreciation) for fiscal 2016, 2015 and 2014 were $17.2 million, $15.7 million and $14.2 million, respectively.

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

The following table provides a reconciliation of the number of average common shares outstanding used to calculate basic earnings per share to the number of common shares and common stock equivalents outstanding used in calculating diluted earnings per share for fiscal 2016, 2015 and 2014:

	2016	2015	2014
Average number of common shares outstanding	14,656,753	14,996,496	14,960,920
Incremental shares from assumed exercises of stock options	—	193	1,254
Incremental shares from assumed vesting of nonvested restricted stock	5,519	58,849	58,315
Average number of common shares and common stock equivalents outstanding	14,662,272	15,055,538	15,020,489

The dilutive effect of stock-based compensation arrangements is accounted for using the treasury stock method.  This method assumes that the proceeds the Company receives from the exercise of stock options are used to repurchase common shares in the market.  The

Company includes as assumed proceeds the amount of compensation cost attributed to future services and not yet recognized, and the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of outstanding options and vesting of nonvested restricted stock.  For fiscal 2016, 2015 and 2014, respectively, there were 4,000, 19,000 and 27,000 options outstanding to purchase shares of common stock excluded from the calculation of diluted earnings per share because of antidilution.  For fiscal 2016, 2015 and 2014, respectively, there were 237,000, 332,000 and 542,000 shares of nonvested restricted stock, respectively, excluded from the calculation of diluted earnings per share because of antidilution.

(l)  Advertising

The Company expenses advertising as incurred. Advertising expense for fiscal 2016, 2015 and 2014 was $2.5 million, $2.6 million and $2.4 million, respectively.

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

The Company is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The Company included a liability of $0.8 million as of January 28, 2017 and January 30, 2016 in other long-term liabilities, representing estimated expenses that would be incurred upon the termination of the Company’s operating leases.

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

(q)  Business Reporting Segments

The Company is an off-price retailer of urban fashion apparel and accessories for the entire family.  The retail operations represent a single operating segment based on the way the Company manages its business.  Operating decisions and resource allocation decisions are made at the Company level in order to maintain a consistent retail store presentation.  The Company’s retail stores sell similar products, use similar processes to sell those products, and sell their products to similar classes of customers. All sales and assets are located within the United States. The Company’s merchandise assortment by classification as a percentage of net sales for fiscal 2016, 2015 and 2014 is as follows:

	Percentage of Net Sales
	2016	2015	2014
Accessories	31%	30%	29%
Ladies’	24%	24%	24%
Children’s	23%	25%	26%
Men’s	17%	17%	17%
Home	5%	4%	4%

(r)  Recent Accounting Pronouncements

In May 2014 the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The guidance requires an entity to recognize revenue on contracts with customers relating to the transfer of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  To achieve this, an entity is required to identify the contract with a customer; identify the separate performance obligations in the contract; determine the transaction price; allocate the transaction price to the separate performance obligations in the contract; and recognize revenue when (or as) the entity satisfies each performance obligation.  In August of 2015, the FASB issued ASU 2015-14 which defers the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017 and interim periods in the year of adoption.  The Company may use either a full retrospective or modified retrospective approach to adopt these ASUs.  The Company is planning to adopt ASU 2014-09 in fiscal 2018 beginning February 4, 2018.  The Company is currently evaluating these ASUs including which transition approach to use, however, the Company does not expect adoption to have a material impact on its consolidated balance sheet, results of operations or cash flows.  Additionally, the Company does not anticipate any significant changes to business processes, controls or systems as a result of adopting the new standard.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic  330): Simplifying the Measurement of Inventory (“ASU 2015-11”).  ASU 2015-11 requires entities to measure inventory at the lower of cost or net realizable value, simplifying the current requirement that inventories be measured at the lower of cost or market. The ASU will not apply to inventories that are measured using the last-in, first-out method or retail inventory method. The guidance will be effective prospectively for annual periods, and interim periods within those annual periods, that begin after December 15, 2016. As the majority of the Company's inventory is accounted for under the retail inventory method, the adoption of this guidance is not expected to have a material impact on the Company's consolidated balance sheet, results of operations or cash flows.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”).  New guidance under ASU 2015-17 requires companies to classify deferred tax assets and liabilities on their balance sheets as noncurrent.  Existing accounting guidance requires companies to classify deferred tax assets and liabilities as current or noncurrent based on the classification of the underlying asset or liability.  The new standard is effective for financial statements issued for fiscal years beginning after December 15, 2016. ASU 2015-17 may be applied either prospectively or retrospectively, with early adoption permitted.  The Company early adopted ASU 2015-17 retrospectively as of April 30, 2016.  As a result, $4.8 million of deferred tax assets previously presented in current assets as of January 30, 2016 have been reclassified to noncurrent deferred tax assets in the consolidated balance sheet as of that date.  Adoption of this standard did not impact results of operations, retained earnings or cash flows in the current or previous years.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016–02”) which replaces the existing guidance in ASC 840, Leases. The new standard establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations.  The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and requires retrospective application. The Company will adopt ASU 2016-02 in fiscal 2019.  The Company is currently in the process of evaluating the new lease guidance to determine the ultimate impact, however, the Company is party to 533 leases for individual retail locations with an average remaining contractual rent period of 3.1 years, and therefore has determined that the adoption of the new lease standard will have a significant impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation: Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The new guidance will change how companies account for certain aspects of share-based payments to employees. Under existing accounting guidance, tax benefits and certain tax deficiencies arising from the vesting of share-based payments are recorded in additional paid-in-capital. The new guidance will require such benefits or deficiencies to be recognized as income tax benefits or expenses in the statement of operations.  Entities are required to apply the new guidance prospectively. The new standard is effective for fiscal years beginning after December 15, 2016.  The Company will adopt ASU 2016-09 in the first quarter of fiscal 2017.  The Company does not expect the provisions of the new guidance to have a material impact on its consolidated financial statements, except as it relates to the provision requiring the inclusion of excess tax benefits (deficits) as a component of income tax expense in the consolidated statement of operations. This provision will be applied prospectively and the impact will be dependent on the volume of future vestings of restricted stock and changes in the Company's stock price.

(3)      Property and Equipment, net

The components of property and equipment as of January 28, 2017 and January 30, 2016 are as follows (in thousands):

	January 28,	January 30,
	2017	2016
Land	$478	$246
Buildings	23,996	23,771
Leasehold improvements	88,585	81,705
Furniture, fixtures and equipment	118,105	109,865
Computer equipment	34,663	30,706
Construction in progress	6,195	3,623
	272,022	249,916
Accumulated depreciation	(212,742)	(199,284)
	$59,280	$50,632

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

As of January 28, 2017, the Company’s investment securities are classified as held-to-maturity since the Company has the intent and ability to hold the investments to maturity. Such securities are carried at amortized cost plus accrued interest and consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
Short-term:
Obligations of the U.S. Treasury (Level 1)	$9,995	$1	$—	$9,996
Obligations of states and municipalities (Level 2)	14,816	2	(1)	14,817
Bank certificates of deposit (Level 2)	13,215	—	—	13,215
	$38,026	$3	$(1)	$38,028
Long-term:
Obligations of the U. S. Treasury (Level 1)	$15,011	$—	$(51)	$14,960
Bank certificates of deposit (Level 2)	11,680	—	—	11,680
	$26,691	$—	$(51)	$26,640

The amortized cost and fair market value of investment securities as of January 28, 2017 by contractual maturity are as follows (in thousands):

		Fair
	Amortized	Market
	Cost	Value
Mature in one year or less	$38,026	$38,028
Mature after one year through five years	26,691	26,640
	$64,717	$64,668

As of January 30, 2016, the Company’s investment securities were classified as held-to-maturity and consisted of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
Short-term:
Obligations of the U. S. Treasury (Level 1)	$8,763	$3	$(1)	$8,765
Obligations of states and municipalities (Level 2)	2,930	2	—	2,932
Bank certificates of deposit (Level 2)	20,978	—	—	20,978
	$32,671	$5	$(1)	$32,675
Long-term:
Obligations of the U. S. Treasury (Level 1)	$20,002	$33	$(7)	$20,028
Bank certificates of deposit (Level 2)	10,888	—	—	10,888
	$30,890	$33	$(7)	$30,916

The amortized cost and fair market value of investment securities as of January 30, 2016 by contractual maturity were as follows (in thousands):

		Fair
	Amortized	Market
	Cost	Value
Mature in one year or less	$32,671	$32,675
Mature after one year through five years	30,890	30,916
	$63,561	$63,591

There were no changes among the levels in the three fiscal years ended January 28, 2017.

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

(6)      Income Taxes

Income tax (expense) benefit for fiscal 2016, 2015 and 2014 consists of the following (in thousands):

	2016	2015	2014
Current:
Federal	$(3,759)	$(6,805)	$(780)
State	(779)	(1,283)	(408)
Total current	(4,538)	(8,088)	(1,188)
Deferred:
Federal	(1,541)	(806)	(1,384)
State	59	107	428
Total deferred	(1,482)	(699)	(956)
Total income tax expense	$(6,020)	$(8,787)	$(2,144)

Income tax expense computed using the federal statutory rate is reconciled to the reported income tax expense as follows for fiscal 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Statutory rate applied to income before income taxes	$(6,773)	$(8,510)	$(3,889)
State income taxes, net of federal benefit	(903)	(950)	(364)
State tax credits	226	186	558
State tax credits - valuation allowance (net of federal benefit)	—	—	(159)
Tax exempt interest	20	6	127
General business credits	1,605	978	1,502
Excess compensation	—	(263)	—
Other	(195)	(234)	81
Income tax expense	$(6,020)	$(8,787)	$(2,144)

The components of deferred tax assets and deferred tax liabilities as of January 28, 2017 and January 30, 2016 are as follows (in thousands):

	January 28,	January 30,
	2017	2016
Deferred tax assets:
Deferred rent amortization	$722	$656
Inventory capitalization	2,895	2,707
Federal jobs credits	95	—
Book and tax depreciation differences	526	1,912
Vacation liability	921	918
State tax credits	2,161	2,063
Stock compensation	1,340	1,638
Legal expense reserve	407	513
Insurance liabilities	845	1,134
Other	481	380
Subtotal deferred tax assets	10,393	11,921
Less: State tax credits valuation allowance - net	(1,272)	(1,272)
Total deferred tax assets	9,121	10,649

Deferred tax liabilities:
Prepaid expenses	(615)	(661)
Total deferred tax liabilities	(615)	(661)
Net deferred tax asset	$8,506	$9,988

The Company files income tax returns in U.S. federal and state jurisdictions where it does business and is subject to examinations by the Internal Revenue Service (“IRS”) and other taxing authorities. With a few exceptions, the Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years prior to fiscal 2011.  The Company reviews and assesses uncertain tax positions, if any, with recognition and measurement of tax benefit based on a “more-likely-than-not” standard with respect to the ultimate outcome, regardless of whether this assessment is favorable or unfavorable.  As of January 28, 2017, there were no benefits taken on the Company’s income tax returns that do not qualify for financial statement recognition.   If a tax position does not meet the minimum statutory threshold to avoid payment of penalties and interest, a company is required to recognize an expense for the amount of the interest and penalty in the period in which the company claims or expects to claim the position on its tax return.  For financial statement purposes, companies are allowed to elect whether to classify such charges as either income tax expense or another expense classification.  Should such expense be incurred in the future, the Company will classify such interest as a component of interest expense and penalties as a component of income tax expense.

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

The effective income tax rate for fiscal 2016, 2015 and 2014 included the recognition of benefits arising from various federal and state tax credits.  Under current IRS and state income tax regulations, these credits may be carried back for two years or carried forward for periods up to 20 years.  The income tax benefit in fiscal 2016 included $1.8 million related to such credits.  The income tax benefit in fiscal 2015 included $1.2 million related to such credits.  The income tax benefit in fiscal 2014 included $2.1 million related to such credits, partially offset by the aforementioned $0.1 million increase in a valuation allowance.

(7)      Other Long-Term Liabilities

The components of other long-term liabilities as of January 28, 2017 and January 30, 2016 are as follows (in thousands):

	January 28,	January 30,
	2017	2016
Deferred rent	$1,810	$1,204
Tenant improvement allowances	4,554	3,321
Other	2,150	2,091
	$8,514	$6,616

(8)      Stockholders’ Equity

Repurchases of common stock

On August 18, 2015, the Company’s Board of Directors approved a program that authorized the purchase of up to $15.0 million in shares of the Company’s common stock.  The 2015 repurchase program was exhausted during the fourth quarter of 2015.  During 2015, the Company repurchased 667,438 shares of its common stock in the open market at an aggregate cost of $15.0 million.  As of January 28, 2017, there were no additional shares which could be repurchased pursuant to the Board of Directors’ authorization.

Dividends

In fiscal 2016, we paid four quarterly dividends of $0.06 per common share on March 15, 2016, June 14, 2016, September 13, 2016 and December 13, 2016.  In fiscal 2015, we paid two quarterly dividends of $0.06 per common share on September 15, 2015 and December 15, 2015.  On February 7, 2017, the Company’s Board of Directors declared a dividend of $0.06 per common share, which was paid on March 14, 2017 to stockholders of record as of February 28, 2017. Any determination to declare and pay cash dividends for future quarters will be made by the Board of Directors.

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

Shares of time-based nonvested restricted stock granted to employees vest in either equal installments over three or four years from the date of grant, or over three years at 25% on the first and second anniversaries and 50% on the third anniversary.  Shares issued to directors vest one year from the date of grant.  The Company records compensation expense for grants of time-based nonvested restricted stock on a straight line basis over the requisite service period of the stock recipients which is equal to the vesting period of the stock.  Total compensation cost for such stock is calculated based on the closing market price on the date of grant multiplied by the number of shares granted.  The Company expects to recognize $2.0 million in future compensation expense from the grants of time-based restricted stock over the requisite service period of up to three years.  Compensation costs for grants of performance-based restricted stock units (“RSUs”) are recorded in full on the date of grant using a lattice model to estimate fair market value.  During fiscal 2016, 2015 and 2014, compensation expense arising from time-based nonvested restricted stock grants and performance-based RSUs totaled $2.9 million, $4.1 million and $4.0 million, respectively.

A summary of activity related to time-based nonvested restricted stock grants during fiscal year 2016 is as follows:

	Nonvested	Weighted Average
	Restricted	Grant Date
	Shares	Fair Value
Outstanding as of January 30, 2016	352,587	$16.67
Granted	134,710	17.84
Vested	(244,311)	15.15
Forfeited	(25,018)	18.44
Outstanding as of January 28, 2017	217,968	$18.89

In March 2016, the Company granted 24,816 RSUs to two employees.  The RSUs had performance vesting criteria which were based upon the closing price of the Company’s stock achieving certain thresholds.  The shares vest 25% upon achieving a closing stock price for a 20 consecutive day period of $20.75; $23.50; $26.25; and $29.00, respectively.  The awards expire three years from the date of grant.  On the date of grant, the Company expensed $238,000 which was the estimated fair market value.  None of the thresholds were achieved in 2016.

In March 2015, the Company granted 16,823 RSUs to two employees.  The RSUs had performance vesting criteria which were based upon the closing price of the Company’s stock achieving certain thresholds.  The shares vest 25% upon achieving a closing stock price for a 20 consecutive day period of $27.00; $29.25; $31.50; and $33.50, respectively.   The awards expire three years from the date of grant.   On the date of grant, the Company expensed $331,000 which was the estimated fair market value. None of the thresholds  were achieved in 2015 or 2016.

Cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised and vesting of restricted shares (“excess tax benefits”) are classified as financing cash flows. Increase in such excess tax benefits was $0.2 million, $1.3 million and $0.3 million in fiscal 2016, 2015 and 2014, respectively.

Compensation expense associated with stock options is based on an estimate of the fair value of each option award on the date of grant using the Black-Scholes Merton option pricing model.  Expected volatility is based on estimated future volatility of the Company’s common stock price. No compensation expense for stock options was recorded during fiscal 2016, 2015 or 2014 as the last grant vested prior to the beginning of fiscal 2014.

As of January 28, 2017, no options remained outstanding under the 2005 Plan.  No options have been issued under the 2012 Plan.  The Board of Directors determines the exercise prices of option grants.  Past option grants generally vested in equal installments over four years from the date of grant for employees and over one to three years for directors and were generally exercisable up to ten years from the date of grant.  The exercise price of stock options may be satisfied through net share settlements.  A summary of the status of stock options under the Company’s stock option plans and changes during fiscal 2016 is presented in the table below:

2016
Weighted Average
		Weighted Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value

Outstanding as of January 30, 2016	16,700	$41.09	0.3	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Net shares settled	—	—	—	—
Forfeited	(16,700)	41.09	—	—

Outstanding as of January 28, 2017	—	$—	—	$—

Vested as of January 28, 2017	—	$—	—	$—

Exercisable as of January 28, 2017	—	$—	—	$—

As of January 30, 2016, the range of exercise prices was $38.40 to $44.03.  As of January 31, 2015, the range of exercise prices was $14.00 to $44.03.

No options were exercised in 2016.  Cash received from options exercised totaled $70,000 in fiscal 2015, and $28,000 in fiscal 2014.  The intrinsic value of the options exercised in fiscal 2015 was $61,000.

(9)      Commitments and Contingencies

The Company leases its stores under operating leases, which generally have an initial term of five years with renewal options. Future minimum rent payments under operating leases having noncancellable lease terms as of January 30, 2016 are as follows (in thousands):

Fiscal Year:
2017	$42,751
2018	37,196
2019	30,626
2020	21,596
2021	10,900
Thereafter	4,428
Total future minimum lease payments	$147,497

Certain operating leases provide for fixed monthly rents, while others provide for contingent rents computed as a percentage of net sales and others provide for a combination of both fixed monthly rents and contingent rents computed as a percentage of net sales. Rent expense was $50.7 million, $47.1 million and $44.4 million in fiscal 2016, 2015 and 2014 (including $0.4 million, $0.5 million and $0.6 million of contingent rent), respectively.

On August 12, 2011, the Company received a letter of determination from the U.S. Equal Employment Opportunity Commission (the “EEOC”) commencing a conciliation process regarding alleged discrimination against males by the Company in its hiring and promotion practices during the years 2004 through 2006. The Company undertook its own internal analysis of the EEOC’s claims and defenses to such claims and had discussions with the EEOC in that regard. On January 9, 2017, the Company entered into a conciliation agreement (the “Conciliation Agreement”) with the EEOC and the charging party to settle these claims.  Pursuant to the Conciliation Agreement, without admitting any violations or liability, the Company agreed to pay a total of $1.0 million to cover all claims.  Such settlement costs were accrued in fiscal years prior to 2016.  The Company also agreed to comply with certain training requirements and to make certain reports to the EEOC for a period of two years, with the expenses incurred in connection with such undertakings to be paid by the Company.

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

(10)      Valuation and Qualifying Accounts

The following table summarizes the allowances for inventory shrinkage and deferred tax assets (in thousands):

	Allowance for	Allowance for
	Inventory	Deferred Tax
	Shrinkage	Assets
Balance as of February 1, 2014	$2,568	$1,169
Additions charged to costs and expenses	8,365	103
Deductions	(8,287)	—
Balance as of January 31, 2015	2,646	1,272
Additions charged to costs and expenses	7,873	—
Deductions	(7,935)	—
Balance as of January 30, 2016	2,584	1,272
Additions charged to costs and expenses	9,351	—
Deductions	(8,836)	—
Balance as of January 28, 2017	$3,099	$1,272

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

(11)      Unaudited Quarterly Results of Operations

	Quarter Ended
	Jan. 28	Oct. 29	Jul. 30	Apr. 30	Jan. 30	Oct. 31	Aug. 1	May 2
	2017	2016	2016	2016	2016	2015	2015	2015
	(in thousands, except per share and share amounts)
Statement of Operations Data:
Net sales	$185,511	$160,716	$155,276	$193,672	$176,063	$158,937	$153,878	$194,913

Cost of sales (exclusive of depreciation shown separately below)	(114,822)	(100,386)	(95,150)	(117,809)	(108,526)	(97,565)	(93,179)	(117,509)
Selling, general and administrative expenses	(58,593)	(57,637)	(56,105)	(58,331)	(57,087)	(55,616)	(55,703)	(55,812)
Depreciation	(4,129)	(4,223)	(4,294)	(4,444)	(4,555)	(4,589)	(4,620)	(4,813)
Asset impairment	(31)	(61)	—	(221)	—	—	—	—
Income (loss) from operations	7,936	(1,591)	(273)	12,867	5,895	1,167	376	16,779
Interest, net	124	107	94	87	76	—	12	9

Income (loss) before income taxes	8,060	(1,484)	(179)	12,954	5,971	1,167	388	16,788
Income tax (expense) benefit	(2,510)	648	59	(4,217)	(2,499)	(553)	(226)	(5,509)
Net income (loss)	$5,550	$(836)	$(120)	$8,737	$3,472	$614	$162	$11,279

Net income (loss) per common share:
Basic	$0.38	$(0.06)	$(0.01)	$0.60	$0.24	$0.04	$0.01	$0.75
Diluted	$0.38	$(0.06)	$(0.01)	$0.60	$0.24	$0.04	$0.01	$0.74
Weighted average shares used to compute net income (loss) per common share:
Basic	14,680,129	14,676,990	14,675,712	14,594,180	14,651,403	15,056,014	15,182,838	15,095,729
Diluted	14,693,008	14,676,990	14,675,712	14,603,377	14,722,551	15,114,572	15,203,692	15,181,337

Net income (loss) per share is computed independently for each period presented. As a result, the total of net income (loss) per share for the four quarters may not equal the annual amount.