Form 10-Q
period 2017-04-29
Citi Trends Inc
filed 2017-05-30
CIK 1318484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐ Accelerated Filer ☒	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)

Smaller Reporting Company ☐	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 15, 2017
Common Stock, $.01 par value	14,939,817 shares

CITI TRENDS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Citi Trends, Inc.

Condensed Consolidated Balance Sheets

April 29, 2017 and January 28, 2017

(Unaudited)

(in thousands, except share data)

	April 29,	January 28,
	2017	2017
Assets
Current assets:
Cash and cash equivalents	$73,037	$49,253
Short-term investment securities	34,189	38,026
Inventory	124,533	134,649
Prepaid and other current assets	13,853	13,749
Income tax receivable	—	1,635
Total current assets	245,612	237,312
Property and equipment, net of accumulated depreciation of $216,622 and $212,742 as of April 29, 2017 and January 28, 2017, respectively	61,152	59,280
Long-term investment securities	25,914	26,691
Deferred tax asset	7,037	8,506
Other assets	716	725
Total assets	$340,431	$332,514

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$71,465	$75,433
Accrued expenses	17,093	15,584
Accrued compensation	10,437	8,921
Income tax payable	976	—
Layaway deposits	1,171	471
Total current liabilities	101,142	100,409
Other long-term liabilities	8,260	8,514
Total liabilities	109,402	108,923

Stockholders’ equity:
Common stock, $0.01 par value. Authorized 32,000,000 shares; 15,773,872 shares issued as of April 29, 2017 and 15,732,339 shares issued as of January 28, 2017; 14,940,684 shares outstanding as of April 29, 2017 and 14,899,151 shares outstanding as of January 28, 2017	156	155
Paid in capital	89,464	90,036
Retained earnings	156,594	148,585
Treasury stock, at cost; 833,188 shares held as of April 29, 2017 and January 28, 2017	(15,185)	(15,185)
Total stockholders’ equity	231,029	223,591

Commitments and contingencies (note 10)
Total liabilities and stockholders’ equity	$340,431	$332,514

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Income

Thirteen Weeks Ended April 29, 2017 and April 30, 2016

(Unaudited)

(in thousands, except per share data)

	Thirteen Weeks Ended
	April 29,	April 30,
	2017	2016
Net sales	$199,955	$193,672

Cost of sales (exclusive of depreciation shown separately below)	(122,390)	(117,809)
Selling, general and administrative expenses	(60,487)	(58,331)
Depreciation	(4,298)	(4,444)
Asset impairment	—	(221)
Income from operations	12,780	12,867
Interest income	186	127
Interest expense	(37)	(40)
Income before income taxes	12,929	12,954
Income tax expense	(4,039)	(4,217)
Net income	$8,890	$8,737

Basic net income per common share	$0.60	$0.60
Diluted net income per common share	$0.60	$0.60

Weighted average number of shares outstanding
Basic	14,719	14,594
Diluted	14,780	14,603

Cash dividends declared per share	$0.06	$0.06

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Cash Flows

Thirteen Weeks Ended April 29, 2017 and April 30, 2016

(Unaudited)

(in thousands)

	Thirteen Weeks Ended
	April 29,	April 30,
	2017	2016
Operating activities:
Net income	$8,890	$8,737
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,298	4,444
Asset impairment	—	221
Loss on disposal of property and equipment	—	39
Deferred income taxes	1,469	1,468
Noncash stock-based compensation expense	317	1,040
Excess tax benefits from stock-based payment arrangements	—	(192)
Changes in assets and liabilities:
Inventory	10,116	13,690
Prepaid and other current assets	(104)	(1,335)
Other assets	9	2
Accounts payable	(4,022)	(7,437)
Accrued expenses and other long-term liabilities	(103)	(1,579)
Accrued compensation	1,516	(2,041)
Income tax receivable/payable	2,573	2,708
Layaway deposits	700	800
Net cash provided by operating activities	25,659	20,565
Investing activities:
Sales/redemptions of investment securities	16,640	7,209
Purchases of investment securities	(12,026)	(8,190)
Purchases of property and equipment	(4,758)	(3,461)
Net cash used in investing activities	(144)	(4,442)
Financing activities:
Excess tax benefits from stock-based payment arrangements	—	192
Cash used to settle withholding taxes on the vesting of nonvested restricted stock	(850)	(1,528)
Dividends paid to stockholders	(881)	(871)
Net cash used in financing activities	(1,731)	(2,207)
Net increase in cash and cash equivalents	23,784	13,916
Cash and cash equivalents:
Beginning of period	49,253	39,116
End of period	$73,037	$53,032

Supplemental disclosures of cash flow information:
Cash paid for interest	$31	$31
Cash (refunds) payments of income taxes	$(3)	$41
Supplemental disclosures of noncash investing activities:
Accrual for purchases of property and equipment	$1,412	$427

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

April 29, 2017

1. Basis of Presentation

Citi Trends, Inc. and its subsidiary (the “Company”) operate as an off-price retailer of urban fashion apparel and accessories for the entire family.  As of April 29, 2017, the Company operated 538 stores in 31 states.

The condensed consolidated balance sheet as of April 29, 2017 and the condensed consolidated statements of income and cash flows for the thirteen week periods ended April 29, 2017 and April 30, 2016 have been prepared by the Company without audit. The condensed consolidated balance sheet as of January 28, 2017 has been derived from the audited financial statements as of that date, but does not include all required year-end disclosures.  In the opinion of management, such statements include all adjustments considered necessary to present fairly the Company’s financial position as of April 29, 2017 and January 28, 2017, and its results of operations and cash flows for all periods presented.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended January 28, 2017.

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all information and footnotes required by U.S. GAAP for complete financial statements.  Operating results for the thirteen weeks ended April 29, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending February 3, 2018.

The following contains references to fiscal years 2017 and 2016, which represent fiscal years ending or ended on February 3, 2018 and January 28, 2017, respectively.  Fiscal 2017 has a 53-week accounting period and fiscal 2016 had a 52-week accounting period.

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

The dilutive effect of stock-based compensation arrangements is accounted for using the treasury stock method.  This method assumes that the proceeds the Company receives from the exercise of stock options are used to repurchase common shares in the market.  The Company includes as assumed proceeds the amount of compensation cost attributed to future services and not yet recognized, and the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of outstanding options and vesting of nonvested restricted stock.  For the thirteen weeks ended April 29, 2017 and April 30, 2016, there were 0 and 10,000 stock options, respectively, and 145,000 and 291,000 shares of nonvested restricted stock, respectively, excluded from the calculation of diluted earnings per share because of antidilution.

The following table provides a reconciliation of the average number of common shares outstanding used to calculate basic earnings per share to the number of common shares and common stock equivalents outstanding used in calculating diluted earnings per share for the thirteen week periods ended April 29, 2017 and April 30, 2016:

	Thirteen Weeks Ended
	April 29, 2017	April 30, 2016
Average number of common shares outstanding	14,719,130	14,594,180
Incremental shares from assumed exercises of stock options	—	—
Incremental shares from assumed vesting of nonvested restricted stock	60,800	9,197
Average number of common shares and common stock equivalents outstanding	14,779,930	14,603,377

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

As of April 29, 2017, the Company’s investment securities are classified as held-to-maturity since the Company has the intent and ability to hold the investments to maturity.  Such securities are carried at amortized cost plus accrued interest and consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
Short-term:
Obligations of the U.S. Treasury and U.S. government agencies (Level 1)	$10,395	$—	$(16)	$10,379
Obligations of states and municipalities (Level 2)	8,705	1	(1)	8,705
Bank certificates of deposit (Level 2)	15,089	—	—	15,089
	$34,189	$1	$(17)	$34,173
Long-term:
Obligations of the U. S. Treasury (Level 1)	$14,968	$1	$(50)	$14,919
Bank certificates of deposit (Level 2)	10,946	—	—	10,946
	$25,914	$1	$(50)	$25,865

The amortized cost and fair market value of investment securities as of April 29, 2017 by contractual maturity are as follows (in thousands):

		Fair
	Amortized	Market
	Cost	Value
Mature in one year or less	$34,189	$34,173
Mature after one year through five years	25,914	25,865
	$60,103	$60,038

As of January 28, 2017, the Company’s investment securities were classified as held-to-maturity and consisted of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
Short-term:
Obligations of the U. S. Treasury (Level 1)	$9,995	$1	$—	$9,996
Obligations of states and municipalities (Level 2)	14,816	2	(1)	14,817
Bank certificates of deposit (Level 2)	13,215	—	—	13,215
	$38,026	$3	$(1)	$38,028
Long-term:
Obligations of the U. S. Treasury (Level 1)	$15,011	$—	$(51)	$14,960
Bank certificates of deposit (Level 2)	11,680	—	—	11,680
	$26,691	$—	$(51)	$26,640

The amortized cost and fair market value of investment securities as of January 28, 2017 by contractual maturity were as follows (in thousands):

		Fair
	Amortized	Market
	Cost	Value
Mature in one year or less	$38,026	$38,028
Mature after one year through five years	26,691	26,640
	$64,717	$64,668

There were no changes among the levels in the thirteen weeks ended April 29, 2017.

Fair market values of Level 2 investments are determined by management with the assistance of a third party pricing service.  Because quoted prices in active markets for identical assets are not available, these prices are determined by the third party pricing service using observable market information such as quotes from less active markets and quoted prices of similar securities.

6. Impairment of Long-Lived Assets

If facts and circumstances indicate that a long-lived asset may be impaired, the carrying value is reviewed. If this review indicates that the carrying value of the asset will not be recovered as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value.  There was no non-cash impairment expense related to leasehold improvements and fixtures and equipment at underperforming stores in the thirteen week period ended April 29, 2017.  Impairment expense totaled $0.2 million in the thirteen week period ended April 30, 2016.

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

ASC 740-270, Income Taxes – Interim Reporting, requires companies to calculate income taxes by applying their estimated full-year tax rate in each interim period unless the estimated full-year tax rate is not reliably predictable.  For the thirteen weeks ended April 29, 2017 and April 30, 2016, the Company utilized this annual effective tax rate method to calculate income taxes.

9. Other Long-Term Liabilities

The components of other long-term liabilities as of April 29, 2017 and January 28, 2017 are as follows (in thousands):

	April 29,	January 28,
	2017	2017
Deferred rent	$1,932	$1,810
Tenant improvement allowances	4,244	4,554
Other	2,084	2,150
	$8,260	$8,514

10. Commitments and Contingencies

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

11. Stock Repurchase Program and Cash Dividends

Repurchases of Common Stock

On April 10, 2017, the Company’s Board of Directors approved a program that authorized the purchase of up to $25.0 million in shares of the Company’s common stock.  There were no repurchases during the quarter ended April 29, 2017.

Dividends

On February 7, 2017, the Company’s Board of Directors declared a dividend of $0.06 per common share, which was paid on March 14, 2017 to stockholders of record as of February 28, 2017.  On May 17, 2017, the Company’s Board of Directors declared a dividend of $0.08 per common share payable on June 13, 2017 to stockholders of record as of May 30, 2017.  Any determination to declare and pay cash dividends for future quarters will be made by the Board of Directors.

12.  Recent Accounting Pronouncements

Recently Adopted

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”).  ASU 2015-11 requires entities to measure inventory at the lower of cost or net realizable value, simplifying the current requirement that inventories be measured at the lower of cost or market. The ASU will not apply to inventories that are measured using the last-in, first-out method or retail inventory method. The guidance is effective prospectively for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. The Company adopted ASU 2015-11 in the first quarter of fiscal 2017.  As the majority of the Company's inventory is accounted for under the retail inventory method, the adoption of this guidance did not have a material impact on the Company's consolidated balance sheet, results of operations or cash flows.

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation: Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The new guidance changes how companies account for certain aspects of share-based payments to employees. Under previous accounting guidance, tax benefits and certain tax deficiencies arising from the vesting of share-based payments were recorded in additional paid-in-capital. The new guidance requires such benefits or deficiencies to be recognized as components of income tax expense in the statement of operations with the impact of such tax benefits or deficiencies to be combined with the “Deferred taxes” line in operating activities in the statement of cash flows.  The ASU also allows election of an accounting policy whereby forfeitures of share-based payment awards are recognized as they occur, or alternatively, are accounted for on a prospective basis utilizing an estimate of expected forfeitures.  Entities are required to apply the new guidance prospectively. The new standard is effective for fiscal years beginning after December 15, 2016.  The Company adopted ASU 2016-09 in the first quarter of fiscal 2017, and, as a result, combined the impact of excess tax benefits from share-based payments with deferred taxes in the Consolidated Statement of Cash Flows and elected to recognize the impact of forfeitures as they occur.  These impacts on the Company’s consolidated balance sheet, results of operations and cash flows were immaterial.

Not Yet Adopted

In May 2014 the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The guidance requires an entity to recognize revenue on contracts with customers relating to the transfer of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  To achieve this, an entity is required to identify the contract with a customer; identify the separate performance obligations in the contract; determine the transaction price; allocate the transaction price to the separate performance obligations in the contract; and recognize revenue when (or as) the entity satisfies each performance obligation.  In August of 2015, the FASB issued ASU 2015-14 which defers the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017 and interim periods in the year of adoption.  The Company may use either a full retrospective or modified retrospective approach to adopt these ASUs.  The Company is planning to adopt ASU 2014-09 in fiscal 2018 beginning February 4, 2018.  The Company is currently evaluating these ASUs including which transition approach to use, however, the Company does not expect adoption to have a material impact on its consolidated balance sheet, results of operations or cash flows.  Additionally, the Company does not anticipate any significant changes to business processes, controls or systems as a result of adopting the new standard.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016–02”) which replaces the existing guidance in ASC 840, Leases. The new standard establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations.  The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and requires retrospective application. The Company will adopt ASU 2016-02 in fiscal 2019.  The Company is currently in the process of evaluating the new lease guidance to determine the ultimate impact, however, the Company is party to 538 leases for individual retail locations with an average remaining contractual rent period of 3.1 years, and therefore has determined that the adoption of the new lease standard will have a significant impact on the Company’s consolidated financial statements.

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

The factors that may result in actual results differing from such forward-looking information include, but are not limited to: transportation and distribution delays or interruptions; changes in freight rates; the Company’s ability to negotiate effectively the cost and purchase of merchandise; inventory risks due to shifts in market demand; the Company’s ability to gauge fashion trends and changing consumer preferences; changes in consumer spending on apparel; changes in product mix; interruptions in suppliers’ businesses; a deterioration in general economic conditions caused by acts of war or terrorism or other factors; temporary changes in demand due to weather patterns; seasonality of the Company’s business; delays associated with building, opening and operating new stores; delays associated with building, opening or expanding new or existing distribution centers; and other factors described in the section titled “Item 1A. Risk Factors” and elsewhere in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2017 and in Part II, “Item 1A. Risk Factors” and elsewhere in the Company’s Quarterly Reports on Form 10-Q and any amendments thereto and in the other documents the Company files with the SEC, including reports on Form 8-K.

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

Overview

We are an off-price retailer of urban fashion apparel and accessories for the entire family. Our merchandise offerings are designed to appeal to the fashion preferences of value-conscious consumers, particularly African-Americans. We operated 538 stores in both urban and rural markets in 31 states as of April 29, 2017.

Accounting Periods

The following discussion contains references to fiscal years 2017 and 2016, which represent fiscal years ending or ended on February 3, 2018 and January 28, 2017, respectively.  Fiscal 2017 has a 53-week accounting period and fiscal 2016 had a 52-week accounting period.  This discussion and analysis should be read with the unaudited condensed consolidated financial statements and the notes thereto.

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

Key Operating Statistics

We measure performance using key operating statistics. One of the main performance measures we use is comparable store sales growth. We define a comparable store as a store that has been opened for an entire fiscal year. Therefore, a store will not be considered a comparable store until its 13th month of operation at the earliest or until its 24th month at the latest. As an example, stores opened in fiscal 2016 and fiscal 2017 are not considered comparable stores in fiscal 2017. Relocated and expanded stores are included in the comparable store sales results. We also use other operating statistics, most notably average sales per store, to measure our performance. As we typically occupy existing space in established shopping centers rather than sites built specifically for our stores, store square footage (and therefore sales per square foot) varies by store. We focus on overall store sales volume as the critical driver of profitability.

In addition to sales, we measure cost of sales as a percentage of sales and store operating expenses, with a particular focus on labor, as a percentage of sales. These results translate into store level contribution, which we use to evaluate overall performance of each individual store. Finally, we monitor corporate expenses against budgeted amounts.  All of the statistics discussed above are critical components of earnings before interest, taxes, depreciation and amortization (“EBITDA”) and Adjusted EBITDA (comprised of EBITDA, as adjusted for non-cash asset impairment expense and expenses related to our proxy contest), which are considered our most important operating statistics.  We believe that excluding proxy contest expenses from our financial results reflects operating results that are more indicative of our ongoing operating performance while improving comparability to prior periods, and as such, provides an enhanced understanding of our past financial performance and prospects for the future.

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

Provided below is a reconciliation of net income to EBITDA and to Adjusted EBITDA for the thirteen week periods ended April 29, 2017 and April 30, 2016 (in thousands):

	Thirteen Weeks Ended
	April 29, 2017	April 30, 2016

Net income	$8,890	$8,737

Plus:
Interest expense	37	40
Income tax expense	4,039	4,217
Depreciation	4,298	4,444

Less:
Interest income	(186)	(127)
EBITDA	17,078	17,311

Asset impairment	—	221
Proxy contest expenses	1,590	—

Adjusted EBITDA	$18,668	$17,532

Thirteen Weeks Ended April 29, 2017 and April 30, 2016

Net Sales.  Net sales increased $6.3 million, or 3.2%, to $200.0 million in the thirteen weeks ended April 29, 2017 from $193.7 million in the thirteen weeks ended April 30, 2016.  The increase in sales was due to the opening of 19 new stores since last year’s first quarter and a 1.0% increase in comparable store sales, partially offset by the impact of closing seven stores since last year’s first quarter.  The increase in comparable store sales was reflected in an increase of more than 2% in the number of customer transactions, along with an increase in the average number of items per transaction of approximately 1%, partially offset by an average unit sale that declined by 2%.  Comparable store sales changes by major merchandise class were as follows in the first quarter of 2017: Home +26%; Men’s +4%; Accessories +2%; Ladies’ +0%; Children’s -6%.

Store opening and closing activity resulted in a net increase of $4.4 million, while the 1.0% comparable store sales increase totaled $1.9 million.

Cost of sales (exclusive of depreciation).  Cost of sales (exclusive of depreciation) increased $4.6 million, or 3.9%, to $122.4 million in the first quarter of 2017 from $117.8 million in last year’s first quarter.  Cost of sales as a percentage of sales increased to 61.2% in the first quarter of 2017 from 60.8% in last year’s first quarter, due primarily to a 30 basis points increase in freight costs.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $2.2 million, or 3.7%, to $60.5 million in the first quarter of 2017 from $58.3 million in last year’s first quarter due primarily to $1.6 million of expenses incurred in connection with a proxy contest, together with the impact on expenses of opening 19 new stores since last year’s first quarter and normal inflationary pressure on expenses such as rent and payroll.  As a percentage of sales, selling, general and administrative expenses increased to 30.3% in the first quarter of fiscal 2017 from 30.1% in the first quarter of 2016.

Depreciation.  Depreciation expense decreased $0.1 million, or 3.3%, to $4.3 million in the first quarter of 2017 from $4.4 million in the first quarter of 2016.

Asset Impairment.  There was no impairment charge for property and equipment at underperforming stores recorded in the first quarter of 2017, while impairment charges totaled $0.2 million in the first quarter of 2016.

Income Tax Expense.  Income tax expense decreased $0.2 million, or 4.2%, to $4.0 million in this year’s first quarter from $4.2 million in the first quarter of 2016 due to a decrease in the effective income tax rate to 31.2% from 32.6%.

Net Income.  Net income increased 1.8% to $8.9 million in the first quarter of 2017 from $8.7 million in the first quarter of 2016 due to the factors discussed above.

Liquidity and Capital Resources

Our cash requirements are primarily for working capital, opening of new stores, remodeling of our existing stores and the improvement of our distribution infrastructure and information systems. In addition, on April 10, 2017, the Company announced that its board of directors had approved an expansion of its capital return program to include a share repurchase program of up to $25 million and a 33.3% increase in its quarterly cash dividend, from $0.06 to $0.08 per share.  In recent years, we have met these cash requirements using cash flow from operations and short-term trade credit.  We expect to be able to meet future cash requirements with cash flow from operations, short-term trade credit, existing balances of cash and investment securities and, if necessary, borrowings under our revolving credit facility.

Current Financial Condition. As of April 29, 2017, we had total cash and cash equivalents of $73.0 million compared to $49.3 million as of January 28, 2017.  Additionally, we had $34.2 million and $25.9 million of short-term and long-term investment securities, respectively, as of April 29, 2017, compared with $38.0 million and $26.7 million, respectively, as of January 28, 2017.  These securities are comprised of bank certificates of deposit and obligations of the U.S. Treasury, U.S. government agencies, states and municipalities. Inventory represented 36.6% of our total assets as of April 29, 2017, compared to 40.5% as of January 28, 2017. Management’s ability to manage our inventory can have a significant impact on our cash flows from operations during a given interim period or fiscal year. In addition, inventory purchases can be seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise.

Cash Flows From Operating Activities. Net cash provided by operating activities was $25.7 million in the thirteen weeks ended April 29, 2017 compared to $20.6 million in the same period of 2016.  Sources of cash provided during the first quarter of 2017 included net income adjusted for noncash expenses such as depreciation, asset impairment, loss on disposal of property and equipment, deferred income taxes and stock-based compensation expense, totaling $15.0 million (compared to $15.9 million in the first quarter of fiscal 2016).  Other significant sources of cash in the first quarter of 2017 were (1) a $10.1 million decrease in inventory (compared to a $13.7 million decrease in the first quarter of fiscal 2016) due to apparel retail seasonality which typically results in having more inventory at the beginning of the spring selling season than at the end, (2) a $2.6 million change in the income tax receivable/payable (compared to a $2.7 million change in the first quarter of fiscal 2016) due to income tax expense being accrued on first quarter pretax income while no estimated tax payments were due during the quarter, and (3) a $1.5 million increase in accrued compensation (compared to a $2.0 million decrease in the first quarter of fiscal 2016) as our balance sheet as of the end of the first quarter of fiscal 2017 included accrued payroll for two weeks, while our 2016 year-end balance sheet included accrued payroll for only one week due to the timing of our bi-weekly payroll.  The only significant use of cash from operating activities was a $4.0 million decrease in accounts payable (compared to a $7.4 million decrease in the first quarter of fiscal 2016) due to the decline in inventory discussed above.

Cash Flows From Investing Activities. Cash used in investing activities was $0.1 million in the first quarter of 2017 and $4.4 million in the first quarter of fiscal 2016.  Cash used for purchases of property and equipment totaled approximately $4.7 million and $3.5 million in the first quarter of 2017 and 2016, respectively.  Sales/redemptions of investment securities, net of purchases, provided cash of $4.6 million in the first quarter of 2017 and used cash of $0.9 million in the first quarter of 2016.

Cash Flows From Financing Activities. Cash used in financing activities was $1.7 million and $2.2 million in the first quarter of 2017 and 2016, respectively.

Cash Requirements

Our principal sources of liquidity consist of: (i) cash and cash equivalents (which equaled $73.0 million as of April 29, 2017); (ii) short-term and long-term investment securities (which equaled $34.2 million and $25.9 million, respectively, as of April 29, 2017); (iii) short-term trade credit; (iv) cash generated from operations on an ongoing basis as we sell our merchandise inventory; and (v) a $50 million revolving credit facility (under which we have no borrowings outstanding). Trade credit represents a significant source of financing for inventory purchases and arises from customary payment terms and trade practices with our vendors.  Historically, our principal liquidity requirements have been for working capital and capital expenditure needs.

We believe that our existing sources of liquidity will be sufficient to fund our operations and anticipated capital expenditures for at least the next 12 months.

Recent Accounting Pronouncements

See discussion of Recent Accounting Pronouncements in Note 12 to the condensed consolidated financial statements included in Part I, Item 1 of this report.

Critical Accounting Policies

The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. There have been no material changes to the Critical Accounting Policies outlined in the Company’s Annual Report on Form 10-K for the year ended January 28, 2017.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risk during the thirteen weeks ended April 29, 2017 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended January 28, 2017.

Item 4. Controls and Procedures.

We have carried out an evaluation under the supervision and with the participation of management, including the Acting Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 29, 2017 pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based on that evaluation, the Acting Chief Executive Officer, Chief Operating Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information has been accumulated and communicated to our management, including the officers who certify our financial reports, as appropriate, to allow timely decisions regarding the required disclosures.

Our disclosure controls and procedures are designed to provide reasonable assurance that the controls and procedures will meet their objectives. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended April 29, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the Risk Factors described under the section “ITEM 1A. RISK FACTORS” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Repurchase Program

On April 10, 2017, the Company’s Board of Directors approved a program that authorized the purchase of up to $25.0 million in shares of the Company’s common stock.  The stock repurchase program does not have an expiration date.  Repurchases under the stock repurchase program may be made at management’s discretion from time to time on the open market, in privately negotiated transactions or otherwise, and may be made in part under one or more Rule 10b5-1 plans.  There were no repurchases during the quarter ended April 29, 2017.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

10.1	Amendment to the Citi Trends, Inc. 2012 Incentive Plan, effective as of February 7, 2017.*

10.2	Form of Restricted Stock Award Agreement for Employees under the Citi Trends, Inc. 2012 Incentive Plan.*

10.3	Form of Restricted Stock Unit Award Agreement for Employees under the Citi Trends, Inc. 2012 Incentive Plan.*

31.1

Certification of  Bruce D. Smith, Acting Chief Executive Officer, Chief Operating Officer and Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1

Certification of Bruce D. Smith, Acting Chief Executive Officer, Chief Operating Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.* †

101

The following financial information from Citi Trends, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of April 29, 2017 and January 28, 2017, (ii) the Condensed Consolidated Statements of Income for the thirteen week periods ended April 29, 2017 and April 30, 2016, (iii) the Condensed Consolidated Statements of Cash Flows for the thirteen week periods ended April 29, 2017 and April 30, 2016, and (iv) Notes to the Condensed Consolidated Financial Statements.*

*      Included herewith.

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

CITI TRENDS, INC.

Date: May 30, 2017

	By:	/s/ Bruce D. Smith
	Name:	Bruce D. Smith
	Title:	Acting Chief Executive Officer, Chief Operating Officer and Chief Financial Officer