Form 10-Q
period 2017-10-28
Citi Trends Inc
filed 2017-12-04
CIK 1318484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 20, 2017
Common Stock, $.01 par value	13,739,868 shares

CITI TRENDS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Citi Trends, Inc.

Condensed Consolidated Balance Sheets

October 28, 2017 and January 28, 2017

(Unaudited)

(in thousands, except share data)

	October 28,	January 28,
	2017	2017
Assets
Current assets:
Cash and cash equivalents	$34,866	$49,253
Short-term investment securities	30,298	38,026
Inventory	133,245	134,649
Prepaid and other current assets	15,280	13,749
Income tax receivable	1,125	1,635
Total current assets	214,814	237,312
Property and equipment, net of accumulated depreciation of $225,977 and $212,742 as of October 28, 2017 and January 28, 2017, respectively	63,571	59,280
Long-term investment securities	26,117	26,691
Deferred tax asset	7,444	8,506
Other assets	727	725
Total assets	$312,673	$332,514

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$68,047	$75,433
Accrued expenses	14,842	15,584
Accrued compensation	14,079	8,921
Layaway deposits	1,913	471
Total current liabilities	98,881	100,409
Other long-term liabilities	8,786	8,514
Total liabilities	107,667	108,923

Stockholders’ equity:
Common stock, $0.01 par value. Authorized 32,000,000 shares; 15,772,958 shares issued as of October 28, 2017 and 15,732,339 shares issued as of January 28, 2017; 13,738,788 shares outstanding as of October 28, 2017 and 14,899,151 shares outstanding as of January 28, 2017	156	155
Paid in capital	90,305	90,036
Retained earnings	154,766	148,585
Treasury stock, at cost; 2,034,170 shares held as of October 28, 2017 and 833,188 shares held as of January 28, 2017	(40,221)	(15,185)
Total stockholders’ equity	205,006	223,591

Commitments and contingencies (note 10)
Total liabilities and stockholders’ equity	$312,673	$332,514

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Operations

Thirty-Nine Weeks Ended October 28, 2017 and October 29, 2016

(Unaudited)

(in thousands, except per share data)

	Thirty-Nine Weeks Ended
	October 28,	October 29,
	2017	2016
Net sales	$543,098	$509,664

Cost of sales (exclusive of depreciation shown separately below)	(334,659)	(313,345)
Selling, general and administrative expenses	(181,439)	(172,073)
Depreciation	(13,863)	(12,961)
Asset impairment	(77)	(282)
Income from operations	13,060	11,003
Interest income	617	408
Interest expense	(112)	(120)
Income before income taxes	13,565	11,291
Income tax expense	(4,238)	(3,510)
Net income	$9,327	$7,781

Basic net income per common share	$0.66	$0.53
Diluted net income per common share	$0.65	$0.53

Weighted average number of shares outstanding
Basic	14,221	14,649
Diluted	14,270	14,652

Cash dividends declared per share	$0.22	$0.18

Citi Trends, Inc.

Condensed Consolidated Statements of Operations

Thirteen Weeks Ended October 28, 2017 and October 29, 2016

(Unaudited)

(in thousands, except per share data)

	Thirteen Weeks Ended
	October 28,	October 29,
	2017	2016
Net sales	$176,943	$160,716

Cost of sales (exclusive of depreciation shown separately below)	(110,094)	(100,386)
Selling, general and administrative expenses	(61,118)	(57,637)
Depreciation	(4,976)	(4,223)
Asset impairment	—	(61)
Income (loss) from operations	755	(1,591)
Interest income	216	146
Interest expense	(38)	(39)
Income (loss) before income taxes	933	(1,484)
Income tax (expense) benefit	(286)	648
Net income (loss)	$647	$(836)

Basic net income (loss) per common share	$0.05	$(0.06)
Diluted net income (loss) per common share	$0.05	$(0.06)

Weighted average number of shares outstanding
Basic	13,563	14,677
Diluted	13,614	14,677

Cash dividends declared per share	$0.08	$0.06

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Cash Flows

Thirty-Nine Weeks Ended October 28, 2017 and October 29, 2016

(Unaudited)

(in thousands)

	Thirty-Nine Weeks Ended
	October 28,	October 29,
	2017	2016
Operating activities:
Net income	$9,327	$7,781
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,863	12,961
Asset impairment	77	282
Loss on disposal of property and equipment	—	275
Deferred income taxes	1,062	1,493
Insurance proceeds related to operating activities	1,187	—
Noncash stock-based compensation expense	1,191	2,314
Excess tax benefits from stock-based payment arrangements	—	(181)
Changes in assets and liabilities:
Inventory	508	6,268
Prepaid and other current assets	(1,822)	(2,346)
Other assets	(2)	(11)
Accounts payable	(7,402)	(8,321)
Accrued expenses and other long-term liabilities	(743)	1,199
Accrued compensation	5,158	(2,364)
Income tax receivable	510	(2,557)
Layaway deposits	1,442	1,477
Net cash provided by operating activities	24,356	18,270
Investing activities:
Sales/redemptions of investment securities	37,764	37,120
Purchases of investment securities	(29,462)	(36,874)
Purchases of property and equipment	(18,385)	(16,667)
Insurance proceeds related to investing activities	443	—
Net cash used in investing activities	(9,640)	(16,421)
Financing activities:
Excess tax benefits from stock-based payment arrangements	—	181
Cash used to settle withholding taxes on the vesting of nonvested restricted stock	(921)	(1,559)
Dividends paid to stockholders	(3,146)	(2,631)
Repurchase of common stock	(25,036)	—
Net cash used in financing activities	(29,103)	(4,009)
Net decrease in cash and cash equivalents	(14,387)	(2,160)
Cash and cash equivalents:
Beginning of period	49,253	39,116
End of period	$34,866	$36,956

Supplemental disclosures of cash flow information:
Cash paid for interest	$95	$95
Cash payments of income taxes	$2,666	$4,574
Supplemental disclosures of noncash investing activities:
Accrual for purchases of property and equipment	$289	$697

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

October 28, 2017

1. Basis of Presentation

Citi Trends, Inc. and its subsidiary (the “Company”) operate as a value-priced retailer of urban fashion apparel and accessories for the entire family.  As of October 28, 2017, the Company operated 549 stores in 31 states.

The condensed consolidated balance sheet as of October 28, 2017, the condensed consolidated statements of operations for the thirty-nine and thirteen week periods ended October 28, 2017 and October 29, 2016, and the condensed consolidated statements of cash flows for the thirty-nine week periods ended October 28, 2017 and October 29, 2016 have been prepared by the Company without audit. The condensed consolidated balance sheet as of January 28, 2017 has been derived from the audited financial statements as of that date, but does not include all required year-end disclosures.  In the opinion of management, such statements include all adjustments considered necessary to present fairly the Company’s financial position as of October 28, 2017 and January 28, 2017, and its results of operations and cash flows for all periods presented.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended January 28, 2017.

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all information and footnotes required by U.S. GAAP for complete financial statements.  Operating results for the thirty-nine weeks ended October 28, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending February 3, 2018.

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

The dilutive effect of stock-based compensation arrangements is accounted for using the treasury stock method.  This method assumes that the proceeds the Company receives from the exercise of stock options are used to repurchase common shares in the market.  Prior to the adoption of ASU No. 2016-09,  Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting, in the first quarter of fiscal 2017, the Company included as assumed proceeds the amount of compensation costs attributed to future services and not yet recognized, and the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of outstanding options and vesting of nonvested restricted stock.  Following the adoption of ASU No. 2016-09, the assumed proceeds include only the amount of compensation costs attributed to future services and not yet recognized but does not include any tax benefits arising from the assumed exercise of outstanding options and the vesting of nonvested restricted stock.  For the thirty-nine weeks ended October 28, 2017 and October 29, 2016, there were 0 and 5,000 stock options, respectively, and 137,000 and 247,000 shares of nonvested restricted stock, respectively, excluded from the calculation of diluted earnings per share because of antidilution.  For the thirteen weeks ended October 28, 2017 and October 29, 2016, there were 0 and 3,000 stock options, respectively, and 124,000 and 224,000 shares of nonvested restricted stock, respectively, excluded from the calculation of diluted earnings per share because of antidilution.

The following table provides a reconciliation of the average number of common shares outstanding used to calculate basic earnings per share to the number of common shares and common stock equivalents outstanding used in calculating diluted earnings per share for the thirty-nine and thirteen week periods ended October 28, 2017 and October 29, 2016:

	Thirty-Nine Weeks Ended
	October 28, 2017	October 29, 2016
Average number of common shares outstanding	14,221,388	14,648,961
Incremental shares from assumed vesting of nonvested restricted stock	49,030	3,065
Average number of common shares and common stock equivalents outstanding	14,270,418	14,652,026

	Thirteen Weeks Ended
	October 28, 2017	October 29, 2016
Average number of common shares outstanding	13,563,295	14,676,990
Incremental shares from assumed vesting of nonvested restricted stock	51,109	—
Average number of common shares and common stock equivalents outstanding	13,614,404	14,676,990

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

As of October 28, 2017, the Company’s investment securities are classified as held-to-maturity since the Company has the intent and ability to hold the investments to maturity.  Such securities are carried at amortized cost plus accrued interest and consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
Short-term:
Obligations of the U.S. Treasury and U.S. government agencies (Level 1)	$10,164	$—	$(25)	$10,139
Obligations of states and municipalities (Level 2)	4,215	—	(1)	4,214
Bank certificates of deposit (Level 2)	15,919	—	—	15,919
	$30,298	$—	$(26)	$30,272
Long-term:
Obligations of the U. S. Treasury (Level 1)	$9,961	$—	$(68)	$9,893
Obligations of states and municipalities (Level 2)	—	—	—	—
Bank certificates of deposit (Level 2)	16,156	—	—	16,156
	$26,117	$—	$(68)	$26,049

The amortized cost and fair market value of investment securities as of October 28, 2017 by contractual maturity are as follows (in thousands):

		Fair
	Amortized	Market
	Cost	Value
Mature in one year or less	$30,298	$30,272
Mature after one year through five years	26,117	26,049
	$56,415	$56,321

As of January 28, 2017, the Company’s investment securities were classified as held-to-maturity and consisted of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
Short-term:
Obligations of the U. S. Treasury (Level 1)	$9,995	$1	$—	$9,996
Obligations of states and municipalities (Level 2)	14,816	2	(1)	14,817
Bank certificates of deposit (Level 2)	13,215	—	—	13,215
	$38,026	$3	$(1)	$38,028
Long-term:
Obligations of the U. S. Treasury (Level 1)	$15,011	$—	$(51)	$14,960
Bank certificates of deposit (Level 2)	11,680	—	—	11,680
	$26,691	$—	$(51)	$26,640

The amortized cost and fair market value of investment securities as of January 28, 2017 by contractual maturity were as follows (in thousands):

		Fair
	Amortized	Market
	Cost	Value
Mature in one year or less	$38,026	$38,028
Mature after one year through five years	26,691	26,640
	$64,717	$64,668

There were no changes among the levels in the thirty-nine weeks ended October 28, 2017.

Fair market values of Level 2 investments are determined by management with the assistance of a third party pricing service.  Because quoted prices in active markets for identical assets are not available, these prices are determined by the third party pricing service using observable market information such as quotes from less active markets and quoted prices of similar securities.

6. Impairment of Long-Lived Assets

If facts and circumstances indicate that a long-lived asset may be impaired, the carrying value is reviewed. If this review indicates that the carrying value of the asset will not be recovered as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value.  Non-cash impairment expense related to leasehold improvements and fixtures and equipment at underperforming stores totaled $0.1 million and $0.3 million in the thirty-nine week periods ended October 28, 2017 and October 29, 2016, respectively

7. Revolving Line of Credit

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

ASC 740-270, Income Taxes – Interim Reporting, requires companies to calculate income taxes by applying their estimated full-year tax rate in each interim period unless the estimated full-year tax rate is not reliably predictable.  For the thirty-nine weeks ended October 28, 2017 and October 29, 2016, the Company utilized this annual effective tax rate method to calculate income taxes.

9. Other Long-Term Liabilities

The components of other long-term liabilities as of October 28, 2017 and January 28, 2017 are as follows (in thousands):

	October 28,	January 28,
	2017	2017
Deferred rent	$2,120	$1,810
Tenant improvement allowances	4,746	4,554
Other	1,920	2,150
	$8,786	$8,514

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

11. Stock Repurchase Program and Cash Dividends

Repurchases of Common Stock

On April 10, 2017, the Company’s Board of Directors approved a program that authorized the purchase of up to $25.0 million in shares of the Company’s common stock.  During the thirty-nine weeks ended October 28, 2017, the Company repurchased 1,201,000 shares of its common stock at an aggregate cost of $25.0 million.  As of October 28, 2017, there were no additional shares which could be repurchased pursuant to the Board of Directors’ authorization.

Dividends

On February 7, 2017, the Company’s Board of Directors declared a dividend of $0.06 per common share, which was paid on March 14, 2017 to stockholders of record as of February 28, 2017.  On May 16, 2017, the Company’s Board of Directors declared a dividend of $0.08 per common share, which was paid on June 13, 2017 to stockholders of record as of May 30, 2017.  On August 15, 2017, the Company’s Board of Directors declared a dividend of $0.08 per common share, which was paid on September 12, 2017 to stockholders of record as of August 29, 2017.  On November 15, 2017, the Company’s Board of Directors declared a dividend of $0.08 per common share, payable on December 12, 2017 to stockholders of record as of November 28, 2017.  Any determination to declare and pay cash dividends for future quarters will be made by the Board of Directors.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation: Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The new guidance changes how companies account for certain aspects of share-based payments to employees. Under previous accounting guidance, tax benefits and certain tax deficiencies arising from the vesting of share-based payments were recorded in additional paid-in-capital. The new guidance requires such benefits or deficiencies to be recognized as components of income tax expense in the statement of operations with the impact of such tax benefits or deficiencies to be combined with the “Deferred taxes” line in operating activities in the statement of cash flows.  The ASU also allows election of an accounting policy whereby forfeitures of share-based payment awards are recognized as they occur, or alternatively, are accounted for on a prospective basis utilizing an estimate of expected forfeitures.  Entities are required to apply the new guidance prospectively.  The new standard is effective for fiscal years beginning after December 15, 2016.  The Company adopted ASU 2016-09 in the first quarter of fiscal 2017, and, as a result, combined the impact of excess tax benefits from share-based payments with deferred taxes in the statement of cash flows and elected to recognize the impact of forfeitures as they occur.  These impacts on the Company’s consolidated balance sheet, results of operations and cash flows were immaterial.

Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The guidance requires an entity to recognize revenue on contracts with customers relating to the transfer of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  To achieve this, an entity is required to identify the contract with a customer; identify the separate performance obligations in the contract; determine the transaction price; allocate the transaction price to the separate performance obligations in the contract; and recognize revenue when (or as) the entity satisfies each performance obligation.  In August of 2015, the FASB issued ASU 2015-14 which defers the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017 and interim periods in the year of adoption.  The Company may use either a full retrospective or modified retrospective approach to adopt these ASUs.  The Company is planning to adopt ASU 2014-09 in fiscal 2018 beginning February 4, 2018.  The Company is currently evaluating these ASUs including which transition approach to use, however, the Company does not expect adoption to have a material impact on its consolidated balance sheet, results of operations or cash flows, other than additional disclosure requirements.  Additionally, the Company does not anticipate any significant changes to business processes, controls or systems as a result of adopting the new standard.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016–02”) which replaces the existing guidance in ASC 840, Leases. The new standard establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations.  The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and requires retrospective application. The Company will adopt ASU 2016-02 in fiscal 2019.  The Company is currently in the process of evaluating the new lease guidance to determine the ultimate impact.  However, the Company is party to 549 leases for individual retail locations with an average remaining contractual rent period of 3.1 years, and therefore has determined that the adoption of the new lease standard will have a significant impact on the Company’s consolidated financial statements and disclosures.

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

Overview

We are a value-priced retailer of urban fashion apparel and accessories for the entire family. Our merchandise offerings are designed to appeal to the fashion preferences of value-conscious consumers, particularly African-Americans. We operated 549 stores in both urban and rural markets in 31 states as of October 28, 2017.

Accounting Periods

The following discussion contains references to fiscal years 2017 and 2016, which represent fiscal years ending or ended on February 3, 2018 and January 28, 2017, respectively.  Fiscal 2017 has a 53-week accounting period and fiscal 2016 had a 52-week accounting period.  The additional week in fiscal 2017 occurs in the fourth quarter.  This discussion and analysis should be read with the unaudited condensed consolidated financial statements and the notes thereto.

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

Provided below is a reconciliation of net income (loss) to EBITDA and to Adjusted EBITDA for the thirty-nine and thirteen week periods ended October 28, 2017 and October 29, 2016 (in thousands):

	Thirty-Nine Weeks Ended		Thirteen Weeks Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016

Net income (loss)	$9,327	$7,781	$647	$(836)

Plus:
Interest expense	112	120	38	39
Income tax expense	4,238	3,510	286	—
Depreciation	13,863	12,961	4,976	4,223

Less:
Interest income	(617)	(408)	(216)	(146)
Income tax benefit	—	—	—	(648)
EBITDA	26,923	23,964	5,731	2,632

Asset impairment	77	282	—	61
Proxy contest expenses	2,516	—	—	—

Adjusted EBITDA	$29,516	$24,246	$5,731	$2,693

Thirty-Nine Weeks Ended October 28, 2017 and October 29, 2016

Net Sales.  Net sales increased $33.4 million, or 6.6%, to $543.1 million in the thirty-nine weeks ended October 28, 2017 from $509.7 million in the thirty-nine weeks ended October 29, 2016.  The increase in sales was due to a 4.1% increase in comparable store sales and the opening of 20 new stores since last year’s third quarter, partially offset by the impact of closing four stores since last year’s third quarter.  The increase in comparable store sales was reflected in a 3% increase in the number of customer transactions, together with a 2% increase in the average number of items per transaction, partially offset by a 1% decrease in the average unit sale.  Comparable store sales changes by major merchandise class were as follows in the first thirty-nine weeks of fiscal 2017: Home +27%; Accessories +5%; Men’s +4%; Ladies’ +3%; and Children’s less than -1%.

The 4.1% comparable store sales increase in the 513 comparable stores resulted in an increase of $20.2 million in sales, while store opening and closing activity resulted in a net increase of $13.2 million.

Cost of Sales (exclusive of depreciation).  Cost of sales (exclusive of depreciation) increased $21.4 million, or 6.8%, to $334.7 million in the thirty-nine weeks ended October 28, 2017 from $313.3 million in the thirty-nine weeks ended October 29, 2016.  Cost of sales as a percentage of sales increased to 61.6% in the thirty-nine weeks ended October 28, 2017 from 61.5% in the thirty-nine weeks ended October 29, 2016, due primarily to an increase in freight costs.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $9.3 million, or 5.4%, to $181.4 million in the thirty-nine weeks ended October 28, 2017 from $172.1 million in the thirty-nine weeks ended October 29, 2016 due primarily to the impact on expenses of opening 20 new stores since last year’s third quarter, together with normal inflationary pressure on expenses such as rent and payroll, a $2.8 million increase in incentive compensation expense resulting from an improvement in Adjusted EBITDA in fiscal 2017 and $2.5 million in expenses incurred in connection with a proxy contest.  These factors that caused the increase in selling, general and administrative expenses were partially offset by a $0.9 million gain on insurance claims received in fiscal 2017.  As a percentage of sales, selling, general and administrative expenses decreased to 33.4% in the first thirty-nine weeks of fiscal 2017 from 33.8% in the first thirty-nine weeks of fiscal 2016 due primarily to the leveraging effect resulting from higher comparable store sales.

Depreciation.  Depreciation expense increased $0.9 million, or 7.0%, to $13.9 million in the first thirty-nine weeks of fiscal 2017 from $13.0 million in the first thirty-nine weeks of fiscal 2016 due primarily to the acceleration of our store opening pace in relation to previous years and the completion of the expansion of our distribution center in Roland, Oklahoma.

Asset Impairment.  Impairment charges related to property and equipment at underperforming stores totaled $0.1 million in the first thirty-nine weeks of fiscal 2017 and $0.3 million during the same period of fiscal 2016.

Income Tax Expense.  Income tax expense increased $0.7 million, or 20.7%, to $4.2 million in the first thirty-nine weeks of fiscal 2017 from $3.5 million in the first thirty-nine weeks of fiscal 2016, due primarily to an increase in pretax income.

Net Income.  Net income increased $1.5 million, or 19.9%, to $9.3 million in the first thirty-nine weeks of fiscal 2017 from $7.8 million in the first thirty-nine weeks of fiscal 2016 due to the factors discussed above.

Thirteen Weeks Ended October 28, 2017 and October 29, 2016

Net Sales.  Net sales increased $16.2 million, or 10.1%, to $176.9 million in the thirteen weeks ended October 28, 2017 from $160.7 million in the thirteen weeks ended October 29, 2016.  The increase in sales was due to a 7.4% increase in comparable store sales and the opening of 20 new stores since last year’s third quarter, partially offset by the impact of closing four stores since the third quarter of 2016.  The increase in comparable store sales was reflected in a 4% increase in customer transactions, together with an increase in the average number of items per transaction of more than 2% and a 1% increase in the average unit sale.  Comparable store sales changes by major merchandise class were as follows in the third quarter of 2017:  Home +29%; Men’s +8%; Accessories +7%; Ladies’ +6%; and Children’s +4%.

The 7.4% comparable store sales increase resulted in an increase of $11.4 million in sales, while store opening and closing activity resulted in a net increase of $4.8 million.

Cost of sales (exclusive of depreciation).  Cost of sales (exclusive of depreciation) increased $9.7 million, or 9.7%, to $110.1 million in the third quarter of 2017 from $100.4 million in last year’s third quarter.  Cost of sales as a percentage of sales decreased to 62.2% in the third quarter of 2017 from 62.5% in last year’s third quarter.  The decrease in cost of sales as a percentage of sales was due to a 60 basis points improvement in the core merchandise margin (initial mark-up, net of markdowns) as a result of the strong comparable store sales results, partially offset by increases of 20 basis points in freight costs and 10 basis points in shrinkage.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $3.5 million, or 6.0%, to $61.1 million in the third quarter of 2017 from $57.6 million in last year’s third quarter due primarily to a $1.5 million increase in incentive compensation expense resulting from an improvement in Adjusted EBITDA in the third quarter of 2017, together with the impact on expenses of opening 20 new stores since last year’s third quarter and normal inflationary pressure on expenses such as rent and payroll.  As a percentage of sales, selling, general and administrative expenses decreased to 34.5% in the third quarter of 2017 from 35.9% in the third quarter of 2016 due primarily to the leveraging effect resulting from higher comparable store sales.

Depreciation.  Depreciation expense increased $0.8 million, or 17.8%, to $5.0 million in the third quarter of 2017 from $4.2 million in the third quarter of 2016, due to the acceleration of our store opening pace in relation to previous years, the completion of the expansion of our distribution center in Roland, Oklahoma and the placement of chip-enabled pin pads in all stores.

Asset Impairment.  There were no impairment charges related to property and equipment at underperforming stores in the third quarter of 2017.  Impairment charges totaled less than $0.1 million in the third quarter of 2016.

Income Tax (Expense) Benefit.  Income tax expense was $0.3 million in the third quarter of 2017 and a benefit of $0.6 million in the third quarter of 2016, due primarily to having pretax income of $0.9 million this year compared with a pretax loss of $1.5 million last year.

Net income (Loss).  Net income increased to $0.6 million in the third quarter of 2017 from a loss of $0.8 million in the third quarter of 2016 due to the factors discussed above.

Liquidity and Capital Resources

Our cash requirements are primarily for working capital, opening of new stores, remodeling of our existing stores and the improvement of our distribution infrastructure and information systems.  In addition, in the first thirty-nine weeks of 2017, we initiated and completed a share repurchase program of $25.0 million of our common stock.  Also, we increased our quarterly cash dividend rate by 33.3% to $0.08 per share from $0.06 per share last year, resulting in year-to-date dividends of $3.1 million.  In recent years, we have met these cash requirements using cash flow from operations and short-term trade credit.  We expect to be able to meet future cash requirements with cash flow from operations, short-term trade credit, existing balances of cash and investment securities and, if necessary, borrowings under our revolving credit facility.

Current Financial Condition. As of October 28, 2017, we had total cash and cash equivalents of $34.9 million compared to $49.3 million as of January 28, 2017.  Additionally, we had $30.3 million and $26.1 million of short-term and long-term investment securities, respectively, as of October 28, 2017, compared with $38.0 million and $26.7 million, respectively, as of January 28, 2017.  These securities are comprised of bank certificates of deposit and obligations of the U.S. Treasury, U.S. government agencies, states and municipalities. Inventory represented 42.6% of our total assets as of October 28, 2017, compared to 40.5% as of January 28, 2017.  Management’s ability to manage our inventory can have a significant impact on our cash flows from operations during a given interim period or fiscal year. In addition, inventory purchases can be seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise.

Cash Flows From Operating Activities. Net cash provided by operating activities was $24.4 million in the thirty-nine weeks ended October 28, 2017 compared to $18.3 million in the same period of 2016.  Sources of cash provided during the first thirty-nine weeks of 2017 included net income adjusted for noncash expenses such as depreciation, asset impairment, loss on disposal of property and equipment, insurance proceeds from operating activities, deferred income taxes and stock-based compensation expense, totaling $26.7 million (compared to $25.1 million in the first thirty-nine weeks of fiscal 2016).  Other significant sources of cash in the thirty-nine weeks ended October 28, 2017 were (1) a $5.2 million increase in accrued compensation (compared with a $2.4 million decrease in the first thirty-nine weeks of fiscal 2016) primarily as a result of higher incentive compensation accruals this year due to improved financial performance relative to budget in 2017, and our balance sheet as of the end of the third quarter of fiscal 2017 including accrued payroll for two weeks, while our 2016 year-end balance sheet included accrued payroll for one week due to the timing of our bi-weekly payroll; and (2) a $1.4 million increase in layaway deposits (compared to a $1.5 million increase in the first thirty-nine weeks of fiscal 2016) due to the seasonality of layaway transactions, which are low at the end of our fiscal year because all balances have to be redeemed by customers or they are cancelled by the middle of December each year.

Significant uses of cash from operating activities in the thirty-nine weeks ended October 28, 2017 were (1) a $7.4 million decrease in accounts payable (compared to an $8.3 million decrease in the first thirty-nine weeks of fiscal 2016) due to apparel retail seasonality, which has an effect on the timing of merchandise receipts during the two months leading up to fiscal year end versus the end of the third quarter; since this higher level of purchases occurred in the last two months of fiscal 2016, nearly all of such purchases would have still been in accounts payable as of January 28, 2017; and (2) a $1.8 million increase in prepaid and other current assets (compared to a $2.3 million increase in the first thirty-nine weeks of fiscal 2016) due primarily to an increase in charge card receivables attributable to higher sales and a greater percentage of customers paying with charge cards.

Cash Flows From Investing Activities. Cash used in investing activities was $9.6 million in the thirty-nine weeks ended October 28, 2017 compared to $16.4 million in the same period of 2016.  Cash used for purchases of property and equipment totaled $18.4 million and $16.7 million in the first thirty-nine weeks of fiscal 2017 and 2016, respectively.  Sales/redemptions of investment securities, net of purchases, provided cash of $8.3 million in the first thirty-nine weeks of fiscal 2017 and $0.3 million in the first thirty-nine weeks of fiscal 2016.

Cash Flows From Financing Activities. Cash used in financing activities was $29.1 million and $4.0 million in the thirty-nine weeks ended October 28, 2017 and October 29, 2016, respectively, with the increase due primarily to the repurchase of common stock for an aggregate purchase price of $25.0 million during the first three quarters of 2017.  Dividends paid to stockholders used cash of $3.1 million and $2.6 million in fiscal 2017 and 2016, respectively.

Cash Requirements

Our principal sources of liquidity consist of: (i) cash and cash equivalents (which equaled $34.9 million as of October 28, 2017); (ii) short-term and long-term investment securities (which equaled $30.3 million and $26.1 million, respectively, as of October 28, 2017); (iii) short-term trade credit; (iv) cash generated from operations on an ongoing basis as we sell our merchandise inventory; and (v) a $50 million revolving credit facility (under which we have no borrowings outstanding). Trade credit represents a significant source of financing for inventory purchases and arises from customary payment terms and trade practices with our vendors.  Historically, our principal liquidity requirements have been for working capital and capital expenditure needs.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risk during the thirty-nine weeks ended October 28, 2017 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended January 28, 2017.

Item 4. Controls and Procedures.

We have carried out an evaluation under the supervision and with the participation of management, including the Acting Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 28, 2017 pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based on that evaluation, the Acting Chief Executive Officer, Chief Operating Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information has been accumulated and communicated to our management, including the officers who certify our financial reports, as appropriate, to allow timely decisions regarding the required disclosures.

Our disclosure controls and procedures are designed to provide reasonable assurance that the controls and procedures will meet their objectives. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended October 28, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Information on Share Repurchases

The number of shares of common stock repurchased by CitiTrends, Inc. during the third quarter of fiscal 2017 and the average price paid per share are as follows:

Maximum number (or
			Total number of shares	approximate dollar value)
			purchased as part of	of shares that may yet be
	Total number of	Average price paid	publicly announced	purchased under the plans
Period	shares purchased	per share (1)	plans or programs (2)	or programs (2)
August (7/30/17 - 8/26/17)	3,659	$22.03	3,659	$—
September (8/27/17 - 9/30/17)	—	—	—	—
October (10/1/17 - 10/28/17)	—	—	—	—
Total	3,659		3,659

(1) Includes commissions for the shares repurchased under stock repurchase program.

(2) On April 10, 2017, Citi Trends, Inc. announced a $25.0 million stock repurchase program, under which no additional shares remained available as of October 28, 2017.  Repurchases under the stock repurchase program could be made at management’s discretion from time to time on the open market, in privately negotiated transactions or otherwise, and could be made in part under one or more Rule 10b5-1 plans.

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

The following financial information from Citi Trends, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 28, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of October 28, 2017 and January 28, 2017, (ii) the Condensed Consolidated Statements of Operations for the thirty-nine and thirteen week periods ended October 28, 2017 and October 29, 2016, (iii) the Condensed Consolidated Statements of Cash Flows for the thirty-nine week periods ended October 28, 2017 and October 29, 2016, and (iv) Notes to the Condensed Consolidated Financial Statements.*

*      Included herewith.

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

Date: December 4, 2017

	By:	/s/ Bruce D. Smith
	Name:	Bruce D. Smith
	Title:	Acting Chief Executive Officer, Chief Operating Officer and Chief Financial Officer