Form 10-K
period 2018-02-03
Citi Trends Inc
filed 2018-04-18
CIK 1318484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended February 3, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial account standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $283,782,706 as of July 29, 2017.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: Common Stock, par value $.01 per share, 13,760,229 shares outstanding as of April 3, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information from the registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year covered by this Annual Report on Form 10-K, with respect to the Annual Meeting of Stockholders to be held on June 6, 2018.

FORM 10-K REPORT INDEX

PART I

Some statements in, or incorporated by reference into, this Annual Report on Form 10-K (this “Report”) of Citi Trends, Inc. (“we”, “us”, or the “Company”) may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than historical facts contained in this Report, including statements regarding our future financial position, business policy and plans, objectives and expectations of management for future operations and capital allocation expectations, are forward-looking statements. The words “believe,” “anticipate,” “project,” “plan,” “expect,” “estimate,” “objective,” “forecast,” “goal,” “intend,” “could,” “will likely result,” or “will continue” and similar expressions, as they relate to us, are intended to identify forward-looking statements, although not all forward-looking statements contain such language.  We have based these forward-looking statements largely on our current expectations and projections about future events, including, among other things: our ability to anticipate and respond to fashion trends, competition in our markets, consumer spending patterns, actions of our competitors or anchor tenants in the strip shopping centers where our stores are located, anticipated fluctuations in our operating results and expected cash position.

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

Information is provided herein with respect to our operations related to our fiscal years ended on February 3, 2018 (“fiscal 2017”), January 28, 2017 (“fiscal 2016”) and January 30, 2016 (“fiscal 2015”).

ITEM 1.BUSINESS

Overview and History

We are a value-priced retailer of urban fashion apparel and accessories for the entire family.  Our merchandise offerings are designed to appeal to the fashion preferences of value-conscious consumers, particularly African-Americans. We believe that we provide merchandise at compelling values. Our goal is to provide merchandise at discounts to department and specialty stores’ regular prices of 20% to 70%. Our stores average approximately 11,000 square feet of selling space and are typically located in neighborhood shopping centers that are convenient to low and moderate income customers.  As of February 3, 2018, we operated 549 stores in both urban and rural markets in 31 states.

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

Strong and Flexible Sourcing Relationships. We maintain strong sourcing relationships with a large group of suppliers. We have purchased merchandise from approximately 1,800 vendors in the past 12 months. Purchasing is controlled by a 45 member buying team located in one of our three buying offices - New York, New York; Los Angeles, California; and our Savannah, Georgia headquarters. We purchase merchandise through planned programs with vendors at reduced prices and opportunistically through close-outs, with the majority of our merchandise purchased for the current season and a lesser quantity held for sale in future seasons. To foster vendor relationships, we pay vendors promptly and do not ask for typical retail concessions, such as promotional and markdown allowances.

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

Product Merchandising and Pricing

Products. Our merchandising strategy is to offer fashionable urban apparel and accessories at attractive prices for the entire value-conscious family. We seek to maintain a diverse assortment of first quality, in-season merchandise that appeals to the distinctive tastes and preferences of our core customers. Approximately 20% of our net sales in fiscal 2017 were represented by nationally recognized brands. We also offer a wide variety of products from less recognized brands and a lesser amount representing private label products under our proprietary brands.

Our merchandise includes apparel, accessories and home. Within apparel, we offer fashion sportswear for men, women and children, including offerings for newborns, infants, toddlers, boys and girls. Accessories include handbags, jewelry, footwear, belts, intimate apparel, scrubs and sleepwear.  Home includes both functional and decorative home product, as well as beauty, books and toys.

The following table sets forth the merchandise assortment by classification as a percentage of net sales for fiscal 2017, 2016 and 2015.

	Percentage of Net Sales
	2017	2016	2015
Accessories	32%	31%	30%
Ladies’	23%	24%	24%
Children’s	23%	23%	25%
Men’s	17%	17%	17%
Home	5%	5%	4%

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

Sourcing and Allocation

The merchandising department oversees the sourcing, planning and allocation of merchandise to our stores, which allows us to utilize volume purchase discounts and maintain control over our inventory. We source our merchandise from approximately 1,800 vendors, consisting of domestic manufacturers and importers. Our merchandising department consists of a buying team of 45 merchants and a planning and allocation team, which is comprised of over 25 associates.

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

Store Operations

Store Format. The average selling space of our 549 stores is approximately 11,000 square feet, which allows us the space and flexibility to departmentalize our stores and provide directed traffic patterns. We arrange most of our stores in a racetrack format with ladies’ sportswear in the center of each store and complementary categories adjacent to those items. Men’s and boy’s apparel and footwear are displayed on one side of the store, while dresses, ladies’ footwear and accessories are displayed on the other side. Merchandise for infants, toddlers and girls, as well as home goods, are displayed along the back of the store. Impulse items, such as jewelry and sunglasses, are featured near the checkout area. Products from nationally recognized brands and other current fashion styles are prominently displayed on four-way racks at the front of each department. The remaining merchandise is displayed on hanging racks and occasionally on table displays. Large hanging signs identify each category location. The unobstructed floor plan allows the customer to see virtually all of the different product areas from the store entrance and provides us the flexibility to easily expand and contract departments in response to customer demand, seasonality and merchandise availability. Virtually all of our inventory is displayed on the selling floor.

Store Management. Store operations are managed by our Senior Vice President of Store Operations, four regional vice presidents and 50 district managers, each of whom manages seven to fourteen stores. The typical store is staffed with a store manager, two or three assistant managers and seven to eight part-time sales associates, all of whom rotate work days on a shift basis. Store managers and assistant store managers participate in a bonus program based on achieving predetermined levels of sales and inventory shrinkage. District managers participate in bonus programs based on achieving targeted levels of sales, profits, inventory shrinkage and payroll costs. Regional Vice Presidents participate in a bonus program based partly on a roll-up of the district managers’ bonuses and partly on the Company’s profit performance in relation to budget. Sales associates are compensated on an hourly basis with incentives. Moreover, we recognize individual performance through internal promotions and provide opportunities for advancement.

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

Advertising and Marketing

Our marketing goals are to build the “Citi Trends” brand, promote customers’ association of the “Citi Trends” brand with value, quality, fashion and everyday low prices, and drive traffic into our stores. We generally focus our advertising efforts during the first quarter (Spring/Easter), back-to-school and Christmas through the use of hip-hop radio stations and social media.  In addition, we promote fashion trends and exciting deals in our window signage and through in-store announcements.  In 2011, we started a Facebook page which has grown to nearly 600,000 followers.

Distribution

All merchandise sold in our stores is shipped directly from our distribution centers in Darlington, South Carolina and Roland, Oklahoma, utilizing various express package distributors. Our stores receive multiple shipments of merchandise from our distribution centers each week. The Darlington distribution center has 550,000 square feet of space, while the Roland distribution center has 565,000 square feet.

Information Technology and Systems

We have information systems in place to support our core business functions, using a combination of industry-standard third party products and internally developed applications.  These systems support purchase order management, price and markdown management, merchandise planning and allocation, general ledger, accounts payable, sales audit and supply chain functions.  We continue to evaluate and implement new technologies to enhance the execution of our merchandising strategies, improve our operating efficiencies and maintain financial control.  Recent initiatives include the continued implementation of new planning and allocation systems which allow inventory planning by class, weather zone and store, as well as the ability to rank each store at the division, department, or class level.

Our stores use an industry standard point-of-sale solution supplemented by external chip-accepting pin pad devices that utilize point-to-point encryption technology. To facilitate the marking down and re-ticketing of merchandise, our stores are equipped with mobile scanners and printers which allow our stores to efficiently prepare and apply new price tickets for merchandise.  Additionally, we have recently implemented a new retail analytics solution which provides exception-based transaction reporting to assist with loss prevention activities.

We believe that our information systems, with upgrades and updates over time, are adequate to support our operations for the foreseeable future.

Growth Strategy

After opening twenty new stores in fiscal 2017, we plan to open approximately twenty new stores in fiscal 2018.

Competition

The markets we serve are highly competitive. The principal methods of competition in the retail business are fashion, assortment, pricing and presentation. We believe we have a competitive advantage in our offering of fashionable merchandise at everyday low prices. We compete against a diverse group of retailers, including national off-price retailers, mass merchants, smaller specialty retailers and dollar stores. The off-price retail companies with which we compete include TJX Companies, Inc. (“TJX Companies”), Ross Stores, Inc. (“Ross Stores”), The Cato Corporation (“Cato”), and Burlington Stores, Inc. (“Burlington”).  In particular, Ross Stores’ “dd’s DISCOUNTS” stores, and Cato’s “It’s Fashion Metro” stores target lower and moderate income consumers. We believe our strategy of appealing to African-American consumers and offering urban apparel products allows us to compete successfully with these retailers. We also believe we offer a more inviting store format than the traditional off-price retailers, including our use of carpeted floors and more prominently displayed brands. In addition, we compete with a group of smaller specialty retailers that sell only women’s products, such as Rainbow, as well as value-oriented retailers such as National Stores, Forman Mills and Variety Wholesalers. Our mass merchant competitors include Wal-Mart, Target and Kmart. These chains do not focus on fashion apparel and, within their apparel offering, lack the urban focus that we believe differentiates our offering and appeals to our core customers. Similarly, while some of the dollar store chains offer apparel, they typically offer a more limited selection focused on basic apparel needs. As a result, we believe there is significant demand for a value-priced retailer that addresses the market of low and moderate income consumers generally and, particularly, African-American and other consumers who seek value-priced, urban fashion apparel and accessories. See Item 1A. Risk Factors in this Report for additional information regarding competition in our markets.

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

Employees

As of February 3, 2018, we had approximately 2,700 full-time and approximately 2,900 part-time employees. Of these employees, approximately 4,800 are employed in our stores and the remainder are employed in our distribution centers and corporate office. We are not a party to any collective bargaining agreements, and none of our employees are represented by a labor union.

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

We do not sell our products through the internet. As the retail industry experiences an increase in online sales, our sales could be adversely affected.

The retail landscape is changing with consumers’ shopping habits shifting away from the traditional brick-and-mortar stores to online retailers. Internet sales have been obtaining an increasing percentage of retail sales over the past few years and this trend is expected to continue. Although we have tested the sale of products through the internet, we no longer have any items available on our company’s website.  The continued growth of online sales could have a negative impact on our sales, as our customers may decide to make purchases through online retailers.

Adverse trade restrictions may disrupt our supply of merchandise. We also face various risks because much of our merchandise is imported from abroad.

We purchase the products we sell directly from approximately 1,800 vendors, and a substantial portion of this merchandise is manufactured outside of the United States and imported by our vendors from countries such as China and other areas of the Far East. The countries in which our merchandise currently is manufactured or may be manufactured in the future could become subject to new trade restrictions imposed by the United States or other foreign governments. There is increased uncertainty with respect to trade relations between the United States and other countries. Trade restrictions, including increased customs restrictions and tariffs or quotas against apparel items, as well as United States or foreign labor strikes, work stoppages or boycotts, could increase the cost or reduce the supply or impede the timely delivery of apparel available to us and have an adverse effect on our business. In addition, our merchandise supply could be impacted if our vendors’ imports become subject to existing or future duties and quotas, or if our vendors face increased competition from other companies for production facilities, import quota capacity and shipping capacity.

We also face a variety of other risks generally associated with relying on vendors that do business in foreign markets and import merchandise from abroad, such as:

•	political instability, natural disasters, or the threat of terrorism, in particular in countries where our vendors source merchandise;

•	increases in merchandise costs due to raw material price inflation or changes in purchasing power caused by fluctuations in currency exchange rates;

•	enhanced security measures at United States and foreign ports, which could delay delivery of imports;

•	imposition of new or supplemental duties, taxes, and other charges on imports;

•	delayed receipt or non-delivery of goods due to the failure of foreign-source suppliers to comply with import regulations, organized labor strikes or congestion at United States ports; and

•	local business practice and political issues, including issues relating to compliance with domestic or international labor and environmental standards.

As an apparel retailer, we rely on numerous third parties in the supply chain to produce and deliver the products that we sell, and our business may be negatively impacted by their failure to comply with applicable law.

We rely on numerous third parties to supply the products that we sell. Violations of law by our importers, manufacturers or distributors could result in delays in shipments and receipt of goods or damage our reputation, thus causing our sales to decline. In addition, merchandise we sell in our stores is subject to regulatory standards set by various governmental authorities with respect to quality and safety. Regulations in this area may change from time to time. Issues with the quality and safety of merchandise we sell in our stores, regardless of our fault, or customer concerns about such issues, could result in damage to our reputation, lost sales, uninsured product liability claims or losses, merchandise recalls and increased costs. Further, we are susceptible to the receipt of counterfeit brands or unlicensed goods. We could incur liability with manufacturers or other owners of the brands or trademarked products if we receive and sell counterfeit brands or unlicensed goods, even inadvertently, and, therefore, it is important that we establish relationships with reputable vendors to reduce the risk that we may inadvertently receive counterfeit brands or unlicensed goods. Although we have a quality assurance team to check merchandise in an effort to assure that we purchase only authentic brands and licensed goods and are careful in selecting our vendors, we may receive products that we are prohibited from selling or incur liability for selling counterfeit brands or unlicensed goods, which could adversely impact our results of operations.

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

If we become engaged in a proxy contest with activist shareholders in the future, our business could be adversely affected because:

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

•        We may experience a significant increase in legal fees, administrative, advisor and associated costs incurred in connection with responding to a proxy contest or related action. For example, we incurred $2.5 million in expenses as a result of the proxy contest in connection with our 2017 annual meeting.

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

Our business is subject to numerous federal, state and local laws and regulations. New legal requirements in any number of areas could result in higher compliance costs. Changes in areas, such as workplace-regulation and other employment-related laws, supply chain, privacy and information security, or environmental regulation may require extensive structural and organizational changes that could be difficult to implement, disrupt our business, cause reputational harm and materially adversely affect our operations and financial results.

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

We depend on third-party suppliers to maintain and periodically upgrade our management information systems.  If any of these suppliers is unable to continue to maintain and upgrade these software programs and/or if we are unable to convert to alternate systems in an efficient and timely manner, it could result in an adverse effect on our business.

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

Any determination to declare and pay cash dividends on our common stock in the future (quarterly or otherwise) will be based, among other things, upon our financial condition, results of operations, business and cash requirements and our board of directors’ conclusion in each instance that the declaration and payment of a cash dividend is in the best interest of our stockholders and is in compliance with all laws and agreements applicable to the dividend.  In addition, there can be no assurance that our existing share repurchase authorization will be completed.

Provisions in our certificate of incorporation and by-laws and Delaware law may delay or prevent our acquisition by a third party.

Our second amended and restated certificate of incorporation and our second amended and restated by-laws, as amended, contain several provisions that may make it more difficult for a third party to acquire control of us without the approval of our board of directors. These provisions include, among other things, a classified board of directors, advance notice for raising business or making nominations at stockholder meetings and “blank check” preferred stock. Blank check preferred stock enables our board of directors, without stockholder approval, to designate and issue additional series of preferred stock with such dividend, liquidation, conversion, voting or other rights, including convertible securities with no limitations on conversion, as our board of directors may determine, including rights to dividends and proceeds in a liquidation that are senior to the common stock.

We are also subject to several provisions of the Delaware General Corporation Law that could delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that might otherwise result in our stockholders receiving a premium over the market price for their common stock or may otherwise be in the best interests of our stockholders.

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

Store Locations

As of February 3, 2018, we operated 549 stores located in 31 states. Our stores average approximately 11,000 square feet of selling space and are typically located in neighborhood strip shopping centers that are convenient to low and moderate income customers.

We have no franchising relationships, and all of the stores are company operated.  All existing 549 stores, totaling 7.3 million total square feet and 6.1 million selling square feet, are leased under operating leases. The typical store lease is for five years with options to extend the lease term for three additional five-year periods. Nearly all store leases provide us the right to cancel following an initial three-year period in the event the store does not meet pre-determined sales levels. The table below sets forth the number of stores in each of the 31 states in which we operated as of February 3, 2018:

Alabama—31

Arkansas—13

California—9

Connecticut—4

Delaware—1

Florida—51

Georgia—63

Illinois—20

Indiana—16

Iowa—2

Kansas—1

Kentucky—6

Louisiana—34

Maryland—5

Massachusetts—2

Michigan—22

Minnesota—2

Mississippi—26

Missouri—7

Nebraska—1

Nevada—3

New York—8

North Carolina—47

Ohio—28

Oklahoma—6

Pennsylvania—6

South Carolina—44

Tennessee—17

Texas—47

Virginia—21

Wisconsin—6

Support Center Facilities

We own a facility in Savannah, Georgia totaling approximately 70,000 square feet, which serves as our headquarters and, to a lesser extent, as a storage facility. We also own an approximately 550,000 square-foot distribution center in Darlington, South Carolina and a 565,000 square-foot distribution center in Roland, Oklahoma.  In addition, we currently lease an 11,500 square-foot office in New York City and an 1,800 square-foot office in Los Angeles which are used for buyer operations and meetings with vendors.

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

	High	Low	Dividend
2016
First Quarter	$20.95	$15.46	$0.06
Second Quarter	18.30	14.01	0.06
Third Quarter	21.01	15.44	0.06
Fourth Quarter	22.73	16.31	0.06

2017
First Quarter	19.69	15.54	0.06
Second Quarter	22.58	17.34	0.08
Third Quarter	22.63	17.43	0.08
Fourth Quarter	28.12	20.04	0.08

On April 3, 2018, the last reported sale price of our common stock on The NASDAQ Stock Market was $31.17 per share. On April 3, 2018, there were 39 holders of record and approximately 2,600 beneficial holders of our common stock.

In 2017, we paid a quarterly dividend of $0.06 per common share on March 14, 2017, and a quarterly dividend of $0.08 per common share on June 13, 2017, September 12, 2017 and December 12, 2017.

On February 13, 2018, the Company’s Board of Directors declared a quarterly dividend of $0.08 per common share, which was paid on March 20, 2018 to stockholders of record as of March 6, 2018.  We currently anticipate continuing our $0.08 quarterly dividend.  However, any determination to declare and pay cash dividends on our common stock in the future (quarterly or otherwise) will be based, among other things, upon our financial condition, results of operations, business and cash requirements and our board of directors’ conclusion in each instance that the declaration and payment of a cash dividend is in the best interest of our stockholders and is in compliance with all laws and agreements applicable to the dividend.

Recent Sales of Unregistered Securities.

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

In April 2017, the Company’s Board of Directors approved a $25.0 million stock repurchase program.  During the second and third quarters of 2017 the Company repurchased $25.0 million of common stock under this repurchase program.  There were no repurchases in the fourth quarter of fiscal 2017, and no shares remained available as of February 3, 2018.

On March 16, 2018, the Company announced a new $25.0 million stock repurchase program.  Repurchases under the stock repurchase program may be made at management’s discretion from time to time on the open market, in privately negotiated transactions or otherwise, and may be made in part under one or more Rule 10b5-1 plans.  The stock repurchase program does not have an expiration date.

Equity Compensation Plan Information.

See Item 12 of this Report.

Stock Performance Graph

Set forth below is a line graph comparing the last five years’ percentage change in the cumulative total stockholder return on shares of our common stock against (i) the cumulative total return of companies listed on The NASDAQ Stock Market and (ii) the cumulative total return of the NASDAQ Retail Trade Index. This graph assumes that $100 was invested on January 31, 2013 in our common stock and in each of the market index and the industry index, and that all cash distributions were reinvested. Our common stock price performance shown on the graph is not indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Citi Trends, Inc., the NASDAQ Composite Index and the NASDAQ Retail Trade Index

*$100 invested on 1/31/13 in stock or index, including reinvestment of dividends.

Fiscal year ending on or about January 31.

Total Return Analysis	1/13	1/14	1/15	1/16	1/17	1/18

Citi Trends, Inc.	100.00	123.65	176.89	160.50	126.36	187.94
NASDAQ Composite	100.00	133.35	152.66	153.70	187.33	249.85
NASDAQ Retail Trade	100.00	127.83	143.03	175.90	212.73	315.35

ITEM 6.SELECTED FINANCIAL DATA

Selected Financial and Operating Data

The following table provides selected consolidated financial and operating data for each of the fiscal years in the five-year period ended February 3, 2018, including: (a) consolidated statement of operations data for each such period, (b) additional operating data for each such period and (c) consolidated balance sheet data as of the end of each such period. The consolidated statement of operations data for the fiscal years ended February 3, 2018, January 28, 2017 and January 30, 2016 and the consolidated balance sheet data as of February 3, 2018 and January 28, 2017 are derived from our audited consolidated financial statements included in Item 8 of this Report that have been audited by KPMG LLP, an independent registered public accounting firm. The statement of operations data for the fiscal years ended January 31, 2015 and February 1, 2014 and the balance sheet data as of January 30, 2016, January 31, 2015 and February 1, 2014 are derived from our audited financial statements that are not included in this Report. The selected consolidated financial and operating data set forth below should be read in conjunction with, and are qualified in their entirety by reference to, the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this

Report and our consolidated financial statements and related notes set forth in the financial pages of this Report. Historical results are not necessarily indicative of results to be expected for any future period.

	Fiscal Year Ended (1)
	February 3,		January 28,	January 30,	January 31,	February 1,
	2018		2017	2016	2015	2014
	(dollars in thousands, except per share amounts)
Statement of Operations Data:
Net sales	$755,241		$695,175	$683,791	$670,840	$622,204
Cost of sales (exclusive of depreciation shown separately below)	(466,022)		(428,167)	(416,779)	(418,416)	(394,445)
Selling, general and administrative expenses	(247,062)		(230,666)	(224,218)	(221,041)	(206,146)
Depreciation	(18,883)		(17,090)	(18,577)	(20,177)	(21,974)
Asset impairment	(507)		(313)	—	(83)	(1,542)
Gain on sale of former distribution center	—		—	—	—	1,526
Income (loss) from operations	22,767		18,939	24,217	11,123	(377)
Interest, net	733		412	97	(13)	87
Income (loss) before income taxes	23,500		19,351	24,314	11,110	(290)
Income tax (expense) benefit	(8,926)		(6,020)	(8,787)	(2,144)	754
Net income	$14,574		$13,331	$15,527	$8,966	$464
Net income per common share:
Basic	$1.04		$0.91	$1.04	$0.60	$0.03
Diluted	$1.03		$0.91	$1.03	$0.60	$0.03
Weighted average shares used to compute net income per share:
Basic	14,058,008		14,656,753	14,996,496	14,960,920	14,798,154
Diluted	14,115,896		14,662,272	15,055,538	15,020,489	14,813,444
Cash dividends per common share	$0.30		$0.24	$0.12	—	—
Additional Operating Data:
Number of stores:
Opened during period	20		18	13	8	1
Closed during period	4		6	3	2	9
Open at end of period	549		533	521	511	505
Selling square footage at end of period	6,052,753		5,839,232	5,683,032	5,543,954	5,467,021
Comparable store sales increase (decrease) (2)	4.5	% (3)	(0.4)%	(0.1)%	7.5%	(1.6)%
Average sales per store (4)	$1,396		$1,319	$1,325	$1,321	$1,222
Balance Sheet Data:
Cash and cash equivalents	$48,451		$49,253	$39,116	$74,514	$58,928
Short-term investments	31,500		38,026	32,671	15,850	6,004
Long-term investments	25,451		26,691	30,890	22,447	19,777
Total assets	327,071		332,514	314,508	318,373	291,308
Total liabilities	117,603		108,923	102,274	107,751	92,437
Total stockholders’ equity	209,468		223,591	212,234	210,622	198,871

(1)

Our fiscal year ends on the Saturday closest to January 31 of each year. The years ended February 3, 2018, January 28, 2017, January 30, 2016, January 31, 2015 and February 1, 2014 are referred to as fiscal 2017, 2016, 2015, 2014 and 2013, respectively.   Fiscal 2017 is comprised of 53 weeks, while fiscal years 2016, 2015, 2014 and 2013 are each comprised of 52 weeks.

(2)

Stores included in the comparable store sales calculation for any period are those stores that were opened prior to the beginning of the preceding fiscal year and were still open at the end of such period. Relocated stores and expanded stores are included in the comparable store sales results.

(3)

The Company is reporting comparable store sales on a comparable store and comparable weeks basis; for fiscal 2017, the 53 weeks ended February 3, 2018 were compared to the 53 weeks ended February 4, 2017.

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

Overview

We are a value-priced retailer of urban fashion apparel and accessories for the entire family. Our merchandise offerings are designed to appeal to the preferences of fashion conscious consumers, particularly African-Americans. As of February 3, 2018, we operated 549 stores in both urban and rural markets in 31 states.

After opening twenty new stores in fiscal 2017, we plan to open approximately twenty new stores in fiscal 2018.

Basis of the Presentation

Net sales consist of store sales and layaway fees, net of returns by customers. Cost of sales consists of the cost of products we sell and associated freight costs. Depreciation is not considered a component of cost of sales and is included as a separate line item in the consolidated statements of operations. Selling, general and administrative expenses are comprised of store costs, including payroll and occupancy costs, corporate and distribution center costs and advertising costs. We operate on a 52- or 53-week fiscal year, which ends on the Saturday closest to January 31. Each of our fiscal quarters consists of four 13-week periods, with an extra week added to the fourth quarter every five to six years.  The years ended February 3, 2018, January 28, 2017, January 30, 2016, January 31, 2015 and February 1, 2014 are referred to as fiscal 2017, 2016, 2015, 2014 and 2013, respectively. Fiscal 2017 is comprised of 53 weeks, while fiscal years 2016, 2015, 2014 and 2013 are each comprised of 52 weeks.

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

Net Sales and Additional Operating Data

The following table sets forth, for the periods indicated, selected consolidated statement of operations data expressed both in dollars and as a percentage of net sales:

	Fiscal Year Ended
	February 3,		January 28,		January 30,
	2018		2017		2016
	(dollars in thousands)
Statement of Operations Data
Net sales	$755,241	100.0%	$695,175	100.0%	$683,791	100.0%

Cost of sales (exclusive of depreciation shown separately below)	(466,022)	(61.7)%	(428,167)	(61.6)%	(416,779)	(61.0)%
Selling, general and administrative expenses	(247,062)	(32.7)%	(230,666)	(33.2)%	(224,218)	(32.8)%
Depreciation	(18,883)	(2.5)%	(17,090)	(2.5)%	(18,577)	(2.7)%
Asset impairment	(507)	(0.1)%	(313)	0.0%	—	0.0%

Income from operations	22,767	3.0%	18,939	2.7%	24,217	3.5%
Interest income	883	0.1%	571	0.1%	339	0.0%
Interest expense	(150)	(0.0)%	(159)	(0.0)%	(242)	(0.0)%
Income before income taxes	23,500	3.1%	19,351	2.8%	24,314	3.5%
Income tax expense	(8,926)	(1.2)%	(6,020)	(0.9)%	(8,787)	(1.3)%

Net income	$14,574	1.9%	$13,331	1.9%	$15,527	2.3%

The following table provides information, for the years indicated, about the number of total stores open at the beginning of the year, stores opened and closed during each year, total stores open at the end of each year and the change in comparable store sales for each year:

	Fiscal Year Ended
	February 3,	January 28,	January 30,
	2018	2017	2016

Total stores open, beginning of year	533	521	511
New stores	20	18	13
Closed stores	(4)	(6)	(3)
Total stores open, end of year	549	533	521

Comparable store sales increase (decrease) (1)	4.5%	(0.4)%	(0.1)%

(1)

Stores included in the comparable store sales calculation for any year are those stores that were opened prior to the beginning of the preceding fiscal year and were still open at the end of such year. Relocated stores and expanded stores are included in the comparable store sales results.  In a 53-week year, comparable store sales are reported on a comparable weeks basis (e.g. the 53 weeks ended February 3, 2018 were compared to the 53 weeks ended February 4, 2017.)

Key Operating Statistics

We measure performance using key operating statistics. One of the main performance measures we use is comparable store sales growth. We define a comparable store as a store that has been open for an entire fiscal year. Therefore, a store will not be considered a comparable store until its 13th month of operation at the earliest or until its 24th month at the latest. As an example, stores opened in fiscal 2016 and fiscal 2017 were not considered comparable stores in fiscal 2017. Relocated and expanded stores are included in the comparable store sales results. We also use other operating statistics, most notably average sales per store, to measure our performance. As we typically occupy existing space in established shopping centers rather than sites built specifically for our stores, store square footage (and therefore sales per square foot) varies by store. We focus on overall store sales volume as the critical driver of profitability.

In addition to sales, we measure cost of sales as a percentage of sales and store operating expenses, with a particular focus on labor, as a percentage of sales. These results translate into store level contribution, which we use to evaluate overall performance of each individual store. Finally, we monitor corporate expenses against budgeted amounts.  All of the statistics discussed above are critical components of earnings before interest, taxes, depreciation and amortization (“EBITDA”) and Adjusted EBITDA (comprised of EBITDA, excluding non-cash asset impairment expense and expenses related to our proxy contest), which are considered our most important operating statistics.  We believe that excluding proxy contest expenses from our financial results reflects operating results that are more indicative of our ongoing operating performance while improving comparability to prior periods, and as such, provides an enhanced understanding of our past financial performance and prospects for the future.

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

Provided below is a reconciliation of net income to EBITDA and to Adjusted EBITDA for fiscal years ended February 3, 2018, January 28, 2017 and January 30, 2016:

	Fiscal Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
	(dollars in thousands)
Net income	$14,574	$13,331	$15,527

Plus:
Interest expense	150	159	242
Income tax expense	8,926	6,020	8,787
Depreciation	18,883	17,090	18,577

Less:
Interest income	(883)	(571)	(339)
EBITDA	41,650	36,029	42,794

Asset impairment	507	313	—
Proxy contest expenses	2,516	—	—
Adjusted EBITDA	$44,673	$36,342	$42,794

Provided below is a reconciliation of net income (the closest comparable GAAP measure) to (i) net income adjusted for proxy contest expenses and the effect of the Tax Cuts and Jobs Act (“Adjusted net income”) and (ii) diluted Adjusted net income per share.  We believe that excluding proxy contest expenses and their related tax effects and the effect of the Tax Cuts and Jobs Act from our financial results reflects operating results that are more indicative of our ongoing operating performance while improving comparability to prior periods, and as such, may provide investors with an enhanced understanding of our past financial performance and prospects for the future.  These non-GAAP measures should be used as a supplement to net income and diluted net income per common share as reported under GAAP and should not be used as the only measures of operating performance or as a substitute for GAAP results.

	Fiscal Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
	(in thousands, except per share data)
Net income	$14,574	$13,331	$15,527

Proxy contest expenses and related tax effects	1,560	—	—
Tax Cuts and Jobs Act effect	1,609	—	—
Adjusted net income	$17,743	$13,331	$15,527

Diluted Adjusted net income per share	$1.26	$0.91	$1.03

Diluted shares outstanding	14,116	14,662	15,056

Fiscal 2017 Compared to Fiscal 2016

Net Sales. Net sales increased $60.0 million, or 8.6%, to $755.2 million in the 53-week fiscal 2017 from $695.2 million in the 52-week fiscal 2016.  The increase in net sales was due primarily to a 4.5% increase in comparable store sales on a 53-week versus 53-week basis, together with twenty new store openings in 2017 and eighteen new store openings in 2016 for which there was not a full year of sales last year, and an extra week in fiscal 2017 which contributed $11.8 million in sales.  These sales increases were partially offset by the closing of four stores in 2017 and six stores in 2016.  The increase in comparable store sales on a 53-week basis was reflected in a 2.6% increase in the number of customer transactions, along with a 1.8% increase in the average number of items per transaction and a 0.1% increase in the average unit sale.  Comparable store sales changes on a 53-week basis, by major merchandise class, were as follows:  Home +21%; Men’s +5%; Accessories +5%; Ladies’ +4%; and Children’s +2%.

The 4.5% comparable store sales increase in the 511 comparable stores totaled $30.8 million and store opening and closing activity resulted in a net increase of $17.4 million in sales, while the aforementioned extra week added $11.8 million in sales.

Cost of Sales (exclusive of depreciation). Cost of sales (exclusive of depreciation) increased $37.8 million, or 8.8%, to $466.0 million in fiscal 2017 from $428.2 million in fiscal 2016 due to the effect of the increase in sales discussed above and an increase in cost of sales as a percentage of sales to 61.7% in fiscal 2017 from 61.6% in fiscal 2016.  The increase in cost of sales as a percentage of sales was due primarily to an increase in freight costs.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $16.4 million, or 7.1%, to $247.1 million in fiscal 2017 from $230.7 million in fiscal 2016 due to a $4.8 million increase in incentive compensation expense resulting from the improved operating results in relation to budget, together with $3.5 million to $4.0 million of expenses attributable to the extra week in fiscal 2017, $2.5 million in expenses incurred in connection with a proxy contest, the opening of twenty new stores in 2017 and eighteen stores in 2016, and normal inflationary pressure on expenses such as payroll and rent.  These factors that caused the increase in selling, general and administrative expenses were partially offset by a $1.0 million gain on insurance claims.  Selling, general and administrative expenses as a percentage of sales decreased to 32.7% in fiscal 2017 from 33.2% in fiscal 2016 due primarily to the leveraging effect resulting from higher comparable store sales.

Depreciation. Depreciation expense increased $1.8 million, or 10.5%, to $18.9 million in fiscal 2017 from $17.1 million in fiscal 2016, due to the acceleration of our store opening pace in relation to previous years, along with the completion of an expansion of our Roland, Oklahoma distribution center.

Asset Impairment. Impairment charges related to property and equipment at underperforming stores totaled $0.5 million and $0.3 million in fiscal 2017 and 2016, respectively.

Income Tax Expense.  Income tax expense increased $2.9 million to $8.9 million in fiscal 2017 from $6.0 million in fiscal 2016 due to pretax income increasing $4.1 million, accompanied by an increase in the effective income tax rate to 38.0% from 31.1%.  The increase in the effective tax rate from last year was due primarily to a $1.9 million write-down of net deferred tax assets resulting from the reduction in the federal income tax rate from 35% to 21%.  Such reduction is the result of the Tax Cuts and Jobs Act tax reform legislation which was enacted in December 2017.  The Company was required to revalue its deferred tax assets and liabilities to reflect the reduced federal income tax rate expected to be in effect at the time of future reversals.

Net Income.  Net income was $14.6 million in fiscal 2017 and $13.3 million in fiscal 2016, due to the factors discussed above.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $6.5 million, or 2.9%, to $230.7 million in fiscal 2016 from $224.2 million in fiscal 2015 due to the opening of eighteen new stores in 2016 and thirteen stores in 2015, together with normal inflationary pressure on expenses such as payroll and rent and a $0.9 million benefit from a legal recovery in fiscal 2015.  These factors that caused the increase in selling, general and administrative expenses were partially offset by a $4.0 million decrease in incentive compensation expense resulting from the diminished operating results and a $2.2 million decrease in employee medical and workers’ compensation claims.  Selling, general and administrative expenses as a percentage of sales increased to 33.2% in fiscal 2016 from 32.8% in fiscal 2015 due primarily to the deleveraging effect resulting from lower comparable store sales.

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

Liquidity and Capital Resources

Our cash requirements are primarily for working capital and for capital expenditures for our stores, distribution infrastructure and information systems. In recent years, we have met these cash requirements using cash flow from operations and short-term trade credit.  We expect to be able to meet future cash requirements with cash flow from operations, short-term trade credit and existing balances of cash and investment securities and, if necessary, borrowings under our revolving credit facility (described below). In fiscal 2017, there was no need to borrow under the credit facility.  Due to our strong cash and cash equivalents position as of February 3, 2018 ($48.5 million), we believe that we will likely not have to borrow under the credit facility during fiscal 2018.

Cash Flows

Fiscal 2017 Compared to Fiscal 2016

As of February 3, 2018, we had total cash and cash equivalents of $48.5 million, compared with $49.3 million as of January 28, 2017.  Additionally, we had $31.5 million and $25.5 million of short-term and long-term investment securities, respectively, as of February 3, 2018, compared with $38.0 million and $26.7 million, respectively, as of January 28, 2017.  These securities are comprised of bank certificates of deposit and obligations of the U.S. Treasury, states and municipalities.

Inventory represented 42.1% of our total assets as of February 3, 2018, compared with 40.5% as of January 28, 2017.  Management’s ability to manage our inventory can have a significant impact on our cash flows from operations during a given interim period or fiscal year.  In addition, inventory purchases can be seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise.

Cash Flows Provided by Operating Activities.  Net cash provided by operating activities was $42.3 million in fiscal 2017 compared with $39.7 million in fiscal 2016.  Net income, adjusted for noncash expenses such as depreciation, asset impairment, loss on disposal of property and equipment, insurance proceeds from operating activities, deferred income taxes and stock-based compensation expense, provided cash of $39.8 million in fiscal 2017 (compared with $36.3 million in fiscal 2016).  Other significant sources of cash provided by operating activities in fiscal 2017 included (1) an $8.1 million increase in accrued compensation (compared with a $4.2 million decrease in fiscal 2016) primarily as a result of higher incentive compensation accruals this year due to improved financial performance relative to budget in 2017, and our balance sheet as of the end of fiscal 2017 including accrued payroll for two weeks, while our 2016 year-end balance sheet included accrued payroll for one week, due to the timing of our bi-weekly payroll; and (2) a shift from an income tax receivable to an income tax payable totaling $3.6 million (compared with an increase in the income tax receivable last year of $0.2 million) due to an increase in federal and state income taxes arising from higher pre-tax income in fiscal 2017 and lower prepayments of estimated tax during the year.  Significant uses of cash included (1) a $3.9 million increase in inventory (compared with a $1.7 million decrease in fiscal 2016) due primarily to having sixteen more stores than at the previous year end; (2) a $3.1 million decrease in accrued expenses and other long-term liabilities (compared with a $0.1 million increase in fiscal 2016) due primarily to a $1.6 million decrease in the fixed asset accrual as a result of completion of the aforementioned Roland distribution center expansion; along with a $1.1 million decrease in a legal settlement accrual as a result of final payment to the settlement fund; and (3) a $2.4 million increase in prepaid and other current assets (compared with a $1.7 million increase in fiscal 2016) due to a $1.3 million increase in self-insurance collateral for payment of workers compensation claims, along with a $1.2 million increase in charge card receivables, as the last three days of this year had $4.0 million more in sales than the last three days of last year as a result of this fiscal year ending one week later, thereby including first-of-the-month sales.  Since charge card receivables are comprised of charge card sales for the last three days of the month, the receivable was higher this year.

Cash Flows Used in Investing Activities.  Cash used in investing activities was $12.8 million in fiscal 2017 compared with $24.7 million in fiscal 2016.  Cash used for the purchase of property and equipment was $21.0 million in fiscal 2017 and $23.9 million in fiscal 2016, with the decrease resulting primarily from capital expenditures made in 2016 to expand the Roland distribution center and enhance markdown equipment in all stores.  Sales/redemptions of investment securities, net of purchases, provided cash of $7.8 million in fiscal 2017 and used cash of $1.2 million in fiscal 2016.

Cash Flows Used in Financing Activities. Cash used in financing activities was $30.3 million in fiscal 2017 compared with $4.9 million in fiscal 2016. Cash used for the repurchase of common stock totaled $25.0 million in fiscal 2017.  Dividends paid to stockholders used cash of $4.2 million in fiscal 2017 and $3.5 million in fiscal 2016.

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

Cash Flows Provided by Operating Activities.  Net cash provided by operating activities was $39.7 million in fiscal 2016 compared with $27.5 million in fiscal 2015.  Net income, adjusted for noncash expenses such as depreciation, asset impairment, loss on disposal of property and equipment, insurance proceeds from operating activities, deferred income taxes and stock-based compensation expense, provided cash of $36.3 million in fiscal 2016 (compared with $39.0 million in fiscal 2015).  Other significant sources of cash provided by operating activities in fiscal 2016 included (1) an $8.0 million increase in accounts payable (compared with a $5.0 million decrease in fiscal 2015) due primarily to $5.4 million more in merchandise purchases in December and January of fiscal 2016 over the previous year;  since this higher level of purchases occurred in the last two months of the fiscal year, all such purchases would have still been in accounts payable as of January 28, 2017;  the relationship between inventory and accounts payable was distorted due to a higher level of next-season-buy inventory at the end of fiscal 2015, with such merchandise being already paid for since it was purchased earlier than 60 days before year end; and (2) a $1.7 million decrease in inventory (compared with a $6.0 million increase in fiscal 2015) due primarily to the aforementioned reduction in next-season-buy inventory, partially offset by having twelve more stores than at the previous year end.  Significant uses of cash included (1) a $4.2 million decrease in accrued compensation (compared with a $1.9 million decrease in fiscal 2015) primarily as a result of lower incentive compensation accruals this year due to diminished financial performance relative to budget in 2016;  and (2) a $1.7 million increase in prepaid and other current assets (compared with a $2.4 million decrease in fiscal 2015) due to an increase in receivables related to tenant improvement allowances due from landlords for new and expanded or relocated stores opened in the fourth quarter of fiscal 2016.

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

Liquidity Sources and Requirements and Contractual Cash Requirements and Commitments

Our principal sources of liquidity consist of: (i) cash and cash equivalents (which equaled $48.5 million as of February 3, 2018); (ii) short-term and long-term investment securities (which equaled $31.5 million and $25.5 million, respectively, as of February 3, 2018); (iii) short-term trade credit; (iv) cash generated from operations on an ongoing basis as we sell our merchandise inventory; and (v) a $50 million revolving credit facility. Trade credit represents a significant source of financing for inventory purchases and arises from customary payment terms and trade practices with our vendors.  Historically, our principal liquidity requirements have been for working capital and capital expenditure needs.

We believe that our existing sources of liquidity will be sufficient to fund our operations and anticipated capital expenditures for at least the next 12 months.

We anticipate that capital expenditures will be approximately $21 million in fiscal 2018, including amounts related to approximately twenty new stores that we plan to open in fiscal 2018.  We plan to finance these capital expenditures with cash flow from operations and existing cash balances.

The following table discloses aggregate information about our contractual obligations as of February 3, 2018 and the periods in which payments are due:

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
	(in thousands)
Contractual obligations:
Operating leases (1)	$149,695	$45,658	$70,084	$27,970	$5,983
Purchase obligations	130,142	130,142	—	—	—
Total contractual cash obligations	$279,837	$175,800	$70,084	$27,970	$5,983

(1)

Represents fixed minimum rents in stores and does not include incremental rents which are computed as a percentage of net sales. For example, in fiscal 2017 incremental percentage rent was approximately $0.5 million, which represented 0.9% of total rent expense.

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

Operating Leases. We lease our stores under operating leases, which generally have an initial term of five years with renewal options. The typical store lease requires a combination of both fixed monthly rents and contingent rents computed as a percentage of net sales after a certain sales threshold has been met. For fiscal 2017, rent expense was $53.0 million compared with $50.7 million in fiscal 2016 (including $0.5 million and $0.4 million of contingent rent, respectively, in fiscal 2017 and 2016).

Purchase Obligations. As of February 3, 2018, we had purchase obligations of $130.1 million, all of which were for less than one year. These purchase obligations consist of outstanding merchandise orders.

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

Inventory

Inventory is stated at the lower of cost (first-in, first-out basis) or market as determined by the retail inventory method for store inventory and the average cost method for distribution center inventory. Under the retail inventory method, the cost of inventory is determined by calculating a cost-to-retail ratio and applying it to the retail value of inventory. Inherent in the retail inventory calculation are certain management judgments and estimates, including, among others, merchandise markups, markdowns and shrinkage, which impact the ending inventory valuation at cost as well as resulting cost of sales. Merchandise markdowns are reflected in the inventory valuation when the price of an item is lowered in the stores. As a result, we believe the retail inventory method results in a more conservative inventory valuation than other accounting methods. We estimate and record an allowance for shrinkage for the period between the last physical count and the balance sheet date. The estimate of shrinkage can be affected by changes in actual shrinkage trends. Inventory shrinkage as a percentage of sales was 1.5% for fiscal 2017, compared to 1.3% in fiscal 2016 and 1.2% in fiscal 2015. The allowance for estimated inventory shrinkage was $3.5 million as of February 3, 2018 and $3.1 million as of January 28, 2017.  Many retailers have arrangements with vendors that provide for rebates and allowances under certain conditions, which ultimately affect the value of the inventory. We do not generally enter into such arrangements with our vendors. There were no material changes in the estimates or assumptions related to the valuation of inventory during fiscal 2017.

Property and Equipment, net

We have a significant investment in property and equipment stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the lesser of the estimated useful lives (primarily three to five years for computer equipment and furniture, fixtures and equipment, five years for leasehold improvements, seven years for major purchased software systems, and fifteen to twenty years for buildings and building improvements) of the related assets or the relevant lease term. Any reduction in these estimated useful lives would result in a higher annual depreciation expense for the related assets. There were no material changes in the estimates or assumptions related to the valuation and classification of property and equipment during fiscal 2017.

Impairment of Long-Lived Assets

We continually evaluate whether events and changes in circumstances warrant revised estimates of the useful lives or recognition of an impairment loss for long-lived assets. If facts and circumstances indicate that a long-lived asset may be impaired, the carrying value is reviewed. If this review indicates that the carrying value of the asset will not be recovered as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value. Non-cash impairment losses related to leasehold improvements and fixtures and equipment at underperforming stores totaled $0.5 million, $0.3 million and $0.0 million in fiscal 2017, 2016 and 2015, respectively. Impairment losses in the future are dependent on a number of factors such as site selection and general economic trends on a localized, regional, or national basis, and thus could be significantly different from historical results. To the extent our estimates for net sales, cost of sales and store expenses are not realized, future assessments of recoverability could result in impairment charges.  There were no changes in our impairment loss methodology during fiscal 2017.

Insurance Liabilities

We are largely self-insured for workers’ compensation costs and employee medical claims.  Our self-insurance liabilities are based on the total estimated costs of claims filed and estimates of claims incurred but not reported, less amounts paid against such claims.  We use current and historical claims data, together with information from actuarial studies, in developing our estimates.  The insurance liabilities we record are primarily influenced by the frequency and severity of claims and the Company’s growth.  If the underlying facts and circumstances related to the claims change, then we may be required to record more or less expense which could be material in relation to our results of operations.  Our self-insurance liabilities totaled $2.8 million ($1.6 million current and $1.2 million noncurrent) as of February 3, 2018 and $2.8 million ($1.4 million current and $1.4 million noncurrent) as of January 28, 2017. There were no material changes in the estimates or assumptions related to insurance liabilities during fiscal 2017.

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

Certain leases provide for contingent rents that are not measurable at inception. These contingent rents are primarily based on a percentage of net sales that are in excess of a predetermined level. These amounts are excluded from minimum rent and are included in the determination of total rent expense when it is probable that the expense has been incurred and the amount is reasonably estimable. There were no material changes in the estimates or assumptions related to operating leases during fiscal 2017.

Accounting for Income Taxes

We account for income taxes under the asset and liability method. The computation of income taxes is subject to estimation due to the judgment required and the uncertainty related to the recoverability of deferred tax assets or the outcome of tax audits. We adjust our income tax provision in the period it is determined that actual results will differ from our estimates. Tax law and rate changes are reflected in the income tax provision in the year in which such changes are enacted.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making an assessment as to the realization of these assets.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible and income tax credits and net operating losses may be utilized, management may determine that some or all of the Company’s deferred tax assets may not ultimately be deductible and income tax credits and net operating losses may expire unused.  Should such an assessment be made, a valuation allowance against some or all of the Company’s $5.8 million in deferred tax assets would have to be recorded with a resulting charge to income tax expense.  During the fourth quarter of fiscal 2017, the Company revalued its deferred tax assets and liabilities to reflect the reduced federal income tax rate expected to be in effect at the time of future reversals.  Such reduction was the result of the Tax Cuts and Jobs Act tax reform legislation enacted in December 2017 which reduced the federal statutory rate from 35% to 21%.  Such revaluation resulted in the reduction of net deferred tax assets and a charge to income tax expense of $1.9 million.  There were no other material changes in the estimates or assumptions related to income taxes during fiscal 2017.

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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to financial market risks related to changes in interest rates earned on our investments. We cannot predict market fluctuations in interest rates. As a result, future results may differ materially from estimated results due to changes in interest rates. A hypothetical 100 basis point change in prevailing market interest rates would not have materially impacted our financial position, results of operations or cash flows for fiscal 2017. We do not engage in financial transactions for trading or speculative purposes and have not entered into any interest rate hedging contracts. Interest rates on our credit facility did not impact us in fiscal 2017 because we did not borrow during the year.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended February 3, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.OTHER INFORMATION

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item with respect to our executive officers and directors, compliance by our directors, executive officers and certain beneficial owners of our common stock with Section 16(a) of the Exchange Act, the committees of our Board of Directors, our Audit Committee Financial Expert and our Code of Ethics is incorporated herein by reference to information under the captions entitled “Board of Directors and Committees of the Board of Directors,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance”  in our definitive proxy statement (to be filed hereafter) in connection with our 2018 Annual Meeting of Stockholders and possibly elsewhere in the proxy statement (or will be filed by amendment to this Report).

ITEM 11.EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to information under the captions entitled “Executive Compensation,” “Board of Directors and Committees of the Board of Directors” and “Compensation Committee Report” in our definitive proxy statement (to be filed hereafter) in connection with our 2018 Annual Meeting of Stockholders and possibly elsewhere in the proxy statement (or will be filed by amendment to this Report).

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item with respect to ownership of our common stock is incorporated herein by reference to the information under the caption entitled “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement (to be filed hereafter) in connection with our 2018 Annual Meeting of Stockholders and possibly elsewhere in the proxy statement (or will be filed by amendment to this Report).

Equity Compensation Plan Information.  The following table represents those securities authorized for issuance as of February 3, 2018 under our existing equity compensation plans.

Number of securities
remaining available for
	Number of securities to	Weighted average	future issuance under
	be issued upon exercise	exercise price of	equity compensation
	of outstanding options,	outstanding options,	plans (excluding
	warrants and rights (1)	warrants and rights (2)	securities reflected in
Plan category	(a)	(b)	column (a)) (3) (c)
Equity compensation plans approved by security holders	—	$—	930,835
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	930,835

(1)

The Citi Trends, Inc. 2012 Incentive Plan (the “2012 Plan”) became effective in May 2012 as a successor to the 2005 Plan.  The 2012 Plan provides for the issuance of up to 1,600,000 shares of common stock, plus a number of additional shares (not to exceed 300,000) underlying awards outstanding under prior plans that later terminate or expire unexercised.  Such shares will be issued upon the exercise of stock options or as awards of nonvested restricted stock and other performance awards. Does not include nonvested restricted stock grants issued under the 2012 Plan totaling 173,208 shares.  No options were outstanding as of February 3, 2018.

(2)	The weighted average exercise price is for options only and does not include nonvested restricted stock.

(3)	Consists of shares available for awards of options, restricted stock and other performance awards under the 2012 Plan.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information under the captions entitled “Certain Relationships and Related Party Transactions” and “Board of Directors and Committees of the Board of Directors” in our definitive proxy statement (to be filed hereafter) in connection with our 2018 Annual Meeting of Stockholders and possibly elsewhere in the proxy statement (or will be filed by amendment to this Report).

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information under the caption entitled “Ratification of Independent Registered Public Accounting Firm” in our definitive proxy statement (to be filed hereafter) in connection with our 2018 Annual Meeting of Stockholders and possibly elsewhere in the proxy statement (or will be filed by amendment to this Report).

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

3.2	Second Amended and Restated By-laws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 30, 2017)

3.3	Amendment to the Second Amended and Restated By-laws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2018)

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

*10.3	Form of Restricted Stock Award Agreement for Directors under the 2005 Plan (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended February 3, 2007)

*10.4	Form of Stock Option Agreement for Employees under the 2005 Plan (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended February 3, 2007)

*10.5	Form of Stock Option Agreement for Directors under the 2005 Plan (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended February 3, 2007)

*10.6	Offer Letter to Ivy Council dated December 6, 2006 (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended February 2, 2008)

*10.7	Offer Letter to Bruce D. Smith dated March 5, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2007)

Exhibit No.	Description

*10.8	Citi Trends, Inc. Annual Incentive Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2009)

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

*10.20

Form of Restricted Stock Award Agreement for Employees under the Citi Trends, Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2017)

*10.21

Form of Restricted Stock Award Agreement for Directors under the Citi Trends, Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 28, 2012)

Exhibit No.	Description
*10.22

Form of Restricted Stock Unit Award Agreement for Employees under the Citi Trends, Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2017)

*10.23

Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and Bruce D. Smith dated May 1, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2013)

*10.24

Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and Ivy D. Council dated May 1, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2013)

*10.25

Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and James A. Dunn dated May 1, 2013 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2013)

*10.26

Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and Charles D. Crowell dated May 1, 2013 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2013)

*10.27

Severance Agreement between the Company and Bruce D. Smith dated May 1, 2013 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2013)

*10.28

Severance Agreement between the Company and Ivy D. Council dated May 1, 2013 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2013)

*10.29

Severance Agreement between the Company and James A. Dunn dated May 1, 2013 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2013)

*10.30

Severance Agreement between the Company and Charles D. Crowell dated May 1, 2013 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2013)

10.31

First Amendment to Credit Agreement, dated as of August 18, 2015, by and among Citi Trends, Inc., as Borrower, Citi Trends Marketing Solutions, Inc., as Guarantor, and Bank of America, N.A., as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2015)

*10.32

Amendment to the Citi Trends, Inc. 2012 Incentive Plan, effective as of February 7, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2017)

*10.33

Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and Bruce D. Smith dated March 15, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on form 8-K filed with the SEC on March 16, 2018)

*10.34

Severance Agreement between the Company and Bruce D. Smith dated March 15, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2018)

*10.35

Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and Stuart C. Clifford dated March 15, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2018)

*10.36

Severance Agreement between the Company and Stuart C. Clifford dated March 15, 2018 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2018)

21.1	Subsidiary of the Registrant

Exhibit No.	Description
23.1	Consent of KPMG LLP

31.1	Certification of Bruce D. Smith, President and Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Stuart C. Clifford, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Bruce D. Smith, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Stuart C. Clifford, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial statements from Citi Trends, Inc.’s Annual Report on Form 10-K for the year ended February 3, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders’ Equity and (v) Notes to Consolidated Financial Statements.

*Indicates management contract or compensatory plan or arrangement.

ITEM 16.FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITI TRENDS, INC.

(Registrant)

Date April 18, 2018	By	/s/ Bruce D. Smith
Bruce D. Smith
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bruce D. Smith	President and Chief Executive Officer	April 18, 2018
Bruce D. Smith	(Principal Executive Officer) and Director

/s/ Stuart C. Clifford	Senior Vice President and Chief Financial Officer	April 18, 2018
Stuart C. Clifford	(Principal Financial and Accounting Officer)

/s/ R. Edward Anderson	Chairman of the Board of Directors	April 18, 2018
R. Edward Anderson

/s/ Brian P. Carney	Director	April 18, 2018
Brian P. Carney

/s/ Jonathan Duskin	Director	April 18, 2018
Jonathan Duskin

/s/ Laurens M. Goff	Director	April 18, 2018
Laurens M. Goff

/s/ Margaret L. Jenkins	Director	April 18, 2018
Margaret L. Jenkins

/s/ Barbara Levy	Director	April 18, 2018
Barbara Levy

/s/ John S. Lupo	Director	April 18, 2018
John S. Lupo

Citi Trends, Inc.

Index to Consolidated Financial Statements

CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED FEBRUARY 3, 2018, JANUARY 28, 2017 AND JANUARY 30, 2016

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

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we assessed the effectiveness of our internal control over financial reporting as of February 3, 2018, based on the criteria described in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our management concluded that our internal control over financial reporting was effective based on those criteria as of February 3, 2018.

Our independent registered public accounting firm, KPMG LLP, audited the effectiveness of our internal control over financial reporting as of February 3, 2018, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Citi Trends, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Citi Trends, Inc. and subsidiary (the Company) as of February 3, 2018 and January 28, 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years ended February 3, 2018, January 28, 2017, and January 30, 2016, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 3, 2018 and January 28, 2017, and the results of its operations and its cash flows for each of the years ended February 3, 2018, January 28, 2017, and January 30, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated April 18, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Jacksonville, Florida

April 18, 2018

Certified Public Accountants

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Citi Trends, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Citi Trends, Inc. and subsidiary’s (the Company) internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 3, 2018 and January 28, 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years ended February 3, 2018, January 28, 2017, and January 30, 2016, and the related notes (collectively, the consolidated financial statements), and our report dated April 18, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

Jacksonville, Florida
April 18, 2018

Certified Public Accountants

Citi Trends, Inc.

Consolidated Balance Sheets

February 3, 2018 and January 28, 2017

(in thousands, except share data)

	February 3,	January 28,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$48,451	$49,253
Short-term investment securities	31,500	38,026
Inventory	137,701	134,649
Prepaid and other current assets	15,694	13,749
Income tax receivable	—	1,635
Total current assets	233,346	237,312
Property and equipment, net	61,777	59,280
Long-term investment securities	25,451	26,691
Deferred tax asset	5,777	8,506
Other assets	720	725
Total assets	$327,071	$332,514

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$75,947	$75,433
Accrued expenses	13,762	15,584
Accrued compensation	17,013	8,921
Income tax payable	1,916	—
Layaway deposits	532	471
Total current liabilities	109,170	100,409
Other long-term liabilities	8,433	8,514
Total liabilities	117,603	108,923

Stockholders’ equity:
Common stock, $0.01 par value. Authorized 32,000,000 shares; 15,777,946 shares issued as of February 3, 2018 and 15,732,339 shares issued as of January 28, 2017; 13,743,776 shares outstanding as of February 3, 2018 and 14,899,151 shares outstanding as of January 28, 2017	156	155
Paid in capital	90,605	90,036
Retained earnings	158,927	148,585
Treasury stock, at cost; 2,034,170 shares held as of February 3, 2018 and 833,188 shares held as of January 28, 2017	(40,220)	(15,185)
Total stockholders’ equity	209,468	223,591

Commitments and contingencies (note 9)
Total liabilities and stockholders’ equity	$327,071	$332,514

See accompanying notes to consolidated financial statements

Citi Trends, Inc.

Consolidated Statements of Operations

Years Ended February 3, 2018, January 28, 2017, and January 30, 2016

(in thousands, except per share data)

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Net sales	$755,241	$695,175	$683,791

Cost of sales (exclusive of depreciation shown separately below)	(466,022)	(428,167)	(416,779)
Selling, general and administrative expenses	(247,062)	(230,666)	(224,218)
Depreciation	(18,883)	(17,090)	(18,577)
Asset impairment	(507)	(313)	—
Income from operations	22,767	18,939	24,217
Interest income	883	571	339
Interest expense	(150)	(159)	(242)
Income before income taxes	23,500	19,351	24,314
Income tax expense	(8,926)	(6,020)	(8,787)
Net income	$14,574	$13,331	$15,527

Basic net income per common share	$1.04	$0.91	$1.04
Diluted net income per common share	$1.03	$0.91	$1.03

Weighted average number of shares outstanding
Basic	14,058	14,657	14,996
Diluted	14,116	14,662	15,056

See accompanying notes to consolidated financial statements

Citi Trends, Inc.

Consolidated Statements of Cash Flows

Years Ended February 3, 2018, January 28, 2017, and January 30, 2016

(in thousands)

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Operating activities:
Net income	$14,574	$13,331	$15,527
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18,883	17,090	18,577
Asset impairment	507	313	—
Deferred income taxes	2,729	1,482	699
Loss on disposal of property and equipment	130	290	31
Insurance proceeds related to operating activities	1,349	847	—
Noncash stock-based compensation expense	1,632	2,923	4,148
Excess tax benefits from stock-based payment arrangements	—	(168)	(1,312)
Changes in assets and liabilities:
Inventory	(3,948)	1,665	(5,963)
Prepaid and other current assets	(2,398)	(1,689)	2,403
Other assets	5	(20)	(67)
Accounts payable	230	8,009	(5,000)
Accrued expenses and other long-term liabilities	(3,093)	54	(568)
Accrued compensation	8,092	(4,176)	(1,899)
Income tax payable/receivable	3,551	(182)	1,000
Layaway deposits	61	(26)	(88)
Net cash provided by operating activities	42,304	39,743	27,488

Investing activities:
Purchases of investment securities	(37,654)	(44,882)	(44,310)
Sales/redemptions of investment securities	45,420	43,726	19,046
Purchases of property and equipment	(20,986)	(23,932)	(19,601)
Insurance proceeds related to investing activities	443	421	—
Net cash used in investing activities	(12,777)	(24,667)	(44,865)

Financing activities:
Excess tax benefits from stock-based payment arrangements	—	168	1,312
Cash used to settle withholding taxes on stock option exercises and the vesting of nonvested restricted stock	(1,062)	(1,594)	(2,586)
Proceeds from the exercise of stock options	—	—	70
Dividends paid to stockholders	(4,232)	(3,513)	(1,797)
Repurchase of common stock	(25,035)	—	(15,020)
Net cash used in financing activities	(30,329)	(4,939)	(18,021)
Net (decrease) increase in cash and cash equivalents	(802)	10,137	(35,398)

Cash and cash equivalents:
Beginning of year	49,253	39,116	74,514
End of year	$48,451	$49,253	$39,116

Supplemental disclosures of cash flow information:
Cash paid for interest	$127	$127	$127
Cash payments of income taxes	$2,646	$4,720	$7,088
Supplemental disclosures of noncash investing activities:
Accrual for purchases of property and equipment	$1,474	$2,830	$2,036

See accompanying notes to consolidated financial statements

Citi Trends, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended February 3, 2018, January 28, 2017, and January 30, 2016

(in thousands, except share amounts)

	Common Stock		Paid in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balances —January 31, 2015	15,743,617	152	85,598	125,037	165,750	(165)	210,622
Exercise of stock options	5,000	—	70	—	—	—	70
Vesting of nonvested shares and restricted stock units	6,135	3	—	—	—	—	3
Excess tax benefits from stock based payment arrangements	—	—	1,312	—	—	—	1,312
Issuance of nonvested shares to employees and directors under incentive plan	68,607	—	—	—	—	—	—
Forfeiture of nonvested shares by employees and directors	(14,591)	—	—	—	—	—	—
Stock-based compensation expense	—	—	4,148	—	—	—	4,148
Net share settlement of nonvested shares	(100,909)	(1)	(2,588)	—	—	—	(2,589)
Repurchase of common stock	—	—	—	—	667,438	(15,020)	(15,020)
Dividends paid to stockholders	—	—	—	(1,839)	—	—	(1,839)
Net income	—	—	—	15,527	—	—	15,527
Balances —January 30, 2016	15,707,859	154	88,540	138,725	833,188	(15,185)	212,234
Vesting of nonvested shares	—	2	—	—	—	—	2
Excess tax benefits from stock based payment arrangements	—	—	168	—	—	—	168
Issuance of nonvested shares to employees and directors under incentive plan	134,710	—	—	—	—	—	—
Forfeiture of nonvested shares by employees and directors	(25,018)	—	—	—	—	—	—
Stock-based compensation expense	—	—	2,923	—	—	—	2,923
Net share settlement of nonvested shares	(85,212)	(1)	(1,595)	—	—	—	(1,596)
Dividends paid to stockholders	—	—	—	(3,471)	—	—	(3,471)
Net income	—	—	—	13,331	—	—	13,331
Balances —January 28, 2017	15,732,339	155	90,036	148,585	833,188	(15,185)	223,591
Vesting of nonvested restricted stock units	12,982	2	—	—	—	—	2
Issuance of nonvested shares to employees and directors under incentive plan	118,676	—	—	—	—	—	—
Forfeiture of nonvested shares by employees and directors	(31,303)	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,632	—	—	—	1,632
Net share settlement of nonvested shares	(54,748)	(1)	(1,063)	—	—	—	(1,064)
Repurchase of common stock	—	—	—	—	1,200,982	(25,035)	(25,035)
Dividends paid to stockholders	—	—	—	(4,232)	—	—	(4,232)
Net income	—	—	—	14,574	—	—	14,574
Balances—February 3, 2018	15,777,946	$156	$90,605	$158,927	2,034,170	$(40,220)	$209,468

See accompanying notes to consolidated financial statements

Citi Trends, Inc.

Notes to Consolidated Financial Statements

February 3, 2018, January 28, 2017 and January 30, 2016

(1)      Organization and Business

Citi Trends, Inc. and its subsidiary (the “Company”) operate as a value-priced retailer of urban fashion apparel and accessories for the entire family. As of February 3, 2018, the Company operated 549 stores in 31 states.

(2)      Summary of Significant Accounting Policies

(a)  Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany transactions and balances have been eliminated in consolidation.

(b)  Fiscal Year

The Company’s fiscal year ends on the Saturday closest to January 31 of each year. The years ended February 3, 2018, January 28, 2017 and January 30, 2016 are referred to as fiscal 2017, fiscal 2016 and fiscal 2015, respectively, in the accompanying consolidated financial statements.  Fiscal year 2017 is comprised of 53 weeks, while fiscal years 2016 and 2015 are each comprised of 52 weeks.

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

(f)  Impairment of Long-Lived Assets

If facts and circumstances indicate that a long-lived asset may be impaired, the carrying value is reviewed. If this review indicates that the carrying value of the asset will not be recovered as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value. Non-cash impairment expense related primarily to leasehold improvements and fixtures and equipment at underperforming stores totaled $0.5 million, $0.3 million and $0.0 million in fiscal  2017, 2016 and 2015, respectively.

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

(h)  Stock-Based Compensation

The Company recognizes compensation expense associated with all nonvested restricted stock and restricted stock units based on an estimate of the grant-date fair value of each equity award. Grants of time-based nonvested restricted stock are valued based on the closing stock price on the grant date, while grants of performance-based restricted stock units are valued at an estimate of fair market value using a lattice model.  See Note 8 for additional information on the Company’s stock-based compensation plans.

(i)  Revenue Recognition

Revenue from retail sales, net of sales taxes, is recognized at the time the customer takes possession of and pays for merchandise, less an allowance for returns. The Company allows customers to return merchandise for up to thirty days after the date of sale and the Company reduces revenues for each fiscal year using a combination of actual and estimated return information for the returns in the thirty days after the year ends. The sales returns allowance and related changes were not significant for 2017 or 2016.  Revenue from layaway sales is recognized when the customer has paid for and received the merchandise. If the merchandise is not fully paid for within sixty days, the customer is given a store credit for merchandise payments made, less a re-stocking and layaway service fee. Such fees, which are non-refundable, are recognized in revenue when collected. Proceeds from the sale of gift cards are deferred until the customers use the cards to purchase merchandise.  No amounts have yet been amortized into income for gift cards that were sold and are not expected to be redeemed (“breakage”) due to the relative immateriality of the total gift card liability ($1.0 million as of February 3, 2018 and $0.8 million as of January 28, 2017) and requirements to escheat certain amounts to the state in which the gift card subsidiary is incorporated. All sales are from cash, check or major credit card company transactions. The Company does not offer company-sponsored customer credit accounts.

(j)  Cost of Sales

Cost of sales includes the cost of inventory sold during the period and transportation costs, including inbound freight related to inventory sold and freight from the distribution centers to the stores, net of discounts and allowances.  Distribution center costs, store occupancy expenses and advertising expenses are not considered components of cost of sales and are included as part of selling, general and administrative expenses.  Depreciation is also not considered a component of cost of sales and is included as a separate line item in the consolidated statements of operations.  Distribution center costs (exclusive of depreciation) for fiscal 2017, 2016 and 2015 were $17.4 million, $17.2 million and $15.7 million, respectively.

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

The following table provides a reconciliation of the number of average common shares outstanding used to calculate basic earnings per share to the number of common shares and common stock equivalents outstanding used in calculating diluted earnings per share for fiscal 2017, 2016 and 2015:

	2017	2016	2015
Average number of common shares outstanding	14,058,008	14,656,753	14,996,496
Incremental shares from assumed exercises of stock options	—	—	193
Incremental shares from assumed vesting of nonvested restricted stock	57,887	5,519	58,849
Average number of common shares and common stock equivalents outstanding	14,115,895	14,662,272	15,055,538

The dilutive effect of stock-based compensation arrangements is accounted for using the treasury stock method.  This method assumes that the proceeds the Company receives from the exercise of stock options are used to repurchase common shares in the market.  Prior to the adoption of ASU No. 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting, in the first quarter of fiscal 2017, the Company included as assumed proceeds the amount of compensation costs attributed to future services and not yet recognized, and the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of outstanding options and vesting of nonvested restricted stock.  Following the adoption of ASU No. 2016-09, the assumed proceeds include only the amount of compensation costs attributed to future services and not yet recognized but does not include any tax benefits arising from the assumed exercise of outstanding options and the vesting of nonvested restricted stock.  For fiscal 2017, 2016 and 2015, respectively, there were 0, 4,000 and 19,000 options outstanding to purchase shares of common stock excluded from the calculation of diluted earnings per share because of antidilution.  For fiscal 2017, 2016 and 2015, respectively, there were 125,000, 237,000 and 332,000 shares of nonvested restricted stock, respectively, excluded from the calculation of diluted earnings per share because of antidilution.

(l)  Advertising

The Company expenses advertising as incurred. Advertising expense for fiscal 2017, 2016 and 2015 was $2.0 million, $2.5 million and $2.6 million, respectively.

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

The Company is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The Company included a liability of $0.8 million as of February 3, 2018 and January 28, 2017 in other long-term liabilities, representing estimated expenses that would be incurred upon the termination of the Company’s operating leases.

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

(q)  Business Reporting Segments

The Company is a value-priced retailer of urban fashion apparel and accessories for the entire family.  The retail operations represent a single operating segment based on the way the Company manages its business.  Operating decisions and resource allocation decisions are made at the Company level in order to maintain a consistent retail store presentation.  The Company’s retail stores sell similar products, use similar processes to sell those products, and sell their products to similar classes of customers. All sales and assets are located within the United States. The Company’s merchandise assortment by classification as a percentage of net sales for fiscal 2017, 2016 and 2015 is as follows:

	Percentage of Net Sales
	2017	2016	2015
Accessories	32%	31%	30%
Ladies’	23%	24%	24%
Children’s	23%	23%	25%
Men’s	17%	17%	17%
Home	5%	5%	4%

(r)  Recent Accounting Pronouncements

In May 2014 the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The guidance requires an entity to recognize revenue on contracts with customers relating to the transfer of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  To achieve this, an entity is required to identify the contract with a customer; identify the separate performance obligations in the contract; determine the transaction price; allocate the transaction price to the separate performance obligations in the contract; and recognize revenue when (or as) the entity satisfies each performance obligation.  In August of 2015, the FASB issued ASU 2015-14 which defers the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017 and interim periods in the year of adoption.  The Company may use either a full retrospective or modified retrospective approach to adopt these ASUs.  The Company will adopt ASU 2014-09 in fiscal 2018 beginning February 4, 2018 using the modified retrospective approach.  The Company’s primary source of revenue is derived from the sale of clothing and accessories to its customers with the Company’s performance obligations satisfied immediately when the customer pays for their purchase and receives the merchandise. As such, adoption of the new standard will not have a material impact on the Company’s consolidated balance sheet, results of operations or cash flows.  Additionally, the Company does not anticipate  significant changes to business processes, controls, systems or disclosures as a result of adopting the new standard.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic  330): Simplifying the Measurement of Inventory (“ASU 2015-11”).  ASU 2015-11 requires entities to measure inventory at the lower of cost or net realizable value, simplifying the current requirement that inventories be measured at the lower of cost or market. The ASU does not apply to inventories that are measured using the last-in, first-out method or retail inventory method. The guidance was effective prospectively for annual periods, and interim periods within those annual periods, that began after December 15, 2016. The Company adopted ASU 2015-11 in the first quarter of 2017.  As the majority of the Company's inventory is accounted for under the retail inventory method, the adoption of this guidance did not have a material impact on the Company's consolidated balance sheet, results of operations or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016–02”) which replaces the existing guidance in ASC 840, Leases. The new standard establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations.  The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and requires a modified retrospective transition approach. The Company will adopt ASU 2016-02 in fiscal 2019.  The Company is currently in the process of evaluating the new lease guidance to determine the ultimate impact, but anticipates the new standard will result in significant right of use assets and related liabilities associated with its operating leases.  All of the Company’s retail store locations are subject to operating lease arrangements.  Being party to 549 leases for individual retail locations with an average remaining contractual rent period of 3.0 years, the Company has determined that the adoption of the new lease standard will have a significant impact on the Company’s consolidated balance sheet and disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation: Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The new guidance changes how companies account for certain aspects of share-based payments to employees. Under previous accounting guidance, tax benefits and certain tax deficiencies arising from the vesting of share-based payments were recorded in additional paid-in-capital. The new guidance requires such benefits or deficiencies to be recognized as components of income tax expense in the statement of operations.  The ASU also allows election of an accounting policy whereby forfeitures of share-based payment awards are recognized as they occur, or alternatively, are accounted for on a prospective basis utilizing an estimate of expected forfeitures.  Entities are required to apply the new guidance prospectively. The new standard was effective for fiscal years beginning after December 15, 2016.  The Company adopted ASU 2016-09 in the first quarter of fiscal 2017 and elected to recognize the impact of forfeitures as they occur.  These impacts on the Company’s consolidated balance sheet, results of operations and cash flows were immaterial.  Future impacts will be dependent on the volume of vestings of restricted stock and changes in the Company's stock price.

(3)      Property and Equipment, net

The components of property and equipment as of February 3, 2018 and January 28, 2017 are as follows (in thousands):

	February 3,	January 28,
	2018	2017
Land	$479	$478
Buildings	30,540	23,996
Leasehold improvements	93,653	88,585
Furniture, fixtures and equipment	127,816	118,105
Computer equipment	37,115	34,663
Construction in progress	1,873	6,195
	291,476	272,022
Accumulated depreciation	(229,699)	(212,742)
	$61,777	$59,280

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

As of February 3, 2018, the Company’s investment securities are classified as held-to-maturity since the Company has the intent and ability to hold the investments to maturity. Such securities are carried at amortized cost plus accrued interest and consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
Short-term:
Obligations of the U.S. Treasury and U.S. government agencies (Level 1)	$10,162	$—	$(25)	$10,137
Obligations of states and municipalities (Level 2)	8,111	1	(2)	8,110
Bank certificates of deposit (Level 2)	13,227	—	—	13,227
	$31,500	$1	$(27)	$31,474
Long-term:
Obligations of the U. S. Treasury (Level 1)	$9,967	$—	$(116)	$9,851
Bank certificates of deposit (Level 2)	15,484	—	—	15,484
	$25,451	$—	$(116)	$25,335

The amortized cost and fair market value of investment securities as of February 3, 2018 by contractual maturity are as follows (in thousands):

		Fair
	Amortized	Market
	Cost	Value
Mature in one year or less	$31,500	$31,474
Mature after one year through five years	25,451	25,335
	$56,951	$56,809

As of January 28, 2017, the Company’s investment securities were classified as held-to-maturity and consisted of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
Short-term:
Obligations of the U. S. Treasury (Level 1)	$9,995	$1	$—	$9,996
Obligations of states and municipalities (Level 2)	14,816	2	(1)	14,817
Bank certificates of deposit (Level 2)	13,215	—	—	13,215
	$38,026	$3	$(1)	$38,028
Long-term:
Obligations of the U. S. Treasury (Level 1)	$15,011	$—	$(51)	$14,960
Bank certificates of deposit (Level 2)	11,680	—	—	11,680
	$26,691	$—	$(51)	$26,640

The amortized cost and fair market value of investment securities as of January 28, 2017 by contractual maturity were as follows (in thousands):

		Fair
	Amortized	Market
	Cost	Value
Mature in one year or less	$38,026	$38,028
Mature after one year through five years	26,691	26,640
	$64,717	$64,668

There were no changes among the levels in the three fiscal years ended February 3, 2018.

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

(6)      Income Taxes

Income tax expense for fiscal 2017, 2016 and 2015 consists of the following (in thousands):

	2017	2016	2015
Current:
Federal	$(5,249)	$(3,759)	$(6,805)
State	(948)	(779)	(1,283)
Total current	(6,197)	(4,538)	(8,088)
Deferred:
Federal	(3,078)	(1,541)	(806)
State	349	59	107
Total deferred	(2,729)	(1,482)	(699)
Total income tax expense	$(8,926)	$(6,020)	$(8,787)

Income tax expense computed using the federal statutory rate is reconciled to the reported income tax expense as follows for fiscal 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Statutory rate applied to income before income taxes	$(7,924)	$(6,773)	$(8,510)
Revaluation of net deferred tax assets due to the Tax Cuts and Jobs Act	(1,925)	—	—
State income taxes, net of federal benefit	(549)	(903)	(950)
State tax credits	252	226	186
State tax credits - valuation allowance (net of federal benefit)	(79)	—	—
Tax exempt interest	24	20	6
General business credits	1,273	1,605	978
Excess compensation	—	—	(263)
Excess tax benefits from stock based compensation	70	—	—
Other	(68)	(195)	(234)
Income tax expense	$(8,926)	$(6,020)	$(8,787)

The components of deferred tax assets and deferred tax liabilities as of February 3, 2018 and January 28, 2017 are as follows (in thousands):

	February 3,	January 28,
	2018	2017
Deferred tax assets:
Deferred rent amortization	$558	$722
Inventory capitalization	1,863	2,895
Federal jobs credits	—	95
Book and tax depreciation differences	312	526
Vacation liability	585	921
State tax credits	2,676	2,161
Stock compensation	834	1,340
Legal expense reserve	73	407
Insurance liabilities	537	845
Other	342	481
Subtotal deferred tax assets	7,780	10,393
Less: State tax credits valuation allowance - net	(1,624)	(1,272)
Total deferred tax assets	6,156	9,121

Deferred tax liabilities:
Prepaid expenses	(379)	(615)
Total deferred tax liabilities	(379)	(615)
Net deferred tax asset	$5,777	$8,506

The Company files income tax returns in U.S. federal and state jurisdictions where it does business and is subject to examinations by the Internal Revenue Service (“IRS”) and other taxing authorities. With a few exceptions, the Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years prior to fiscal 2012.  The Company reviews and assesses uncertain tax positions, if any, with recognition and measurement of tax benefit based on a “more-likely-than-not” standard with respect to the ultimate outcome, regardless of whether this assessment is favorable or unfavorable.  As of February 3, 2018, there were no benefits taken on the Company’s income tax returns that do not qualify for financial statement recognition.   If a tax position does not meet the minimum statutory threshold to avoid payment of penalties and interest, a company is required to recognize an expense for the amount of the interest and penalty in the period in which the company claims or expects to claim the position on its tax return.  For financial statement purposes, companies are allowed to elect whether to classify such charges as either income tax expense or another expense classification.  Should such expense be incurred in the future, the Company will classify such interest as a component of interest expense and penalties as a component of income tax expense.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible and income tax credits may be utilized, management believes it is more likely than not that the Company will realize the benefits of these deductible differences with the exception of certain tax credits available in one state.  Beginning in 2011, the Company concluded that its ability to utilize a portion of such state’s tax credits was no longer more likely than not.  Such recognition resulted in the establishment of a valuation allowance which necessitated a charge to income tax expense and a reduction in deferred tax assets.  Subsequent to 2011, the Company has continued to earn such state credits and has further adjusted the related valuation allowance.  At February 3, 2018, the valuation allowance, net of federal tax benefit, totaled $1.6 million.

The effective income tax rate for fiscal 2017, 2016 and 2015 included the recognition of benefits arising from various federal and state tax credits.  Under current IRS and state income tax regulations, these credits may be carried back for one year or carried forward for periods up to 20 years.  The income tax benefit included $1.3 million related to such credits in fiscal 2017, $1.8 million related to such credits in fiscal 2016 and $1.2 million related to such credits in fiscal 2015.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act tax reform legislation. The legislation was effective January 1, 2018 and made significant changes to U.S. tax law including a reduction in the corporate income tax rate, changes to net operating loss carryforwards and carrybacks, and a repeal of the corporate alternative minimum tax. The legislation reduced the federal statutory tax rate from 35% to 21% and required corporations with fiscal years spanning periods before and after the effective date to use a blended federal tax rate for fiscal years which include January 1, 2018. As a result of the provision requiring a blended rate, the Company’s federal statutory rate was reduced from 35% to 33.7% with a commensurate reduction in income tax expense of $0.3 million for fiscal year 2017. In addition, the Company was required to revalue its deferred tax assets and liabilities to reflect the reduced federal income tax rate expected to be in effect at the time of future reversals. Such revaluation resulted in the reduction of net deferred tax assets and a charge to income tax expense in the fourth quarter of $1.9 million. The other provisions of the Tax Cuts and Jobs Act did not have a material impact on the fiscal 2017 consolidated financial statements.

(7)      Other Long-Term Liabilities

The components of other long-term liabilities as of February 3, 2018 and January 28, 2017 are as follows (in thousands):

	February 3,	January 28,
	2018	2017
Deferred rent	$2,148	$1,810
Tenant improvement allowances	4,325	4,554
Other	1,960	2,150
	$8,433	$8,514

(8)      Stockholders’ Equity

Repurchases of common stock

On April 10, 2017, the Company’s Board of Directors approved a program that authorized the purchase of up to $25.0 million in shares of the Company’s common stock.  During the second and third quarters of 2017, the Company repurchased 1,201,000 shares of its common stock in the open market at an aggregate cost of $25.0 million.  As of February 3, 2018, there were no additional shares which could be repurchased under the 2017 repurchase program.  On March 16, 2018, the Board of Directors approved the 2018 repurchase program that authorized the purchase of another $25.0 million in shares of the Company’s common stock.

Dividends

In fiscal 2017, the Company paid four quarterly dividends: $0.06 per common share on March 14, 2017, and $0.08 per common share on June 13, 2017, September 12, 2017 and December 12, 2017.  In fiscal 2016, the Company paid four quarterly dividends of $0.06 per common share on March 15, 2016, June 14, 2016, September 13, 2016 and December 13, 2016.  On February 13, 2018, the Company’s Board of Directors declared a dividend of $0.08 per common share, which was paid on March 20, 2018 to stockholders of record as of March 6, 2018. Any determination to declare and pay cash dividends for future quarters will be made by the Board of Directors.

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

Shares of time-based nonvested restricted stock granted to employees vest in either equal installments over three or four years from the date of grant, or over three years at 25% on the first and second anniversaries and 50% on the third anniversary.  Shares issued to directors vest one year from the date of grant.  The Company records compensation expense for grants of time-based nonvested restricted stock on a straight line basis over the requisite service period of the stock recipients which is equal to the vesting period of the stock.  Total compensation cost for such stock is calculated based on the closing market price on the date of grant multiplied by the number of shares granted.  The Company expects to recognize $2.2 million in future compensation expense from the grants of time-based restricted stock over the requisite service period of up to three years.  Compensation costs for grants of performance-based restricted stock units (“RSUs”) are recorded in full on the date of grant using a lattice model to estimate fair market value.  During fiscal 2017, 2016 and 2015, compensation expense arising from time-based nonvested restricted stock grants and performance-based RSUs totaled $1.6 million, $2.9 million and $4.1 million, respectively.

A summary of activity related to time-based nonvested restricted stock grants during fiscal year 2017 is as follows:

	Nonvested	Weighted Average
	Restricted	Grant Date
	Shares	Fair Value
Outstanding as of January 28, 2017	217,968	$18.89
Granted	118,676	18.71
Vested	(132,133)	16.20
Forfeited	(31,303)	19.11
Outstanding as of February 3, 2018	173,208	$19.02

In March 2017, the Company granted 23,551 RSUs to two employees.  The RSUs had performance vesting criteria which were based upon the closing price of the Company’s stock achieving certain thresholds.  The shares vest 25% upon achieving a closing stock price for a 20 consecutive day period of $19.10; $21.70; $24.30; and $26.90, respectively.  The awards expire three years from the date of grant.  On the date of grant, the Company expensed $306,000 which was the estimated fair market value. One of the two employees resigned after the date of grant and forfeited their shares.  Three of these thresholds were achieved in 2017.

In March 2016, the Company granted 24,816 RSUs to two employees.  The RSUs had performance vesting criteria which were based upon the closing price of the Company’s stock achieving certain thresholds.  The shares vest 25% upon achieving a closing stock price for a 20 consecutive day period of $20.75; $23.50; $26.25; and $29.00, respectively.  The awards expire three years from the date of grant.  On the date of grant, the Company expensed $238,000 which was the estimated fair market value.  Three of these thresholds were achieved in 2017.

In March 2015, the Company granted 16,823 RSUs to two employees.  The RSUs had performance vesting criteria which were based upon the closing price of the Company’s stock achieving certain thresholds.  The shares vest 25% upon achieving a closing stock price for a 20 consecutive day period of $27.00; $29.25; $31.50; and $33.50, respectively.   The awards expire three years from the date of grant.   On the date of grant, the Company expensed $331,000 which was the estimated fair market value. None of the thresholds  were achieved in 2015, 2016 or 2017.

In fiscal 2016 and 2015, tax deductions in excess of cumulative compensation cost resulting from vestings of restricted shares (“excess tax benefits”) were recorded in additional paid-in-capital and classified as financing cash flows in the Company’s consolidated statements of cash flows.  Such increases in excess tax benefits amounted to $0.2 million and $1.3 million in fiscal 2016 and 2015, respectively.  Beginning in fiscal 2017, following the implementation of ASU No. 2016-09, such income tax benefits or deficiencies are being recorded as a component of income tax expense in the Company’s consolidated statement of operations.  In fiscal 2017, such amount was a $70,000 benefit to income tax expense.

(9)      Commitments and Contingencies

The Company leases its stores under operating leases, which generally have an initial term of five years with renewal options. Future minimum rent payments under operating leases having noncancellable lease terms as of February 3, 2018 are as follows (in thousands):

Fiscal Year:
2018	$45,658
2019	39,536
2020	30,548
2021	19,520
2022	8,450
Thereafter	5,983
Total future minimum lease payments	$149,695

Certain operating leases provide for fixed monthly rents, while others provide for contingent rents computed as a percentage of net sales and others provide for a combination of both fixed monthly rents and contingent rents computed as a percentage of net sales. Rent expense was $53.0 million, $50.7 million and $47.1 million in fiscal 2017, 2016 and 2015 (including $0.5 million, $0.4 million and $0.5 million of contingent rent), respectively.

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

(10)      Valuation and Qualifying Accounts

The following table summarizes the allowances for inventory shrinkage and deferred tax assets (in thousands):

	Allowance for	Allowance for
	Inventory	Deferred Tax
	Shrinkage	Assets
Balance as of January 31, 2015	$2,646	$1,272
Additions charged to costs and expenses	7,873	—
Deductions	(7,935)	—
Balance as of January 30, 2016	2,584	1,272
Additions charged to costs and expenses	9,351	—
Deductions	(8,836)	—
Balance as of January 28, 2017	3,099	1,272
Additions charged to costs and expenses	11,103	79
Impact of tax reform	—	273
Deductions	(10,698)	—
Balance as of February 3, 2018	$3,504	$1,624

For the allowance for inventory shrinkage, additions charged to costs and expenses are the result of estimated inventory shrinkage, while deductions represent actual inventory shrinkage incurred from physical inventories taken during the fiscal year.

For the deferred tax asset valuation allowance, additions charged to costs and expenses represent the establishment of a valuation allowance when management determines that its ability to utilize certain tax credits included in deferred tax assets is no longer more likely than not.  In fiscal 2017, the Company revalued its deferred tax assets and liabilities to reflect the reduced federal income tax rate expected to be in effect at the time of future reversals including the future utilization of tax credits.  Such reduction was the result of the Tax Cuts and Jobs Act tax reform legislation enacted in December 2017 which reduced the federal statutory rate from 35% to 21%. The revaluation necessitated an increase in the valuation allowance related to the future realization of state income tax credits due to the reduction of the associated federal income tax benefit.

(11)      Unaudited Quarterly Results of Operations

	Quarter Ended
	Feb. 3	Oct. 28	Jul. 29	Apr. 29	Jan. 28	Oct. 29	Jul. 30	Apr. 30
	2018 (1)	2017	2017	2017	2017	2016	2016	2016
	(in thousands, except per share and share amounts)
Statement of Operations Data:
Net sales	$212,143	$176,943	$166,200	$199,955	$185,511	$160,716	$155,276	$193,672

Cost of sales (exclusive of depreciation shown separately below)	(131,363)	(110,094)	(102,175)	(122,390)	(114,822)	(100,386)	(95,150)	(117,809)
Selling, general and administrative expenses	(65,623)	(61,118)	(59,834)	(60,487)	(58,593)	(57,637)	(56,105)	(58,331)
Depreciation	(5,020)	(4,976)	(4,589)	(4,298)	(4,129)	(4,223)	(4,294)	(4,444)
Asset impairment	(430)	—	(77)	—	(31)	(61)	—	(221)
Income (loss) from operations	9,707	755	(475)	12,780	7,936	(1,591)	(273)	12,867
Interest, net	228	178	178	149	124	107	94	87

Income (loss) before income taxes	9,935	933	(297)	12,929	8,060	(1,484)	(179)	12,954
Income tax (expense) benefit	(4,688)	(286)	87	(4,039)	(2,510)	648	59	(4,217)
Net income (loss)	$5,247	$647	$(210)	$8,890	$5,550	$(836)	$(120)	$8,737

Net income (loss) per common share: (2)
Basic	$0.39	$0.05	$(0.01)	$0.60	$0.38	$(0.06)	$(0.01)	$0.60
Diluted	$0.38	$0.05	$(0.01)	$0.60	$0.38	$(0.06)	$(0.01)	$0.60
Weighted average shares used to compute net income (loss) per common share:
Basic	13,567,870	13,563,295	14,381,738	14,719,130	14,680,129	14,676,990	14,675,712	14,594,180
Diluted	13,652,330	13,614,404	14,381,738	14,779,930	14,693,008	14,676,990	14,675,712	14,603,377

(1) Fourth quarter includes the impact of the Tax Cuts and Jobs Act enacted in December 2017.  See Note 6 to the consolidated financial statements for additional information.

(2) Net income (loss) per share is computed independently for each period presented. As a result, the total of net income (loss) per share for the four quarters may not equal the annual amount.