Form 10-Q
period 2018-05-05
Citi Trends Inc
filed 2018-06-11
CIK 1318484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 5, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 21, 2018
Common Stock, $.01 par value	13,676,910 shares

CITI TRENDS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Citi Trends, Inc.

Condensed Consolidated Balance Sheets

May 5, 2018 and February 3, 2018

(Unaudited)

(in thousands, except share data)

	May 5,	February 3,
	2018	2018
Assets
Current assets:
Cash and cash equivalents	$53,978	$48,451
Short-term investment securities	33,504	31,500
Inventory	125,331	137,701
Prepaid and other current assets	16,372	15,694
Total current assets	229,185	233,346
Property and equipment, net of accumulated depreciation of $234,555 and $229,699 as of May 5, 2018 and February 3, 2018, respectively	59,156	61,777
Long-term investment securities	21,707	25,451
Deferred tax asset	5,487	5,777
Other assets	716	720
Total assets	$316,251	$327,071

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$63,814	$75,947
Accrued expenses	12,868	13,762
Accrued compensation	9,103	17,013
Income tax payable	4,228	1,916
Layaway deposits	1,302	532
Total current liabilities	91,315	109,170
Other long-term liabilities	8,325	8,433
Total liabilities	99,640	117,603

Stockholders’ equity:
Common stock, $0.01 par value. Authorized 32,000,000 shares; 15,815,851 shares issued as of May 5, 2018 and 15,777,946 shares issued as of February 3, 2018; 13,696,144 shares outstanding as of May 5, 2018 and 13,743,776 shares outstanding as of February 3, 2018	157	156
Paid in capital	90,207	90,605
Retained earnings	169,139	158,927
Treasury stock, at cost; 2,119,707 shares held as of May 5, 2018 and 2,034,170 shares held as of February 3, 2018	(42,892)	(40,220)
Total stockholders’ equity	216,611	209,468

Commitments and contingencies (note 9)
Total liabilities and stockholders’ equity	$316,251	$327,071

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Income

Thirteen Weeks Ended May 5, 2018 and April 29, 2017

(Unaudited)

(in thousands, except per share data)

	Thirteen Weeks Ended
	May 5,	April 29,
	2018	2017
Net sales	$211,032	$199,955

Cost of sales (exclusive of depreciation shown separately below)	(129,413)	(122,390)
Selling, general and administrative expenses	(63,005)	(60,487)
Depreciation	(4,974)	(4,298)
Income from operations	13,640	12,780
Interest income	295	186
Interest expense	(37)	(37)
Income before income taxes	13,898	12,929
Income tax expense	(2,601)	(4,039)
Net income	$11,297	$8,890

Basic net income per common share	$0.83	$0.60
Diluted net income per common share	$0.83	$0.60

Weighted average number of shares outstanding
Basic	13,578	14,719
Diluted	13,631	14,780

Cash dividends declared per share	$0.08	$0.06

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Cash Flows

Thirteen Weeks Ended May 5, 2018 and April 29, 2017

(Unaudited)

(in thousands)

	Thirteen Weeks Ended
	May 5,	April 29,
	2018	2017
Operating activities:
Net income	$11,297	$8,890
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,974	4,298
Loss on disposal of property and equipment	29	—
Deferred income taxes	290	1,469
Noncash stock-based compensation expense	584	317
Changes in assets and liabilities:
Inventory	12,370	10,116
Prepaid and other current assets	(678)	(104)
Other assets	4	9
Accounts payable	(12,166)	(4,022)
Accrued expenses and other long-term liabilities	(1,373)	(103)
Accrued compensation	(7,910)	1,516
Income tax payable/receivable	2,312	2,573
Layaway deposits	770	700
Net cash provided by operating activities	10,503	25,659
Investing activities:
Sales/redemptions of investment securities	13,668	16,640
Purchases of investment securities	(11,928)	(12,026)
Purchases of property and equipment	(1,978)	(4,758)
Net cash used in investing activities	(238)	(144)
Financing activities:
Cash used to settle withholding taxes on the vesting of nonvested restricted stock	(981)	(850)
Dividends paid to stockholders	(1,085)	(881)
Repurchase of common stock	(2,672)	—
Net cash used in financing activities	(4,738)	(1,731)
Net increase in cash and cash equivalents	5,527	23,784
Cash and cash equivalents:
Beginning of period	48,451	49,253
End of period	$53,978	$73,037

Supplemental disclosures of cash flow information:
Cash paid for interest	$31	$31
Cash refunds of income taxes	$(1)	$(3)
Supplemental disclosures of noncash investing activities:
Accrual for purchases of property and equipment	$404	$1,412

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

May 5, 2018

1. Basis of Presentation

Citi Trends, Inc. and its subsidiary (the “Company”) operate as a value-priced retailer of urban fashion apparel and accessories for the entire family.  As of May 5, 2018, the Company operated 553 stores in 31 states.

The condensed consolidated balance sheet as of May 5, 2018 and the condensed consolidated statements of income and cash flows for the thirteen week periods ended May 5, 2018 and April 29, 2017 have been prepared by the Company without audit. The condensed consolidated balance sheet as of February 3, 2018 has been derived from the audited financial statements as of that date, but does not include all required year-end disclosures.  In the opinion of management, such statements include all adjustments considered necessary to present fairly the Company’s financial position as of May 5, 2018 and February 3, 2018, and its results of operations and cash flows for all periods presented.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended February 3, 2018.

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all information and footnotes required by U.S. GAAP for complete financial statements.  Operating results for the thirteen weeks ended May 5, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending February 2, 2019.

The following contains references to fiscal years 2018 and 2017, which represent fiscal years ending or ended on February 2, 2019 and February 3, 2018, respectively.  Fiscal 2018 has a 52-week accounting period and fiscal 2017 had a 53-week accounting period.

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

4. Earnings per Share

Basic earnings per common share amounts are calculated using the weighted average number of common shares outstanding for the period. Diluted earnings per common share amounts are calculated using the weighted average number of common shares outstanding plus the additional dilution for all potentially dilutive securities, such as nonvested restricted stock.  During loss periods, diluted loss per share amounts are based on the weighted average number of common shares outstanding, because the inclusion of common stock equivalents would be antidilutive.

The dilutive effect of stock-based compensation arrangements is accounted for using the treasury stock method.  The Company includes as assumed proceeds the amount of compensation cost attributed to future services and not yet recognized.  For the thirteen weeks ended May 5, 2018 and April 29, 2017, there were 108,000 and 145,000 shares of nonvested restricted stock, respectively, excluded from the calculation of diluted earnings per share because of antidilution.

The following table provides a reconciliation of the average number of common shares outstanding used to calculate basic earnings per share to the number of common shares and common stock equivalents outstanding used in calculating diluted earnings per share for the thirteen week periods ended May 5, 2018 and April 29, 2017:

	Thirteen Weeks Ended
	May 5, 2018	April 29, 2017
Average number of common shares outstanding	13,578,100	14,719,130
Incremental shares from assumed vesting of nonvested restricted stock	53,166	60,800
Average number of common shares and common stock equivalents outstanding	13,631,266	14,779,930

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

As of May 5, 2018, the Company’s investment securities are classified as held-to-maturity since the Company has the intent and ability to hold the investments to maturity.  Such securities are carried at amortized cost plus accrued interest and consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
Short-term:
Obligations of the U.S. Treasury and U.S. government agencies (Level 1)	$11,000	$—	$(77)	$10,923
Obligations of states and municipalities (Level 2)	10,452	—	(10)	10,442
Bank certificates of deposit (Level 2)	12,052	—	—	12,052
	$33,504	$—	$(87)	$33,417
Long-term:
Obligations of the U. S. Treasury (Level 1)	$9,897	$—	$(85)	$9,812
Bank certificates of deposit (Level 2)	11,810	—	—	11,810
	$21,707	$—	$(85)	$21,622

The amortized cost and fair market value of investment securities as of May 5, 2018 by contractual maturity are as follows (in thousands):

		Fair
	Amortized	Market
	Cost	Value
Mature in one year or less	$33,504	$33,417
Mature after one year through five years	21,707	21,622
	$55,211	$55,039

As of February 3, 2018, the Company’s investment securities were classified as held-to-maturity and consisted of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
Short-term:
Obligations of the U. S. Treasury (Level 1)	$10,162	$—	$(25)	$10,137
Obligations of states and municipalities (Level 2)	8,111	1	(2)	8,110
Bank certificates of deposit (Level 2)	13,227	—	—	13,227
	$31,500	$1	$(27)	$31,474
Long-term:
Obligations of the U. S. Treasury (Level 1)	$9,967	$—	$(116)	$9,851
Bank certificates of deposit (Level 2)	15,484	—	—	15,484
	$25,451	$—	$(116)	$25,335

The amortized cost and fair market value of investment securities as of February 3, 2018 by contractual maturity were as follows (in thousands):

		Fair
	Amortized	Market
	Cost	Value
Mature in one year or less	$31,500	$31,474
Mature after one year through five years	25,451	25,335
	$56,951	$56,809

There were no changes among the levels in the thirteen weeks ended May 5, 2018.

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

ASC 740-270, Income Taxes – Interim Reporting, requires companies to calculate income taxes by applying their estimated full-year tax rate in each interim period unless the estimated full-year tax rate is not reliably predictable.  For the thirteen weeks ended May 5, 2018 and April 29, 2017, the Company utilized this annual effective tax rate method to calculate income taxes.

For the three months ended May 5, 2018, the effective income tax rate was 18.7%.  This compares with a rate of 31.2% for the three months ended April 29, 2017.  The decrease in the effective income tax rate was due primarily to the decrease in the federal income tax rate from 35% to 21% which was the result of the Tax Cuts and Jobs Act tax reform legislation that was effective January 1, 2018.

8. Other Long-Term Liabilities

The components of other long-term liabilities as of May 5, 2018 and February 3, 2018 are as follows (in thousands):

	May 5,	February 3,
	2018	2018
Deferred rent	$2,230	$2,148
Tenant improvement allowances	4,172	4,325
Other	1,923	1,960
	$8,325	$8,433

9. Commitments and Contingencies

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

10. Stock Repurchase Program and Cash Dividends

Repurchases of Common Stock

On March 16, 2018, the Company’s Board of Directors approved a program that authorized the purchase of up to $25.0 million in shares of the Company’s common stock.  During the thirteen weeks ended May 5, 2018, the Company repurchased 85,537 shares of its common stock at an aggregate cost of $2.7 million.  At May 5, 2018, $22.3 million remained available for purchase under this program.

Dividends

On February 13, 2018, the Company’s Board of Directors declared a dividend of $0.08 per common share, which was paid on March 20, 2018 to stockholders of record as of March 6, 2018.  On May 22, 2018, the Company’s Board of Directors declared a dividend of $0.08 per common share payable on June 19, 2018 to stockholders of record as of June 5, 2018.  Any determination to declare and pay cash dividends for future quarters will be made by the Board of Directors.

11.  Recent Accounting Pronouncements

Recently Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The guidance requires an entity to recognize revenue on contracts with customers relating to the transfer of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  To achieve this, an entity is required to identify the contract with a customer; identify the separate performance obligations in the contract; determine the transaction price; allocate the transaction price to the separate performance obligations in the contract; and recognize revenue when (or as) the entity satisfies each performance obligation.  In August of 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017 and interim periods in the year of adoption.  The Company adopted ASU 2014-09 in fiscal 2018 beginning February 4, 2018 using the modified retrospective approach.  The Company’s primary source of revenue is derived from the sale of clothing and accessories to its customers with the Company’s performance obligations satisfied immediately when the customer pays for their purchase and receives the merchandise. As such, adoption of the new standard did not have a material impact on the Company’s consolidated balance sheet, results of operations or cash flows.  Additionally, adoption of the ASU did not result in significant changes to the Company’s business processes, controls or systems.

Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016–02”) which replaces the existing guidance in ASC 840, Leases. The new standard establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations.  The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and requires a modified retrospective transition approach. The Company will adopt ASU 2016-02 in fiscal 2019.  The Company is currently in the process of evaluating the new lease guidance to determine the ultimate impact, but anticipates the new standard will result in significant right of use assets and related liabilities associated with its operating leases.  All of the Company’s retail store locations are subject to operating lease arrangements.  Being party to 553 leases for individual retail locations with an average remaining contractual rent period of 3.0 years, the Company has determined that the adoption of the new lease standard will have a significant impact on the Company’s consolidated balance sheet and disclosures.

12.  Revenue

Revenue Recognition

The Company’s primary source of revenue is derived from the sale of clothing and accessories to its customers with the Company’s performance obligations satisfied immediately when the customer pays for their purchase and receives the merchandise.  Sales taxes collected by the Company from customers are excluded from revenue.  Revenue from layaway sales is recognized at the point in time when the merchandise is paid for and control of the goods is transferred to the customer, thereby satisfying the Company’s performance obligation.  Non-refundable layaway service fees are recognized in revenue when collected by the Company from customers.  The Company defers revenue from the sale of gift cards and recognizes the associated revenue upon the redemption of the cards by customers to purchase merchandise.

Sales Returns

The Company allows customers to return merchandise for up to thirty days after the date of sale.  Expected refunds to customers are recorded based on estimated margin using historical return information.  Under ASU 2014-09, the

Company recorded an estimated refund liability of $0.4 million, included in the line item “Accrued expenses”, and the carrying value of a return asset of $0.2 million, presented separately from inventory, included in the line item “Prepaid and other current assets” on the Condensed Consolidated Balance Sheets.  The cumulative effect of the changes made to the May 5, 2018 Condensed Consolidated Balance Sheet from the modified retrospective adoption of ASU 2014-09 on retained earnings was immaterial.

Disaggregation of Revenue

The Company’s retail operations represent a single operating segment based on the way the Company manages its business.  Operating decisions and resource allocation decisions are made at the Company level in order to maintain a consistent retail store presentation.  The Company’s retail stores sell similar products, use similar processes to sell those products, and sell their products to similar classes of customers.

In the following table, the Company’s revenue from contracts with customers is disaggregated by major product line.  The percentage of net sales related to each classification of its merchandise assortment for the first quarter of fiscal 2018 and 2017 was approximately:

	Percentage of Net Sales
	May 5,	April 29,
	2018	2017
Accessories	32%	32%
Ladies'	25%	25%
Children's	22%	22%
Men's	16%	17%
Home	5%	4%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Except for specific historical information, many of the matters discussed in this Form 10-Q may express or imply projections of revenues or expenditures, statements of plans and objectives for future operations, growth or initiatives, statements of future economic performance, capital allocation expectations or statements regarding the outcome or impact of pending or threatened litigation. These, and similar statements, are forward-looking statements concerning matters that involve risks, uncertainties and other factors that may cause the actual performance of the Company to differ materially from those expressed or implied by these statements. All forward-looking information should be evaluated in the context of these risks, uncertainties and other factors. The words “believe,” “anticipate,” “project,” “plan,” “expect,” “estimate,” “objective,” “forecast,” “goal,” “intend,” “could,” “will likely result,” or “will continue” and similar words and expressions generally identify forward-looking statements, although not all forward-looking statements contain such language. The Company believes the assumptions underlying these forward-looking statements are reasonable; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in the forward-looking statements.

The factors that may result in actual results differing from such forward-looking information include, but are not limited to: transportation and distribution delays or interruptions; changes in freight rates; the Company’s ability to negotiate effectively the cost and purchase of merchandise; inventory risks due to shifts in market demand; the Company’s ability to gauge fashion trends and changing consumer preferences; changes in consumer spending on apparel; changes in product mix; interruptions in suppliers’ businesses; a deterioration in general economic conditions caused by acts of war or terrorism or other factors; the results of pending or threatened litigation; temporary changes in demand due to weather patterns; seasonality of the Company’s business; delays associated with building, opening and operating new stores; delays associated with building, opening or expanding new or existing distribution centers; and other factors described in the section titled “Item 1A. Risk Factors” and elsewhere in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2018 and in Part II, “Item 1A. Risk Factors” and elsewhere in the Company’s Quarterly Reports on Form 10-Q and any amendments thereto and in the other documents the Company files with the SEC, including reports on Form 8-K.

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

Overview

We are a value-priced retailer of urban fashion apparel and accessories for the entire family. Our merchandise offerings are designed to appeal to the fashion preferences of value-conscious consumers, particularly African-Americans. We operated 553 stores in both urban and rural markets in 31 states as of May 5, 2018.

Accounting Periods

The following discussion contains references to fiscal years 2018 and 2017, which represent fiscal years ending or ended on February 2, 2019 and February 3, 2018, respectively.  Fiscal 2018 has a 52-week accounting period and fiscal 2017 had a 53-week accounting period.  This discussion and analysis should be read with the unaudited condensed consolidated financial statements and the notes thereto.

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

Key Operating Statistics

We measure performance using key operating statistics. One of the main performance measures we use is comparable store sales growth. We define a comparable store as a store that has been opened for an entire fiscal year. Therefore, a store will not be considered a comparable store until its 13th month of operation at the earliest or until its 24th month at the latest. As an example, stores opened in fiscal 2017 and fiscal 2018 are not considered comparable stores in fiscal 2018. Relocated and expanded stores are included in the comparable store sales results. We also use other operating statistics, most notably average sales per store, to measure our performance. As we typically occupy existing space in established shopping centers rather than sites built specifically for our stores, store square footage (and therefore sales per square foot) varies by store. We focus on overall store sales volume as the critical driver of profitability.

In addition to sales, we measure cost of sales as a percentage of sales and store operating expenses, with a particular focus on labor, as a percentage of sales. These results translate into store level contribution, which we use to evaluate overall performance of each individual store. Finally, we monitor corporate expenses against budgeted amounts.  All of the statistics discussed above are critical components of earnings before interest, taxes, depreciation and amortization (“EBITDA”) and Adjusted EBITDA (comprised of EBITDA, as adjusted for non-cash asset impairment expense and expenses related to our proxy contest), which are considered our most important operating statistics.  We believe that excluding proxy contest expenses from our financial results reflects operating results that are more indicative of our ongoing operating performance while improving comparability to prior and future periods, and as such, provides an enhanced understanding of our past financial performance and prospects for the future.

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

Provided below is a reconciliation of net income to EBITDA and to Adjusted EBITDA for the thirteen week periods ended May 5, 2018 and April 29, 2017 (in thousands):

	Thirteen Weeks Ended
	May 5, 2018	April 29, 2017

Net income	$11,297	$8,890

Plus:
Interest expense	37	37
Income tax expense	2,601	4,039
Depreciation	4,974	4,298

Less:
Interest income	(295)	(186)
EBITDA	18,614	17,078

Asset impairment	—	—
Proxy contest expenses	—	1,590

Adjusted EBITDA	$18,614	$18,668

Thirteen Weeks Ended May 5, 2018 and April 29, 2017

Net Sales.  Net sales increased $11.0 million, or 5.5%, to $211.0 million in the thirteen weeks ended May 5, 2018 from $200.0 million in the thirteen weeks ended April 29, 2017.  Sales comparisons to the prior year for each quarter of fiscal 2018 are affected by the calendar shift caused by last year having 53 weeks.  Each of the first three quarters in fiscal 2018 begins and ends one week later than the same quarter of fiscal 2017, which can have an impact on quarterly sales comparisons if the beginning and ending weeks of the quarter have different levels of sales volumes.  The increase in sales was due to the opening of 19 new stores since last year’s first quarter and a 3.3% increase in comparable store sales (2.1% increase on a comparable weeks basis), partially offset by the impact of closing four stores since last year’s first quarter.  The increase in comparable store sales on a comparable weeks basis was reflected in a 3% increase in the average number of items per transaction, partially offset by a decrease in customer transactions of less than 1%, while the average unit sale remained flat.  Comparable store sales changes by major merchandise class were as follows in the first quarter of 2018: Home +19%; Ladies’ +3%; Accessories +2%; Men’s +2%; and Children’s -1%.

Store opening and closing activity resulted in a net sales increase of $4.7 million, the 2.1% increase in comparable store sales on a comparable weeks basis totaled $4.2 million, and the aforementioned calendar shift contributed $2.1 million to the sales increase.

Cost of sales (exclusive of depreciation).  Cost of sales (exclusive of depreciation) increased $7.0 million, or 5.7%, to $129.4 million in the first quarter of 2018 from $122.4 million in last year’s first quarter.  Cost of sales as a percentage of sales increased to 61.3% in the first quarter of 2018 from 61.2% in last year’s first quarter, due primarily to an increase in freight costs.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $2.5 million, or 4.2%, to $63.0 million in the first quarter of 2018 from $60.5 million in last year’s first quarter due primarily to normal inflationary pressure on expenses such as rent and payroll, the impact on expenses of opening 19 new stores since last year’s first quarter, and a $0.5 million increase in stock compensation expense, partially offset by $1.6 million of expenses incurred last year in connection with our proxy contest.  As a percentage of sales, selling, general and administrative expenses decreased to 29.9% in the first quarter of 2018 from 30.3% in the first quarter of 2017.

Depreciation.  Depreciation expense increased $0.7 million, or 15.7%, to $5.0 million in the first quarter of 2018 from $4.3 million in the first quarter of 2017, due to the acceleration of our store opening pace in relation to previous years, along with the completion of an expansion of our Roland, Oklahoma distribution center.

Income Tax Expense.  Income tax expense decreased $1.4 million, or 35.6%, to $2.6 million in this year’s first quarter from $4.0 million in the first quarter of 2017 due to a decrease in the effective income tax rate from 31.2% to 18.7%.  This decrease was a result of the reduction in the federal income tax rate from 35% to 21% included in the Tax Cuts and Jobs Act enacted in December 2017.

Net Income.  Net income increased $2.4 million, or 27.1%, to $11.3 million in the first quarter of 2018 from $8.9 million in the first quarter of 2017 due to the factors discussed above.

Liquidity and Capital Resources

Our cash requirements are primarily for working capital and capital expenditures for new and existing stores, distribution infrastructure and information systems.  In addition, in the first quarter of 2018, we initiated a share repurchase program of up to $25 million and repurchased shares of our common stock at an aggregate cost of $2.7 million.  In recent years, we have met these cash requirements using cash flow from operations and short-term trade credit.  We expect to be able to meet future cash requirements with cash flow from operations, short-term trade credit, existing balances of cash and investment securities and, if necessary, borrowings under our revolving credit facility described in Note 6 to the condensed consolidated financial statements included in Part I, Item1 of this report.

Current Financial Condition. As of May 5, 2018, we had total cash and cash equivalents of $54.0 million compared to $48.5 million as of February 3, 2018.  Additionally, we had $33.5 million and $21.7 million of short-term and long-term investment securities, respectively, as of May 5, 2018, compared with $31.5 million and $25.5 million, respectively, as of February 3, 2018.  These securities are comprised of bank certificates of deposit and obligations of the U.S. Treasury, states and municipalities. Inventory represented 39.6% of our total assets as of May 5, 2018, compared to 42.1% as of February 3, 2018.  Management’s ability to manage our inventory can have a significant impact on our cash flows from operations during a given interim period or fiscal year. In addition, inventory purchases can be seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise.

Cash Flows From Operating Activities. Net cash provided by operating activities was $10.5 million in the thirteen weeks ended May 5, 2018 compared to $25.7 million in the same period of 2017.  Sources of cash provided during the first quarter of 2018 included net income adjusted for non-cash expenses such as depreciation, loss on disposal of property and equipment, deferred income taxes and stock-based compensation expense, totaling $17.2 million (compared to $15.0 million in the first quarter of 2017).  Other significant sources of cash in the first quarter of 2018 were (1) a $12.4 million decrease in inventory (compared to a $10.1 million decrease in the first quarter of 2017) due to apparel retail seasonality which typically results in having more inventory at the beginning of the spring selling season than at the end, and (2) a $2.3 million change in the income tax payable/receivable (compared to a $2.6 million change in the first quarter of 2017) due to income tax expense being accrued on first quarter pre-tax income while no estimated tax payments were due during the quarter.

Significant uses of cash from operating activities in the first quarter of 2018 were (1) a $12.2 million decrease in accounts payable (compared to a $4.0 million decrease in the first quarter of 2017) due primarily to the decline in inventory discussed above, and (2) a $7.9 million decrease in accrued compensation (compared to a $1.5 million increase in the first quarter of 2017) due to payment in the first quarter of 2018 of incentive compensation accrued in fiscal 2017, together with our balance sheet as of the end of the first quarter of 2018 including accrued payroll for only one week, while our 2017 year-end balance sheet included accrued payroll for two weeks due to the timing of our bi-weekly payroll.

Cash Flows From Investing Activities. Cash used in investing activities was $0.2 million in the first quarter of 2018 and $0.1 million in the first quarter of 2017.  Cash used for purchases of property and equipment totaled $2.0 million and $4.8 million in the first quarter of 2018 and 2017, respectively.  Sales/redemptions of investment securities, net of purchases, provided cash of $1.7 million and $4.6 million in the first quarter of 2018 and 2017, respectively.

Cash Flows From Financing Activities. Cash used in financing activities was $4.7 million and $1.7 million in the first quarter of 2018 and 2017, respectively, with the increase due primarily to the repurchase of common stock for an aggregate purchase price of $2.7 million during the first quarter of 2018.

Cash Requirements

Our principal sources of liquidity consist of: (i) cash and cash equivalents (which equaled $54.0 million as of May 5, 2018); (ii) short-term and long-term investment securities (which equaled $33.5 million and $21.7 million, respectively, as of May 5, 2018); (iii) short-term trade credit; (iv) cash generated from operations on an ongoing basis as we sell our merchandise inventory; and (v) a $50 million revolving credit facility (under which we have no borrowings outstanding). Trade credit represents a significant source of financing for inventory purchases and arises from customary payment terms and trade practices with our vendors.  Historically, our principal liquidity requirements have been for working capital and capital expenditure needs.

We believe that our existing sources of liquidity will be sufficient to fund our operations and anticipated capital expenditures for at least the next 12 months.

Recent Accounting Pronouncements

See discussion of Recent Accounting Pronouncements in Note 11 to the condensed consolidated financial statements included in Part I, Item 1 of this report.

Critical Accounting Policies

The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. There have been no material changes to the Critical Accounting Policies outlined in the Company’s Annual Report on Form 10-K for the year ended February 3, 2018.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risk during the thirteen weeks ended May 5, 2018 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended February 3, 2018.

Item 4. Controls and Procedures.

We have carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 5, 2018 pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information has been accumulated and communicated to our management, including the officers who certify our financial reports, as appropriate, to allow timely decisions regarding the required disclosures.

Our disclosure controls and procedures are designed to provide reasonable assurance that the controls and procedures will meet their objectives. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended May 5, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the Risk Factors described under the section “ITEM 1A. RISK FACTORS” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Information on Share Repurchases

The number of shares of common stock repurchased by the Company during the first quarter of fiscal 2018 and the average price paid per share are as follows:

				Maximum number (or
			Total number of shares	approximate dollar value)
			purchased as part of	of shares that may yet be
	Total number of	Average price paid	publicly announced	purchased under the plans
Period	shares purchased	per share (1)	plans or programs (2)	or programs (2)
February (2/4/18 - 3/3/18)	—	$—	—	$—
March (3/4/18 - 4/7/18)	26,322	31.27	26,322	24,176,995
April (4/8/18 - 5/5/18)	59,215	31.21	59,215	22,328,850
Total	85,537		85,537

(1) Includes commissions for the shares repurchased under the stock repurchase program.

(2) On March 16, 2018, the Company announced a $25.0 million stock repurchase program, under which approximately $22.3 million remained available as of May 5, 2018.  Repurchases under the stock repurchase program may be made at management’s discretion from time to time on the open market, in privately negotiated transactions or otherwise, and may be made in part under one or more Rule 10b5-1 plans.  The stock repurchase program does not have an expiration date.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

3.1	Amendment to the Second Amended and Restated By-laws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2018).

10.1

Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and Bruce D. Smith dated March 15, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2018).

10.2

Severance Agreement between the Company and Bruce D. Smith, dated March 15, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2018).

10.3

Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and Stuart C. Clifford dated March 15, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2018).

10.4

Severance Agreement between the Company and Stuart C. Clifford, dated March 15, 2018 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2018).

31.1	Certification of Bruce D. Smith, Chief Executive Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Stuart C. Clifford, Chief Financial Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.* †

101

The following financial information from Citi Trends, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of May 5, 2018 and February 3, 2018, (ii) the Condensed Consolidated Statements of Income for the thirteen week periods ended May 5, 2018 and April 29, 2017, (iii) the Condensed Consolidated Statements of Cash Flows for the thirteen week periods ended May 5, 2018 and April 29, 2017, and (iv) Notes to the Condensed Consolidated Financial Statements.*

*      Included herewith.

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

CITI TRENDS, INC.

Date: June 11, 2018

	By:	/s/ Stuart C. Clifford
	Name:	Stuart C. Clifford
	Title:	Senior Vice President and Chief Financial Officer