Form 10-Q
period 2018-08-04
Citi Trends Inc
filed 2018-09-06
CIK 1318484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 4, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 20, 2018
Common Stock, $.01 par value	12,975,307 shares

CITI TRENDS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Citi Trends, Inc.

Condensed Consolidated Balance Sheets

August 4, 2018 and February 3, 2018

(Unaudited)

(in thousands, except share data)

	August 4,	February 3,
	2018	2018
Assets
Current assets:
Cash and cash equivalents	$40,992	$48,451
Short-term investment securities	36,009	31,500
Inventory	138,801	137,701
Prepaid and other current assets	17,701	15,694
Total current assets	233,503	233,346
Property and equipment, net of accumulated depreciation of $237,914 and $229,699 as of August 4, 2018 and February 3, 2018, respectively	57,154	61,777
Long-term investment securities	13,020	25,451
Deferred tax asset	6,385	5,777
Other assets	720	720
Total assets	$310,782	$327,071

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$72,096	$75,947
Accrued expenses	14,537	13,762
Accrued compensation	12,821	17,013
Income tax payable	299	1,916
Layaway deposits	1,706	532
Total current liabilities	101,459	109,170
Other long-term liabilities	8,338	8,433
Total liabilities	109,797	117,603

Stockholders’ equity:
Common stock, $0.01 par value. Authorized 32,000,000 shares; 15,829,380 shares issued as of August 4, 2018 and 15,777,946 shares issued as of February 3, 2018; 13,064,398 shares outstanding as of August 4, 2018 and 13,743,776 shares outstanding as of February 3, 2018	157	156
Paid in capital	90,729	90,605
Retained earnings	171,293	158,927
Treasury stock, at cost; 2,764,982 shares held as of August 4, 2018 and 2,034,170 shares held as of February 3, 2018	(61,194)	(40,220)
Total stockholders’ equity	200,985	209,468

Commitments and contingencies (note 10)
Total liabilities and stockholders’ equity	$310,782	$327,071

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Operations

Twenty-Six Weeks Ended August 4, 2018 and July 29, 2017

(Unaudited)

(in thousands, except per share data)

	Twenty-Six Weeks Ended
	August 4,	July 29,
	2018	2017
Net sales	$393,031	$366,155

Cost of sales (exclusive of depreciation shown separately below)	(239,811)	(224,565)
Selling, general and administrative expenses	(125,290)	(120,321)
Depreciation	(9,650)	(8,887)
Asset impairment	(942)	(77)
Income from operations	17,338	12,305
Interest income	658	401
Interest expense	(75)	(74)
Income before income taxes	17,921	12,632
Income tax expense	(3,389)	(3,952)
Net income	$14,532	$8,680

Basic net income per common share	$1.08	$0.60
Diluted net income per common share	$1.08	$0.59

Weighted average number of shares outstanding
Basic	13,446	14,550
Diluted	13,491	14,598

Cash dividends declared per share	$0.16	$0.14

Citi Trends, Inc.

Condensed Consolidated Statements of Operations

Thirteen Weeks Ended August 4, 2018 and July 29, 2017

(Unaudited)

(in thousands, except per share data)

	Thirteen Weeks Ended
	August 4,	July 29,
	2018	2017
Net sales	$181,999	$166,200

Cost of sales (exclusive of depreciation shown separately below)	(110,398)	(102,175)
Selling, general and administrative expenses	(62,285)	(59,834)
Depreciation	(4,676)	(4,589)
Asset impairment	(942)	(77)
Income (loss) from operations	3,698	(475)
Interest income	363	215
Interest expense	(38)	(37)
Income (loss) before income taxes	4,023	(297)
Income tax (expense) benefit	(788)	87
Net income (loss)	$3,235	$(210)

Basic net income (loss) per common share	$0.24	$(0.01)
Diluted net income (loss) per common share	$0.24	$(0.01)

Weighted average number of shares outstanding
Basic	13,314	14,382
Diluted	13,351	14,382

Cash dividends declared per share	$0.08	$0.08

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Cash Flows

Twenty-Six Weeks Ended August 4, 2018 and July 29, 2017

(Unaudited)

(in thousands)

	Twenty-Six Weeks Ended
	August 4,	July 29,
	2018	2017
Operating activities:
Net income	$14,532	$8,680
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,650	8,887
Asset impairment	942	77
Loss on disposal of property and equipment	50	-
Deferred income taxes	(608)	1,741
Insurance proceeds related to operating activities	475	1,187
Noncash stock-based compensation expense	1,130	752
Changes in assets and liabilities:
Inventory	(1,290)	1,764
Prepaid and other current assets	(2,292)	(1,375)
Other assets	-	5
Accounts payable	(3,899)	(8,255)
Accrued expenses and other long-term liabilities	229	783
Accrued compensation	(4,192)	747
Income tax payable/receivable	(1,617)	(315)
Layaway deposits	1,174	1,332
Net cash provided by operating activities	14,284	16,010
Investing activities:
Sales/redemptions of investment securities	24,139	25,611
Purchases of investment securities	(16,217)	(20,311)
Purchases of property and equipment	(5,715)	(12,900)
Insurance proceeds related to investing activities	195	443
Net cash provided by (used in) investing activities	2,402	(7,157)
Financing activities:
Cash used to settle withholding taxes on the vesting of nonvested restricted stock	(1,005)	(894)
Dividends paid to stockholders	(2,166)	(2,062)
Repurchase of common stock	(20,974)	(24,955)
Net cash used in financing activities	(24,145)	(27,911)
Net decrease in cash and cash equivalents	(7,459)	(19,058)
Cash and cash equivalents:
Beginning of period	48,451	49,253
End of period	$40,992	$30,195

Supplemental disclosures of cash flow information:
Cash paid for interest	$63	$63
Cash payments of income taxes	$5,614	$2,526
Supplemental disclosures of noncash investing activities:
Accrual for purchases of property and equipment	$499	$1,022

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

August 4, 2018

1. Basis of Presentation

Citi Trends, Inc. and its subsidiary (the “Company”) operate as a value-priced retailer of urban fashion apparel and accessories for the entire family.  As of August 4, 2018, the Company operated 554 stores in 31 states.

The condensed consolidated balance sheet as of August 4, 2018, the condensed consolidated statements of operations for the twenty-six and thirteen week periods ended August 4, 2018 and July 29, 2017, and the condensed consolidated statements of cash flows for the twenty-six week periods ended August 4, 2018 and July 29, 2017 have been prepared by the Company without audit. The condensed consolidated balance sheet as of February 3, 2018 has been derived from the audited financial statements as of that date, but does not include all required year-end disclosures.  In the opinion of management, such statements include all adjustments considered necessary to present fairly the Company’s financial position as of August 4, 2018 and February 3, 2018, and its results of operations and cash flows for all periods presented.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended February 3, 2018.

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all information and footnotes required by U.S. GAAP for complete financial statements.  Operating results for the twenty-six weeks ended August 4, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending February 2, 2019.

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

The dilutive effect of stock-based compensation arrangements is accounted for using the treasury stock method.  The Company includes as assumed proceeds the amount of compensation cost attributed to future services and not yet recognized.  For the twenty-six weeks ended August 4, 2018 and July 29, 2017, there were 118,000 and 144,000 shares of nonvested restricted stock, respectively, excluded from the calculation of diluted earnings per share because of antidilution.  For the thirteen weeks ended August 4, 2018 and July 29, 2017, there were 127,000 and 178,000 shares of nonvested restricted stock, respectively, excluded from the calculation of diluted earnings per share because of antidilution.

The following table provides a reconciliation of the average number of common shares outstanding used to calculate basic earnings per share to the number of common shares and common stock equivalents outstanding used in calculating diluted earnings per share for the twenty-six and thirteen week periods ended August 4, 2018 and July 29, 2017:

	Twenty-Six Weeks Ended
	August 4, 2018	July 29, 2017
Average number of common shares outstanding	13,446,285	14,550,435
Incremental shares from assumed vesting of nonvested restricted stock	45,009	47,990
Average number of common shares and common stock equivalents outstanding	13,491,294	14,598,425

	Thirteen Weeks Ended
	August 4, 2018	July 29, 2017
Average number of common shares outstanding	13,314,470	14,381,738
Incremental shares from assumed vesting of nonvested restricted stock	36,851	—
Average number of common shares and common stock equivalents outstanding	13,351,321	14,381,738

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

As of August 4, 2018, the Company’s investment securities are classified as held-to-maturity since the Company has the intent and ability to hold the investments to maturity.  Such securities are carried at amortized cost plus accrued interest and consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
Short-term:
Obligations of the U.S. Treasury and U.S. government agencies (Level 1)	$20,263	$-	$(107)	$20,156
Obligations of states and municipalities (Level 2)	3,631	1	-	3,632
Bank certificates of deposit (Level 2)	12,115	-	-	12,115
	$36,009	$1	$(107)	$35,903
Long-term:
Obligations of the U. S. Treasury (Level 1)	$4,935	$-	$(28)	$4,907
Bank certificates of deposit (Level 2)	8,085	-	-	8,085
	$13,020	$-	$(28)	$12,992

The amortized cost and fair market value of investment securities as of August 4, 2018 by contractual maturity are as follows (in thousands):

		Fair
	Amortized	Market
	Cost	Value
Mature in one year or less	$36,009	$35,903
Mature after one year through five years	13,020	12,992
	$49,029	$48,895

As of February 3, 2018, the Company’s investment securities were classified as held-to-maturity and consisted of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
Short-term:
Obligations of the U. S. Treasury (Level 1)	$10,162	$-	$(25)	$10,137
Obligations of states and municipalities (Level 2)	8,111	1	(2)	8,110
Bank certificates of deposit (Level 2)	13,227	-	-	13,227
	$31,500	$1	$(27)	$31,474
Long-term:
Obligations of the U. S. Treasury (Level 1)	$9,967	$-	$(116)	$9,851
Bank certificates of deposit (Level 2)	15,484	-	-	15,484
	$25,451	$-	$(116)	$25,335

The amortized cost and fair market value of investment securities as of February 3, 2018 by contractual maturity were as follows (in thousands):

		Fair
	Amortized	Market
	Cost	Value
Mature in one year or less	$31,500	$31,474
Mature after one year through five years	25,451	25,335
	$56,951	$56,809

There were no changes among the levels in the twenty-six weeks ended August 4, 2018.

Fair market values of Level 2 investments are determined by management with the assistance of a third party pricing service.  Because quoted prices in active markets for identical assets are not available, these prices are determined by the third party pricing service using observable market information such as quotes from less active markets and quoted prices of similar securities.

6. Impairment of Long-Lived Assets

If facts and circumstances indicate that a long-lived asset may be impaired, the carrying value is reviewed. If this review indicates that the carrying value of the asset will not be recovered as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value.  Non-cash impairment expense related to leasehold improvements and fixtures and equipment at underperforming stores totaled $0.9 million and $0.1 million in the twenty-six week periods ended August 4, 2018 and July 29, 2017, respectively.

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

ASC 740-270, Income Taxes – Interim Reporting, requires companies to calculate income taxes by applying their estimated full-year tax rate in each interim period unless the estimated full-year tax rate is not reliably predictable.  For the twenty-six weeks ended August 4, 2018 and July 29, 2017, the Company utilized this annual effective tax rate method to calculate income taxes.

For the twenty-six weeks ended August 4, 2018, the effective income tax rate was 18.9%.  This compares with a rate of 31.3% for the twenty-six weeks ended July 29, 2017.  The decrease in the effective income tax rate was due primarily to the decrease in the federal income tax rate from 35% to 21% which was the result of the Tax Cuts and Jobs Act that was effective January 1, 2018.

9. Other Long-Term Liabilities

The components of other long-term liabilities as of August 4, 2018 and February 3, 2018 are as follows (in thousands):

	August 4,	February 3,
	2018	2018
Deferred rent	$2,227	$2,148
Tenant improvement allowances	4,199	4,325
Other	1,912	1,960
	$8,338	$8,433

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

11. Stock Repurchase Program and Cash Dividends

Repurchases of Common Stock

On March 16, 2018, the Company’s Board of Directors approved a program that authorized the purchase of up to $25.0 million in shares of the Company’s common stock.  During the twenty-six weeks ended August 4, 2018, the Company repurchased 730,812 shares of its common stock at an aggregate cost of $21.0 million.  At August 4, 2018, $4.0 million remained available for purchase under this program.

Dividends

On February 13, 2018, the Company’s Board of Directors declared a dividend of $0.08 per common share, which was paid on March 20, 2018 to stockholders of record as of March 6, 2018.  On May 22, 2018, the Company’s Board of Directors declared a dividend of $0.08 per common share, which was paid on June 19, 2018 to stockholders of record as of June 5, 2018.  On August 21, 2018, the Company’s Board of Directors declared a dividend of $0.08 per common share, payable on September 18, 2018 to stockholders of record as of September 4, 2018.  Any determination to declare and pay cash dividends for future quarters will be made by the Company’s Board of Directors.

12. Recent Accounting Pronouncements

Recently Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The guidance requires an entity to recognize revenue on contracts with customers relating to the transfer of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  To achieve this, an entity is required to identify the contract with a customer; identify the separate performance obligations in the contract; determine the transaction price; allocate the transaction price to the separate performance obligations in the contract; and recognize revenue when (or as) the entity satisfies each performance obligation.  In August of 2015, the FASB issued ASU No. 2015-14 which deferred the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017 and interim periods in the year of adoption.  The Company adopted ASU 2014-09 in fiscal 2018 beginning February 4, 2018 using the modified retrospective approach.  The Company’s primary source of revenue is derived from the sale of clothing and accessories to its customers with the Company’s performance obligations satisfied immediately when the customer pays for their purchase and receives the merchandise. As such, adoption of the new standard did not have a material impact on the Company’s consolidated balance sheet, results of operations or cash flows.  Additionally, adoption of the ASU did not result in significant changes to the Company’s business processes, controls or systems.

Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016–02”) which replaces the existing guidance in ASC 840, Leases. The new standard establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations.  The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  In July 2018, the FASB issued ASU No. 2018-11, Leases – Targeted Improvements, which provides for an additional transition method that allows companies to apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to retained earnings.  This transition method option is in addition to the existing modified retrospective transition approach that requires companies to apply the standard to the earliest period presented in the financial statements.  The Company will adopt ASU 2016-02 in fiscal 2019 and is evaluating which transition method it will use.  The Company is currently in the process of evaluating the new lease guidance to determine the ultimate impact, but anticipates the new standard will result in significant right of use assets and related liabilities associated with its operating leases.  All of the Company’s retail store locations are subject to operating lease arrangements.  Being party to 554 leases for individual retail locations with an average remaining contractual rent period of 3.0 years, the Company has determined that the adoption of the new lease standard will have a significant impact on the Company’s consolidated balance sheet and disclosures.

13.  Revenue

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

Sales Returns

The Company allows customers to return merchandise for up to thirty days after the date of sale.  Expected refunds to customers are recorded based on estimated margin using historical return information.  Under ASU 2014-09, the Company recorded an estimated refund liability of $0.5 million, included in the line item “Accrued expenses,” and the carrying value of a return asset of $0.3 million, presented separately from inventory, included in the line item “Prepaid and other current assets” on the condensed consolidated balance sheets.  The cumulative effect of the changes made to the August 4, 2018 condensed consolidated balance sheet from the modified retrospective adoption of ASU 2014-09 on retained earnings was immaterial.

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

In the following table, the Company’s revenue is disaggregated by major product line.  The percentage of net sales related to each classification of its merchandise assortment for the twenty-six and thirteen week periods of fiscal 2018 and 2017 was approximately:

	Twenty-Six Weeks Ended		Thirteen Weeks Ended
	August 4,	July 29,	August 4,	July 29,
	2018	2017	2018	2017
Accessories	32%	33%	33%	33%
Ladies'	24%	24%	23%	24%
Children's	22%	21%	22%	21%
Men's	17%	17%	17%	17%
Home	5%	5%	5%	5%

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

Overview

We are a value-priced retailer of urban fashion apparel and accessories for the entire family. Our merchandise offerings are designed to appeal to the fashion preferences of value-conscious consumers, particularly African-Americans. We operated 554 stores in both urban and rural markets in 31 states as of August 4, 2018.

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

In addition to sales, we measure cost of sales as a percentage of sales and store operating expenses, with a particular focus on labor, as a percentage of sales. These results translate into store level contribution, which we use to evaluate overall performance of each individual store. Finally, we monitor corporate expenses against budgeted amounts.  All of the statistics discussed above are critical components of earnings before interest, taxes, depreciation and amortization (“EBITDA”) and Adjusted EBITDA (comprised of EBITDA, as adjusted for non-cash asset impairment expense and expenses related to our proxy contest in fiscal 2017), which are considered our most important operating statistics.  We believe that excluding proxy contest expenses from our financial results reflects operating results that are more indicative of our ongoing operating performance while improving comparability to prior and future periods, and as such, provides an enhanced understanding of our past financial performance and prospects for the future.

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

Provided below is a reconciliation of net income (loss) to EBITDA and to Adjusted EBITDA for the twenty-six and thirteen week periods ended August 4, 2018 and July 29, 2017 (in thousands):

	Twenty-Six Weeks Ended		Thirteen Weeks Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017

Net income (loss)	$14,532	$8,680	$3,235	$(210)

Plus:
Interest expense	75	74	38	37
Income tax expense	3,389	3,952	788	-
Depreciation	9,650	8,887	4,676	4,589

Less:
Interest income	(658)	(401)	(363)	(215)
Income tax benefit	-	-	-	(87)
EBITDA	26,988	21,192	8,374	4,114

Asset impairment	942	77	942	77
Proxy contest expenses	-	2,516	-	926

Adjusted EBITDA	$27,930	$23,785	$9,316	$5,117

Twenty-Six Weeks Ended August 4, 2018 and July 29, 2017

Net Sales.  Net sales increased $26.8 million, or 7.3%, to $393.0 million in the twenty-six weeks ended August 4, 2018 from $366.2 million in the twenty-six weeks ended July 29, 2017.  Sales comparisons to the prior year for fiscal 2018 are affected by the calendar shift caused by last year having 53 weeks.  The increase in sales was due to a 5.1% increase in comparable store sales (2.7% increase on a comparable weeks basis) and the opening of 15 new stores since last year’s second quarter, partially offset by the impact of closing six stores since the second quarter of 2017.  The increase in comparable store sales on a comparable weeks basis was reflected in a 2% increase in the average number of items per transaction, together with a 1% increase in the average unit sale, partially offset by a slight decrease in the number of customer transactions.  Comparable store sales changes by major merchandise class were as follows in the first twenty-six weeks of fiscal 2018: Home +16%; Men’s +3%; Accessories +3%; Ladies’ +2%; and Children’s +1%.

The 2.7% increase in comparable store sales on a comparable weeks basis resulted in an increase of $9.8 million in sales, store opening and closing activity resulted in a net increase of $8.2 million in sales, and the aforementioned calendar shift contributed $8.8 million to the sales increase.

Cost of Sales (exclusive of depreciation).  Cost of sales (exclusive of depreciation) increased $15.2 million, or 6.8%, to $239.8 million in the twenty-six weeks ended August 4, 2018 from $224.6 million in the twenty-six weeks ended July 29, 2017.  Cost of sales as a percentage of sales decreased to 61.0% in the twenty-six weeks ended August 4, 2018 from 61.3% in the twenty-six weeks ended July 29, 2017, due to a 30 basis points improvement in the core merchandise margin (initial mark-up, net of markdowns) and a 30 basis points reduction in shrinkage, partially offset by a 30 basis points increase in freight costs.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $5.0 million, or 4.1%, to $125.3 million in the twenty-six weeks ended August 4, 2018 from $120.3 million in the twenty-six weeks ended July 29, 2017 due primarily to normal inflationary pressure on expenses such as rent and payroll, together with the impact on expenses of opening 15 new stores since last year’s second quarter. These factors that caused the increase in selling, general and administrative expenses were partially offset by $2.5 million in expenses incurred last year in connection with our proxy contest.  As a percentage of sales, selling, general and administrative expenses decreased to 31.9% in the first twenty-six weeks of fiscal 2018 from 32.9% in the first twenty-six weeks of fiscal 2017 due primarily to the leveraging effect resulting from higher comparable store sales and last year’s non-recurring proxy contest expenses.

Depreciation.  Depreciation expense increased $0.8 million, or 8.6%, to $9.7 million in the first twenty-six weeks of fiscal 2018 from $8.9 million in the first twenty-six weeks of fiscal 2017 due primarily to the acceleration of our store opening pace in relation to previous years, along with the completion of an expansion of our Roland, Oklahoma distribution center.

Asset Impairment.  Impairment charges related to property and equipment at underperforming stores totaled $0.9 million in the first twenty-six weeks of fiscal 2018 and $0.1 million during the first twenty-six weeks of fiscal 2017.

Income Tax Expense.  Income tax expense decreased $0.6 million, or 14.2%, to $3.4 million in the first twenty-six weeks of fiscal 2018 from $4.0 million in the first twenty-six weeks of fiscal 2017, due to a decrease in the effective income tax rate from 31.3% to 18.9%.  This decrease was a result of the reduction in the federal income tax rate from 35% to 21% included in the Tax Cuts and Jobs Act that was effective January 1, 2018.

Net Income.  Net income increased $5.8 million, or 67.4%, to $14.5 million in the first twenty-six weeks of fiscal 2018 from $8.7 million in the first twenty-six weeks of fiscal 2017 due to the factors discussed above.

Thirteen Weeks Ended August 4, 2018 and July 29, 2017

Net Sales.  Net sales increased $15.8 million, or 9.5%, to $182.0 million in the thirteen weeks ended August 4, 2018 from $166.2 million in the thirteen weeks ended July 29, 2017.  Sales comparisons to the prior year for each quarter of fiscal 2018 are affected by the calendar shift caused by last year having 53 weeks.  Each of the first three quarters in fiscal 2018 begins and ends one week later than the same quarter of fiscal 2017, which can have an impact on quarterly sales comparisons if the beginning and ending weeks of the quarter have different levels of sales volumes.  The increase in sales was due to a 7.4% increase in comparable store sales (3.3% on a comparable weeks basis) and the opening of 15 new stores since last year’s second quarter, partially offset by the impact of closing six stores since the second quarter of 2017.  The increase in comparable store sales on a comparable weeks basis was reflected in a 2% increase in the average number of items per transaction, together with a 1% increase in the average unit sale and a slight increase in the number of customer transactions.  Comparable store sales changes by major merchandise class were as follows in the second quarter of 2018:  Home +11%; Men’s +5%; Accessories +3%; Children’s +3%; and Ladies’ less than +1%.

The 3.3% comparable store sales increase on a comparable weeks basis resulted in an increase of $5.5 million in sales, while store opening and closing activity resulted in a net increase of $3.6 million in sales, and the aforementioned calendar shift contributed $6.7 million to the sales increase.

Cost of sales (exclusive of depreciation).  Cost of sales (exclusive of depreciation) increased $8.2 million, or 8.0%, to $110.4 million in the second quarter of 2018 from $102.2 million in last year’s second quarter.  Cost of sales as a percentage of sales decreased to 60.7% in the second quarter of 2018 from 61.5% in last year’s second quarter.  The decrease in cost of sales as a percentage of sales was due primarily to a 50 basis points reduction in shrinkage in the second quarter this year versus last year and a 40 basis points improvement in the core merchandise margin (initial mark-up, net of markdowns).  Partially offsetting these margin enhancements was a 10 basis points increase in freight costs.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $2.5 million, or 4.1%, to $62.3 million in the second quarter of 2018 from $59.8 million in last year’s second quarter due primarily to the impact on expenses of opening 15 new stores since last year’s second quarter, together with normal inflationary pressure on expenses such as rent and payroll, partially offset by last year’s $0.9 million of expenses incurred in connection with our proxy contest.  As a percentage of sales, selling, general and administrative expenses decreased to 34.2% in the second quarter of 2018 from 36.0% in the second quarter of 2017 due primarily to the leveraging effect resulting from higher comparable store sales and last year’s non-recurring proxy contest expenses.

Depreciation.  Depreciation expense increased $0.1 million, or 1.9%, to $4.7 million in the second quarter of 2018 from $4.6 million in the second quarter of 2017.

Asset Impairment.  Impairment charges related to property and equipment at underperforming stores totaled $0.9 million in the second quarter of 2018, and $0.1 million in the second quarter of 2017.

Income Tax (Expense) Benefit.  Income tax expense was $0.8 million in the second quarter of 2018 and a benefit of $0.1 million in the second quarter of 2017, due primarily to having pretax income of $4.0 million this year compared with a pretax loss of $0.3 million last year.

Net Income (Loss).  Net income increased to $3.2 million in the second quarter of 2018 from a loss of $0.2 million in the second quarter of 2017 due to the factors discussed above.

Liquidity and Capital Resources

Our cash requirements are primarily for working capital and capital expenditures for new and existing stores, distribution infrastructure and information systems.  In addition, in the first quarter of 2018, we initiated a share repurchase program authorizing the repurchase of up to $25.0 million of our common stock and have repurchased shares of our common stock at an aggregate cost of $21.0 million year to date.  In recent years, we have met these cash requirements using cash flow from operations and short-term trade credit.  We expect to be able to meet future cash requirements with cash flow from operations, short-term trade credit, existing balances of cash and investment securities and, if necessary, borrowings under our revolving credit facility described in Note 7 to the condensed consolidated financial statements included in Part I, Item 1 of this report.

Current Financial Condition. As of August 4, 2018, we had total cash and cash equivalents of $41.0 million compared to $48.5 million as of February 3, 2018.  Additionally, we had $36.0 million and $13.0 million of short-term and long-term investment securities, respectively, as of August 4, 2018, compared with $31.5 million and $25.5 million, respectively, as of February 3, 2018.  These securities are comprised of bank certificates of deposit and obligations of the U.S. Treasury, states and municipalities. Inventory represented 44.7% of our total assets as of August 4, 2018, compared to 42.1% as of February 3, 2018.  Management’s ability to manage our inventory can have a significant impact on our cash flows from operations during a given interim period or fiscal year. In addition, inventory purchases can be seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise.

Cash Flows From Operating Activities. Net cash provided by operating activities was $14.3 million in the twenty-six weeks ended August 4, 2018 compared to $16.0 million in the twenty-six weeks ended July 29, 2017.  Sources of cash provided during the first half of 2018 included net income adjusted for noncash expenses such as depreciation, asset impairment, loss on disposal of property and equipment, insurance proceeds from operating activities, deferred income taxes and stock-based compensation expense, totaling $26.2 million (compared to $21.3 million in the first half of 2017).  Other significant sources of cash in the first half of 2018 were a $1.2 million increase in layaway deposits (compared to a $1.3 million increase in the first half of 2017) because layaways are heavier at the end of the second quarter when they include merchandise put on layaway in advance of the back-to-school season than at the end of the fourth quarter after merchandise put on layaway for Christmas has been picked up.

Significant uses of cash from operating activities in the first half of 2018 were (1) a $4.2 million decrease in accrued compensation (compared to a $0.7 million increase in the first half of 2017) due to payment in the first half of 2018 of incentive compensation accrued in fiscal 2017; (2) a $3.9 million decrease in accounts payable (compared to an $8.3 million decrease in the first half of 2017) due to a higher level of next-season-buy inventory at August 4, 2018, with such merchandise being already paid for since it was purchased earlier than 60 days before quarter end; (3) a $2.3 million increase in prepaid and other current assets (compared to a $1.4 million increase in the first half of 2017) due primarily to an increase in charge card receivables attributable to higher sales and a greater percentage of customers paying with charge cards; (4) a $1.6 million change in the income tax payable/receivable (compared to a $0.3 million change in the first half of 2017) due to estimated tax payments made during the quarter; and (5) a $1.3 million increase in inventory (compared with a $1.8 million decrease in the first half of 2017) due primarily to the aforementioned increase in next-season-buy inventory.

Cash Flows From Investing Activities. Cash provided by investing activities was $2.4 million in the twenty-six weeks ended August 4, 2018 compared to cash used of $7.2 million in the twenty-six weeks ended July 29, 2017.  Sales/redemptions of investment securities, net of purchases, provided cash of $7.9 million and $5.3 million in the first half of 2018 and 2017, respectively.  Cash used for purchases of property and equipment totaled $5.7 million and $12.9 million in the first half of 2018 and 2017, respectively.

Cash Flows From Financing Activities. Cash used in financing activities was $24.1 million in the twenty-six weeks ended August 4, 2018 compared to $27.9 million in the twenty-six weeks ended July 29, 2017, with the decrease due primarily to the repurchase of common stock for an aggregate purchase price of $21.0 million and $25.0 million during the first half of 2018 and 2017, respectively.  Dividends paid to stockholders used cash of $2.2 million and $2.1 million in the first half of 2018 and 2017, respectively.

Cash Requirements

Our principal sources of liquidity consist of: (i) cash and cash equivalents (which equaled $41.0 million as of August 4, 2018); (ii) short-term and long-term investment securities (which equaled $36.0 million and $13.0 million, respectively, as of August 4, 2018); (iii) short-term trade credit; (iv) cash generated from operations on an ongoing basis as we sell our merchandise inventory; and (v) a $50 million revolving credit facility (under which we have no borrowings outstanding). Trade credit represents a significant source of financing for inventory purchases and arises from customary payment terms and trade practices with our vendors.  Historically, our principal liquidity requirements have been for working capital and capital expenditure needs.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risk during the twenty-six weeks ended August 4, 2018 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended February 3, 2018.

Item 4. Controls and Procedures.

We have carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of August 4, 2018 pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information has been accumulated and communicated to our management, including the officers who certify our financial reports, as appropriate, to allow timely decisions regarding the required disclosures.

Our disclosure controls and procedures are designed to provide reasonable assurance that the controls and procedures will meet their objectives. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended August 4, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the Risk Factors described under the section titled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Information on Share Repurchases

The number of shares of common stock that we repurchased during the second quarter of fiscal 2018 and the average price paid per share are as follows:

				Maximum number (or
			Total number of shares	approximate dollar value)
			purchased as part of	of shares that may yet be
	Total number of	Average price paid	publicly announced	purchased under the plans
Period	shares purchased	per share (1)	plans or programs (2)	or programs (2)
May (5/6/18 - 6/2/18)	31,921	$29.93	31,921	$21,377,068
June (6/3/18 - 7/7/18)	324,746	28.38	324,746	12,172,081
July (7/8/18 - 8/4/18)	288,608	28.18	288,608	4,048,739
Total	645,275		645,275

(1) Includes commissions for the shares repurchased under the stock repurchase program.

(2) On March 16, 2018, we announced a $25.0 million stock repurchase program, under which approximately $4.0 million remained available as of August 4, 2018.  Repurchases under the stock repurchase program may be made at management’s discretion from time to time on the open market, in privately negotiated transactions or otherwise, and may be made in part under one or more Rule 10b5-1 plans.  The stock repurchase program does not have an expiration date.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2018).

3.2	Third Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2018).

31.1	Certification of Bruce D. Smith, Chief Executive Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Stuart C. Clifford, Chief Financial Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.* †

101

The following financial information from Citi Trends, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 4, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of August 4, 2018 and February 3, 2018, (ii) the Condensed Consolidated Statements of Operations for the twenty-six and thirteen week periods ended August 4, 2018 and July 29, 2017, (iii) the Condensed Consolidated Statements of Cash Flows for the twenty-six week periods ended August 4, 2018 and July 29, 2017, and (iv) Notes to the Condensed Consolidated Financial Statements (unaudited).*

*      Included herewith.

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

Date: September 6, 2018

	By:	/s/ Stuart C. Clifford
	Name:	Stuart C. Clifford
	Title:	Senior Vice President and Chief Financial Officer