Form 10-Q
period 2018-11-03
Citi Trends Inc
filed 2018-12-10
CIK 1318484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 3, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐ Accelerated Filer ☒	Non-Accelerated Filer ☐

Smaller Reporting Company ☐	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 26, 2018
Common Stock, $.01 par value	12,927,252 shares

CITI TRENDS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Citi Trends, Inc.

Condensed Consolidated Balance Sheets

November 3, 2018 and February 3, 2018

(Unaudited)

(in thousands, except share data)

	November 3,	February 3,
	2018	2018
Assets
Current assets:
Cash and cash equivalents	$28,378	$48,451
Short-term investment securities	42,939	31,500
Inventory	139,699	137,701
Prepaid and other current assets	15,282	15,694
Total current assets	226,298	233,346
Property and equipment, net of accumulated depreciation of $241,997 and $229,699 as of November 3, 2018 and February 3, 2018, respectively	55,643	61,777
Long-term investment securities	10,320	25,451
Deferred tax asset	7,222	5,777
Other assets	725	720
Total assets	$300,208	$327,071

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$68,342	$75,947
Accrued expenses	14,744	13,762
Accrued compensation	11,092	17,013
Income tax payable	19	1,916
Layaway deposits	2,087	532
Total current liabilities	96,284	109,170
Other long-term liabilities	8,001	8,433
Total liabilities	104,285	117,603

Stockholders’ equity:
Common stock, $0.01 par value. Authorized 32,000,000 shares; 15,828,170 shares issued as of November 3, 2018 and 15,777,946 shares issued as of February 3, 2018; 12,927,252 shares outstanding as of November 3, 2018 and 13,743,776 shares outstanding as of February 3, 2018	157	156
Paid in capital	91,248	90,605
Retained earnings	169,765	158,927
Treasury stock, at cost; 2,900,918 shares held as of November 3, 2018 and 2,034,170 shares held as of February 3, 2018	(65,247)	(40,220)
Total stockholders’ equity	195,923	209,468

Commitments and contingencies (note 10)
Total liabilities and stockholders’ equity	$300,208	$327,071

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Operations

Thirty-Nine Weeks Ended November 3, 2018 and October 28, 2017

(Unaudited)

(in thousands, except per share data)

	Thirty-Nine Weeks Ended
	November 3,	October 28,
	2018	2017
Net sales	$568,395	$543,098

Cost of sales (exclusive of depreciation shown separately below)	(350,231)	(334,659)
Selling, general and administrative expenses	(186,478)	(181,439)
Depreciation	(14,250)	(13,863)
Asset impairment	(1,122)	(77)
Income from operations	16,314	13,060
Interest income	979	617
Interest expense	(114)	(112)
Income before income taxes	17,179	13,565
Income tax expense	(3,152)	(4,238)
Net income	$14,027	$9,327

Basic net income per common share	$1.06	$0.66
Diluted net income per common share	$1.06	$0.65

Weighted average number of shares outstanding
Basic	13,224	14,221
Diluted	13,269	14,270

Cash dividends declared per share	$0.24	$0.22

Citi Trends, Inc.

Condensed Consolidated Statements of Operations

Thirteen Weeks Ended November 3, 2018 and October 28, 2017

(Unaudited)

(in thousands, except per share data)

	Thirteen Weeks Ended
	November 3,	October 28,
	2018	2017
Net sales	$175,364	$176,943

Cost of sales (exclusive of depreciation shown separately below)	(110,420)	(110,094)
Selling, general and administrative expenses	(61,189)	(61,118)
Depreciation	(4,600)	(4,976)
Asset impairment	(180)	—
(Loss) Income from operations	(1,025)	755
Interest income	321	216
Interest expense	(39)	(38)
(Loss) income before income taxes	(743)	933
Income tax benefit (expense)	237	(286)
Net (loss) income	$(506)	$647

Basic net (loss) income per common share	$(0.04)	$0.05
Diluted net (loss) income per common share	$(0.04)	$0.05

Weighted average number of shares outstanding
Basic	12,780	13,563
Diluted	12,780	13,614

Cash dividends declared per share	$0.08	$0.08

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Cash Flows

Thirty-Nine Weeks Ended November 3, 2018 and October 28, 2017

(Unaudited)

(in thousands)

	Thirty-Nine Weeks Ended
	November 3,	October 28,
	2018	2017
Operating activities:
Net income	$14,027	$9,327
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,250	13,863
Asset impairment	1,122	77
Loss on disposal of property and equipment	76	-
Deferred income taxes	(1,445)	1,062
Insurance proceeds related to operating activities	475	1,187
Noncash stock-based compensation expense	1,686	1,191
Changes in assets and liabilities:
Inventory	(2,188)	508
Prepaid and other current assets	127	(1,822)
Other assets	(5)	(2)
Accounts payable	(7,632)	(7,402)
Accrued expenses and other long-term liabilities	77	(743)
Accrued compensation	(5,921)	5,158
Income tax payable/receivable	(1,897)	510
Layaway deposits	1,555	1,442
Net cash provided by operating activities	14,307	24,356
Investing activities:
Sales/redemptions of investment securities	17,310	37,764
Purchases of investment securities	(13,618)	(29,462)
Purchases of property and equipment	(9,009)	(18,385)
Insurance proceeds related to investing activities	195	443
Net cash used in investing activities	(5,122)	(9,640)
Financing activities:
Cash used to settle withholding taxes on the vesting of nonvested restricted stock	(1,042)	(921)
Dividends paid to stockholders	(3,189)	(3,146)
Repurchase of common stock	(25,027)	(25,036)
Net cash used in financing activities	(29,258)	(29,103)
Net decrease in cash and cash equivalents	(20,073)	(14,387)
Cash and cash equivalents:
Beginning of period	48,451	49,253
End of period	$28,378	$34,866

Supplemental disclosures of cash flow information:
Cash paid for interest	$95	$95
Cash payments of income taxes	$6,494	$2,666
Supplemental disclosures of noncash investing activities:
Accrual for purchases of property and equipment	$500	$289

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

November 3, 2018

1. Basis of Presentation

Citi Trends, Inc. and its subsidiary (the “Company”) operate as a value-priced retailer of urban fashion apparel and accessories for the entire family.  As of November 3, 2018, the Company operated 557 stores in 32 states.

The condensed consolidated balance sheet as of November 3, 2018, the condensed consolidated statements of operations for the thirty-nine and thirteen week periods ended November 3, 2018 and October 28, 2017, and the condensed consolidated statements of cash flows for the thirty-nine week periods ended November 3, 2018 and October 28, 2017 have been prepared by the Company without audit. The condensed consolidated balance sheet as of February 3, 2018 has been derived from the audited financial statements as of that date, but does not include all required year-end disclosures.  In the opinion of management, such statements include all adjustments considered necessary to present fairly the Company’s financial position as of November 3, 2018 and February 3, 2018, and its results of operations and cash flows for all periods presented.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended February 3, 2018.

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all information and footnotes required by U.S. GAAP for complete financial statements.  Operating results for the thirty-nine weeks ended November 3, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending February 2, 2019.

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

The dilutive effect of stock-based compensation arrangements is accounted for using the treasury stock method.  The Company includes as assumed proceeds the amount of compensation cost attributed to future services and not yet recognized.  For the thirty-nine weeks ended November 3, 2018 and October 28, 2017, there were 119,000 and 137,000 shares of nonvested restricted stock, respectively, excluded from the calculation of diluted earnings per share because of antidilution.  For the thirteen weeks ended November 3, 2018 and October 28, 2017, there were 166,000 and 124,000 shares of nonvested restricted stock, respectively, excluded from the calculation of diluted earnings per share because of antidilution.

The following table provides a reconciliation of the average number of common shares outstanding used to calculate basic earnings per share to the number of common shares and common stock equivalents outstanding used in calculating diluted earnings per share for the thirty-nine and thirteen week periods ended November 3, 2018 and October 28, 2017:

	Thirty-Nine Weeks Ended
	November 3, 2018	October 28, 2017
Average number of common shares outstanding	13,224,347	14,221,388
Incremental shares from assumed vesting of nonvested restricted stock	45,058	49,030
Average number of common shares and common stock equivalents outstanding	13,269,405	14,270,418

	Thirteen Weeks Ended
	November 3, 2018	October 28, 2017
Average number of common shares outstanding	12,780,472	13,563,295
Incremental shares from assumed vesting of nonvested restricted stock	—	51,109
Average number of common shares and common stock equivalents outstanding	12,780,472	13,614,404

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

As of November 3, 2018, the Company’s investment securities are classified as held-to-maturity since the Company has the intent and ability to hold the investments to maturity.  Such securities are carried at amortized cost plus accrued interest and consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
Short-term:
Obligations of the U.S. Treasury and U.S. government agencies (Level 1)	$30,647	$—	$(95)	$30,552
Obligations of states and municipalities (Level 2)	712	—	—	712
Bank certificates of deposit (Level 2)	11,580	—	—	11,580
	$42,939	$—	$(95)	$42,844
Long-term:
Obligations of the U.S. Treasury (Level 1)	$4,945	$—	$(35)	$4,910
Bank certificates of deposit (Level 2)	5,375	—	—	5,375
	$10,320	$—	$(35)	$10,285

The amortized cost and fair market value of investment securities as of November 3, 2018 by contractual maturity are as follows (in thousands):

		Fair
	Amortized	Market
	Cost	Value
Mature in one year or less	$42,939	$42,844
Mature after one year through five years	10,320	10,285
	$53,259	$53,129

As of February 3, 2018, the Company’s investment securities were classified as held-to-maturity and consisted of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
Short-term:
Obligations of the U.S. Treasury and U.S. government agencies (Level 1)	$10,162	$-	$(25)	$10,137
Obligations of states and municipalities (Level 2)	8,111	1	(2)	8,110
Bank certificates of deposit (Level 2)	13,227	-	-	13,227
	$31,500	$1	$(27)	$31,474
Long-term:
Obligations of the U.S. Treasury (Level 1)	$9,967	$-	$(116)	$9,851
Bank certificates of deposit (Level 2)	15,484	-	-	15,484
	$25,451	$-	$(116)	$25,335

The amortized cost and fair market value of investment securities as of February 3, 2018 by contractual maturity were as follows (in thousands):

		Fair
	Amortized	Market
	Cost	Value
Mature in one year or less	$31,500	$31,474
Mature after one year through five years	25,451	25,335
	$56,951	$56,809

There were no changes among the levels in the thirty-nine weeks ended November 3, 2018.

Fair market values of Level 2 investments are determined by management with the assistance of a third party pricing service.  Because quoted prices in active markets for identical assets are not available, these prices are determined by the third party pricing service using observable market information such as quotes from less active markets and quoted prices of similar securities.

6. Impairment of Long-Lived Assets

If facts and circumstances indicate that a long-lived asset may be impaired, the carrying value is reviewed. If this review indicates that the carrying value of the asset will not be recovered as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value.  Non-cash impairment expense related to leasehold improvements and fixtures and equipment at underperforming stores totaled $1.1 million and $0.1 million in the thirty-nine week periods ended November 3, 2018 and October 28, 2017, respectively.

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

ASC 740-270, Income Taxes – Interim Reporting, requires companies to calculate income taxes by applying their estimated full-year tax rate in each interim period unless the estimated full-year tax rate is not reliably predictable.  For the thirty-nine weeks ended November 3, 2018 and October 28, 2017, the Company utilized this annual effective tax rate method to calculate income taxes.

For the thirty-nine weeks ended November 3, 2018, the effective income tax rate was 18.4%.  This compares with a rate of 31.2% for the thirty-nine weeks ended October 28, 2017.  The decrease in the effective income tax rate was due primarily to the decrease in the federal income tax rate from 35% to 21% which was the result of the Tax Cuts and Jobs Act that went into effect on January 1, 2018.

9. Other Long-Term Liabilities

The components of other long-term liabilities as of November 3, 2018 and February 3, 2018 are as follows (in thousands):

	November 3,	February 3,
	2018	2018
Deferred rent	$2,151	$2,148
Tenant improvement allowances	4,097	4,325
Other	1,753	1,960
	$8,001	$8,433

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

11. Stock Repurchase Program and Cash Dividends

Repurchases of Common Stock

On March 16, 2018, the Company’s Board of Directors approved a program that authorized the repurchase of up to $25.0 million in shares of the Company’s common stock.  During the thirty-nine weeks ended November 3, 2018, the Company repurchased 866,748 shares of its common stock at an aggregate cost of $25.0 million.  At November 3, 2018, there were no additional shares which could be repurchased pursuant to this authorization.  On November 28, 2018, the Company’s Board of Directors approved a program that authorized the repurchase of another $25.0 million in shares of the Company’s common stock.

Dividends

On February 13, 2018, the Company’s Board of Directors declared a dividend of $0.08 per common share, which was paid on March 20, 2018 to stockholders of record as of March 6, 2018.  On May 22, 2018, the Company’s Board of Directors declared a dividend of $0.08 per common share, which was paid on June 19, 2018 to stockholders of record as of June 5, 2018.  On August 21, 2018, the Company’s Board of Directors declared a dividend of $0.08 per common share, which was paid on September 18, 2018 to stockholders of record as of September 4, 2018.  On November 28, 2018, the Company’s Board of Directors declared a dividend of $0.08 per common share, payable on December 26, 2018 to stockholders of record as of December 11, 2018.  Any determination to declare and pay cash dividends for future quarters will be made by the Company’s Board of Directors.

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

Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016–02”) which replaces the existing guidance in ASC 840, Leases. The new standard establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations.  The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  In July 2018, the FASB issued ASU No. 2018-11, Leases – Targeted Improvements, which provides for an additional transition method that allows companies to apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to retained earnings.  This transition method option is in addition to the existing modified retrospective transition approach that requires companies to apply the standard to the earliest period presented in the financial statements.  The Company will adopt ASU 2016-02 in fiscal 2019, using the cumulative effect method.  The Company is currently in the process of evaluating the new lease guidance to determine the ultimate impact, but anticipates the new standard will result in significant right of use assets and related liabilities associated with its operating leases.  All of the Company’s retail store locations are subject to operating lease arrangements.  Being party to 557 leases for individual retail locations with an average remaining contractual rent period of 3 years, the Company has determined that the adoption of the new lease standard will have a significant impact on the Company’s consolidated balance sheet and disclosures.

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

Sales Returns

The Company allows customers to return merchandise for up to thirty days after the date of sale.  Expected refunds to customers are recorded based on estimated margin using historical return information.  Under ASU 2014-09, the Company recorded an estimated refund liability of $0.4 million, included in the line item “Accrued expenses,” and the carrying value of a return asset of $0.2 million, presented separately from inventory, included in the line item “Prepaid and other current assets” on the condensed consolidated balance sheets.  The cumulative effect of the changes made to the November 3, 2018 condensed consolidated balance sheet from the modified retrospective adoption of ASU 2014-09 on retained earnings was immaterial.

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

In the following table, the Company’s revenue is disaggregated by major product line.  The percentage of net sales related to each classification of its merchandise assortment for the thirty-nine and thirteen week periods of fiscal 2018 and 2017 was approximately:

	Thirty-Nine Weeks Ended		Thirteen Weeks Ended
	November 3,	October 28,	November 3,	October 28,
	2018	2017	2018	2017
Accessories	32%	33%	33%	32%
Ladies'	23%	24%	21%	23%
Children's	23%	22%	24%	24%
Men's	17%	16%	16%	16%
Home	5%	5%	6%	5%

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

Overview

We are a value-priced retailer of urban fashion apparel and accessories for the entire family. Our merchandise offerings are designed to appeal to the fashion preferences of value-conscious consumers, particularly African-Americans. We operated 557 stores in both urban and rural markets in 32 states as of November 3, 2018.

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

In addition to sales, we measure cost of sales as a percentage of sales and store operating expenses, with a particular focus on labor, as a percentage of sales. These results translate into store level contribution, which we use to evaluate overall performance of each individual store. Finally, we monitor corporate expenses against budgeted amounts.  All of the statistics discussed above are critical components of earnings before interest, taxes, depreciation and amortization (“EBITDA”) and Adjusted EBITDA (comprised of EBITDA, as adjusted for non-cash asset impairment expense and expenses related to our proxy contest in fiscal 2017), which are considered our most important operating statistics.  We believe that excluding non-cash impairment expense and proxy contest expenses from our financial results reflects operating results that are more indicative of our ongoing operating performance while improving comparability to prior and future periods, and as such, provides an enhanced understanding of our past financial performance and prospects for the future.

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

Provided below is a reconciliation of net income (loss) to EBITDA and to Adjusted EBITDA for the thirty-nine and thirteen week periods ended November 3, 2018 and October 28, 2017 (in thousands):

	Thirty-Nine Weeks Ended		Thirteen Weeks Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017

Net income (loss)	$14,027	$9,327	$(506)	$647

Plus:
Interest expense	114	112	39	38
Income tax expense	3,152	4,238	-	286
Depreciation	14,250	13,863	4,600	4,976

Less:
Interest income	(979)	(617)	(321)	(216)
Income tax benefit	-	-	(237)	-
EBITDA	30,564	26,923	3,575	5,731

Asset impairment	1,122	77	180	-
Proxy contest expenses	-	2,516	-	-

Adjusted EBITDA	$31,686	$29,516	$3,755	$5,731

Thirty-Nine Weeks Ended November 3, 2018 and October 28, 2017

Net Sales.  Net sales increased $25.3 million, or 4.7%, to $568.4 million in the thirty-nine weeks ended November 3, 2018 from $543.1 million in the thirty-nine weeks ended October 28, 2017.  Sales comparisons to the prior year for fiscal 2018 are affected by the calendar shift caused by last year having 53 weeks.  Each of the first three quarters in fiscal 2018 begins and ends one week later than the same quarter of fiscal 2017, which can have an impact on quarterly sales comparisons if the beginning and ending weeks of the quarter have different sales volumes.  The increase in sales was due to a 2.8% increase in comparable store sales (2.0% increase on a comparable weeks basis) and the opening of 14 new stores since last year’s third quarter, partially offset by the impact of closing six stores since the third quarter of 2017.  The increase in comparable store sales on a comparable weeks basis was reflected in a 1.5% increase in the average number of items per transaction, together with a 1% increase in the average unit sale, partially offset by a decrease in the number of customer transactions of less than 1%.  Comparable store sales changes by major merchandise class were as follows in the first thirty-nine weeks of fiscal 2018: Home +15%; Accessories +3%; Men’s +2%; Children’s +1%; and Ladies’ -1%.

The 2.0% increase in comparable store sales on a comparable weeks basis resulted in an increase of $10.8 million in sales, store opening and closing activity resulted in a net increase of $10.6 million in sales, and the aforementioned calendar shift contributed $3.9 million to the sales increase.

Cost of Sales (exclusive of depreciation).  Cost of sales (exclusive of depreciation) increased $15.5 million, or 4.7%, to $350.2 million in the thirty-nine weeks ended November 3, 2018 from $334.7 million in the thirty-nine weeks ended October 28, 2017.  Cost of sales as a percentage of sales was unchanged at 61.6% in the thirty-nine weeks ended November 3, 2018 compared to the thirty-nine weeks ended October 28, 2017.  A 30 basis points reduction in shrinkage and a 10 basis points improvement in the core merchandise margin (initial mark-up, net of markdowns) were offset by a 40 basis points increase in freight costs related to pressures on the trucking industry and higher fuel costs.  The factors impacting freight costs are expected to continue in the fourth quarter of fiscal 2018.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $5.1 million, or 2.8%, to $186.5 million in the thirty-nine weeks ended November 3, 2018 from $181.4 million in the thirty-nine weeks ended October 28, 2017 due primarily to normal inflationary pressure on expenses such as rent and payroll, together with the impact on expenses of opening 14 new stores since last year’s third quarter. These factors that caused the increase in selling, general and administrative expenses were partially offset by $2.5 million in expenses incurred last year in connection with our proxy contest.  As a percentage of sales, selling, general and administrative expenses decreased to 32.8% in the first thirty-nine weeks of fiscal 2018 from 33.4% in the first thirty-nine weeks of fiscal 2017 due primarily to last year’s non-recurring proxy contest expenses.

Depreciation.  Depreciation expense increased $0.4 million, or 2.8%, to $14.3 million in the first thirty-nine weeks of fiscal 2018 from $13.9 million in the first thirty-nine weeks of fiscal 2017 due primarily to the acceleration of our store opening pace in relation to previous years, along with the completion of an expansion of our Roland, Oklahoma distribution center.

Asset Impairment.  Impairment charges related to property and equipment at certain underperforming stores totaled $1.1 million in the first thirty-nine weeks of fiscal 2018 and $0.1 million during the first thirty-nine weeks of fiscal 2017.

Income Tax Expense.  Income tax expense decreased $1.0 million, or 25.6%, to $3.2 million in the first thirty-nine weeks of fiscal 2018 from $4.2 million in the first thirty-nine weeks of fiscal 2017, due to a decrease in the effective income tax rate from 31.2% to 18.3%.  This decrease was a result of the reduction in the federal income tax rate from 35% to 21% included in the Tax Cuts and Jobs Act that went into effect on January 1, 2018.

Net Income.  Net income increased $4.7 million, or 50.4%, to $14.0 million in the first thirty-nine weeks of fiscal 2018 from $9.3 million in the first thirty-nine weeks of fiscal 2017 due to the factors discussed above.

Thirteen Weeks Ended November 3, 2018 and October 28, 2017

Net Sales.  Net sales decreased $1.5 million, or 0.9%, to $175.4 million in the thirteen weeks ended November 3, 2018 from $176.9 million in the thirteen weeks ended October 28, 2017.  Sales comparisons to the prior year for each quarter of fiscal 2018 are affected by the calendar shift caused by last year having 53 weeks.  The decrease in sales was due to a 2.3% decrease in comparable store sales (increased 0.6% on a comparable weeks basis) and the impact of closing six stores since last year’s third quarter, partially offset by the opening of 14 new stores since the third quarter of 2017.  The increase in comparable store sales on a comparable weeks basis was reflected in a 3% increase in the average unit sale, partially offset by a 2% decrease in the number of customer transactions and a decrease in the average number of items per transaction of less than 1%.  Comparable store sales changes by major merchandise class were as follows in the third quarter of 2018:  Home +13%; Accessories +4%; Children’s less than +1%; Men’s +0%; and Ladies’ -7%.

The aforementioned calendar shift resulted in a $5.0 million sales decrease, while store opening and closing activity resulted in a net increase of $2.4 million in sales, and the 0.6% comparable store sales increase on a comparable weeks basis contributed $1.1 million.

Cost of sales (exclusive of depreciation).  Cost of sales (exclusive of depreciation) increased $0.3 million, or 0.3%, to $110.4 million in the third quarter of 2018 from $110.1 million in last year’s third quarter.  Cost of sales as a percentage of sales increased to 63.0% in the third quarter of 2018 from 62.2% in last year’s third quarter due primarily to a 70 basis points increase in freight costs, resulting from the deleveraging of freight as a percentage of sales associated with the calendar shift which moved $5.0 million in sales out of the third quarter into the second quarter this year, together with pressures on the trucking industry and higher fuel costs.  In addition, the core merchandise margin (initial mark-up, net of markdowns) declined 30 basis points due to higher markdowns.  Partially offsetting these margin declines was a 20 basis points reduction in shrinkage in the third quarter this year versus last year.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $0.1 million, or 0.1%, to $61.2 million in the third quarter of 2018 from $61.1 million in last year’s third quarter due primarily to the impact on expenses of opening 14 new stores since last year’s third quarter, together with normal inflationary pressure on expenses such as rent and payroll, partially offset by a $1.4 million decrease in incentive compensation expense resulting from less favorable earnings results in relation to target.  As a percentage of sales, selling, general and administrative expenses increased to 34.9% in the third quarter of 2018 from 34.5% in the third quarter of 2017 due primarily to the deleveraging effect resulting from negative comparable store sales which includes the impact of the calendar shift on the third quarter.

Depreciation.  Depreciation expense decreased $0.4 million, or 7.6%, to $4.6 million in the third quarter of 2018 from $5.0 million in the third quarter of 2017.

Asset Impairment.  Impairment charges related to property and equipment at an underperforming store totaled $0.2 million in the third quarter of 2018, and $0.0 million in the third quarter of 2017.

Income Tax Benefit (Expense).  Income tax benefit was $0.2 million in the third quarter of 2018 as compared to an expense of $0.3 million in the third quarter of 2017, with the change due primarily to having a pretax loss of $0.7 million this year compared with pretax income of $0.9 million last year.

Net (Loss) Income.  Net income decreased to a loss of $0.5 million in the third quarter of 2018 from $0.6 million of income in the third quarter of 2017 due to the factors discussed above.

Liquidity and Capital Resources

Our cash requirements are primarily for working capital and capital expenditures for new and existing stores, distribution infrastructure and information systems.  In addition, in the first thirty-nine weeks of 2018, we initiated and completed a share repurchase program of $25.0 million of our common stock and paid dividends of $3.2 million.  In recent years, we have met these cash requirements using cash flow from operations and short-term trade credit.  We expect to be able to meet future cash requirements with cash flow from operations, short-term trade credit, existing balances of cash and investment securities and, if necessary, borrowings under our revolving credit facility described in Note 7 to the condensed consolidated financial statements included in Part I, Item 1 of this report.

Current Financial Condition. As of November 3, 2018, we had total cash and cash equivalents of $28.4 million compared to $48.5 million as of February 3, 2018.  Additionally, we had $42.9 million and $10.3 million of short-term and long-term investment securities, respectively, as of November 3, 2018, compared with $31.5 million and $25.5 million, respectively, as of February 3, 2018.  These securities are comprised of bank certificates of deposit and obligations of the U.S. Treasury, states and municipalities. Inventory represented 46.5% of our total assets as of November 3, 2018, compared to 42.1% as of February 3, 2018.  Management’s ability to manage our inventory can have a significant impact on our cash flows from operations during a given interim period or fiscal year. In addition, inventory purchases can be seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise.

Cash Flows From Operating Activities. Net cash provided by operating activities was $14.3 million in the thirty-nine weeks ended November 3, 2018 compared to $24.4 million in the thirty-nine weeks ended October 28, 2017.  Sources of cash provided during the first thirty-nine weeks of 2018 included net income adjusted for noncash expenses such as depreciation, asset impairment, loss on disposal of property and equipment, insurance proceeds from operating activities, deferred income taxes and stock-based compensation expense, totaling $30.2 million (compared to $26.7 million in the first thirty-nine weeks of 2017).  Another significant source of cash in the the thirty-nine weeks ended November 3, 2018 was a $1.6 million increase in layaway deposits (compared to a $1.4 million increase in the first thirty-nine weeks of 2017) due to the seasonality of layaway transactions, which are low at the end of our fiscal year because all balances have to be redeemed by customers or they are cancelled by the middle of December each year.

Significant uses of cash from operating activities in the first thirty-nine weeks of 2018 were (1) a $7.6 million decrease in accounts payable (compared to a $7.4 million decrease in the first thirty-nine weeks of 2017) due to apparel retail seasonality, which has an effect on the timing of merchandise receipts during the two months leading up to fiscal year end versus the end of the third quarter;  since this higher level of purchases occurred in the last two months of fiscal 2017, nearly all of such purchases would have still been in accounts payable as of February 3, 2018; (2) a $5.9 million decrease in accrued compensation (compared with a $5.2 million increase in the first thirty-nine weeks of 2017) primarily as a result of lower incentive compensation accruals this year due to diminished financial performance relative to target in 2018, and our balance sheet as of the end of the third quarter of fiscal 2018 including accrued payroll for one week, while our 2017 year-end balance sheet included accrued payroll for two weeks due to the timing of our bi-weekly payroll; (3) a $2.2 million increase in inventory (compared to a $0.5 million decrease in the first thirty-nine weeks of fiscal 2017) due to the effect of the calendar shift caused by last year having 53 weeks, therefore, the third quarter of 2018 ended one week closer to the holiday shopping season; and (4) a $1.9 million change in the income tax payable/receivable (compared to a $0.5 million change in the first thirty-nine weeks of 2017) due to estimated tax payments made during the year.

Cash Flows From Investing Activities. Cash used in investing activities was $5.1 million in the thirty-nine weeks ended November 3, 2018 compared to $9.6 million in the thirty-nine weeks ended October 28, 2017.  Cash used for purchases of property and equipment totaled $9.0 million and $18.4 million in the first thirty-nine weeks of 2018 and 2017, respectively.  Sales/redemptions of investment securities, net of purchases, provided cash of $3.7 million and $8.3 million in the first thirty-nine weeks of 2018 and 2017, respectively.

Cash Flows From Financing Activities. Cash used in financing activities was $29.3 million in the thirty-nine weeks ended November 3, 2018 compared to $29.1 million in the thirty-nine weeks ended October 28, 2017.  Cash was used for the repurchase of common stock for an aggregate purchase price of $25.0 million during the first thirty-nine weeks of both 2018 and 2017.  Dividends paid to stockholders used cash of $3.2 million and $3.1 million in the first thirty-nine weeks of 2018 and 2017, respectively.

Cash Requirements

Our principal sources of liquidity consist of: (i) cash and cash equivalents (which equaled $28.4 million as of November 3, 2018); (ii) short-term and long-term investment securities (which equaled $42.9 million and $10.3 million, respectively, as of November 3, 2018); (iii) short-term trade credit; (iv) cash generated from operations on an ongoing basis as we sell our merchandise inventory; and (v) a $50 million revolving credit facility (under which we have no borrowings outstanding). Trade credit represents a significant source of financing for inventory purchases and arises from customary payment terms and trade practices with our vendors.  Historically, our principal liquidity requirements have been for working capital and capital expenditure needs.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risk during the thirty-nine weeks ended November 3, 2018 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended February 3, 2018.

Item 4. Controls and Procedures.

We have carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 3, 2018 pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information has been accumulated and communicated to our management, including the officers who certify our financial reports, as appropriate, to allow timely decisions regarding the required disclosures.

Our disclosure controls and procedures are designed to provide reasonable assurance that the controls and procedures will meet their objectives. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended November 3, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Information on Share Repurchases

The number of shares of common stock that we repurchased during the third quarter of fiscal 2018 and the average price paid per share are as follows:

				Maximum number (or
			Total number of shares	approximate dollar value)
			purchased as part of	of shares that may yet be
	Total number of	Average price paid	publicly announced	purchased under the plans
Period	shares purchased	per share (1)	plans or programs (2)	or programs (2)
August (8/5/18 - 9/1/18)	113,083	$29.59	113,083	$705,631
September (9/2/18 - 10/6/18)	22,748	30.93	22,748	2,693
October (10/7/18 - 11/3/18)	105	25.63	105	—
Total	135,936		135,936

(1) Includes commissions for the shares repurchased under the stock repurchase program.

(2) On March 16, 2018, we announced a $25.0 million stock repurchase program, under which no additional shares remained available as of November 3, 2018.  Repurchases under the stock repurchase program could be made at management’s discretion from time to time on the open market, in privately negotiated transactions or otherwise, and could be made in part under one or more Rule 10b5-1 plans.

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

101

The following financial information from Citi Trends, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 3, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of November 3, 2018 and February 3, 2018, (ii) the Condensed Consolidated Statements of Operations for the thirty-nine and thirteen week periods ended November 3, 2018 and October 28, 2017, (iii) the Condensed Consolidated Statements of Cash Flows for the thirty-nine week periods ended November 3, 2018 and October 28, 2017, and (iv) Notes to the Condensed Consolidated Financial Statements (unaudited).*

*      Included herewith.

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

Date: December 10, 2018

	By:	/s/ Stuart C. Clifford
	Name:	Stuart C. Clifford
	Title:	Senior Vice President and Chief Financial Officer