Form 10-Q/A
period 2018-05-05
Citi Trends Inc
filed 2019-03-15
CIK 1318484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

Citi Trends, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to amend its Quarterly Report on Form 10-Q for the quarterly period ended May 5, 2018, originally filed with the Securities and Exchange Commission (the “SEC”) on June 11, 2018 (the “Original Quarterly Report”). The Company is filing this Amendment No. 1 (i) to disclose information under Item 5(a) of Part II of Form 10-Q relating to information that was required to be disclosed by the Company in a Current Report on Form 8-K during the period covered by the Original Quarterly Report, but which was not reported on a Form 8-K during that period, and (ii) to file as exhibits certain employment related agreements entered into with Brian Lattman and Christina Short, each a Senior Vice President and General Merchandise Manager, on or around March 30, 2018 that should have been filed with the Original Quarterly Report.

Except as described above, this Amendment No. 1 does not modify or update the disclosures presented in, or exhibits to, the Original Quarterly Report in any way. Those sections of the Original Quarterly Report that are unaffected by this Amendment No. 1 are not included herein. This Amendment No. 1 continues to speak as of the date of the Original Quarterly Report. Furthermore, this Amendment No. 1 does not reflect events occurring after the filing of the Original Quarterly Report. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Quarterly Report, as well as the Company’s other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act subsequent to the filing of the Original Quarterly Report.

PART II — OTHER INFORMATION

Item 5. Other Information.

As previously announced, in March 2018, Bruce D. Smith, President and Chief Executive Officer of the Company, and Stuart C. Clifford, Senior Vice President and Chief Financial Officer of the Company, each entered into a new Employment Non-Compete, Non-Solicit and Confidentiality Agreement and a new Severance Agreement with the Company in connection with their respective promotions at such time, and such agreements were filed in a Current Report on Form 8-K and incorporated by reference into the Original Quarterly Report.

On or around March 30, 2018, the Company entered into new Severance Agreements with each of Ivy D. Council, Executive Vice President of Human Resources and Chief Compliance Officer of the Company, Charles D. Crowell, Senior Vice President of Supply Chain of the Company, and James A. Dunn, Senior Vice President of Store Operations of the Company, in each case to make certain changes to incorporate current best practices that were made when Messrs. Smith and Clifford entered into new agreements in connection with their promotions (the “Severance Agreements”). The Severance Agreements replace and supersede the prior agreements in their entirety.  The changes were made to update certain health care coverage upon termination to remove references to COBRA payments and to make certain updates with respect to Section 409A of the Internal Revenue Code.  Each Severance Agreement continues to provide that, if the Company terminates an executive’s employment without Cause (as defined in the Severance Agreement) or if the executive terminates his or her employment within twelve months of a Change in Control (as defined in the Severance Agreement), provided that within such period the executive’s job duties have been materially diminished or compensation has been materially decreased, the Company will provide the executive with separation payments of twelve months base salary, and will pay the executive the full monthly cost, less applicable tax withholdings, to maintain the same level of group health insurance maintained by the executive as of his or her separation from service for twelve months.  “Cause” generally means (i) commission of an act of fraud or dishonesty; (ii) conviction of a felony or a crime involving embezzlement, conversion of property or moral turpitude; (iii) engaging in willful or reckless misconduct or gross negligence in connection with Company property or activities which adversely affects the Company; (iv) material breach of any obligations as an employee or stockholder as set forth in certain Company policies; or (v) failure or refusal to perform any material duty or responsibility or a breach of fiduciary obligations to the Company.

On or around March 30, 2018, the Company also entered into new Employment Non-Compete, Non-Solicit and Confidentiality Agreements (the “Employment Non-Compete, Non-Solicit and Confidentiality Agreements”) with each of Ms. Council and Messrs. Crowell and Dunn, in each case to incorporate certain changes to reflect current best practices that were made when Messrs. Smith and Clifford entered into new agreements in connection with their promotions.  The Employment Non-Compete, Non-Solicit and Confidentiality Agreements replace and supersede the prior agreements in their entirety. The changes updated the information covered by each executive’s confidentiality obligations, clarified the terms of (and the Company’s specific reliance on) each executive’s non-compete obligations, and make certain other technical changes, including updates to ensure compliance with current laws.  Each Employment Non-Compete, Non-Solicit and Confidentiality Agreement continues to provide that, upon a separation from the Company, the executive will not disclose confidential information relating to the Company, will not compete with the Company or render similar services to a competitor of the Company for a period of one year, will not solicit any vendor or supplier of merchandise to the Company on behalf of a competitor for a period of eighteen months and will not recruit Company personnel for a period of two years.

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

10.5	Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and Ivy D. Council, dated March 26, 2018.*

10.6	Severance Agreement between the Company and Ivy D. Council, dated March 26, 2018.*

10.7	Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and James A. Dunn, dated March 27, 2018.*

10.8	Severance Agreement between the Company and James A. Dunn, dated March 27, 2018.*

10.9	Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and Charles D. Crowell, dated March 30, 2018.*

10.10	Severance Agreement between the Company and Charles D. Crowell, dated March 30, 2018.*

10.11	Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and Brian Lattman, dated March 30, 2018.*

10.12	Severance Agreement between the Company and Brian Lattman, dated March 30, 2018.*

10.13	Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and Christina Short, dated April 6, 2018.*

10.14	Severance Agreement between the Company and Christina Short, dated April 6, 2018.*

31.1

Certification of Bruce D. Smith, Chief Executive Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to the Original Quarterly Report).

31.2

Certification of Stuart C. Clifford, Chief Financial Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to the Original Quarterly Report).

31.3	Certification of Bruce D. Smith, Chief Executive Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.4	Certification of Stuart C. Clifford, Chief Financial Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Original Quarterly Report).

101

The following financial information from Citi Trends, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of May 5, 2018 and February 3, 2018, (ii) the Condensed Consolidated Statements of Income for the thirteen week periods ended May 5, 2018 and April 29, 2017, (iii) the Condensed Consolidated Statements of Cash Flows for the thirteen week periods ended May 5, 2018 and April 29, 2017, and (iv) Notes to the Condensed Consolidated Financial Statements (incorporated by reference to Exhibit 101 to the Original Quarterly Report).†

*    Included herewith.

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

Date: March 15, 2019

	By:	/s/ Stuart C. Clifford
	Name:	Stuart C. Clifford
	Title:	Senior Vice President and Chief Financial Officer