Form 10-K
period 2019-02-02
Citi Trends Inc
filed 2019-04-17
CIK 1318484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended February 2, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,”  “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $345,865,178 as of August 4, 2018.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: Common Stock, par value $.01 per share, 12,132,535 shares outstanding as of April 2, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information from the registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year covered by this Annual Report on Form 10-K, with respect to the Annual Meeting of Stockholders to be held on June 5, 2019.

FORM 10-K REPORT INDEX

PART I

Some statements in, or incorporated by reference into, this Annual Report on Form 10-K (this “Report”) of Citi Trends, Inc. (“we,” “us,” or the “Company”) may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than historical facts contained in this Report, including statements regarding our future financial position, business policy and plans, objectives and expectations of management for future operations and capital allocation expectations, are forward-looking statements. The words “believe,” “anticipate,” “project,” “plan,” “expect,” “estimate,” “objective,” “forecast,” “goal,” “intend,” “could,” “will likely result,” or “will continue” and similar expressions, as they relate to us, are intended to identify forward-looking statements, although not all forward-looking statements contain such language.  We have based these forward-looking statements largely on our current expectations and projections about future events, including, among other things: our ability to anticipate and respond to fashion trends, competition in our markets, consumer spending patterns, general economic conditions, actions of our competitors or anchor tenants in the strip shopping centers where our stores are located, anticipated fluctuations in our operating results and expected cash position.

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

Information is provided herein with respect to our operations related to our fiscal years ended on February 2, 2019 (“fiscal 2018”), February 3, 2018 (“fiscal 2017”) and January 28, 2017 (“fiscal 2016”).

ITEM 1.BUSINESS

Overview and History

We are a value-priced retailer of urban fashion apparel and accessories for the entire family.  Our merchandise offerings are designed to appeal to the fashion preferences of value-conscious consumers, particularly African-Americans. We believe that we provide merchandise at compelling values. Our goal is to provide merchandise at discounts to department and specialty stores’ regular prices of 20% to 70%. Our stores average approximately 11,000 square feet of selling space and are typically located in neighborhood shopping centers that are convenient to low and moderate income customers.  As of February 2, 2019, we operated 562 stores in both urban and rural markets in 32 states.

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

We are a Delaware corporation, and our executive offices are located at 104 Coleman Boulevard, Savannah, Georgia 31408 and our telephone number is (912) 236-1561. Our Internet address is http://www.cititrends.com. The reference to our web site address in this Report does not constitute the incorporation by reference of the information contained at the web site into this Report. We make available, free of charge through publication on our web site, copies of our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we have filed such materials with, or furnished such materials to, the SEC. In addition, you may read and print any materials we file with the SEC on the SEC’s web site at http://www.sec.gov.

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

Strong and Flexible Sourcing Relationships. We maintain strong sourcing relationships with a large group of suppliers. We have purchased merchandise from approximately 1,700 vendors in the past 12 months. Purchasing is controlled by a 50 member buying team located in one of our three buying offices - New York, New York; Los Angeles, California; and our Savannah, Georgia headquarters. We purchase merchandise through planned programs with vendors at reduced prices and opportunistically through close-outs, with the majority of our merchandise purchased for the current season and a lesser quantity held for sale in future seasons. To foster vendor relationships, we pay vendors promptly and do not ask for typical retail concessions, such as promotional and markdown allowances.

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

Product Merchandising and Pricing

Products. Our merchandising strategy is to offer fashionable urban apparel and accessories at attractive prices for the entire value-conscious family. We seek to maintain a diverse assortment of first quality, in-season merchandise that appeals to the distinctive tastes and preferences of our core customers. Approximately 20% of our net sales in fiscal 2018 were represented by nationally recognized brands. We also offer a wide variety of products from less recognized brands and a lesser amount representing private label products under our proprietary brands.

Our merchandise includes apparel, accessories and home. Within apparel, we offer fashion sportswear for men, women and children, including offerings for newborns, infants, toddlers, boys and girls. Accessories include handbags, jewelry, footwear, belts, intimate apparel, scrubs and sleepwear.  Home includes functional bedroom, bathroom and kitchen products, as well as beauty and toys.

The following table sets forth the merchandise assortment by classification as a percentage of net sales for fiscal 2018, 2017 and 2016.

	Percentage of Net Sales
	2018	2017	2016
Accessories	32%	32%	31%
Children’s	23%	23%	23%
Ladies’	22%	23%	24%
Men’s	17%	17%	17%
Home	6%	5%	5%

Pricing. We purchase our merchandise at attractive prices and mark prices up less than department or specialty stores. We seek to provide nationally recognized brands at prices that are 20% to 70% below regular retail prices available in department stores and specialty stores.  Further, we consider the price-to-value relationships of our non-branded products to be exceptionally strong. Both branded and non-branded offerings validate our value and fashion positioning to our customers. We review each department in our stores at least monthly for possible markdowns based on sales rates and fashion seasons to promote faster turnover of inventory and to accelerate the flow of current merchandise.  In late 2019, we plan to implement a Markdown Optimization System, which is expected to improve our ability to determine optimal price reductions and timing, minimize end-of-season inventory and provide the ability to execute markdowns at the store level.

Sourcing and Allocation

The merchandising department oversees the sourcing, planning and allocation of merchandise to our stores, which allows us to utilize volume purchase discounts and maintain control over our inventory. We source our merchandise from approximately 1,700 vendors, consisting of domestic manufacturers and importers. Our merchandising department consists of a buying team of 50 merchants and a planning and allocation team, which is comprised of over 30 associates.

The buyers on our buying team have, on average, 15 years of experience in the retail business and have developed long-standing relationships with many of our vendors, including those controlling the distribution of branded apparel. Our buyers, who are based in New York, Los Angeles and Savannah, travel regularly to the major United States apparel markets, visiting major manufacturers and attending national and regional trade shows, including urban-focused trade shows.

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

We allocate merchandise across our store base according to sales and merchandise plans that are created by our planning and allocation teams. The merchandising staff utilizes a centralized management system to monitor merchandise purchasing, planning and allocation in order to maximize inventory turnover, identify and respond to changing product demands and determine the timing of markdowns to our merchandise. The recent addition of a store-level planning system assists our team in their efforts to allocate merchandise to individual stores based on local customer preferences.  The buyers also regularly review the age and condition of the merchandise and manage both the reordering and clearance processes. In addition, the merchandising team communicates with regional, district and store managers to ascertain regional and store-level conditions and to better ensure that our product mix meets our consumers’ demands in terms of quality, fashion, price and overall value.

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

Store Operations

Store Format. The average selling space of our 562 stores is approximately 11,000 square feet, which allows us the space and flexibility to departmentalize our stores and provide directed traffic patterns. We arrange most of our stores in a racetrack format with ladies’ sportswear in the center of each store and complementary categories adjacent to those items. Men’s and boy’s apparel and footwear are displayed on one side of the store, while dresses, ladies’ footwear and accessories are displayed on the other side. Merchandise for infants, toddlers, boys and girls, as well as home goods, are displayed along the back of the store. Impulse items, such as jewelry and sunglasses, are featured near the checkout area. Products from nationally recognized brands and other current fashion styles are prominently displayed on four-way racks at the front of each department. The remaining merchandise is displayed on hanging racks and occasionally on table displays. Large hanging signs identify each category location. The unobstructed floor plan allows the customer to see virtually all of the different product areas from the store entrance and provides us the flexibility to easily expand and contract departments in response to customer demand, seasonality and merchandise availability. Virtually all of our inventory is displayed on the selling floor.

Store Management. Store operations are managed by our Senior Vice President of Store Operations, four regional vice presidents and 51 district managers, each of whom manages eight to fifteen stores. The typical store is staffed with a store manager, two or three assistant managers and seven to eight part-time sales associates, all of whom rotate work days on a shift basis. Store managers and assistant store managers participate in a bonus program based on achieving predetermined levels of sales and inventory shrinkage. District managers participate in bonus programs based on achieving targeted levels of sales, profits, inventory shrinkage and payroll costs. Regional Vice Presidents participate in a bonus program based partly on a roll-up of the district managers’ bonuses and partly on the Company’s profit performance in relation to budget. Sales associates are compensated on an hourly basis with incentives. Moreover, we recognize individual performance through internal promotions and provide opportunities for advancement.

We place significant emphasis on loss prevention in order to control inventory shrinkage. Initiatives include electronic tags on many of our products, training and education of store personnel on loss prevention issues, digital video camera systems, alarm systems and motion detectors in the stores. We also visually monitor the stores throughout the day using sophisticated camera systems, capture extensive point-of-sale data and maintain systems that monitor returns, voids and employee sales, and produce trend and exception reports to assist in identifying shrinkage issues. We have a centralized loss prevention team that focuses exclusively on implementation of these initiatives and specifically on stores that have experienced above average levels of shrinkage. We also maintain an independent, third party administered, toll-free line for reporting shrinkage concerns and any other employee concerns.

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

Advertising and Marketing

Our marketing goals are to build the “Citi Trends” brand, promote customers’ association of the “Citi Trends” brand with value, quality, fashion and everyday low prices, and drive traffic into our stores. We generally focus our advertising efforts during the first quarter (Spring/Easter), back-to-school and Christmas through the use of hip-hop radio stations, social media and influencer marketing.  In addition, we promote fashion trends and exciting deals in our window signage and through in-store announcements.  In 2011, we started a Facebook page which has grown to nearly 600,000 followers.

Distribution

All merchandise sold in our stores is shipped directly from our distribution centers in Darlington, South Carolina and Roland, Oklahoma, utilizing various express package distributors. Our stores receive multiple shipments of merchandise from our distribution centers each week. The Darlington distribution center has 550,000 square feet of space, while the Roland distribution center has 565,000 square feet of space.

We have engaged a consulting firm to help us identify more efficient and less costly distribution alternatives.  Likely opportunities include implementing a transportation management system; leveraging the consultant’s relationships with transportation service providers; expanding the number of in-bound trucking options; and evaluating the current out-bound to store model.  This project has begun and is expected to continue into 2020.  Benefits from these efforts are expected to begin in the second quarter of 2019 and continue to grow throughout the life of the project.

Information Technology and Systems

We have information systems in place to support our core business functions, using a combination of industry-standard third party products and internally developed applications.  These systems support purchase order management, price and markdown management, merchandise planning and allocation, general ledger, accounts payable, sales audit, loss prevention and supply chain functions.  We continue to evaluate and implement new technologies to enhance the execution of our merchandising strategies, improve our operating efficiencies and maintain financial control.

In 2018, we completed the rollout of our store-level planning system which allows for improved allocations at each level of the merchandise hierarchy.  In addition, we launched a new retail analytics solution which provides transaction based reporting to assist with loss prevention activities.

Our 2019 projects include:

•	Markdown Optimization System – expected to determine optimal price reductions and timing, minimize end-of-season inventory, and provide the ability to execute markdowns at the store level
•	Transportation Management System – expected to optimize in-bound and out-bound shipments resulting in transportation cost savings
•	Warehouse Packing System – expected to improve merchandise packing efficiency, leading to an expected reduction in payroll costs
•

Point-of-Sale System replacement – initiation of a project to replace our existing point-of-sale environment which is expected to improve operational and transactional processes, establish an enterprise return management system to reduce return fraud, and provide the foundation for future business initiatives.

The security of our information technology systems is critical to us.  We use commercially available security systems to protect Company, employee, customer and vendor information, and we employ a cybersecurity program to address ongoing security threats.  Our program includes, but is not limited to, routine penetration and vulnerability testing, network segmentation, strong encryption protocols, virus and malware protection, email security scanning, simulation training, vendor assessments, and ongoing monitoring and patching activities.  Within our stores, we use external chip-accepting pin pad devices which employ point-to-point encryption technology for the protection of our customer’s payment information.  We do not retain encrypted, hashed, or tokenized payment information within our internal systems.  In addition, we are subject to the Payment Card Industry’s Data Security Standards (PCI DSS) to which we attest compliance annually.

We believe that our information systems, with upgrades and updates over time, are adequate to support our operations for the foreseeable future.

Growth Strategy

Drive Comparable Store Sales Growth.  We have a number of strategies in place that are focused on continuing to increase our comparable store sales, including the following:

•	Continued push toward lines of business that have proven to be consistent sales drivers over extended periods of time, including, among other things, accessories and home merchandise,
•	Improvement of our fashion assortments within apparel to meet the demands of our unique customer base,
•

Recent addition of internal store planning resources and the implementation of a store-level planning system, which we expect will improve our ability to allocate inventory at each level of the merchandise hierarchy,

•

Future implementation of a markdown optimization system which is expected to improve our ability to determine the optimal amount and timing of markdowns, as well as provide us with the ability to take markdowns at the store level,

•	Continued testing and introduction of new categories of merchandise that meet the needs of our customers, and
•	Continued evolution of our marketing strategies through the use of digital advertising and influencers

Increase Store Base.  We believe that our store potential for the existing concept is up to 800 stores.  This concept, which has historically done well in predominantly African-American markets, has proven to be portable across much of the country.  In fact, of the twenty Citi Trends stores with the highest level of profit, sixteen are located in different cities.  Also, only six of our stores are not profitable on a four-wall basis.

After opening nineteen new stores in fiscal 2018, we plan to open approximately twenty new stores in fiscal 2019, including our first test stores in markets that are predominantly Hispanic.  We already serve the Hispanic consumer in many of our stores, although not at the same level as the African-American consumer.  We currently have 36 stores with at least 40% Hispanic population within three miles.  These stores, on average, have sales that are approximately 9% higher than our average store, while attaining profit levels that are virtually identical to the average store.  As a result, we have a sampling of existing stores that we can use as guides in determining how to appropriately merchandise stores in Hispanic markets.

Competition

The markets we serve are highly competitive. The principal methods of competition in the retail business are fashion, assortment, pricing and presentation. We believe we have a competitive advantage in our offering of fashionable merchandise at everyday low prices. We compete against a diverse group of retailers, including national off-price retailers, mass merchants, smaller specialty retailers and dollar stores. The off-price retail companies with which we compete include TJX Companies, Inc. (“TJX Companies”), Ross Stores, Inc. (“Ross Stores”), The Cato Corporation (“Cato”), and Burlington Stores, Inc. (“Burlington”).  In particular, Ross Stores’ “dd’s DISCOUNTS” stores, and Cato’s “It’s Fashion Metro” stores target lower and moderate income consumers. We believe our strategy of appealing to African-American consumers and offering urban apparel products allows us to compete successfully with these retailers. We also believe we offer a more inviting store format than the traditional off-price retailers, including our use of carpeted floors and more prominently displayed brands. In addition, we compete with a group of smaller specialty retailers that sell only women’s products, such as Rainbow, as well as value-oriented retailers, such as Forman Mills and Variety Wholesalers. Our mass merchant competitors include Wal-Mart, Target and Kmart. These chains do not focus on fashion apparel and, within their apparel offering, lack the urban focus that we believe differentiates our offering and appeals to our core customers. Similarly, while some of the dollar store chains offer apparel, they typically offer a more limited selection focused on basic apparel needs. As a result, we believe there is significant demand for a value-priced retailer that addresses the market of low and moderate income consumers generally and, particularly, African-American and other consumers who seek value-priced, urban fashion apparel, accessories and home goods. See Item 1A. Risk Factors in this Report for additional information regarding competition in our markets.

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

Employees

As of February 2, 2019, we had approximately 2,800 full-time and approximately 2,700 part-time employees. Of these employees, approximately 4,700 are employed in our stores and the remainder are employed in our distribution centers, buying offices and corporate office. We are not a party to any collective bargaining agreements, and none of our employees are represented by a labor union.

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

If we are unsuccessful in competing with our retail apparel competitors, our market share could decline or our growth could be impaired and, as a result, our business, financial condition and results of operations could be negatively impacted.

The retail apparel and home fashion businesses are highly competitive with few barriers to entry. We compete against a diverse group of retailers, including national off-price apparel chains such as TJX Companies, Ross Stores, Cato, and Burlington; mass merchants such as Wal-Mart, Target and Kmart; smaller discount retail chains that sell only women’s products, such as Rainbow; and general merchandise discount stores and dollar stores, which offer a variety of products, including apparel, home fashions and other merchandise we sell, for the value-conscious consumer. We also compete against local off-price and specialty retail stores, regional retail chains, traditional department stores, web-based retail stores and other direct retailers.

The level of competition we face from these retailers varies depending on the product segment, as many of our competitors do not offer apparel for the entire family. Our greatest competition is generally in women’s apparel. Many of our competitors are larger than we are and have substantially greater resources than we do and, as a result, may be able to adapt better to changing market conditions, exploit new opportunities and exert greater pricing pressures on suppliers than we can. Many of these retailers have better name recognition among consumers than we do and purchase significantly more merchandise from vendors. These retailers may be able to purchase merchandise that we cannot purchase because of their name recognition and relationships with suppliers, or they may be able to purchase merchandise with better pricing concessions than we can. Our local and regional competitors have extensive knowledge of the consumer base and may be able to garner more loyalty from customers than we can. If the consumer base we serve is satisfied with the selection, quality and price of our competitors’ products, consumers may decide not to shop in our stores. Additionally, if our existing competitors or other retailers decide to focus more on our core customers, we may have greater difficulty in competing effectively.  As a result of this competition, we may experience pricing pressures, increased marketing expenditures, increased costs to open new stores, as well as loss of market share, which could materially and adversely affect our business, financial condition and results of operations.

Our ability to attract consumers to our stores depends on the success of the strip shopping centers where our stores are located.

We locate our stores primarily in strip shopping centers where we believe our consumers and potential consumers shop. The success of an individual store can depend on favorable placement within a given strip shopping center and from the volume of traffic generated by the other destination retailers and the anchor stores in the strip shopping centers where our stores are located. We cannot control the development of alternative shopping destinations near our existing stores or the availability or cost of real estate within existing or new shopping destinations. If our store locations fail to attract sufficient consumer traffic or we are unable to locate replacement locations on terms acceptable to us, our business could suffer. If one or more of the destination retailers or anchor stores located in the strip shopping centers where our stores are located close or leave, or if there is significant deterioration of the surrounding areas in which our stores are located, our business may be adversely affected.

We may not be able to sustain our growth plans or successfully implement our long-term strategic goals.

Our growth strategy includes successfully opening and operating new stores and expanding our value-priced model within our current markets and into new geographic regions, as well as potentially branching out into some new store concepts. There are significant risks associated with our ability to continue to expand successfully and managing the implementation of this growth effectively. If any aspect of our expansion strategy does not achieve the success we expect, in whole or in part, we may fail to meet our financial performance expectations, slow our planned growth or close stores or operations. For example, we intend to open approximately 20 new stores in fiscal 2019, while refreshing, remodeling or relocating a portion of our existing store base. The success of opening new stores is dependent upon, among other things, the current retail environment, the identification of suitable markets and the availability of real estate that meets our criteria for traffic, square footage, co-tenancies, lease economics, demographics, and other factors, the negotiation of acceptable lease terms, construction costs, the hiring, training and retention of competent sales personnel, and the effective management of inventory to meet the needs of new and existing stores on a timely basis. We may not be able to execute our growth strategies successfully, on a timely basis, or at all. If we fail to implement these strategies successfully, or if these strategies do not yield the desired outcomes, our financial condition and results of operations would be adversely affected.

We could experience a reduction in sales if we are unable to fulfill our current and future merchandising needs.

We depend on our suppliers for the continued availability and satisfactory quality of our merchandise. Most of our suppliers could discontinue selling to us at any time. Additionally, if the manufacturers or other owners of brands or trademarks terminate the license agreements under which some of our suppliers sell our products, we may be unable to obtain replacement merchandise of comparable fashion appeal or quality, in the same quantities or at the same prices. In addition, a number of our suppliers are smaller, less capitalized companies and are more likely to be impacted by unfavorable general economic and market conditions than larger and better capitalized companies. These smaller suppliers may not have sufficient liquidity during economic downturns to properly fund their businesses, and their ability to supply their products to us could be negatively impacted. If we lose the services of one or more of our significant suppliers or one or more of them fail to meet our merchandising needs, we may be unable to timely or adequately replace the merchandise we currently source with merchandise provided elsewhere, which could negatively impact our sales and results of operations.

Failure to properly manage and allocate our inventory could have an adverse effect on our business, sales, margins, financial condition, and results of operations.

In order to better serve our customers and maximize sales, we must properly execute our inventory management strategies by appropriately allocating merchandise among our stores, timely and efficiently distributing inventory to such locations, maintaining an appropriate mix and level of inventory in such locations, appropriately changing the allocation of floor space of stores among product categories to respond to customer demand, and effectively managing pricing and markdowns, and there is no assurance we will be able to do so.  In addition, as we implement new inventory allocation initiatives, there could be disruptions in inventory flow and placement.  Failure to effectively execute our opportunistic inventory buying and inventory management strategies could adversely affect our business, financial condition and results of operations.

If we are unable to provide frequent replenishment of fresh, quality, attractively priced merchandise in our stores, it could adversely affect traffic to our stores as well as our sales and margins. We base our purchases of inventory, in part, on our sales forecasts. If our sales forecasts do not match customer demand, we may experience higher inventory levels and need to markdown excess or slow-moving inventory, leading to decreased profit margins, or we may have insufficient inventory to meet customer demand, leading to lost sales, either of which could adversely affect our financial performance. We need to purchase inventory sufficiently below conventional retail to maintain our pricing differential to regular department and specialty store prices, and to attract customers and sustain our margins, which we may not achieve at various times and which could adversely affect our business, financial condition and results of operations.

Our sales could decline as a result of general economic and other factors outside of our control, such as changes in consumer spending patterns and declines in employment levels.

Downturns, or the expectation of a downturn, in general economic conditions, including the effects of unemployment levels, salaries and wage rates, interest rates, levels of consumer debt, inflation in food and energy prices, taxation (including delays in the distribution of tax refunds), government stimulus, consumer confidence, and other macroeconomic factors, could adversely affect consumer spending patterns, our sales and our results of operations. Consumer confidence may also be affected by domestic and international political unrest, acts of war or terrorism, natural disasters or other significant events outside of our control, any of which could lead to a decrease in spending by consumers. Because apparel generally is a discretionary purchase, declines in consumer spending patterns may have a more negative effect on apparel retailers than some other retailers. In addition, since many of our stores are located in the southeastern United States, our operations are more susceptible to regional factors than the operations of our more geographically diversified competitors. Therefore, any adverse economic conditions that have a disproportionate effect on the southeastern United States could have a greater negative effect on our sales and results of operations than on retailers with a more geographically diversified store base.

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

We do not own or operate any manufacturing or production facilities. We purchase the products we sell directly from approximately 1,700 vendors, and a substantial portion of this merchandise is manufactured outside of the United States and imported by our vendors from countries such as China and other areas of the Far East. The countries in which our merchandise currently is manufactured or may be manufactured in the future could become subject to new trade restrictions imposed by the United States or other foreign governments. There is increased uncertainty with respect to trade relations between the United States and other countries, especially China. Trade restrictions, including increased customs restrictions and tariffs or quotas against apparel or home items, as well as United States or foreign labor strikes, work stoppages or boycotts, could increase the cost or reduce the supply or impede the timely delivery of merchandise available to us and have an adverse effect on our business. In addition, our merchandise supply could be impacted if our vendors’ imports become subject to existing or future duties and quotas, or if our vendors face increased competition from other companies for production facilities, import quota capacity and shipping capacity.

We also face a variety of other risks generally associated with relying on vendors that do business in foreign markets and import merchandise from abroad, such as:

•	political or labor instability, natural disasters, or the threat of terrorism, in particular in countries where our vendors source merchandise;

•	increases in merchandise costs due to raw material price inflation or changes in purchasing power caused by fluctuations in currency exchange rates;

•	enhanced security measures at United States and foreign ports, which could delay delivery of imports;

•	imposition of new or supplemental duties, taxes, and other charges on imports;

•	compliance with new or changing import/export controls;

•	delayed receipt or non-delivery of goods due to the failure of foreign-source suppliers to comply with import regulations, organized labor strikes or congestion at United States ports; and

•	local business practice and political issues, including issues relating to compliance with domestic or international labor and environmental standards.

We rely on numerous third parties in the supply chain to produce and deliver the products that we sell, and our business may be negatively impacted by their failure to comply with applicable law.

Merchandise we sell in our stores is subject to regulatory standards set by various governmental authorities with respect to quality and safety. Regulations in this area may change from time to time. We rely on numerous third parties to supply quality merchandise that complies with applicable product safety laws and other applicable laws, but they may not comply with their obligations to do so. Violations of law by our importers, suppliers, manufacturers or distributors could result in delays in shipments and receipt of goods or damage our reputation, thus causing our sales to decline. Although our arrangements with our vendors frequently provide for indemnification for product liabilities, the vendors may fail to honor those obligations to an extent we consider sufficient or at all. Issues with the quality and safety of merchandise we sell in our stores, regardless of our fault, or customer concerns about such issues, could result in damage to our reputation, lost sales, uninsured product liability claims or losses, merchandise recalls, increased costs, and regulatory, civil or criminal fines or penalties, any of which could have a material adverse effect on our financial results. Further, we are susceptible to the receipt of counterfeit brands, infringing products or unlicensed goods. We could incur liability with manufacturers or other owners of the brands or trademarked products if we receive and sell counterfeit brands, infringing products or unlicensed goods, even inadvertently, and, therefore, it is important that we establish relationships with reputable vendors to reduce the risk that we may inadvertently receive counterfeit brands, infringing products or unlicensed goods. Although we have a quality assurance team to check merchandise in an effort to assure that we purchase only authentic brands and licensed goods and are careful in selecting our vendors, we may receive products that we are prohibited from selling or incur liability for selling counterfeit brands, infringing products or unlicensed goods, which could adversely impact our results of operations.

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

In addition, the southeastern United States, where the Darlington distribution center and many of our stores are located, is vulnerable to significant damage or destruction from hurricanes and tropical storms. Although we maintain insurance on our stores and other facilities, the economic effects of a natural disaster that affects our distribution centers and/or a significant number of our stores could have an adverse effect on our business, financial condition and results of operations.

Additionally, any disruption to the efficient or timely transportation of merchandise to our distribution centers or stores could adversely affect our business, financial condition and results of operations.

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

•     If individuals are elected to our board of directors with a specific agenda, it may adversely affect our ability to retain and attract experienced directors, executives and employees, to effectively and timely implement our business strategy and create additional value for stockholders.

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

Increases in the minimum wage could have an adverse effect on our operating costs, financial condition and results of operations.

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

Failure to comply with legal requirements could have an adverse effect on our financial condition and results of operations.

Compliance risks in our business include areas such as employment law, taxation, securities laws, consumer protection laws, licensing, customer relations and personal injury claims, among others.  If we fail to comply with these laws, rules and regulations, we may be subject to judgments, fines or other costs or penalties, which could have an adverse effect on our financial condition and results of operations.

Changes in government regulations could have an adverse effect on our financial condition and results of operations.

Our business is subject to numerous federal, state and local laws and regulations. New legal requirements in any number of areas could result in higher compliance costs. Changes in areas, such as workplace-regulation and other labor or employment benefits laws, supply chain, privacy and information security, or environmental regulation may require extensive structural and organizational changes that could be difficult to implement, disrupt our business, cause reputational harm and materially adversely affect our operations and financial results.

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

We depend on third-party suppliers to maintain and periodically upgrade our management information systems.  Due to ever-evolving cybersecurity threats, we and our third-party service providers and vendors must continually evaluate and adapt our respective systems and processes and overall security environment. If any of these suppliers is unable to continue to maintain and upgrade these software programs and/or if we are unable to convert to alternate systems in an efficient and timely manner, it could result in an adverse effect on our business.

Failure to maintain the security of employee, customer or vendor information could expose us to litigation, government enforcement actions and materially impact our reputation and business operations.

Over the normal course of business operations, we obtain certain private or confidential information of our employees, customers, and vendors.  This information may be stored within our internal information technology environments or hosted by third party service providers.  We have implemented security procedures and technology that are intended to safeguard this information from cybersecurity attacks and data breaches.  These safeguards include, but are not limited to, routine penetration and vulnerability testing, network segmentation, strong encryption protocols, virus and malware protection, email security scanning, simulation training, vendor assessments, and on-going monitoring and patching activities.  There is no guarantee that these measures will be adequate to safeguard against all data security breaches, system compromises or misuses of data.

As we accept debit and credit card payments in our stores, we are subject to the Payment Card Industry’s Data Security Standards (“PCI DSS”) to which we attest compliance annually.  For the protection of our customer’s payment information, we utilize chip enabled pin pads with point-to-point encryption technology.  In addition, we do not retain the customer’s encrypted, hashed, or tokenized payment information within our internal systems.  However, even as we comply with PCI DSS and employ point-to-point encryption technology, we may not be able to prevent or detect a compromise of cardholder data.  In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and constantly changing requirements, compliance with those requirements could also result in additional costs.

Cyberattacks continue to evolve and there can be no assurance that an attacker would be unable to gain access to the information we collect.  These attacks can come in many forms, including computer hacking, acts of vandalism or theft, malware, computer viruses or other malicious codes, phishing, employee error or malfeasance, catastrophes, unforeseen events or other cyber-attacks.  Additionally, a failure of a third party service provider to monitor and secure their environment could lead to unauthorized access of our private or confidential information.  A cyberattack or a breach of our data could expose us to costly fines, private litigation and response measures, credit card brand assessments, government enforcement actions, disruption of business operations, negative publicity and decrease our customers’ willingness to shop in our stores which could adversely affect our business and financial conditions.

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

Seasonal fluctuations also affect our inventory levels. In order to prepare for the spring and fall selling seasons, we must order and keep in stock significantly more merchandise than during other parts of the year. Merchandise must be ordered well in advance of the applicable selling season and before trends are confirmed by sales. If we are not able to accurately predict customers’ preferences for our fashion items, we may have too much inventory which may result in increased markdowns. If we are unable to accurately predict demand for our merchandise during these periods, we could also end up with inventory shortages resulting in missed sales. In either event, our sales may be lower and our cost of sales may be higher than historical levels, which could have a material adverse effect on our business, financial condition and results of operations.

If we fail to successfully implement our various marketing efforts or if our competitors are more effective with their programs than we are, our revenue or results of operations may be adversely affected.

Customer traffic and demand for our merchandise may be influenced by our marketing efforts. Although we use marketing to drive customer traffic through various media including radio, print, digital/social media and e-mail, some of our competitors expend more for their marketing programs than we do, or use different approaches than we do, which may provide them with a competitive advantage. Further, we may not effectively implement strategies with respect to rapidly evolving Internet-based and other digital or mobile communication channels, including social media. Our programs may not be or remain effective or could require increased expenditures, which could have a significant adverse effect on our revenue and results of operations.

We experience fluctuations and variability in our comparable store sales and quarterly results of operations and, as a result, the market price of our common stock may fluctuate substantially.

Our comparable store sales and quarterly results have fluctuated significantly in the past based on a number of economic, seasonal and competitive factors, and we expect them to continue to fluctuate in the future. Since the beginning of fiscal 2014, our quarter-to-quarter comparable store sales have ranged from a decrease of 5.0% to an increase of 13.9%.  This variability could cause our comparable store sales and quarterly results to fall below the expectations of securities analysts or investors, which could result in a decline in the market price of our common stock.

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

Any determination to declare and pay cash dividends on our common stock in the future (quarterly or otherwise) will be based, among other things, upon our financial condition, results of operations, business and cash requirements and our board of directors’ conclusion in each instance that the declaration and payment of a cash dividend is in the best interest of our stockholders and is in compliance with all laws and agreements applicable to the dividend.  In addition, there can be no assurance that our existing share repurchase authorization will be completed or that our board of directors will approve another repurchase program in the future.

Provisions in our certificate of incorporation and by-laws and Delaware law may delay or prevent our acquisition by a third party.

Our third amended and restated certificate of incorporation and our third amended and restated by-laws contain several provisions that may make it more difficult for a third party to acquire control of us without the approval of our board of directors. These provisions include, among other things, advance notice for raising business or making nominations at stockholder meetings and “blank check” preferred stock. Blank check preferred stock enables our board of directors, without stockholder approval, to designate and issue additional series of preferred stock with such dividend, liquidation, conversion, voting or other rights, including convertible securities with no limitations on conversion, as our board of directors may determine, including rights to dividends and proceeds in a liquidation that are senior to the common stock.  Additionally, we are in the process of phasing out our classified board of directors, so only three directors will be up for election at the next annual meeting.

We are also subject to several provisions of the Delaware General Corporation Law that could delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that might otherwise result in our stockholders receiving a premium over the market price for their common stock or may otherwise be in the best interests of our stockholders.

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

Store Locations

As of February 2, 2019, we operated 562 stores located in 32 states. Our stores average approximately 11,000 square feet of selling space and are typically located in neighborhood strip shopping centers that are convenient to low and moderate income customers.

We have no franchising relationships, and all of the stores are company operated.  All existing 562 stores, totaling 7.5 million total square feet and 6.2 million selling square feet, are leased under operating leases. The typical store lease is for five years with options to extend the lease term for three additional five-year periods. Nearly all store leases provide us the right to cancel following an initial three-year period in the event the store does not meet pre-determined sales levels. The table below sets forth the number of stores in each of the 32 states in which we operated as of February 2, 2019:

Alabama—31

Arkansas—13

California—9

Connecticut—4

Delaware—2

Florida—52

Georgia—64

Illinois—20

Indiana—17

Iowa—2

Kansas—1

Kentucky—6

Louisiana—35

Maryland—5

Massachusetts—2

Michigan—23

Minnesota—2

Mississippi—26

Missouri—7

Nebraska—1

Nevada—2

New York—9

North Carolina—48

Ohio—28

Oklahoma—7

Pennsylvania—7

Rhode Island—2

South Carolina—44

Tennessee—17

Texas—49

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

PART II

ITEM 5.       MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The NASDAQ Stock Market under the symbol “CTRN.”  On April 2, 2019, there were 38 holders of record and approximately 2,500 beneficial holders of our common stock.

In 2018, we paid a quarterly dividend of $0.08 per common share on March 20, 2018, June 19, 2018, September 18, 2018 and December 26, 2018.

On February 12, 2019, the Company’s Board of Directors declared a quarterly dividend of $0.08 per common share, which was paid on March 19, 2019 to stockholders of record as of March 5, 2019.  We currently anticipate continuing our $0.08 quarterly dividend.  However, any determination to declare and pay cash dividends on our common stock in the future (quarterly or otherwise) will be based, among other things, upon our financial condition, results of operations, business and cash requirements and our board of directors’ conclusion in each instance that the declaration and payment of a cash dividend is in the best interest of our stockholders and is in compliance with all laws and agreements applicable to the dividend.

Recent Sales of Unregistered Securities.

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The number of shares of common stock that we repurchased during the fourth quarter of fiscal 2018 and the average price paid per share are as follows:

			Total number of	Maximum number (or
			shares purchased as	approximate dollar value)
			part of publicly	of shares that may yet be
	Total number of	Average price	announced plans or	purchased under the plans
Period	shares purchased	paid per share (1)	programs (2)	or programs (2)
November (11/4/18 - 12/1/18)	—	$—	—	$25,000,000
December (12/2/18 - 1/5/19)	547,464	19.65	547,464	14,256,141
January (1/6/19 - 2/2/19)	221,094	20.86	221,094	9,649,697
Total	768,558		768,558

(1) Includes commissions for the shares repurchased under the stock repurchase program.

(2) On November 28, 2018, the Company’s Board of Directors approved a $25.0 million stock repurchase program, under which approximately $9.6 million of shares remained available as of February 2, 2019.  Repurchases under the stock repurchase program could be made at management’s discretion from time to time on the open market, in privately negotiated transactions or otherwise, and could be made in part under one or more Rule 10b5-1 plans.  The stock repurchase program does not have an expiration date.

Equity Compensation Plan Information.

See Item 12 of this Report.

Stock Performance Graph

Set forth below is a line graph comparing the last five years’ percentage change in the cumulative total stockholder return on shares of our common stock against (i) the cumulative total return of companies listed on The NASDAQ Stock Market and (ii) the cumulative total return of the NASDAQ Retail Trade Index. This graph assumes that $100 was invested on January 31, 2014 in our common stock and in each of the market index and the industry index, and that all cash distributions were reinvested. Our common stock price performance shown on the graph is not indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Citi Trends, Inc., the NASDAQ Composite Index and the NASDAQ Retail Trade Index

*$100 invested on 1/31/14 in stock or index, including reinvestment of dividends.

Fiscal year ending on or about January 31.

Total Return Analysis	1/14	1/15	1/16	1/17	1/18	1/19

Citi Trends, Inc.	100.00	143.06	129.80	102.19	152.00	134.20
NASDAQ Composite	100.00	114.30	115.10	141.84	189.26	187.97
NASDAQ Retail Trade	100.00	112.78	142.83	174.47	261.97	289.77

ITEM 6.SELECTED FINANCIAL DATA

Selected Financial and Operating Data

The following table provides selected consolidated financial and operating data for each of the fiscal years in the five-year period ended February 2, 2019, including: (a) consolidated statement of operations data for each such period, (b) additional operating data for each such period and (c) consolidated balance sheet data as of the end of each such period. The consolidated statement of operations data for the fiscal years ended February 2, 2019, February 3, 2018 and January 28, 2017 and the consolidated balance sheet data as of February 2, 2019 and February 3, 2018 are derived from our audited consolidated financial statements included in Item 8 of this Report that have been audited by KPMG LLP, an independent registered public accounting firm. The statement of operations data for the fiscal years ended January 30, 2016 and January 31, 2015 and the balance sheet data as of January 28, 2017, January 30, 2016 and January 31, 2015 are derived from our audited financial statements that are not included in this Report. The selected consolidated financial and operating data set forth below should be read in conjunction with, and are qualified in their entirety by reference to, the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Report and our consolidated financial statements and related notes set forth in the financial pages of this Report. Historical results are not necessarily indicative of results to be expected for any future period.

	Fiscal Year Ended (1)
	February 2,		February 3,		January 28,	January 30,	January 31,
	2019		2018		2017	2016	2015
	(dollars in thousands, except per share amounts)
Statement of Operations Data:
Net sales	$769,553		$755,241		$695,175	$683,791	$670,840
Cost of sales (exclusive of depreciation shown separately below)	(476,326)		(466,022)		(428,167)	(416,779)	(418,416)
Selling, general and administrative expenses	(247,938)		(247,062)		(230,666)	(224,218)	(221,041)
Depreciation	(18,886)		(18,883)		(17,090)	(18,577)	(20,177)
Asset impairment	(1,274)		(507)		(313)	—	(83)
Income from operations	25,129		22,767		18,939	24,217	11,123
Interest, net	1,199		733		412	97	(13)
Income before income taxes	26,328		23,500		19,351	24,314	11,110
Income tax expense	(4,954)		(8,926)		(6,020)	(8,787)	(2,144)
Net income	$21,374		$14,574		$13,331	$15,527	$8,966
Net income per common share:
Basic	$1.64		$1.04		$0.91	$1.04	$0.60
Diluted	$1.64		$1.03		$0.91	$1.03	$0.60
Weighted average shares used to compute net income per share:
Basic	13,030,063		14,058,008		14,656,753	14,996,496	14,960,920
Diluted	13,069,694		14,115,895		14,662,272	15,055,538	15,020,489
Cash dividends per common share	$0.32		$0.30		$0.24	$0.12	—
Additional Operating Data:
Number of stores:
Opened during period	19		20		18	13	8
Closed during period	6		4		6	3	2
Open at end of period	562		549		533	521	511
Selling square footage at end of period	6,219,745		6,052,753		5,839,232	5,683,032	5,543,954
Comparable store sales increase (decrease) (2)	1.6	% (3)	4.5	% (3)	(0.4)%	(0.1)%	7.5%
Average sales per store (4)	$1,385		$1,396		$1,319	$1,325	$1,321
Balance Sheet Data:
Cash and cash equivalents	$17,863		$48,451		$49,253	$39,116	$74,514
Short-term investments	50,350		31,500		38,026	32,671	15,850
Long-term investments	8,883		25,451		26,691	30,890	22,447
Total assets	297,989		327,071		332,514	314,508	318,373
Total liabilities	110,564		117,603		108,923	102,274	107,751
Total stockholders’ equity	187,425		209,468		223,591	212,234	210,622

(1)

Our fiscal year ends on the Saturday closest to January 31 of each year. The years ended February 2, 2019, February 3, 2018, January 28, 2017, January 30, 2016 and January 31, 2015 are referred to as fiscal 2018, 2017, 2016, 2015 and 2014, respectively.   Fiscal 2017 is comprised of 53 weeks, while fiscal years 2018, 2016, 2015 and 2014 are each comprised of 52 weeks.

(2)

Stores included in the comparable store sales calculation for any period are those stores that were opened prior to the beginning of the preceding fiscal year and were still open at the end of such period. Relocated stores and expanded stores are included in the comparable store sales results.

(3)

The Company is reporting comparable store sales on a comparable store and comparable weeks basis; for fiscal 2018, the 52 weeks ended February 2, 2019 were compared to the 52 weeks ended February 3, 2018; for fiscal 2017, the 53 weeks ended February 3, 2018 were compared to the 53 weeks ended February 4, 2017.

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

Overview

We are a value-priced retailer of urban fashion apparel and accessories for the entire family. Our merchandise offerings are designed to appeal to the preferences of fashion conscious consumers, particularly African-Americans. As of February 2, 2019, we operated 562 stores in both urban and rural markets in 32 states.

After opening nineteen new stores in fiscal 2018, we plan to open approximately twenty new stores in fiscal 2019.

Basis of the Presentation

Net sales consist of store sales and layaway fees, net of returns by customers. Cost of sales consists of the cost of products we sell and associated freight costs. Depreciation is not considered a component of cost of sales and is included as a separate line item in the consolidated statements of operations. Selling, general and administrative expenses are comprised of store costs, including payroll and occupancy costs, corporate and distribution center costs and advertising costs. We operate on a 52- or 53-week fiscal year, which ends on the Saturday closest to January 31. Each of our fiscal quarters consists of four 13-week periods, with an extra week added to the fourth quarter every five to six years.  The years ended February 2, 2019, February 3, 2018 and January 28, 2017 are referred to as fiscal 2018, 2017, and 2016, respectively. Fiscal 2017 is comprised of 53 weeks, while fiscal years 2018 and  2016 are each comprised of 52 weeks.

Results of Operations

The following discussion of our financial performance is based on the consolidated financial statements set forth in the financial pages of this Report. The nature of our business is seasonal. Historically, sales in the first and fourth quarters of the fiscal year have been higher than sales achieved in the second and third quarters of the fiscal year. Expenses and, to a greater extent, operating income, vary by quarter. Results of a period shorter than a full year may not be indicative of results expected for the entire year. Furthermore, the seasonal nature of our business may affect comparisons between periods.

Net Sales and Additional Operating Data

The following table sets forth, for the periods indicated, selected consolidated statement of operations data expressed both in dollars and as a percentage of net sales:

	Fiscal Year Ended
	February 2,		February 3,		January 28,
	2019		2018		2017
	(dollars in thousands)
Statement of Operations Data
Net sales	$769,553	100.0%	$755,241	100.0%	$695,175	100.0%

Cost of sales (exclusive of depreciation shown separately below)	(476,326)	(61.9)%	(466,022)	(61.7)%	(428,167)	(61.6)%
Selling, general and administrative expenses	(247,938)	(32.2)%	(247,062)	(32.7)%	(230,666)	(33.2)%
Depreciation	(18,886)	(2.4)%	(18,883)	(2.5)%	(17,090)	(2.5)%
Asset impairment	(1,274)	(0.2)%	(507)	(0.1)%	(313)	(0.0)%

Income from operations	25,129	3.3%	22,767	3.0%	18,939	2.7%
Interest income	1,353	0.2%	883	0.1%	571	0.1%
Interest expense	(154)	(0.0)%	(150)	(0.0)%	(159)	(0.0)%
Income before income taxes	26,328	3.4%	23,500	3.1%	19,351	2.8%
Income tax expense	(4,954)	(0.6)%	(8,926)	(1.2)%	(6,020)	(0.9)%

Net income	$21,374	2.8%	$14,574	1.9%	$13,331	1.9%

The following table provides information, for the years indicated, about the number of total stores open at the beginning of the year, stores opened and closed during each year, total stores open at the end of each year and the change in comparable store sales for each year:

	Fiscal Year Ended
	February 2,		February 3,		January 28,
	2019		2018		2017

Total stores open, beginning of year	549		533		521
New stores	19		20		18
Closed stores	(6)		(4)		(6)
Total stores open, end of year	562		549		533

Comparable store sales increase (decrease) (1)	1.6	% (2)	4.5	% (2)	(0.4)%

(1)

Stores included in the comparable store sales calculation for any year are those stores that were opened prior to the beginning of the preceding fiscal year and were still open at the end of such year. Relocated stores and expanded stores are included in the comparable store sales results.

(2)

The Company is reporting comparable store sales on a comparable weeks basis; for fiscal 2018, the 52 weeks ended February 2, 2019 were compared to the 52 weeks ended February 3, 2018; for fiscal 2017, the 53 weeks ended February 3, 2018 were compared to the 53 weeks ended February 4, 2017.

Key Operating Statistics

We measure performance using key operating statistics. One of the main performance measures we use is comparable store sales growth. We define a comparable store as a store that has been open for an entire fiscal year. Therefore, a store will not be considered a comparable store until its 13th month of operation at the earliest or until its 24th month at the latest. As an example, stores opened in fiscal 2017 and fiscal 2018 were not considered comparable stores in fiscal 2018. Relocated and expanded stores are included in the comparable store sales results. We also use other operating statistics, most notably average sales per store, to measure our performance. As we typically occupy existing space in established shopping centers rather than sites built specifically for our stores, store square footage (and therefore sales per square foot) varies by store. We focus on overall store sales volume as the critical driver of profitability.

In addition to sales, we measure cost of sales as a percentage of sales and store operating expenses, with a particular focus on labor, as a percentage of sales. These results translate into store level contribution, which we use to evaluate overall performance of each individual store. Finally, we monitor corporate expenses against budgeted amounts.  All of the statistics discussed above are critical components of earnings before interest, taxes, depreciation and amortization (“EBITDA”) and Adjusted EBITDA (comprised of EBITDA, excluding non-cash asset impairment expense and expenses related to the 2017 proxy contest), which are considered our most important operating statistics.  We believe that excluding proxy contest expenses from our financial results reflects operating results that are more indicative of our ongoing operating performance while improving comparability to other periods, and as such, provides an enhanced understanding of our past financial performance and prospects for the future.

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

Provided below is a reconciliation of net income to EBITDA and to Adjusted EBITDA for fiscal years ended February 2, 2019, February 3, 2018 and January 28, 2017:

	Fiscal Year Ended
	February 2, 2019	February 3, 2018	January 28, 2017
	(dollars in thousands)
Net income	$21,374	$14,574	$13,331

Plus:
Interest expense	154	150	159
Income tax expense	4,954	8,926	6,020
Depreciation	18,886	18,883	17,090

Less:
Interest income	(1,353)	(883)	(571)
EBITDA	44,015	41,650	36,029

Plus:
Asset impairment	1,274	507	313
Proxy contest expenses	-	2,516	-
Adjusted EBITDA	$45,289	$44,673	$36,342

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

	Fiscal Year Ended
	February 2, 2019	February 3, 2018	January 28, 2017
	(in thousands, except per share data)
Net income	$21,374	$14,574	$13,331

Proxy contest expenses and related tax effects	—	1,560	—
Tax Cuts and Jobs Act effect	—	1,609	—
Adjusted net income	$21,374	$17,743	$13,331

Diluted Adjusted net income per share	$1.64	$1.26	$0.91

Diluted shares outstanding	13,070	14,116	14,662

Fiscal 2018 Compared to Fiscal 2017

Net Sales. Net sales increased $14.4 million, or 1.9%, to $769.6 million in the 52-week fiscal 2018 from $755.2 million in the 53-week fiscal 2017.  The increase in net sales was due primarily to nineteen new store openings in 2018 and twenty new store openings in 2017 for which there was not a full year of sales in 2017, together with a 1.6% increase in comparable store sales on a 52-week versus 52-week basis.  These sales increases were partially offset by the closing of six stores in 2018 and four stores in 2017, along with the extra week in fiscal 2017 which contributed $10.9 million in sales. The increase in comparable store sales on a 52-week basis was reflected in a 1.6% increase in the average unit sale, along with a 0.9% increase in the average number of items per transaction, partially offset by a 0.9% decrease in the number of customer transactions.  Comparable store sales changes on a 52-week basis, by major merchandise class, were as follows:  Home +13%; Accessories +4%; Men’s +1%; Children’s less than +1%; and Ladies’ -2%.

Store opening and closing activity resulted in a net increase of $13.8 million in sales in fiscal 2018, and the 1.6% comparable store sales increase in the 523 comparable stores totaled $11.5 million, while the aforementioned extra week last year accounted for a decrease of $10.9 million in sales.

Cost of Sales (exclusive of depreciation). Cost of sales (exclusive of depreciation) increased $10.3 million, or 2.2%, to $476.3 million in fiscal 2018 from $466.0 million in fiscal 2017 due to the effect of the increase in sales discussed above and an increase in cost of sales as a percentage of sales to 61.9% in 2018 from 61.7% in 2017.  The increase in cost of sales as a percentage of sales was due primarily to a 40 basis points increase in freight costs as a result of pressures in the trucking industry and higher fuel surcharges.  The core merchandise margin (initial mark-up, net of markdowns) for the year was flat with last year, while shrinkage was 20 basis points lower.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $0.8 million, or 0.4%, to $247.9 million in fiscal 2018 from $247.1 million in fiscal 2017 due to the opening of nineteen new stores in 2018 and twenty stores in 2017, along with normal inflationary pressure on expenses such as payroll and rent.  These factors that caused the increase in selling, general and administrative expenses were partially offset by a $3.9 million decrease in incentive compensation expense resulting from unfavorable operating results in relation to budget, together with $3.5 million to $4.0 million of expenses attributable to the extra week in fiscal 2017 and $2.5 million of expenses incurred in connection with a proxy contest in 2017.  Selling, general and administrative expenses as a percentage of sales decreased to 32.2% in 2018 from 32.7% in 2017 due primarily to the leveraging effect resulting from higher comparable store sales and the 2017 proxy contest.

Depreciation. Depreciation expense of $18.9 million in fiscal 2018 was unchanged from fiscal 2017, attributable to the acceleration of our store opening pace in relation to previous years being entirely offset by distribution center additions and expansions in prior years becoming fully depreciated during 2018.

Asset Impairment. Impairment charges related to property and equipment at underperforming stores totaled $1.3 million and $0.5 million in fiscal 2018 and 2017, respectively.

Income Tax Expense.  Income tax expense decreased $3.9 million to $5.0 million in fiscal 2018 from $8.9 million in fiscal 2017 as the impact of a $2.8 million increase in pretax income was more than offset by a decrease in the effective income tax rate to 18.8% from 38.0%.  The decrease in the effective tax rate was due primarily to the full-year impact of the reduction in the federal income tax rate from 35% to 21% in the Tax Cuts and Jobs Act tax reform legislation (“TCJA”) which was enacted in December 2017, as well as last year’s $1.9 million write-down of net deferred tax assets resulting from the revaluation of deferred tax assets and liabilities to reflect the TCJA’s reduced federal income tax rate.

Net Income.  Net income increased $6.8 million to $21.4 million in fiscal 2018 compared to $14.6 million in fiscal 2017, due to the factors discussed above.

Fiscal 2017 Compared to Fiscal 2016

Net Sales. Net sales increased $60.0 million, or 8.6%, to $755.2 million in the 53-week fiscal 2017 from $695.2 million in the 52-week fiscal 2016.  The increase in net sales was due primarily to a 4.5% increase in comparable store sales on a 53-week versus 53-week basis, together with twenty new store openings in 2017 and eighteen new store openings in 2016 for which there was not a full year of sales in 2016, and an extra week in fiscal 2017 which contributed $11.8 million in sales.  These sales increases were partially offset by the closing of four stores in 2017 and six stores in 2016.  The increase in comparable store sales on a 53-week basis was reflected in a 2.6% increase in the number of customer transactions, along with a 1.8% increase in the average number of items per transaction and a 0.1% increase in the average unit sale.  Comparable store sales changes on a 53-week basis, by major merchandise class, were as follows:  Home +21%; Men’s +5%; Accessories +5%; Ladies’ +4%; and Children’s +2%.

The 4.5% comparable store sales increase in the 511 comparable stores totaled $30.8 million in fiscal 2017 and store opening and closing activity resulted in a net increase of $17.4 million in sales, while the aforementioned extra week in fiscal 2017 added $11.8 million in sales.

Cost of Sales (exclusive of depreciation). Cost of sales (exclusive of depreciation) increased $37.8 million, or 8.8%, to $466.0 million in fiscal 2017 from $428.2 million in 2016 due to the effect of the increase in sales discussed above and an increase in cost of sales as a percentage of sales to 61.7% in 2017 from 61.6% in 2016.  The increase in cost of sales as a percentage of sales was due primarily to an increase in freight costs.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $16.4 million, or 7.1%, to $247.1 million in fiscal 2017 from $230.7 million in fiscal 2016 due to a $4.8 million increase in incentive compensation expense resulting from the improved operating results in relation to budget, together with $3.5 million to $4.0 million of expenses attributable to the extra week in fiscal 2017, $2.5 million in expenses incurred in connection with a proxy contest, the opening of twenty new stores in 2017 and eighteen stores in 2016, and normal inflationary pressure on expenses such as payroll and rent.  These factors that caused the increase in selling, general and administrative expenses were partially offset by a $1.0 million gain on insurance claims.  Selling, general and administrative expenses as a percentage of sales decreased to 32.7% in 2017 from 33.2% in 2016 due primarily to the leveraging effect resulting from higher comparable store sales.

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

Income Tax Expense.  Income tax expense increased $2.9 million to $8.9 million in fiscal 2017 from $6.0 million in fiscal 2016 due to pretax income increasing $4.1 million, accompanied by an increase in the effective income tax rate to 38.0% from 31.1%.  The increase in the effective tax rate from 2016 was due primarily to a $1.9 million write-down of net deferred tax assets resulting from the reduction in the federal income tax rate from 35% to 21% in the TCJA.  The Company was required to revalue its deferred tax assets and liabilities to reflect the reduced federal income tax rate expected to be in effect at the time of future reversals.

Net Income.  Net income increased $1.3 million to $14.6 million in fiscal 2017 compared to $13.3 million in fiscal 2016, due to the factors discussed above.

Liquidity and Capital Resources

Our cash requirements are primarily for working capital and for capital expenditures for our stores, distribution infrastructure and information systems. In recent years, we have met these cash requirements using cash flow from operations and short-term trade credit.  We expect to be able to meet future cash requirements with cash flow from operations, short-term trade credit and existing balances of cash and investment securities and, if necessary, borrowings under our revolving credit facility (described below).  In fiscal 2018, there were no borrowings under the credit facility.  Due to our strong cash and cash equivalents position as of February 2, 2019 ($17.9 million), we believe that we will likely not have to borrow under the credit facility during fiscal 2019.

Cash Flows

Fiscal 2018 Compared to Fiscal 2017

As of February 2, 2019, we had total cash and cash equivalents of $17.9 million, compared with $48.5 million as of February 3, 2018.  Additionally, we had $50.3 million and $8.9 million of short-term and long-term investment securities, respectively, as of February 2, 2019, compared with $31.5 million and $25.5 million, respectively, as of February 3, 2018.  These securities are comprised of bank certificates of deposit and obligations of the U.S. Treasury, states and municipalities.

Inventory represented 46.9% of our total assets as of February 2, 2019, compared with 42.1% as of February 3, 2018.  Management’s ability to manage our inventory can have a significant impact on our cash flows from operations during a given interim period or fiscal year.  In addition, inventory purchases can be seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise.

Cash Flows Provided by Operating Activities.  Net cash provided by operating activities was $30.4 million in fiscal 2018 compared with $42.3 million in fiscal 2017.  Net income, adjusted for noncash expenses such as depreciation, asset impairment, loss on disposal of property and equipment, insurance proceeds from operating activities, deferred income taxes and stock-based compensation expense, provided cash of $44.0 million in fiscal 2018 (compared with $39.8 million in fiscal 2017).  Significant uses of cash included (1) a $4.3 million decrease in accrued compensation (compared with an $8.1 million increase in fiscal 2017) primarily as a result of lower incentive compensation accruals due to unfavorable financial performance relative to budget in fiscal 2018; (2) a $2.8 million decrease in accounts payable (compared with a $0.2 million increase in fiscal 2017) due to significant sales increases in the fourth quarter of 2017 which required an increase in merchandise purchases in January 2018; since this higher level of purchases occurred in the last month of the fiscal year, all such purchases were still in accounts payable as of February 3, 2018; (3) a $2.3 million increase in inventory (compared with a $3.9 million increase in fiscal 2017) due primarily to having thirteen more stores than at the previous year end; (4) a $2.1 million increase in prepaid and other current assets (compared with a $2.4 million increase in fiscal 2017) due primarily to increases in tenant improvement allowances for new and expanded stores that opened in the fourth quarter of fiscal 2018 and prepaid insurance as the renewal of the Company's insurance policies on December 1, 2018 included higher property insurance premiums; and (5) a $1.5 million decrease in income tax payable (compared with a $3.6 million increase in fiscal 2017) due to higher prepayments of estimated taxes during 2018.

Cash Flows Used in Investing Activities.  Cash used in investing activities was $15.3 million in fiscal 2018 compared with $12.8 million in fiscal 2017.  Cash used for the purchase of property and equipment was $13.3 million in fiscal 2018 and $21.0 million in fiscal 2017, with the decrease resulting primarily from capital expenditures made in fiscal 2017 for store fixtures needed to facilitate a shift towards more home merchandise, together with the completion of the Roland distribution center expansion in fiscal 2017 and opening one fewer store and relocating two fewer stores in fiscal 2018.  Sales/redemptions of investment securities, net of purchases, used cash of $2.3 million in fiscal 2018 and provided cash of $7.8 million in fiscal 2017.

Cash Flows Used in Financing Activities. Cash used in financing activities was $45.7 million in fiscal 2018 compared with $30.3 million in fiscal 2017. Cash used for the repurchase of common stock totaled $40.4 million in fiscal 2018 and $25.0 million in fiscal 2017.  Dividends paid to stockholders used cash of $4.2 million in fiscal 2018 and fiscal 2017.

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

Cash Flows Provided by Operating Activities.  Net cash provided by operating activities was $42.3 million in fiscal 2017 compared with $39.7 million in fiscal 2016.  Net income, adjusted for noncash expenses such as depreciation, asset impairment, loss on disposal of property and equipment, insurance proceeds from operating activities, deferred income taxes and stock-based compensation expense, provided cash of $39.8 million in fiscal 2017 (compared with $36.3 million in fiscal 2016).  Other significant sources of cash provided by operating activities in fiscal 2017 included (1) an $8.1 million increase in accrued compensation (compared with a $4.2 million decrease in fiscal 2016) primarily as a result of higher incentive compensation accruals in fiscal 2017 due to improved financial performance relative to budget in 2017, and our balance sheet as of the end of fiscal 2017 included accrued payroll for two weeks, while our 2016 year-end balance sheet included accrued payroll for one week, due to the timing of our bi-weekly payroll; and (2) a shift from an income tax receivable to an income tax payable totaling $3.6 million (compared with an increase in the income tax receivable last year of $0.2 million) due to an increase in federal and state income taxes arising from higher pre-tax income in fiscal 2017 and lower prepayments of estimated tax during the year.  Significant uses of cash included (1) a $3.9 million increase in inventory (compared with a $1.7 million decrease in fiscal 2016) due primarily to having sixteen more stores than at the previous year end; (2) a $3.1 million decrease in accrued expenses and other long-term liabilities (compared with a $0.1 million increase in fiscal 2016) due primarily to a $1.6 million decrease in the fixed asset accrual as a result of completion of the aforementioned Roland distribution center expansion; along with a $1.1 million decrease in a legal settlement accrual as a result of a final settlement payment; and (3) a $2.4 million increase in prepaid and other current assets (compared with a $1.7 million increase in fiscal 2016) due to a $1.3 million increase in self-insurance collateral for payment of workers compensation claims, along with a $1.2 million increase in charge card receivables, as the last three days of fiscal 2017 had $4.0 million more in sales than the last three days of fiscal 2016 as a result of fiscal 2017 ending one week later, thereby including first-of-the-month sales.  Since charge card receivables are comprised of charge card sales for the last three days of the month, the receivable was higher in fiscal 2017.

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

Cash Flows Used in Financing Activities. Cash used in financing activities was $30.3 million in fiscal 2017 compared with $4.9 million in fiscal 2016. Cash used for the repurchase of common stock totaled $25.0 million in fiscal 2017 and there were no repurchases in fiscal 2016.  Dividends paid to stockholders used cash of $4.2 million in fiscal 2017 and $3.5 million in fiscal 2016.

Until required for other purposes, we maintain cash and cash equivalents in deposit or money market accounts.

Liquidity Sources and Requirements and Contractual Cash Requirements and Commitments

Our principal sources of liquidity consist of: (i) cash and cash equivalents (which equaled $17.9 million as of February 2, 2019); (ii) short-term and long-term investment securities (which equaled $50.3 million and $8.9 million, respectively, as of February 2, 2019); (iii) short-term trade credit; (iv) cash generated from operations on an ongoing basis as we sell our merchandise inventory; and (v) a $50 million revolving credit facility. Trade credit represents a significant source of financing for inventory purchases and arises from customary payment terms and trade practices with our vendors.  Historically, our principal liquidity requirements have been for working capital and capital expenditure needs.

We believe that our existing sources of liquidity will be sufficient to fund our operations and anticipated capital expenditures for at least the next 12 months.

We anticipate that capital expenditures will be approximately $22 million to $25 million in fiscal 2019, including amounts related to approximately twenty new stores that we plan to open in fiscal 2019.  We plan to finance these capital expenditures with cash flow from operations and existing cash balances.

The following table discloses aggregate information about our contractual obligations as of February 2, 2019 and the periods in which payments are due:

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
	(in thousands)
Contractual obligations:
Operating leases (1)	$148,967	$47,289	$67,522	$26,320	$7,836
Purchase obligations	134,004	134,004	—	—	—
Total contractual cash obligations	$282,971	$181,293	$67,522	$26,320	$7,836

(1)

Represents fixed minimum rents in stores and does not include incremental rents which are computed as a percentage of net sales. For example, in fiscal 2018 incremental percentage rent was approximately $0.5 million, which represented 0.9% of total rent expense.

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

Operating Leases. We lease our stores under operating leases, which generally have an initial term of five years with renewal options. The typical store lease requires a combination of both fixed monthly rents and contingent rents computed as a percentage of net sales after a certain sales threshold has been met. For fiscal 2018, rent expense was $55.3 million compared with $53.0 million in fiscal 2017 (including $0.5 million of contingent rent in both fiscal 2018 and 2017).

Purchase Obligations. As of February 2, 2019, we had purchase obligations of $134.0 million, all of which were for less than one year. These purchase obligations consist of outstanding merchandise orders.

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

Inventory

Inventory is stated at the lower of cost (first-in, first-out basis) or net realizable value as determined by the retail inventory method for store inventory and the average cost method for distribution center inventory. Under the retail inventory method, the cost of inventory is determined by calculating a cost-to-retail ratio and applying it to the retail value of inventory. Inherent in the retail inventory calculation are certain management judgments and estimates, including, among others, merchandise markups, markdowns and shrinkage, which impact the ending inventory valuation at cost as well as resulting cost of sales. Merchandise markdowns are reflected in the inventory valuation when the price of an item is lowered in the stores. As a result, we believe the retail inventory method results in a more conservative inventory valuation than other accounting methods. We estimate and record an allowance for shrinkage for the period between the last physical count and the balance sheet date. The estimate of shrinkage can be affected by changes in actual shrinkage trends. Inventory shrinkage as a percentage of sales was 1.3% in fiscal 2018, compared to 1.5% in fiscal 2017 and 1.3% in fiscal 2016. The allowance for estimated inventory shrinkage was $3.1 million as of February 2, 2019 and $3.5 million as of February 3, 2018.  Many retailers have arrangements with vendors that provide for rebates and allowances under certain conditions, which ultimately affect the value of the inventory. We do not generally enter into such arrangements with our vendors. There were no material changes in the estimates or assumptions related to the valuation of inventory during fiscal 2018.

Property and Equipment, net

We have a significant investment in property and equipment stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the lesser of the estimated useful lives (primarily three to five years for computer equipment and furniture, fixtures and equipment, five years for leasehold improvements, seven years for major purchased software systems, and fifteen to twenty years for buildings and building improvements) of the related assets or the relevant lease term. Any reduction in these estimated useful lives would result in a higher annual depreciation expense for the related assets. There were no material changes in the estimates or assumptions related to the valuation and classification of property and equipment during fiscal 2018.

Impairment of Long-Lived Assets

We continually evaluate whether events and changes in circumstances warrant revised estimates of the useful lives or recognition of an impairment loss for long-lived assets. If facts and circumstances indicate that a long-lived asset may be impaired, the carrying value is reviewed. If this review indicates that the carrying value of the asset will not be recovered as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value. Non-cash impairment losses related to leasehold improvements and fixtures and equipment at underperforming stores totaled $1.3 million, $0.5 million and $0.3 million in fiscal 2018, 2017 and 2016, respectively. Impairment losses in the future are dependent on a number of factors such as site selection and general economic trends on a localized, regional, or national basis, and thus could be significantly different from historical results. To the extent our estimates for net sales, cost of sales and store expenses are not realized, future assessments of recoverability could result in impairment charges.  There were no changes in our impairment loss methodology during fiscal 2018.

Insurance Liabilities

We are largely self-insured for workers’ compensation costs and employee medical claims.  Our self-insurance liabilities are based on the total estimated costs of claims filed and estimates of claims incurred but not reported, less amounts paid against such claims.  We use current and historical claims data, together with information from actuarial studies, in developing our estimates.  The insurance liabilities we record are primarily influenced by the frequency and severity of claims and the Company’s growth.  If the underlying facts and circumstances related to the claims change, then we may be required to record more or less expense which could be material in relation to our results of operations.  Our self-insurance liabilities totaled $2.4 million ($1.4 million current and $1.0 million noncurrent) as of February 2, 2019 and $2.8 million ($1.6 million current and $1.2 million noncurrent) as of February 3, 2018. There were no material changes in the estimates or assumptions related to insurance liabilities during fiscal 2018.

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

Certain leases provide for contingent rents that are not measurable at inception. These contingent rents are primarily based on a percentage of net sales that are in excess of a predetermined level. These amounts are excluded from minimum rent and are included in the determination of total rent expense when it is probable that the expense has been incurred and the amount is reasonably estimable. There were no material changes in the estimates or assumptions related to operating leases during fiscal 2018.

Accounting for Income Taxes

We account for income taxes under the asset and liability method. The computation of income taxes is subject to estimation due to the judgment required and the uncertainty related to the recoverability of deferred tax assets or the outcome of tax audits. We adjust our income tax provision in the period it is determined that actual results will differ from our estimates. Tax law and rate changes are reflected in the income tax provision in the year in which such changes are enacted.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making an assessment as to the realization of these assets.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible and income tax credits and net operating losses may be utilized, management may determine that some or all of the Company’s deferred tax assets may not ultimately be deductible and income tax credits and net operating losses may expire unused.  Should such an assessment be made, a valuation allowance against some or all of the Company’s $6.5 million in deferred tax assets would have to be recorded with a resulting charge to income tax expense.  During the fourth quarter of fiscal 2017, the Company revalued its deferred tax assets and liabilities to reflect the reduced federal income tax rate expected to be in effect at the time of future reversals.  Such reduction was the result of the Tax Cuts and Jobs Act tax reform legislation enacted in December 2017 which reduced the federal statutory rate from 35% to 21%.  Such revaluation resulted in the reduction of net deferred tax assets and a charge to income tax expense of $1.9 million.  There were no material changes in the estimates or assumptions related to income taxes during fiscal 2018.

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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to financial market risks related to changes in interest rates earned on our investments. We cannot predict market fluctuations in interest rates. As a result, future results may differ materially from estimated results due to changes in interest rates. A hypothetical 100 basis point change in prevailing market interest rates would not have materially impacted our financial position, results of operations or cash flows for fiscal 2018. We do not engage in financial transactions for trading or speculative purposes and have not entered into any interest rate hedging contracts. Interest rates on our credit facility did not impact us in fiscal 2018 because we did not borrow during the year.

We source all of our products from markets in the United States in U.S. Dollars and, therefore, are not directly subject to fluctuations in foreign currency exchange rates. However, fluctuations in currency exchange rates could affect our purchasing power with vendors that import merchandise to sell to us. We have not entered into forward contracts to hedge against fluctuations in foreign currency prices.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended February 2, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.OTHER INFORMATION

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item with respect to our executive officers and directors, compliance by our directors, executive officers and certain beneficial owners of our common stock with Section 16(a) of the Exchange Act, the committees of our Board of Directors, our Audit Committee Financial Expert and our Code of Ethics is incorporated herein by reference to information under the captions entitled “Board of Directors and Committees of the Board of Directors,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance”  in our definitive proxy statement (to be filed hereafter) in connection with our 2019 Annual Meeting of Stockholders and possibly elsewhere in the proxy statement (or will be filed by amendment to this Report).

ITEM 11.EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to information under the captions entitled “Executive Compensation,” “Board of Directors and Committees of the Board of Directors” and “Compensation Committee Report” in our definitive proxy statement (to be filed hereafter) in connection with our 2019 Annual Meeting of Stockholders and possibly elsewhere in the proxy statement (or will be filed by amendment to this Report).

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item with respect to ownership of our common stock is incorporated herein by reference to the information under the caption entitled “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement (to be filed hereafter) in connection with our 2019 Annual Meeting of Stockholders and possibly elsewhere in the proxy statement (or will be filed by amendment to this Report).

Equity Compensation Plan Information.  The following table represents those securities authorized for issuance as of February 2, 2019 under our existing equity compensation plans.

Number of securities
remaining available for
	Number of securities to	Weighted average	future issuance under
	be issued upon exercise	exercise price of	equity compensation
	of outstanding options,	outstanding options,	plans (excluding
	warrants and rights (1)	warrants and rights (2)	securities reflected in
Plan category	(a)	(b)	column (a)) (3) (c)
Equity compensation plans approved by security holders	—	$—	874,755
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	874,755

(1)

The Citi Trends, Inc. 2012 Incentive Plan (the “2012 Plan”) became effective in May 2012 as a successor to the 2005 Plan.  The 2012 Plan provides for the issuance of up to 1,600,000 shares of common stock, plus a number of additional shares (not to exceed 300,000) underlying awards outstanding under prior plans that later terminate or expire unexercised.  Such shares will be issued upon the exercise of stock options or as awards of nonvested restricted stock and other performance awards vest. Does not include nonvested restricted stock grants issued under the 2012 Plan totaling 163,220 shares.  No options were outstanding as of February 2, 2019.

(2)	The weighted average exercise price is for options only and does not include nonvested restricted stock.

(3)	Consists of shares available for awards of options, restricted stock and other performance awards under the 2012 Plan.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information under the captions entitled “Certain Relationships and Related Party Transactions” and “Board of Directors and Committees of the Board of Directors” in our definitive proxy statement (to be filed hereafter) in connection with our 2019 Annual Meeting of Stockholders and possibly elsewhere in the proxy statement (or will be filed by amendment to this Report).

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information under the caption entitled “Ratification of Independent Registered Public Accounting Firm” in our definitive proxy statement (to be filed hereafter) in connection with our 2019 Annual Meeting of Stockholders and possibly elsewhere in the proxy statement (or will be filed by amendment to this Report).

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

(a)(3)Exhibits

Exhibit Index

Exhibit No.	Description
3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2018)

3.2	Third Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2018)

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

*10.13	Citi Trends, Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 28, 2012)

*10.14

Form of Restricted Stock Award Agreement for Employees under the Citi Trends, Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2017)

*10.15

Form of Restricted Stock Award Agreement for Directors under the Citi Trends, Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 28, 2012)

*10.16

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

*10.20

Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and Charles D. Crowell dated May 1, 2013 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2013)

*10.21

Severance Agreement between the Company and Bruce D. Smith dated May 1, 2013 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2013)

*10.22

Severance Agreement between the Company and Ivy D. Council dated May 1, 2013 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2013)

*10.23

Severance Agreement between the Company and James A. Dunn dated May 1, 2013 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2013)

Exhibit No.	Description
*10.24

Severance Agreement between the Company and Charles D. Crowell dated May 1, 2013 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2013)

10.25

First Amendment to Credit Agreement, dated as of August 18, 2015, by and among Citi Trends, Inc., as Borrower, Citi Trends Marketing Solutions, Inc., as Guarantor, and Bank of America, N.A., as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2015)

*10.26

Amendment to the Citi Trends, Inc. 2012 Incentive Plan, effective as of February 7, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2017)

*10.27

Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and Bruce D. Smith dated March 15, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on form 8-K filed with the SEC on March 16, 2018)

*10.28

Severance Agreement between the Company and Bruce D. Smith dated March 15, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2018)

*10.29

Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and Stuart C. Clifford dated March 15, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2018)

*10.30

Severance Agreement between the Company and Stuart C. Clifford dated March 15, 2018 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2018)

*10.31

Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and Ivy D. Council dated March 26, 2018 (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A filed with the SEC on March 15, 2019)

*10.32

Severance Agreement between the Company and Ivy D. Council dated March 26, 2018 (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A filed with the SEC on March 15, 2019)

*10.33

Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and James A. Dunn dated March 27, 2018 (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A filed with the SEC on March 15, 2019)

*10.34

Severance Agreement between the Company and James A. Dunn dated March 27, 2018 (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A filed with the SEC on March 15, 2019)

*10.35

Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and Charles D. Crowell dated March 30, 2018 (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A filed with the SEC on March 15, 2019)

*10.36

Severance Agreement between the Company and Charles D. Crowell dated March 30, 2018 (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A filed with the SEC on March 15, 2019)

*10.37

Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and Brian Lattman dated March 30, 2018 (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A filed with the SEC on March 15, 2019)

*10.38

Severance Agreement between the Company and Brian Lattman dated March 30, 2018 (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A filed with the SEC on March 15, 2019)

Exhibit No.	Description
*10.39

Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and Christina Short dated April 6, 2018 (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A filed with the SEC on March 15, 2019)

*10.40

Severance Agreement between the Company and Christina Short dated April 6, 2018 (incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A filed with the SEC on March 15, 2019)

*10.41	Form of Restricted Stock Unit Award Agreement for Employees under the Citi Trends, Inc. 2012 Incentive Plan (Performance Based Vesting - Average Stock Price)

*10.42	Form of Restricted Stock Unit Award Agreement for Employees under the Citi Trends, Inc. 2012 Incentive Plan (Performance Based Vesting - EBITDA Target)

21.1	Subsidiary of the Registrant

23.1	Consent of KPMG LLP

31.1	Certification of Bruce D. Smith, President and Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Stuart C. Clifford, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Bruce D. Smith, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Stuart C. Clifford, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial statements from Citi Trends, Inc.’s Annual Report on Form 10-K for the year ended February 2, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders’ Equity and (v) Notes to Consolidated Financial Statements.

*Indicates management contract or compensatory plan or arrangement.

ITEM 16.FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITI TRENDS, INC.

(Registrant)

Date April 17, 2019	By	/s/ Bruce D. Smith
Bruce D. Smith
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bruce D. Smith	President and Chief Executive Officer	April 17, 2019
Bruce D. Smith	(Principal Executive Officer) and Director

/s/ Stuart C. Clifford	Senior Vice President and Chief Financial Officer	April 17, 2019
Stuart C. Clifford	(Principal Financial and Accounting Officer)

/s/ John S. Lupo	Chairman of the Board of Directors	April 17, 2019
John S. Lupo

/s/ Brian P. Carney	Director	April 17, 2019
Brian P. Carney

/s/ Jonathan Duskin	Director	April 17, 2019
Jonathan Duskin

/s/ Laurens M. Goff	Director	April 17, 2019
Laurens M. Goff

/s/ Margaret L. Jenkins	Director	April 17, 2019
Margaret L. Jenkins

/s/ Barbara Levy	Director	April 17, 2019
Barbara Levy

Citi Trends, Inc.

Index to Consolidated Financial Statements

CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED FEBRUARY 2, 2019, FEBRUARY 3, 2018 AND JANUARY 28, 2017

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

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we assessed the effectiveness of our internal control over financial reporting as of February 2, 2019, based on the criteria described in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our management concluded that our internal control over financial reporting was effective based on those criteria as of February 2, 2019.

Our independent registered public accounting firm, KPMG LLP, audited the effectiveness of our internal control over financial reporting as of February 2, 2019, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Citi Trends, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Citi Trends, Inc. and subsidiary (the Company) as of February 2, 2019 and February 3, 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years ended February 2, 2019, February 3, 2018, and January 28, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 2, 2019 and February 3, 2018, and the results of its operations and its cash flows for each of the years ended February 2, 2019, February 3, 2018, and January 28, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 2, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated April 17, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

April 17, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Citi Trends, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Citi Trends, Inc. and subsidiary’s (the Company) internal control over financial reporting as of February 2, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 2, 2019 and February 3, 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years ended February 2, 2019, February 3, 2018, and January 28, 2017, and the related notes (collectively, the consolidated financial statements), and our report dated April 17, 2019 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Jacksonville, Florida
April 17, 2019

Citi Trends, Inc.

Consolidated Balance Sheets

February 2, 2019 and February 3, 2018

(in thousands, except share data)

	February 2,	February 3,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$17,863	$48,451
Short-term investment securities	50,350	31,500
Inventory	139,841	137,701
Prepaid and other current assets	17,544	15,694
Total current assets	225,598	233,346
Property and equipment, net	56,224	61,777
Long-term investment securities	8,883	25,451
Deferred tax asset	6,539	5,777
Other assets	745	720
Total assets	$297,989	$327,071

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$73,391	$75,947
Accrued expenses	15,311	13,762
Accrued compensation	12,746	17,013
Income tax payable	395	1,916
Layaway deposits	526	532
Total current liabilities	102,369	109,170
Other long-term liabilities	8,195	8,433
Total liabilities	110,564	117,603

Stockholders’ equity:
Common stock, $0.01 par value. Authorized 32,000,000 shares; 15,827,713 shares issued as of February 2, 2019 and 15,777,946 shares issued as of February 3, 2018; 12,158,237 shares outstanding as of February 2, 2019 and 13,743,776 shares outstanding as of February 3, 2018	157	156
Paid in capital	91,794	90,605
Retained earnings	176,094	158,927
Treasury stock, at cost; 3,669,476 shares held as of February 2, 2019 and 2,034,170 shares held as of February 3, 2018	(80,620)	(40,220)
Total stockholders’ equity	187,425	209,468

Commitments and contingencies (note 9)
Total liabilities and stockholders’ equity	$297,989	$327,071

See accompanying notes to consolidated financial statements

Citi Trends, Inc.

Consolidated Statements of Operations

Years Ended February 2, 2019, February 3, 2018, and January 28, 2017

(in thousands, except per share data)

	Fiscal 2018	Fiscal 2017	Fiscal 2016
Net sales	$769,553	$755,241	$695,175

Cost of sales (exclusive of depreciation shown separately below)	(476,326)	(466,022)	(428,167)
Selling, general and administrative expenses	(247,938)	(247,062)	(230,666)
Depreciation	(18,886)	(18,883)	(17,090)
Asset impairment	(1,274)	(507)	(313)
Income from operations	25,129	22,767	18,939
Interest income	1,353	883	571
Interest expense	(154)	(150)	(159)
Income before income taxes	26,328	23,500	19,351
Income tax expense	(4,954)	(8,926)	(6,020)
Net income	$21,374	$14,574	$13,331

Basic net income per common share	$1.64	$1.04	$0.91
Diluted net income per common share	$1.64	$1.03	$0.91

Weighted average number of shares outstanding
Basic	13,030	14,058	14,657
Diluted	13,070	14,116	14,662

See accompanying notes to consolidated financial statements

Citi Trends, Inc.

Consolidated Statements of Cash Flows

Years Ended February 2, 2019, February 3, 2018, and January 28, 2017

(in thousands)

	Fiscal 2018	Fiscal 2017	Fiscal 2016
Operating activities:
Net income	$21,374	$14,574	$13,331
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18,886	18,883	17,090
Asset impairment	1,274	507	313
Deferred income taxes	(762)	2,729	1,482
Loss on disposal of property and equipment	471	130	290
Insurance proceeds related to operating activities	475	1,349	847
Noncash stock-based compensation expense	2,238	1,632	2,923
Excess tax benefits from stock-based payment arrangements	—	—	(168)
Changes in assets and liabilities:
Inventory	(2,330)	(3,948)	1,665
Prepaid and other current assets	(2,135)	(2,398)	(1,689)
Other assets	(25)	5	(20)
Accounts payable	(2,844)	230	8,009
Accrued expenses and other long-term liabilities	(418)	(3,093)	54
Accrued compensation	(4,267)	8,092	(4,176)
Income tax payable/receivable	(1,521)	3,551	(182)
Layaway deposits	(6)	61	(26)
Net cash provided by operating activities	30,410	42,304	39,743

Investing activities:
Purchases of investment securities	(43,882)	(37,654)	(44,882)
Sales/redemptions of investment securities	41,600	45,420	43,726
Purchases of property and equipment	(13,256)	(20,986)	(23,932)
Insurance proceeds related to investing activities	195	443	421
Net cash used in investing activities	(15,343)	(12,777)	(24,667)

Financing activities:
Excess tax benefits from stock-based payment arrangements	—	—	168
Cash used to settle withholding taxes on stock option exercises and the vesting of nonvested restricted stock	(1,048)	(1,062)	(1,594)
Dividends paid to stockholders	(4,207)	(4,232)	(3,513)
Repurchase of common stock	(40,400)	(25,035)	—
Net cash used in financing activities	(45,655)	(30,329)	(4,939)
Net (decrease) increase in cash and cash equivalents	(30,588)	(802)	10,137

Cash and cash equivalents:
Beginning of year	48,451	49,253	39,116
End of year	$17,863	$48,451	$49,253

Supplemental disclosures of cash flow information:
Cash paid for interest	$127	$127	$127
Cash payments of income taxes	$7,237	$2,646	$4,720
Supplemental disclosures of noncash investing activities:
Accrual for purchases of property and equipment	$2,017	$1,474	$2,830

See accompanying notes to consolidated financial statements

Citi Trends, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended February 2, 2019, February 3, 2018, and January 28, 2017

(in thousands, except share amounts)

	Common Stock		Paid in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balances —January 30, 2016	15,707,859	$154	$88,540	$138,725	833,188	$(15,185)	$212,234
Vesting of nonvested shares and restricted stock units	—	2	—	—	—	—	2
Excess tax benefits from stock based payment arrangements	—	—	168	—	—	—	168
Issuance of nonvested shares to employees and directors under incentive plan	134,710	—	—	—	—	—	—
Forfeiture of nonvested shares by employees and directors	(25,018)	—	—	—	—	—	—
Stock-based compensation expense	—	—	2,923	—	—	—	2,923
Net share settlement of nonvested shares	(85,212)	(1)	(1,595)	—	—	—	(1,596)
Repurchase of common stock	—	—	—	—	—	—	—
Dividends paid to stockholders	—	—	—	(3,471)	—	—	(3,471)
Net income	—	—	—	13,331	—	—	13,331
Balances —January 28, 2017	15,732,339	155	90,036	148,585	833,188	(15,185)	223,591
Vesting of nonvested shares	12,982	2	—	—	—	—	2
Issuance of nonvested shares to employees and directors under incentive plan	118,676	—	—	—	—	—	—
Forfeiture of nonvested shares by employees and directors	(31,303)	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,632	—	—	—	1,632
Net share settlement of nonvested shares and restricted stock units	(54,748)	(1)	(1,063)	—	—	—	(1,064)
Repurchase of common stock	—	—	—	—	1,200,982	(25,035)	(25,035)
Dividends paid to stockholders	—	—	—	(4,232)	—	—	(4,232)
Net income	—	—	—	14,574	—	—	14,574
Balances —February 3, 2018	15,777,946	156	90,605	158,927	2,034,170	(40,220)	209,468
Vesting of nonvested restricted stock units	10,663	1	—	—	—	—	1
Issuance of nonvested shares to employees and directors under incentive plan	80,045	—	—	—	—	—	—
Stock-based compensation expense	—	—	2,238	—	—	—	2,238
Net share settlement of nonvested shares and restricted stock units	(40,941)	—	(1,049)	—	—	—	(1,049)
Repurchase of common stock	—	—	—	—	1,635,306	(40,400)	(40,400)
Dividends paid to stockholders	—	—	—	(4,207)	—	—	(4,207)
Net income	—	—	—	21,374	—	—	21,374
Balances—February 2, 2019	15,827,713	$157	$91,794	$176,094	3,669,476	$(80,620)	$187,425

See accompanying notes to consolidated financial statements

Citi Trends, Inc.

Notes to Consolidated Financial Statements

February 2, 2019, February 3, 2018 and January 28, 2017

(1)      Organization and Business

Citi Trends, Inc. and its subsidiary (the “Company”) operate as a value-priced retailer of urban fashion apparel and accessories for the entire family. As of February 2, 2019, the Company operated 562 stores in 32 states.

(2)      Summary of Significant Accounting Policies

(a)  Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany transactions and balances have been eliminated in consolidation.

(b)  Fiscal Year

The Company’s fiscal year ends on the Saturday closest to January 31 of each year. The years ended February 2, 2019, February 3, 2018 and January 28, 2017 are referred to as fiscal 2018, fiscal 2017 and fiscal 2016, respectively, in the accompanying consolidated financial statements.  Fiscal year 2017 is comprised of 53 weeks, while fiscal years 2018 and 2016 are each comprised of 52 weeks.

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

(d)  Inventory

Inventory is stated at the lower of cost (first-in, first-out basis) or net realizable value as determined by the retail inventory method for store inventory and the average cost method for distribution center inventory. Under the retail inventory method, the cost of inventory is determined by calculating a cost-to-retail ratio and applying it to the retail value of inventory. Merchandise markdowns are reflected in the inventory valuation when the retail price of an item is lowered in the stores. Inventory is recorded net of an allowance for shrinkage based on the most recent physical inventory counts.

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

(f)  Impairment of Long-Lived Assets

If facts and circumstances indicate that a long-lived asset may be impaired, the carrying value is reviewed. If this review indicates that the carrying value of the asset will not be recovered as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value. Non-cash impairment expense related primarily to leasehold improvements and fixtures and equipment at underperforming stores totaled $1.3 million, $0.5 million and $0.3 million in fiscal 2018, 2017 and 2016, respectively.

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

(i)  Revenue Recognition

The Company’s primary source of revenue is derived from the sale of clothing and accessories to its customers with the Company’s performance obligations satisfied at the point of sale when the customer pays for their purchase and receives the merchandise.  Sales taxes collected by the Company from customers are excluded from revenue.  Revenue from layaway sales is recognized at the point in time when the merchandise is paid for and control of the goods is transferred to the customer, thereby satisfying the Company’s performance obligation.  Non-refundable layaway service fees are recognized in revenue when collected by the Company from customers.  The Company defers revenue from the sale of gift cards and recognizes the associated revenue upon the redemption of the cards by customers to purchase merchandise.  Breakage on gift cards is minimal as the cards are generally subject to escheat regulations of the state in which the gift card subsidiary is located.

Sales Returns

The Company allows customers to return merchandise for up to thirty days after the date of sale.  Expected refunds to customers are recorded based on estimated margin using historical return information.  Under Accounting Standard Update (“ASU”) 2014-09, the Company recorded an estimated refund liability of $0.3 million, included in the line item “Accrued expenses,” and the carrying value of a return asset of $0.2 million, presented separately from inventory, included in the line item “Prepaid and other current assets” on the consolidated balance sheets.  The cumulative effect of the changes made to the February 2, 2019 consolidated balance sheet from the modified retrospective adoption of ASU 2014-09 on retained earnings was immaterial.

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

In the following table, the Company’s revenue is disaggregated by major product line.  The percentage of net sales related to each classification of its merchandise assortment for fiscal 2018, 2017 and 2016 was as follows:

	Percentage of Net Sales
	2018	2017	2016
Accessories	32%	32%	31%
Children’s	23%	23%	23%
Ladies’	22%	23%	24%
Men’s	17%	17%	17%
Home	6%	5%	5%

(j)  Cost of Sales

Cost of sales includes the cost of inventory sold during the period and transportation costs, including inbound freight related to inventory sold and freight from the distribution centers to the stores, net of discounts and allowances.  Distribution center costs, store occupancy expenses and advertising expenses are not considered components of cost of sales and are included as part of selling, general and administrative expenses.  Depreciation is also not considered a component of cost of sales and is included as a separate line item in the consolidated statements of operations.  Distribution center costs (exclusive of depreciation) for fiscal 2018, 2017 and 2016 were $17.6 million, $17.4 million and $17.2 million, respectively.

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

The following table provides a reconciliation of the number of average common shares outstanding used to calculate basic earnings per share to the number of common shares and common stock equivalents outstanding used in calculating diluted earnings per share for fiscal 2018, 2017 and 2016:

	2018	2017	2016
Weighted average number of common shares outstanding	13,030,063	14,058,008	14,656,753
Incremental shares from assumed vesting of nonvested restricted stock	39,631	57,887	5,519
Average number of common shares and common stock equivalents outstanding	13,069,694	14,115,895	14,662,272

The dilutive effect of stock-based compensation arrangements is accounted for using the treasury stock method.  This method assumes that the proceeds the Company receives from the exercise of stock options are used to repurchase common shares in the market.  Prior to the adoption of ASU No. 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting, in the first quarter of fiscal 2017, the Company included as assumed proceeds the amount of compensation costs attributed to future services and not yet recognized, and the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of outstanding options and vesting of nonvested restricted stock.  Following the adoption of ASU No. 2016-09, the assumed proceeds include only the amount of compensation costs attributed to future services and not yet recognized but does not include any tax benefits arising from the assumed exercise of outstanding options and the vesting of nonvested restricted stock.  For fiscal 2018, 2017 and 2016, respectively, there were 0, 0 and 4,000 options outstanding to purchase shares of common stock excluded from the calculation of diluted earnings per share because of antidilution.  For fiscal 2018, 2017 and 2016, respectively, there were 124,000, 125,000 and 237,000 shares of nonvested restricted stock, respectively, excluded from the calculation of diluted earnings per share because of antidilution.

(l)  Advertising

The Company expenses advertising as incurred. Advertising expense for fiscal 2018, 2017 and 2016 was $1.7 million, $2.0 million and $2.5 million, respectively.

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

The Company is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The Company included a liability of $0.8 million as of both February 2, 2019 and February 3, 2018 in other long-term liabilities, representing estimated expenses that would be incurred upon the termination of the Company’s operating leases.

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

(r)  Recent Accounting Pronouncements

Recently Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance requires an entity to recognize revenue on contracts with customers relating to the transfer of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  To achieve this, an entity is required to identify the contract with a customer; identify the separate performance obligations in the contract; determine the transaction price; allocate the transaction price to the separate performance obligations in the contract; and recognize revenue when (or as) the entity satisfies each performance obligation.  In August of 2015, the FASB issued ASU 2015-14 which defers the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017 and interim periods in the year of adoption.  The Company adopted ASU 2014-09 in fiscal 2018 beginning February 4, 2018 using the modified retrospective approach.  The Company’s primary source of revenue is derived from the sale of clothing and accessories to its customers with the Company’s performance obligations satisfied immediately when the customer pays for their purchase and receives the merchandise. As such, adoption of the new standard did not have a material impact on the Company’s consolidated balance sheet, results of operations or cash flows.  Additionally, the adoption of the ASU did not  result in significant changes to the Company’s business processes, controls, systems.

Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) which amends the existing guidance in ASC Topic 840, Leases. Additional amendments to the standard were issued subsequent to the initial release.  The new standard requires lessees to recognize a right-of-use (“ROU”) asset and a lease liability on the balance sheet for leases with such obligations representing the discounted value of future lease payments.  The Company will adopt the requirements of the new lease standard effective February 3, 2019, the first day of fiscal 2019.  As part of the implementation process, the Company has assessed its lease arrangements and evaluated practical expedient and accounting policy elections.  The Company is finalizing its evaluation of processes and controls, and has implemented necessary modifications to its existing lease system.  In adopting the new lease standard, the Company will elect the optional transition method which will apply the standard as of the effective date, but will not apply the standard to the comparative periods previously presented in its consolidated financial statements.  At the adoption date, the Company expects to recognize a cumulative effect adjustment to retained earnings as a result of the impairment of certain ROU assets.  The new standard provides optional practical expedients in transition.  The Company is electing the transition package of practical expedients allowed by the standard which permits it to not reassess prior conclusions regarding lease classification, identification and initial direct costs. Further, the Company is electing a short-term lease exception policy which permits it to not apply the recognition requirements of this standard to short-term leases (leases with terms of 12 months or less), as well as an accounting policy to account for lease and non-lease components as a single component for certain classes of assets.  The Company is not electing the hindsight practical expedient.

The adoption of ASU 2016-02 will have a material impact on the Company's consolidated balance sheet due to the recognition of ROU assets and lease liabilities related to operating leases.  The Company expects to record operating lease liabilities totaling approximately $130 million to $150 million based on the present value of the remaining minimum rental payments using a discount rate as of the date of adoption.  The Company also expects to record corresponding ROU assets based on the operating lease liabilities as adjusted for prepaid and deferred rent, unamortized lease incentives and other transition adjustments.  These estimates may differ from the actual amounts recorded upon adoption in fiscal 2019 as they are based on transition procedures completed to date.  The Company does not expect a material impact to its consolidated statement of operations or consolidated statement of cash flows.

(3)      Property and Equipment, net

The components of property and equipment as of February 2, 2019 and February 3, 2018 are as follows (in thousands):

	February 2,	February 3,
	2019	2018
Land	$479	$479
Buildings	30,779	30,540
Leasehold improvements	97,825	93,653
Furniture, fixtures and equipment	132,067	127,816
Computer equipment	38,039	37,115
Construction in progress	2,993	1,873
	302,182	291,476
Accumulated depreciation	(245,958)	(229,699)
	$56,224	$61,777

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

As of February 2, 2019, the Company’s investment securities are classified as held-to-maturity since the Company has the intent and ability to hold the investments to maturity. Such securities are carried at amortized cost plus accrued interest and consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
Short-term:
Obligations of the U.S. Treasury and U.S. government agencies (Level 1)	$38,706	$4	$(37)	$38,673
Obligations of states and municipalities (Level 2)	95	—	—	95
Bank certificates of deposit (Level 2)	11,549	—	—	11,549
	$50,350	$4	$(37)	$50,317
Long-term:
Obligations of the U.S. Treasury (Level 1)	$4,956	$—	$(16)	$4,940
Bank certificates of deposit (Level 2)	3,927	—	—	3,927
	$8,883	$—	$(16)	$8,867

The amortized cost and fair market value of investment securities as of February 2, 2019 by contractual maturity are as follows (in thousands):

		Fair
	Amortized	Market
	Cost	Value
Mature in one year or less	$50,350	$50,317
Mature after one year through five years	8,883	8,867
	$59,233	$59,184

As of February 3, 2018, the Company’s investment securities were classified as held-to-maturity and consisted of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
Short-term:
Obligations of the U.S. Treasury and U.S. government agencies (Level 1)	$10,162	$—	$(25)	$10,137
Obligations of states and municipalities (Level 2)	8,111	1	(2)	8,110
Bank certificates of deposit (Level 2)	13,227	—	-	13,227
	$31,500	$1	$(27)	$31,474
Long-term:
Obligations of the U.S. Treasury (Level 1)	$9,967	$—	$(116)	$9,851
Bank certificates of deposit (Level 2)	15,484	—	-	15,484
	$25,451	$—	$(116)	$25,335

The amortized cost and fair market value of investment securities as of February 3, 2018 by contractual maturity were as follows (in thousands):

		Fair
	Amortized	Market
	Cost	Value
Mature in one year or less	$31,500	$31,474
Mature after one year through five years	25,451	25,335
	$56,951	$56,809

There were no changes among the levels in the three fiscal years ended February 2, 2019.

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

(6)      Income Taxes

Income tax expense for fiscal 2018, 2017 and 2016 consists of the following (in thousands):

	2018	2017	2016
Current:
Federal	$(4,326)	$(5,249)	$(3,759)
State	(1,390)	(948)	(779)
Total current	(5,716)	(6,197)	(4,538)
Deferred:
Federal	619	(3,078)	(1,541)
State	143	349	59
Total deferred	762	(2,729)	(1,482)
Total income tax expense	$(4,954)	$(8,926)	$(6,020)

Income tax expense computed using the federal statutory rate is reconciled to the reported income tax expense as follows for fiscal 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Statutory rate applied to income before income taxes	$(5,529)	$(7,924)	$(6,773)
Revaluation of net deferred tax assets due to the Tax Cuts and Jobs Act	—	(1,925)	—
State income taxes, net of federal benefit	(1,250)	(549)	(903)
State tax credits	276	252	226
State tax credits - valuation allowance (net of federal benefit)	10	(79)	—
Tax exempt interest	16	24	20
General business credits	1,409	1,273	1,605
Excess tax benefits from stock based compensation	140	70	—
Other	(26)	(68)	(195)
Income tax expense	$(4,954)	$(8,926)	$(6,020)

The components of deferred tax assets and deferred tax liabilities as of February 2, 2019 and February 3, 2018 are as follows (in thousands):

	February 2,	February 3,
	2019	2018
Deferred tax assets:
Deferred rent amortization	$652	$558
Inventory capitalization	1,953	1,863
Book and tax depreciation differences	853	312
Vacation liability	653	585
State tax credits	2,863	2,676
Stock compensation	843	834
Legal expense reserve	178	73
Insurance liabilities	319	537
Other	412	342
Subtotal deferred tax assets	8,726	7,780
Less: State tax credits valuation allowance - net	(1,615)	(1,624)
Total deferred tax assets	7,111	6,156

Deferred tax liabilities:
Prepaid expenses	(572)	(379)
Total deferred tax liabilities	(572)	(379)
Net deferred tax asset	$6,539	$5,777

The Company files income tax returns in U.S. federal and state jurisdictions where it does business and is subject to examinations by the Internal Revenue Service (“IRS”) and other taxing authorities. With a few exceptions, the Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years prior to fiscal 2013.  The Company reviews and assesses uncertain tax positions, if any, with recognition and measurement of tax benefit based on a “more-likely-than-not” standard with respect to the ultimate outcome, regardless of whether this assessment is favorable or unfavorable.  As of February 2, 2019, there were no benefits taken on the Company’s income tax returns that do not qualify for financial statement recognition.   If a tax position does not meet the minimum statutory threshold to avoid payment of penalties and interest, a company is required to recognize an expense for the amount of the interest and penalty in the period in which the company claims or expects to claim the position on its tax return.  For financial statement purposes, companies are allowed to elect whether to classify such charges as either income tax expense or another expense classification.  Should such expense be incurred in the future, the Company will classify such interest as a component of interest expense and penalties as a component of income tax expense.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible and income tax credits may be utilized, management believes it is more likely than not that the Company will realize the benefits of these deductible differences with the exception of certain tax credits available in one state.  Beginning in 2011, the Company concluded that its ability to utilize a portion of such state’s tax credits was no longer more likely than not.  Such recognition resulted in the establishment of a valuation allowance which necessitated a charge to income tax expense and a reduction in deferred tax assets.  Subsequent to 2011, the Company has continued to earn such state credits and has further adjusted the related valuation allowance.  At February 2, 2019, the valuation allowance, net of federal tax benefit, totaled $1.6 million.

The effective income tax rate for fiscal 2018, 2017 and 2016 included the recognition of benefits arising from various federal and state tax credits.  Under current IRS and state income tax regulations, these credits may be carried back for one year or carried forward for periods up to 20 years.  The income tax benefit included $1.7 million related to such credits in fiscal 2018, $1.3 million related to such credits in fiscal 2017 and $1.8 million related to such credits in fiscal 2016.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act tax reform legislation. The legislation was effective January 1, 2018 and made significant changes to U.S. tax law including a reduction in the corporate income tax rate, changes to net operating loss carryforwards and carrybacks, and a repeal of the corporate alternative minimum tax. The legislation reduced the federal statutory tax rate from 35% to 21% and required corporations with fiscal years spanning periods before and after the effective date to use a blended federal tax rate for fiscal years which include January 1, 2018. As a result of the provision requiring a blended rate, the Company’s federal statutory rate was reduced from 35% to 33.7% with a commensurate reduction in income tax expense of $0.3 million for fiscal 2017. In addition, the Company was required to revalue its deferred tax assets and liabilities to reflect the reduced federal income tax rate expected to be in effect at the time of future reversals. Such revaluation resulted in the reduction of net deferred tax assets and a charge to income tax expense in the fourth quarter of 2017 of $1.9 million. The other provisions of the Tax Cuts and Jobs Act did not have a material impact on the fiscal 2017 consolidated financial statements.  In 2018, the Company’s effective income tax rate was significantly lower than previous years due to the reduction in the federal statutory tax rate.

(7)      Other Long-Term Liabilities

The components of other long-term liabilities as of February 2, 2019 and February 3, 2018 are as follows (in thousands):

	February 2,	February 3,
	2019	2018
Deferred rent	$2,344	$2,148
Tenant improvement allowances	4,037	4,325
Other	1,814	1,960
	$8,195	$8,433

(8)      Stockholders’ Equity

Repurchases of common stock

In March 2018, the Company’s Board of Directors approved a program that authorized the repurchase of up to $25.0 million in shares of the Company’s common stock.  During the first three quarters of fiscal 2018, the Company repurchased 866,748 shares of its common stock in the open market at an aggregate cost of $25.0 million.

In November 2018, the Company’s Board of Directors approved a new program that authorized the purchase of up to $25.0 million in shares of the Company’s common stock.  During the thirteen weeks ended February 2, 2019, the Company repurchased 768,558 shares of its common stock in the open market at an aggregate cost of $15.4 million.  At February 2, 2019, $9.6 million of shares remained available for purchase under this program.

Dividends

In fiscal 2018, the Company paid four quarterly dividends of $0.08 per common share on March 20, 2018, June 19, 2018, September 18, 2018 and December 26, 2018.  On February 12, 2019, the Company’s Board of Directors declared a dividend of $0.08 per common share, which was paid on March 19, 2019 to stockholders of record as of March 5, 2019. Any determination to declare and pay cash dividends for future quarters will be made by the Board of Directors.

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

Shares of time-based nonvested restricted stock granted to employees vest in equal installments over three years from the date of grant.  Shares issued to directors vest one year from the date of grant.  The Company records compensation expense for grants of time-based nonvested restricted stock on a straight line basis over the requisite service period of the stock recipients which is equal to the vesting period of the stock.  Total compensation cost for such stock is calculated based on the closing market price on the date of grant multiplied by the number of shares granted.  The Company expects to recognize $2.2 million in future compensation expense from the grants of time-based restricted stock over the requisite service period of up to three years.  Compensation costs for grants of performance-based restricted stock units (“RSUs”) are recorded in full on the date of grant using a lattice model to estimate fair market value.  During fiscal 2018, 2017 and 2016, compensation expense arising from time-based nonvested restricted stock grants and performance-based RSUs totaled $2.2 million, $1.6 million and $2.9 million, respectively.

A summary of activity related to time-based nonvested restricted stock grants during fiscal 2018 is as follows:

	Nonvested	Weighted Average
	Restricted	Grant Date
	Shares	Fair Value
Outstanding as of February 3, 2018	173,208	$19.02
Granted	80,045	30.03
Vested	(90,033)	19.55
Forfeited	—	—
Outstanding as of February 2, 2019	163,220	$24.09

In March 2018, the Company granted 8,400 RSUs to one employee.  The RSUs had performance vesting criteria which were based upon the closing price of the Company’s stock achieving certain thresholds.  The shares vest one-third upon achieving an average closing stock price for a 20 consecutive day period of $30.44; $35.01; and $40.26, respectively.  The awards expire three years from the date of grant.  On the date of grant, the Company expensed $137,000 which was the estimated fair market value.  One of these thresholds was achieved in 2018.

In March 2018, the Company granted 8,401 RSUs to one employee.  The RSUs had performance vesting criteria which were based upon the Company achieving certain thresholds of adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”).  The shares vest one-third upon achieving trailing 12-month adjusted EBITDA levels of $51.4 million, $59.1 million, and $67.9, respectively.  The awards expire three years from the date of grant.  During 2018, the Company expensed $78,000 which was the estimated fair market value.  None of these thresholds were achieved in 2018.

In March 2017, the Company granted 23,551 RSUs to two employees.  The RSUs had performance vesting criteria which were based upon the closing price of the Company’s stock achieving certain thresholds.  The shares vest one-fourth upon achieving a closing stock price for a 20 consecutive day period of $19.10; $21.70; $24.30; and $26.90, respectively.  The awards expire three years from the date of grant.  On the date of grant, the Company expensed $306,000 which was the estimated fair market value.  One of the two employees resigned after the date of grant and forfeited his shares.  Three of these thresholds were achieved in 2017 and the final threshold was achieved in 2018.

In March 2016, the Company granted 24,816 RSUs to two employees.  The RSUs had performance vesting criteria which were based upon the closing price of the Company’s stock achieving certain thresholds.  The shares vest one-fourth upon achieving a closing stock price for a 20 consecutive day period of $20.75; $23.50; $26.25; and $29.00, respectively.  The awards expire three years from the date of grant.  On the date of grant, the Company expensed $238,000 which was the estimated fair market value.  Two of these thresholds were achieved in 2017 and the other two thresholds were achieved in 2018.

Income tax benefits or deficiencies arising from the fair market value of restricted stock shares at vesting versus the cumulative compensation cost of such shares are recorded as a component of income tax expense in the Company’s consolidated statement of operations.  Such income tax benefits totaled $140,000 in fiscal 2018 and $70,000 in fiscal 2017.

(9)      Commitments and Contingencies

The Company leases its stores under operating leases, which generally have an initial term of five years with renewal options. Future minimum rent payments under operating leases having noncancellable lease terms as of February 2, 2019 are as follows (in thousands):

Fiscal Year:
2019	$47,289
2020	39,294
2021	28,228
2022	16,880
2023	9,440
Thereafter	7,836
Total future minimum lease payments	$148,967

Certain operating leases provide for fixed monthly rents, while others provide for contingent rents computed as a percentage of net sales and others provide for a combination of both fixed monthly rents and contingent rents computed as a percentage of net sales.

Rent expense was $55.3 million, $53.0 million and $50.7 million in fiscal 2018, 2017 and 2016 (including $0.5 million, $0.5 million and $0.4 million of contingent rent), respectively.

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

(10)      Valuation and Qualifying Accounts

The following table summarizes the allowances for inventory shrinkage and deferred tax assets (in thousands):

	Allowance for	Allowance for
	Inventory	Deferred Tax
	Shrinkage	Assets
Balance as of January 30, 2016	$2,584	$1,272
Additions charged to costs and expenses	9,351	—
Deductions	(8,836)	—
Balance as of January 28, 2017	3,099	1,272
Additions charged to costs and expenses	11,103	79
Impact of tax reform	—	273
Deductions	(10,698)	—
Balance as of February 3, 2018	3,504	1,624
Additions charged to costs and expenses	9,643	—
Deductions	(10,033)	(9)
Balance as of February 2, 2019	$3,114	$1,615

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

(11)      Unaudited Quarterly Results of Operations

	Quarter Ended
	Feb. 2	Nov. 3	Aug. 4	May 5	Feb. 3	Oct. 28	Jul. 29	Apr. 29
	2019	2018	2018	2018	2018 (1)	2017	2017	2017
	(in thousands, except per share and share amounts)
Statement of Operations Data:
Net sales	$201,158	$175,364	$181,999	$211,032	$212,143	$176,943	$166,200	$199,955

Cost of sales (exclusive of depreciation shown separately below)	(126,095)	(110,420)	(110,398)	(129,413)	(131,363)	(110,094)	(102,175)	(122,390)
Selling, general and administrative expenses	(61,459)	(61,189)	(62,285)	(63,005)	(65,623)	(61,118)	(59,834)	(60,487)
Depreciation	(4,636)	(4,600)	(4,676)	(4,974)	(5,020)	(4,976)	(4,589)	(4,298)
Asset impairment	(152)	(180)	(942)	—	(430)	—	(77)	—
Income (loss) from operations	8,816	(1,025)	3,698	13,640	9,707	755	(475)	12,780
Interest, net	334	282	325	258	228	178	178	149

Income (loss) before income taxes	9,150	(743)	4,023	13,898	9,935	933	(297)	12,929
Income tax (expense) benefit	(1,802)	237	(788)	(2,601)	(4,688)	(286)	87	(4,039)
Net income (loss)	$7,348	$(506)	$3,235	$11,297	$5,247	$647	$(210)	$8,890

Net income (loss) per common share: (2)
Basic	$0.59	$(0.04)	$0.24	$0.83	$0.39	$0.05	$(0.01)	$0.60
Diluted	$0.59	$(0.04)	$0.24	$0.83	$0.38	$0.05	$(0.01)	$0.60
Weighted average shares used to compute net income (loss) per common share:
Basic	12,447,209	12,780,472	13,314,470	13,578,100	13,567,870	13,563,295	14,381,738	14,719,130
Diluted	12,470,560	12,780,472	13,351,321	13,631,266	13,652,330	13,614,404	14,381,738	14,779,930

(1) Fourth quarter includes the impact of the Tax Cuts and Jobs Act enacted in December 2017.  See Note 6 to the consolidated financial statements for additional information.

(2) Net income (loss) per share is computed independently for each period presented. As a result, the total of net income (loss) per share for the four quarters may not equal the annual amount.

(12)Subsequent Events

On April 11, 2019, the Company entered into a Settlement Agreement with Macellum SPV III, LP, Macellum Management, LP, Macellum Advisors GP, LLC, and Jonathan Duskin, a member of our board of directors (collectively, “Macellum”), to settle the Company’s election contest with such persons in connection with the Company’s 2019 annual meeting of stockholders.  Pursuant to the Settlement Agreement, the Company agreed to reimburse Macellum for certain documented out-of-pocket costs, fees and expenses incurred and paid in connection with proxy solicitation activities in an amount not to exceed $500,000.

XBRL-Only Content Section