Form 10-Q
period 2019-05-04
Citi Trends Inc
filed 2019-06-10
CIK 1318484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number  000-51315

CITI TRENDS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	52-2150697
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

104 Coleman Boulevard
Savannah, Georgia	31408
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (912) 236-1561

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	CTRN	NASDAQ Stock Market

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

As of May 20, 2019, the registrant had 12,082,721 outstanding shares of common stock, $0.01 par value per share.

CITI TRENDS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Citi Trends, Inc.

Condensed Consolidated Balance Sheets

May 4, 2019 and February 2, 2019

(Unaudited)

(in thousands, except share data)

	May 4,	February 2,
	2019	2019
Assets
Current assets:
Cash and cash equivalents	$29,484	$17,863
Short-term investment securities	43,135	50,350
Inventory	131,254	139,841
Prepaid and other current assets	14,018	17,544
Total current assets	217,891	225,598
Property and equipment, net of accumulated depreciation of $249,909 and $245,958 as of May 4, 2019 and February 2, 2019, respectively	54,921	56,224
Operating lease right of use assets	149,125	—
Long-term investment securities	7,777	8,883
Deferred tax asset	7,085	6,539
Other assets	749	745
Total assets	$437,548	$297,989

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$64,201	$73,391
Operating lease liabilities	41,027	—
Accrued expenses	13,862	15,311
Accrued compensation	8,142	12,746
Income tax payable	1,553	395
Layaway deposits	1,255	526
Total current liabilities	130,040	102,369
Noncurrent operating lease liabilities	115,121	—
Other long-term liabilities	1,838	8,195
Total liabilities	246,999	110,564

Stockholders’ equity:
Common stock, $0.01 par value. Authorized 32,000,000 shares; 15,848,609 shares issued as of May 4, 2019 and 15,827,713 shares issued as of February 2, 2019; 12,096,821 shares outstanding as of May 4, 2019 and 12,158,237 shares outstanding as of February 2, 2019	157	157
Paid in capital	91,788	91,794
Retained earnings	180,864	176,094
Treasury stock, at cost; 3,751,788 shares held as of May 4, 2019 and 3,669,476 shares held as of February 2, 2019	(82,260)	(80,620)
Total stockholders’ equity	190,549	187,425

Commitments and contingencies (note 9)
Total liabilities and stockholders’ equity	$437,548	$297,989

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Income

Thirteen Weeks Ended May 4, 2019 and May 5, 2018

(Unaudited)

(in thousands, except per share amounts)

	Thirteen Weeks Ended
	May 4,	May 5,
	2019	2018
Net sales	$205,032	$211,032

Cost of sales (exclusive of depreciation shown separately below)	(128,238)	(129,413)
Selling, general and administrative expenses	(63,447)	(63,005)
Depreciation	(4,614)	(4,974)
Income from operations	8,733	13,640
Interest income	379	295
Interest expense	(38)	(37)
Income before income taxes	9,074	13,898
Income tax expense	(1,286)	(2,601)
Net income	$7,788	$11,297

Basic net income per common share	$0.65	$0.83
Diluted net income per common share	$0.65	$0.83

Weighted average number of shares outstanding
Basic	11,976	13,578
Diluted	12,006	13,631

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Cash Flows

Thirteen Weeks Ended May 4, 2019 and May 5, 2018

(Unaudited)

(in thousands)

	Thirteen Weeks Ended
	May 4,	May 5,
	2019	2018
Operating activities:
Net income	$7,788	$11,297
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,614	4,974
Amortization of operating lease right of use assets	11,777	—
Loss on disposal of property and equipment	2	29
Deferred income taxes	153	290
Noncash stock-based compensation expense	706	584
Changes in assets and liabilities:
Inventory	8,587	12,370
Prepaid and other current assets	(477)	(678)
Other assets	(4)	4
Accounts payable	(9,628)	(12,166)
Accrued expenses and other long-term liabilities	(11,904)	(1,373)
Accrued compensation	(4,604)	(7,910)
Income tax payable/receivable	1,158	2,312
Layaway deposits	729	770
Net cash provided by operating activities	8,897	10,503
Investing activities:
Sales/redemptions of investment securities	13,146	13,668
Purchases of investment securities	(4,825)	(11,928)
Purchases of property and equipment	(2,287)	(1,978)
Net cash provided by (used in) investing activities	6,034	(238)
Financing activities:
Cash used to settle withholding taxes on the vesting of nonvested restricted stock	(712)	(981)
Dividends paid to stockholders	(958)	(1,085)
Repurchase of common stock	(1,640)	(2,672)
Net cash used in financing activities	(3,310)	(4,738)
Net increase in cash and cash equivalents	11,621	5,527
Cash and cash equivalents:
Beginning of period	17,863	48,451
End of period	$29,484	$53,978

Supplemental disclosures of cash flow information:
Cash paid for interest	$31	$31
Cash refunds of income taxes	$(25)	$(1)
Supplemental disclosures of noncash investing activities:
Accrual for purchases of property and equipment	$1,026	$404

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Thirteen Weeks Ended May 4, 2019 and May 5, 2018

(Unaudited)

(in thousands, except share amounts)

	Thirteen Weeks Ended May 4, 2019
	Common Stock		Paid in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balances —February 2, 2019	15,827,713	$157	$91,794	$176,094	3,669,476	$(80,620)	$187,425
Adoption of lease accounting standard (see Note 11)	—	—	—	(2,060)	—	—	(2,060)
Vesting of nonvested restricted stock units	—	1	—	—	—	—	1
Issuance of nonvested shares to employees and directors under incentive plan	57,133	—	—	—	—	—	—
Stock-based compensation expense	—	—	706	—	—	—	706
Net share settlement of nonvested shares and restricted stock units	(36,237)	(1)	(712)	—	—	—	(713)
Repurchase of common stock	—	—	—	—	82,312	(1,640)	(1,640)
Dividends paid to stockholders ($0.08 per common share)	—	—	—	(958)	—	—	(958)
Net income	—	—	—	7,788	—	—	7,788
Balances—May 4, 2019	15,848,609	$157	$91,788	$180,864	3,751,788	$(82,260)	$190,549

	Thirteen Weeks Ended May 5, 2018
	Common Stock		Paid in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balances —February 3, 2018	15,777,946	$156	$90,605	$158,927	2,034,170	$(40,220)	$209,468
Vesting of nonvested restricted stock units	10,663	1	—	—	—	—	1
Issuance of nonvested shares to employees and directors under incentive plan	65,663	—	—	—	—	—	—
Stock-based compensation expense	—	—	584	—	—	—	584
Net share settlement of nonvested shares and restricted stock units	(38,421)	—	(982)	—	—	—	(982)
Repurchase of common stock	—	—	—	—	85,537	(2,672)	(2,672)
Dividends paid to stockholders ($0.08 per common share)	—	—	—	(1,085)	—	—	(1,085)
Net income	—	—	—	11,297	—	—	11,297
Balances—May 5, 2018	15,815,851	$157	$90,207	$169,139	2,119,707	$(42,892)	$216,611

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

May 4, 2019

1. Basis of Presentation

Citi Trends, Inc. and its subsidiary (the “Company”) operate as a value-priced retailer of urban fashion apparel and accessories for the entire family.  As of May 4, 2019, the Company operated 561 stores in 32 states.

The condensed consolidated balance sheet as of May 4, 2019 and the condensed consolidated statements of income and cash flows for the thirteen week periods ended May 4, 2019 and May 5, 2018 have been prepared by the Company without audit. The condensed consolidated balance sheet as of February 2, 2019 has been derived from the audited financial statements as of that date, but does not include all required year-end disclosures.  In the opinion of management, such statements include all adjustments considered necessary to present fairly the Company’s financial position as of May 4, 2019 and February 2, 2019, and its results of operations and cash flows for all periods presented.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended February 2, 2019.

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all information and footnotes required by U.S. GAAP for complete financial statements.  Operating results for the thirteen weeks ended May 4, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending February 1, 2020.

The following contains references to fiscal years 2019 and 2018, which represent fiscal years ending or ended on February 1, 2020 and February 2, 2019, respectively.  Fiscal 2019 and 2018 both have 52-week accounting periods.

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

The dilutive effect of stock-based compensation arrangements is accounted for using the treasury stock method.  The Company includes as assumed proceeds the amount of compensation cost attributed to future services and not yet recognized.  For the thirteen weeks ended May 4, 2019 and May 5, 2018, there were 128,000 and 108,000 shares of nonvested restricted stock, respectively, excluded from the calculation of diluted earnings per share because of antidilution.

The following table provides a reconciliation of the weighted average number of common shares outstanding used to calculate basic earnings per share to the number of common shares and common stock equivalents outstanding used in calculating diluted earnings per share for the thirteen week periods ended May 4, 2019 and May 5, 2018:

	Thirteen Weeks Ended
	May 4, 2019	May 5, 2018
Weighted average number of common shares outstanding	11,976,142	13,578,100
Incremental shares from assumed vesting of nonvested restricted stock	30,164	53,166
Weighted average number of common shares and common stock equivalents outstanding	12,006,306	13,631,266

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

As of May 4, 2019, the Company’s investment securities are classified as held-to-maturity since the Company has the intent and ability to hold the investments to maturity.  Such securities are carried at amortized cost plus accrued interest and consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
Short-term:
Obligations of the U.S. Treasury and U.S. government agencies (Level 1)	$34,329	$10	$(22)	$34,317
Bank certificates of deposit (Level 2)	8,806	—	—	8,806
	$43,135	$10	$(22)	$43,123
Long-term:
Obligations of the U.S. Treasury (Level 1)	$990	$—	$(1)	$989
Bank certificates of deposit (Level 2)	6,787	—	—	6,787
	$7,777	$—	$(1)	$7,776

The amortized cost and fair market value of investment securities as of May 4, 2019 by contractual maturity are as follows (in thousands):

		Fair
	Amortized	Market
	Cost	Value
Mature in one year or less	$43,135	$43,123
Mature after one year through five years	7,777	7,776
	$50,912	$50,899

As of February 2, 2019, the Company’s investment securities were classified as held-to-maturity and consisted of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
Short-term:
Obligations of the U.S. Treasury and U.S. government agencies (Level 1)	$38,706	$4	$(37)	$38,673
Obligations of states and municipalities (Level 2)	95	—	—	95
Bank certificates of deposit (Level 2)	11,549	—	—	11,549
	$50,350	$4	$(37)	$50,317
Long-term:
Obligations of the U.S. Treasury (Level 1)	$4,956	$—	$(16)	$4,940
Bank certificates of deposit (Level 2)	3,927	—	—	3,927
	$8,883	$—	$(16)	$8,867

The amortized cost and fair market value of investment securities as of February 2, 2019 by contractual maturity were as follows (in thousands):

		Fair
	Amortized	Market
	Cost	Value
Mature in one year or less	$50,350	$50,317
Mature after one year through five years	8,883	8,867
	$59,233	$59,184

There were no changes among the levels in the thirteen weeks ended May 4, 2019.

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

U.S. GAAP requires companies to calculate income taxes by applying their estimated full-year tax rate in each interim period unless the estimated full-year tax rate is not reliably predictable.  For the thirteen weeks ended May 4, 2019 and May 5, 2018, the Company utilized this annual effective tax rate method to calculate income taxes.

For the three months ended May 4, 2019, the effective income tax rate was 14.2%.  This compares with a rate of 18.7% for the three months ended May 5, 2018.  The decrease in the effective income tax rate was due primarily to lower pretax income compared with the prior year, along with an increase in federal and state tax credits.

8. Other Long-Term Liabilities

The components of other long-term liabilities as of May 4, 2019 and February 2, 2019 are as follows (in thousands):

	May 4,		February 2,
	2019		2019
Deferred rent	$—	(1)	$2,344
Tenant improvement allowances	—	(1)	4,037
Other	1,838		1,814
	$1,838		$8,195

(1)

Commencing February 3, 2019, deferred rent and tenant improvement allowances are included as part of the Company’s operating lease right of use assets (see Note 11 regarding the Company’s adoption of lease accounting standard).

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

10. Stock Repurchase Program and Cash Dividends

Repurchases of Common Stock

On November 28, 2018, the Company’s Board of Directors approved a program that authorized the purchase of up to $25.0 million in shares of the Company’s common stock.  During the thirteen weeks ended May 4, 2019, the Company repurchased 82,312 shares of its common stock at an aggregate cost of $1.6 million.  At May 4, 2019, $8.0 million remained available for purchase under this program.

Dividends

On February 12, 2019, the Company’s Board of Directors declared a dividend of $0.08 per common share, which was paid on March 19, 2019 to stockholders of record as of March 5, 2019.  On May 21, 2019, the Company’s Board of Directors declared a dividend of $0.08 per common share payable on June 18, 2019 to stockholders of record as of June 4, 2019.  Any determination to declare and pay cash dividends for future quarters will be made by the Board of Directors.

11.  Recent Accounting Pronouncements

Recently Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016–02” or “Topic 842”) which replaced the existing guidance in ASC 840, Leases. The new standard established a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted ASU 2016-02 on February 3, 2019, the first day of fiscal 2019.  As part of the implementation process, the Company assessed its lease arrangements, evaluated practical expedient and accounting policy elections and implemented necessary modifications to its existing lease system. In adopting the new lease standard, the Company elected the optional transition method which applied the standard as of the effective date but did not apply the standard to the comparative periods previously presented in the consolidated financial statements. The new standard also provided optional practical expedients for transition, which the Company elected, which permitted it to not reassess prior conclusions regarding lease classification, identification or initial direct costs. Further, the Company elected a short-term lease exception policy which permitted it to not apply the recognition requirements of the new standard to short-term leases (leases with terms of 12 months or less). The Company also elected an accounting policy to account for lease and non-lease components as a single component for certain classes of assets. The Company did not elect an optional hindsight practical expedient.

The Company leases all of its retail store locations and certain office space and equipment. All leases are classified as operating leases. Under the new guidance, right–of-use assets and lease liabilities are recognized based on the present value of future minimum lease payments over the lease term. The Company uses its incremental borrowing rate as the discount rate which approximates the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the total lease payments under similar terms.  The incremental borrowing rate for existing leases as of the opening balance sheet date was based on the remaining terms of the leases.  The incremental borrowing rate for all new or amended leases is based upon the lease terms which include the contractual period obligated by the leases plus any additional periods covered by options available to extend the leases if the Company is reasonably certain to exercise such options.  Lease expense for fixed lease payments is recognized on a straight-line basis over the lease term and is included in selling, general and administrative expenses. Adoption of the new standard resulted in the recording of operating lease right-of-use assets and operating lease liabilities of approximately $133.6 million and $141.0 million, respectively, as of February 3, 2019. The difference between the lease assets and lease liabilities was primarily due to reclassification of lease incentives, as well as impairment of operating lease right-of-use assets for stores previously impaired as of the effective date.  Lease impairment, net of the related deferred taxes, totaled approximately $2.1 million and is reflected as an adjustment to retained earnings at the transition date.

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

Sales Returns

The Company allows customers to return merchandise for up to thirty days after the date of sale.  Expected refunds to customers are recorded based on estimated margin using historical return information.  Under ASU 2014-09, the Company recorded an estimated refund liability of $0.4 million, included in the line item “Accrued expenses,” and the carrying value of a return asset of $0.2 million, presented separately from inventory, included in the line item “Prepaid and other current assets” on the condensed consolidated balance sheets as of May 4, 2019 and February 2, 2019.

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

In the following table, the Company’s revenue from contracts with customers is disaggregated by major product line.  The percentage of net sales related to each classification of its merchandise assortment for the first quarter of fiscal 2019 and 2018 was approximately:

	Thirteen Weeks Ended
	May 4,	May 5,
	2019	2018
Accessories	34%	32%
Ladies'	23%	25%
Children's	21%	22%
Men's	16%	16%
Home	6%	5%

13.  Leases

The Company leases its retail store locations and certain office space and equipment.  The Company analyzes all leases at inception to determine if a right-of-use asset and lease liability should be recognized. Leases with an initial term of 12 months or less and leases with mutual termination clauses are not included on the condensed consolidated balance sheet. The lease liability is measured at the present value of future lease payments as of the lease commencement date, or as of the date of adoption of ASU 2016-02 for leases existing at the adoption date.  The right-of-use asset recognized is based on the lease liability adjusted for prepaid and deferred rent and unamortized lease incentives.

Total lease cost is comprised of operating lease costs, short-term lease costs, and variable lease costs, which include rent paid as a percentage of sales, common area maintenance, real estate taxes and insurance for the Company’s real estate leases.  Lease expense for the first thirteen weeks ended May 4, 2019 is as follows (in thousands):

Thirteen Weeks Ended
May 4, 2019
Operating lease cost	$11,777
Variable lease cost	2,316
Short term lease cost	256
Total lease cost	$14,349

Future minimum lease payments as of May 4, 2019 are as follows (in thousands):

Fiscal Year	Lease Costs
Remainder of 2019	$34,812
2020	45,762
2021	35,209
2022	23,480
2023	15,938
Thereafter	15,863
Total future minimum lease payments	171,064
Less: imputed interest	(14,916)	(1)
Total present value of lease liabilities	$156,148	(2)

(1)	Calculated using the discount rate for each lease.
(2)	Includes short-term and long-term operating leases.

Adoption of the lease accounting standard (Topic 842) using the effective transition method requires the Company to provide relevant disclosures in accordance with ASC 840, Leases for all prior periods presented.  Future minimum lease payments as of February 2, 2019 were as follows (in thousands):

Fiscal Year	Lease Costs
2019	$47,289
2020	39,294
2021	28,228
2022	16,880
2023	9,440
Thereafter	7,836
Total future minimum lease payments	$148,967

Certain operating leases provide for fixed monthly rents, while others provide for contingent rents computed as a percentage of net sales and others provide for a combination of both fixed monthly rents and contingent rents computed as a percentage of net sales.

Supplemental cash flow and other information related to operating leases for the thirteen weeks ended May 4, 2019 is as follows (in thousands, except for weighted average amounts):

Thirteen Weeks Ended
May 4, 2019
Cash paid for operating leases	$12,594
Right of use assets obtained in exchange for new operating lease liabilities	$26,826

Weighted average remaining lease term (years) - operating leases	4.29
Weighted average discount rate - operating leases	3.81%

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

The factors that may result in actual results differing from such forward-looking information include, but are not limited to: transportation and distribution delays or interruptions; changes in freight rates; the Company’s ability to negotiate effectively the cost and purchase of merchandise; inventory risks due to shifts in market demand; the Company’s ability to gauge fashion trends and changing consumer preferences; changes in consumer spending on apparel; changes in product mix; interruptions in suppliers’ businesses; a deterioration in general economic conditions, whether caused by acts of war or terrorism or other factors; the results of pending or threatened litigation; temporary changes in demand due to weather patterns; seasonality of the Company’s business; delays associated with building, opening and operating new stores; delays associated with building, opening or expanding new or existing distribution centers; and other factors described in the section titled “Item 1A. Risk Factors” and elsewhere in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2019 and in Part II, “Item 1A. Risk Factors” and elsewhere in the Company’s Quarterly Reports on Form 10-Q and any amendments thereto and in the other documents the Company files with the SEC, including reports on Form 8-K.

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

Overview

We are a value-priced retailer of urban fashion apparel and accessories for the entire family. Our merchandise offerings are designed to appeal to the fashion preferences of value-conscious consumers, particularly African-Americans. We operated 561 stores in both urban and rural markets in 32 states as of May 4, 2019.

Accounting Periods

The following discussion contains references to fiscal years 2019 and 2018, which represent fiscal years ending or ended on February 1, 2020 and February 2, 2019, respectively.  Fiscal 2019 and fiscal 2018 both have 52-week accounting periods.  This discussion and analysis should be read with the unaudited condensed consolidated financial statements and the notes thereto contained in Part 1, Item 1 of this report.

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

Key Operating Statistics

We measure performance using key operating statistics. One of the main performance measures we use is comparable store sales growth. We define a comparable store as a store that has been opened for an entire fiscal year. Therefore, a store will not be considered a comparable store until its 13th month of operation at the earliest or until its 24th month at the latest. As an example, stores opened in fiscal 2018 and fiscal 2019 are not considered comparable stores in fiscal 2019. Relocated and expanded stores are included in the comparable store sales results. We also use other operating statistics, most notably average sales per store, to measure our performance. As we typically occupy existing space in established shopping centers rather than sites built specifically for our stores, store square footage (and therefore sales per square foot) varies by store. We focus on overall store sales volume as the critical driver of profitability.

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

Provided below is a reconciliation of net income to EBITDA and to Adjusted EBITDA for the thirteen week periods ended May 4, 2019 and May 5, 2018 (in thousands):

	Thirteen Weeks Ended
	May 4, 2019	May 5, 2018

Net income (loss)	$7,788	$11,297

Plus:
Interest expense	38	37
Income tax expense	1,286	2,601
Depreciation	4,614	4,974

Less:
Interest income	(379)	(295)
EBITDA	13,347	18,614

Plus:
Asset impairment	—	—
Proxy contest expenses	1,042	—

Adjusted EBITDA	$14,389	$18,614

Thirteen Weeks Ended May 4, 2019 and May 5, 2018

Net Sales.  Net sales decreased $6.0 million, or 2.8%, to $205.0 million in the thirteen weeks ended May 4, 2019 from $211.0 million in the thirteen weeks ended May 5, 2018.  The decrease in sales was due to a 4.5% decrease in comparable store sales and the impact of closing seven stores since last year’s first quarter, partially offset by the opening of 15 new stores since last year’s first quarter.  The decrease in comparable store sales was reflected in a decrease in customer transactions of less than 5% and a 1% decrease in the average number of items per transaction, partially offset by an increase in the average unit sale of more than 1%.  Comparable store sales changes by major merchandise class were as follows in the first quarter of 2019: Home +5%; Accessories +2%; Men’s -5%; Children’s -9%; and Ladies’ -11%.

The 4.5% comparable store sales decrease totaled $9.3 million, while store opening and closing activity resulted in a net sales increase of $3.3 million.

Cost of sales (exclusive of depreciation).  Cost of sales (exclusive of depreciation) decreased $1.2 million, or 0.9%, to $128.2 million in the first quarter of 2019 from $129.4 million in last year’s first quarter.  Cost of sales as a percentage of sales increased to 62.5% in the first quarter of 2019 from 61.3% in last year’s first quarter, due primarily to a 90 basis points increase in merchandise markdowns, as more markdowns were taken in this year’s first quarter in response to the challenging sales environment.  Freight costs increased 30 basis points as a result of continued pressures in the trucking industry.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $0.4 million, or 0.7%, to $63.4 million in the first quarter of 2019 from $63.0 million in last year’s first quarter due primarily to $1.0 million of expenses incurred in connection with a proxy contest, along with the impact on expenses of opening 15 new stores since last year’s first quarter and normal inflationary pressure on expenses such as rent and payroll, partially offset by a $1.0 million decrease in incentive compensation expense resulting from less favorable earnings results in relation to target.  As a percentage of sales, selling, general and administrative expenses increased to 30.9% in the first quarter of 2019 from 29.9% in the first quarter of 2018.

Depreciation.  Depreciation expense decreased $0.4 million, or 7.2%, to $4.6 million in the first quarter of 2019 from $5.0 million in the first quarter of 2018.

Income Tax Expense.  Income tax expense decreased $1.3 million, or 50.6%, to $1.3 million in this year’s first quarter from $2.6 million in the first quarter of 2018 due to a decrease in pretax income, along with a decrease in the effective income tax rate from 18.7% to 14.2%.

Net Income.  Net income decreased $3.5 million, or 31.1%, to $7.8 million in the first quarter of 2019 from $11.3 million in the first quarter of 2018 due to the factors discussed above.

Liquidity and Capital Resources

Our cash requirements are primarily for working capital and capital expenditures for new and existing stores, distribution infrastructure and information systems.  In addition, in November 2018, we initiated a share repurchase program of up to $25 million and, in the first quarter of 2019, repurchased shares of our common stock at an aggregate cost of $1.6 million.  In recent years, we have met these cash requirements using cash flow from operations and short-term trade credit.  We expect to be able to meet future cash requirements with cash flow from operations, short-term trade credit, existing balances of cash and investment securities and, if necessary, borrowings under our revolving credit facility described in Note 6 to the unaudited condensed consolidated financial statements included in Part I, Item1 of this report.

Current Financial Condition. As of May 4, 2019, we had total cash and cash equivalents of $29.5 million compared to $17.9 million as of February 2, 2019.  Additionally, we had $43.1 million and $7.8 million of short-term and long-term investment securities, respectively, as of May 4, 2019, compared with $50.4 million and $8.9 million, respectively, as of February 2, 2019.  These securities are comprised of bank certificates of deposit and obligations of the U.S. Treasury, states and municipalities. Inventory represented 30.0% of our total assets as of May 4, 2019, compared to 46.9% as of February 2, 2019.  Management’s ability to manage our inventory can have a significant impact on our cash flows from operations during a given interim period or fiscal year. In addition, inventory purchases can be seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise.

Cash Flows From Operating Activities. Net cash provided by operating activities was $8.9 million in the thirteen weeks ended May 4, 2019 compared to $10.5 million in the same period of 2018.  Sources of cash provided during the first quarter of 2019 included net income adjusted for non-cash expenses such as depreciation, amortization of operating lease right of use assets, loss on disposal of property and equipment, deferred income taxes and stock-based compensation expense, totaling $25.0 million (compared to $17.2 million in the first quarter of 2018).  Other significant sources of cash in the first quarter of 2019 were (1) an $8.6 million decrease in inventory (compared to a $12.4 million decrease in the first quarter of 2018) due to apparel retail seasonality which typically results in having more inventory at the beginning of the spring selling season than at the end; and (2) a $1.2 million change in the income tax payable/receivable (compared to a $2.3 million change in the first quarter of 2018) due to income tax expense being accrued on first quarter pretax income while no estimated tax payments were due during the quarter.

Significant uses of cash from operating activities in the first quarter of 2019 were (1) a $11.9 million decrease in accrued expenses and other long-term liabilities (compared with a $1.4 million decrease in the first quarter of 2018) due primarily to payments of operating lease liabilities recorded due to the adoption of ASU 2016-02; (2) a $9.6 million decrease in accounts payable (compared to a $12.2 million decrease in the first quarter of 2018) due primarily to the decline in inventory discussed above; and (3) a $4.6 million decrease in accrued compensation (compared to a $7.9 million decrease in the first quarter of 2018) due to our balance sheet as of the end of the first quarter of 2019 including accrued payroll for only one week, while our 2018 year-end balance sheet included accrued payroll for two weeks due to the timing of our bi-weekly payroll, together with payment in the first quarter of 2019 of incentive compensation accrued in fiscal 2018.

Cash Flows From Investing Activities. Cash provided by investing activities was $6.0 million in the first quarter of 2019 compared to cash used of $0.2 million in the first quarter of 2018.  Cash used for purchases of property and equipment totaled $2.3 million and $2.0 million in the first quarter of 2019 and 2018, respectively.  Sales/redemptions of investment securities, net of purchases, provided cash of $8.3 million and $1.7 million in the first quarter of 2019 and 2018, respectively.

Cash Flows From Financing Activities. Cash used in financing activities was $3.3 million and $4.7 million in the first quarter of 2019 and 2018, respectively, with the decrease due primarily to the repurchase of common stock for an aggregate purchase price of $1.6 million and $2.7 million during the first quarter of 2019 and 2018, respectively.

Cash Requirements

Our principal sources of liquidity consist of: (i) cash and cash equivalents (which equaled $29.5 million as of May 4, 2019); (ii) short-term and long-term investment securities (which equaled $43.1 million and $7.8 million, respectively, as of May 4, 2019); (iii) short-term trade credit; (iv) cash generated from operations on an ongoing basis as we sell our merchandise inventory; and (v) a $50 million revolving credit facility (under which we have no borrowings outstanding). Trade credit represents a significant source of financing for inventory purchases and arises from customary payment terms and trade practices with our vendors.  Historically, our principal liquidity requirements have been for working capital and capital expenditure needs.

We believe that our existing sources of liquidity will be sufficient to fund our operations and anticipated capital expenditures for at least the next 12 months.

Recent Accounting Pronouncements

See discussion of Recent Accounting Pronouncements in Note 11 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this report.

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

On February 3, 2019, we adopted ASU No. 2016-02, Leases (Topic 842).  See Note 13 to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information on its impact.

There have been no other material changes to the Critical Accounting Policies outlined in the Company’s Annual Report on Form 10-K for the year ended February 2, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risk during the thirteen weeks ended May 4, 2019 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended February 2, 2019.

Item 4. Controls and Procedures.

We have carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 4, 2019 pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information has been accumulated and communicated to our management, including the officers who certify our financial reports, as appropriate, to allow timely decisions regarding the required disclosures.

Our disclosure controls and procedures are designed to provide reasonable assurance that the controls and procedures will meet their objectives. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

During the thirteen weeks ended May 4, 2019, we implemented ASU No. 2016-02, Leases (Topic 842).  In connection with its adoption, we implemented changes to our accounting policies, operational processes and internal controls to ensure compliance with the new standard.

There were no other changes in our internal control over financial reporting that occurred during the fiscal quarter ended May 4, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the Risk Factors described under the section “ITEM 1A. RISK FACTORS” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Information on Share Repurchases

The number of shares of common stock repurchased by the Company during the first quarter of fiscal 2019 and the average price paid per share are as follows:

				Maximum number (or
			Total number of shares	approximate dollar value)
			purchased as part of	of shares that may yet be
	Total number of	Average price paid	publicly announced	purchased under the plans
Period	shares purchased	per share (1)	plans or programs (2)	or programs (2)
February (2/3/19 - 3/2/19)	22,253	$20.87	22,253	$9,186,040
March (3/3/19 - 4/6/19)	29,336	19.87	29,336	8,603,960
April (4/7/19 - 5/4/19)	30,723	19.30	30,723	8,012,020
Total	82,312		82,312

(1) Includes commissions for the shares repurchased under the stock repurchase program.

(2) On November 28, 2018, the Company approved a $25.0 million stock repurchase program, under which approximately $8.0 million remained available as of May 4, 2019.  Repurchases under the stock repurchase program may be made at management’s discretion from time to time on the open market, in privately negotiated transactions or otherwise, and may be made in part under one or more Rule 10b5-1 plans.  The stock repurchase program does not have an expiration date.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2018).

10.1

Agreement dated April 11, 2019 by and among Citi Trends, Inc., Macellum SPV III, LP, Macellum Management, LP, Macellum Advisors GP, LLC, and Jonathan Duskin (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 11, 2019).

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

101

The following financial information from Citi Trends, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 4, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of May 4, 2019 and February 2, 2019, (ii) the Condensed Consolidated Statements of Income for the thirteen week periods ended May 4, 2019 and May 5, 2018, (iii) the Condensed Consolidated Statements of Cash Flows for the thirteen week periods ended May 4, 2019 and May 5, 2018, and (iv) Notes to the Condensed Consolidated Financial Statements.*

*      Included herewith.

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

Date: June 10, 2019

	By:	/s/ Stuart C. Clifford
	Name:	Stuart C. Clifford
	Title:	Senior Vice President and Chief Financial Officer