Form 10-Q
period 2019-08-03
Citi Trends Inc
filed 2019-09-09
CIK 1318484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2019

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

As of August 19, 2019 the registrant had 11,910,406 outstanding shares of common stock, $0.01 par value per share.

CITI TRENDS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Citi Trends, Inc.

Condensed Consolidated Balance Sheets

August 3, 2019 and February 2, 2019

(Unaudited)

(in thousands, except share data)

	August 3,	February 2,
	2019	2019
Assets
Current assets:
Cash and cash equivalents	$27,425	$17,863
Short-term investment securities	37,776	50,350
Inventory	132,050	139,841
Prepaid and other current assets	15,621	17,544
Income tax receivable	2,098	—
Total current assets	214,970	225,598
Property and equipment, net of accumulated depreciation of $253,708 and $245,958 as of August 3, 2019 and February 2, 2019, respectively	54,843	56,224
Operating lease right of use assets	152,932	—
Long-term investment securities	16,976	8,883
Deferred tax asset	7,150	6,539
Other assets	777	745
Total assets	$447,648	$297,989

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$71,303	$73,391
Operating lease liabilities	41,976	—
Accrued expenses	14,070	15,311
Accrued compensation	11,257	12,746
Income tax payable	—	395
Layaway deposits	1,671	526
Total current liabilities	140,277	102,369
Noncurrent operating lease liabilities	118,102	—
Other long-term liabilities	1,869	8,195
Total liabilities	260,248	110,564

Stockholders’ equity:
Common stock, $0.01 par value. Authorized 32,000,000 shares; 15,855,281 shares issued as of August 3, 2019 and 15,827,713 shares issued as of February 2, 2019; 11,913,205 shares outstanding as of August 3, 2019 and 12,158,237 shares outstanding as of February 2, 2019	157	157
Paid in capital	92,120	91,794
Retained earnings	180,287	176,094
Treasury stock, at cost; 3,942,076 shares held as of August 3, 2019 and 3,669,476 shares held as of February 2, 2019	(85,164)	(80,620)
Total stockholders’ equity	187,400	187,425

Commitments and contingencies (note 10)
Total liabilities and stockholders’ equity	$447,648	$297,989

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Operations

Twenty-Six Weeks Ended August 3, 2019 and August 4, 2018

(Unaudited)

(in thousands, except per share data)

	Twenty-Six Weeks Ended
	August 3,	August 4,
	2019	2018
Net sales	$387,862	$393,031

Cost of sales (exclusive of depreciation shown separately below)	(242,850)	(239,811)
Selling, general and administrative expenses	(126,436)	(125,290)
Depreciation	(9,221)	(9,650)
Asset impairment	(472)	(942)
Income from operations	8,883	17,338
Interest income	793	658
Interest expense	(78)	(75)
Income before income taxes	9,598	17,921
Income tax expense	(1,433)	(3,389)
Net income	$8,165	$14,532

Basic net income per common share	$0.68	$1.08
Diluted net income per common share	$0.68	$1.08

Weighted average number of shares outstanding
Basic	11,929	13,446
Diluted	11,944	13,491

Citi Trends, Inc.

Condensed Consolidated Statements of Operations

Thirteen Weeks Ended August 3, 2019 and August 4, 2018

(Unaudited)

(in thousands, except per share data)

	Thirteen Weeks Ended
	August 3,	August 4,
	2019	2018
Net sales	$182,830	$181,999

Cost of sales (exclusive of depreciation shown separately below)	(114,612)	(110,398)
Selling, general and administrative expenses	(62,989)	(62,285)
Depreciation	(4,607)	(4,676)
Asset impairment	(472)	(942)
Income from operations	150	3,698
Interest income	414	363
Interest expense	(40)	(38)
Income before income taxes	524	4,023
Income tax expense	(147)	(788)
Net income	$377	$3,235

Basic net income per common share	$0.03	$0.24
Diluted net income per common share	$0.03	$0.24

Weighted average number of shares outstanding
Basic	11,882	13,314
Diluted	11,882	13,351

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Cash Flows

Twenty-Six Weeks Ended August 3, 2019 and August 4, 2018

(Unaudited)

(in thousands)

	Twenty-Six Weeks Ended
	August 3,	August 4,
	2019	2018
Operating activities:
Net income	$8,165	$14,532
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,221	9,650
Amortization of operating lease right of use assets	23,041	—
Asset impairment	472	942
Loss on disposal of property and equipment	22	50
Deferred income taxes	88	(608)
Insurance proceeds related to operating activities	1,012	475
Noncash stock-based compensation expense	1,054	1,130
Changes in assets and liabilities:
Inventory	7,424	(1,290)
Prepaid and other current assets	(2,808)	(2,292)
Other assets	(32)	—
Accounts payable	(2,190)	(3,899)
Accrued expenses and other long-term liabilities	(22,566)	229
Accrued compensation	(1,489)	(4,192)
Income tax payable/receivable	(2,493)	(1,617)
Layaway deposits	1,145	1,174
Net cash provided by operating activities	20,066	14,284
Investing activities:
Sales/redemptions of investment securities	29,554	24,139
Purchases of investment securities	(25,073)	(16,217)
Purchases of property and equipment	(8,374)	(5,715)
Insurance proceeds related to investing activities	573	195
Net cash (used in) provided by investing activities	(3,320)	2,402
Financing activities:
Cash used to settle withholding taxes on the vesting of nonvested restricted stock	(728)	(1,005)
Dividends paid to stockholders	(1,912)	(2,166)
Repurchase of common stock	(4,544)	(20,974)
Net cash used in financing activities	(7,184)	(24,145)
Net increase (decrease) in cash and cash equivalents	9,562	(7,459)
Cash and cash equivalents:
Beginning of period	17,863	48,451
End of period	$27,425	$40,992

Supplemental disclosures of cash flow information:
Cash paid for interest	$62	$63
Cash payments of income taxes	$3,838	$5,614
Supplemental disclosures of noncash investing activities:
Accrual for purchases of property and equipment	$343	$499

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Twenty-Six and Thirteen Weeks Ended August 3, 2019 and August 4, 2018

(Unaudited)

(in thousands, except share amounts)

	Twenty-Six Weeks Ended August 3, 2019
	Common Stock		Paid in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balances —February 2, 2019	15,827,713	$157	$91,794	$176,094	3,669,476	$(80,620)	$187,425
Adoption of lease accounting standard (see Note 12)	—	—	—	(2,060)	—	—	(2,060)
Vesting of nonvested restricted stock units	—	1	—	—	—	—	1
Issuance of nonvested shares to employees and directors under incentive plan	57,133	—	—	—	—	—	—
Stock-based compensation expense	—	—	706	—	—	—	706
Net share settlement of nonvested shares and restricted stock units	(36,237)	(1)	(712)	—	—	—	(713)
Repurchase of common stock	—	—	—	—	82,312	(1,640)	(1,640)
Dividends paid to stockholders ($0.08 per common share)	—	—	—	(958)	—	—	(958)
Net income	—	—	—	7,788	—	—	7,788
Balances —May 4, 2019	15,848,609	157	91,788	180,864	3,751,788	(82,260)	190,549
Vesting of nonvested restricted stock units	—	—	—	—	—	—	—
Issuance of nonvested shares to employees and directors under incentive plan	27,478	—	—	—	—	—	—
Forfeiture of nonvested shares by employees and directors	(19,969)	—	—	—	—	—	—
Stock-based compensation expense	—	—	348	—	—	—	348
Net share settlement of nonvested shares and restricted stock units	(837)	—	(16)	—	—	—	(16)
Repurchase of common stock	—	—	—	—	190,288	(2,904)	(2,904)
Dividends paid to stockholders ($0.08 per common share)	—	—	—	(954)	—	—	(954)
Net income	—	—	—	377	—	—	377
Balances—August 3, 2019	15,855,281	$157	$92,120	$180,287	3,942,076	$(85,164)	$187,400

	Twenty-Six Weeks Ended August 4, 2018
	Common Stock		Paid in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balances —February 3, 2018	15,777,946	$156	$90,605	$158,927	2,034,170	$(40,220)	$209,468
Vesting of nonvested restricted stock units	10,663	1	—	—	—	—	1
Issuance of nonvested shares to employees and directors under incentive plan	65,663	—	—	—	—	—	—
Stock-based compensation expense	—	—	584	—	—	—	584
Net share settlement of nonvested shares and restricted stock units	(38,421)	—	(982)	—	—	—	(982)
Repurchase of common stock	—	—	—	—	85,537	(2,672)	(2,672)
Dividends paid to stockholders ($0.08 per common share)	—	—	—	(1,085)	—	—	(1,085)
Net income	—	—	—	11,297	—	—	11,297
Balances—May 5, 2018	15,815,851	157	90,207	169,139	2,119,707	(42,892)	216,611
Vesting of nonvested restricted stock units	—	—	—	—	—	—	—
Issuance of nonvested shares to employees and directors under incentive plan	14,382	—	—	—	—	—	—
Stock-based compensation expense	—	—	547	—	—	—	547
Net share settlement of nonvested shares and restricted stock units	(853)	—	(25)	—	—	—	(25)
Repurchase of common stock	—	—	—	—	645,275	(18,302)	(18,302)
Dividends paid to stockholders ($0.08 per common share)	—	—	—	(1,081)	—	—	(1,081)
Net income	—	—	—	3,235	—	—	3,235
Balances—August 4, 2018	15,829,380	$157	$90,729	$171,293	2,764,982	$(61,194)	$200,985

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

August 3, 2019

1. Basis of Presentation

Citi Trends, Inc. and its subsidiary (the “Company”) operate as a value-priced retailer of urban fashion apparel and accessories for the entire family.  As of August 3, 2019, the Company operated 562 stores in 32 states.

The condensed consolidated financial statements and notes thereto have been prepared by the Company without audit. The condensed consolidated balance sheet as of February 2, 2019 has been derived from the audited financial statements as of that date, but does not include all required year-end disclosures.  In the opinion of management, such statements include all adjustments considered necessary for fair financial statement presentation.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended February 2, 2019.

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all information and footnotes required by U.S. GAAP for complete financial statements.  Operating results for the twenty-six weeks ended August 3, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending February 1, 2020.

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

The dilutive effect of stock-based compensation arrangements is accounted for using the treasury stock method.  The Company includes as assumed proceeds the amount of compensation cost attributed to future services and not yet recognized.  For the twenty-six weeks ended August 3, 2019 and August 4, 2018, there were 135,000 and 118,000 shares of nonvested restricted stock, respectively, excluded from the calculation of diluted earnings per share because of antidilution.  For the thirteen weeks ended August 3, 2019 and August 4, 2018, there were 143,000 and 127,000 shares of nonvested restricted stock, respectively, excluded from the calculation of diluted earnings per share because of antidilution.

The following table provides a reconciliation of the weighted average number of common shares outstanding used to calculate basic earnings per share to the weighted average number of common shares and common stock equivalents outstanding used in calculating diluted earnings per share for the twenty-six and thirteen week periods ended August 3, 2019 and August 4, 2018:

	Twenty-Six Weeks Ended
	August 3, 2019	August 4, 2018
Weighted average number of common shares outstanding	11,929,019	13,446,285
Incremental shares from assumed vesting of nonvested restricted stock	15,082	45,009
Weighted average number of common shares and common stock equivalents outstanding	11,944,101	13,491,294

	Thirteen Weeks Ended
	August 3, 2019	August 4, 2018
Weighted average number of common shares outstanding	11,881,896	13,314,470
Incremental shares from assumed vesting of nonvested restricted stock	—	36,851
Weighted average number of common shares and common stock equivalents outstanding	11,881,896	13,351,321

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

As of August 3, 2019, the Company’s investment securities are classified as held-to-maturity since the Company has the intent and ability to hold the investments to maturity.  Such securities are carried at amortized cost plus accrued interest and consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
Short-term:
Obligations of the U.S. Treasury and U.S. government agencies (Level 1)	$30,630	$19	$(1)	$30,648
Bank certificates of deposit (Level 2)	7,146	—	—	7,146
	$37,776	$19	$(1)	$37,794
Long-term:
Obligations of the U.S. Treasury (Level 1)	$2,485	$6	$—	$2,491
Bank certificates of deposit (Level 2)	14,491	—	—	14,491
	$16,976	$6	$—	$16,982

The amortized cost and fair market value of investment securities as of August 3, 2019 by contractual maturity are as follows (in thousands):

		Fair
	Amortized	Market
	Cost	Value
Mature in one year or less	$37,776	$37,794
Mature after one year through five years	16,976	16,982
	$54,752	$54,776

As of February 2, 2019, the Company’s investment securities were classified as held-to-maturity and consisted of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
Short-term:
Obligations of the U.S. Treasury and U.S. government agencies (Level 1)	$38,706	$4	$(37)	$38,673
Obligations of states and municipalities (Level 2)	95	—	—	95
Bank certificates of deposit (Level 2)	11,549	—	—	11,549
	$50,350	$4	$(37)	$50,317
Long-term:
Obligations of the U.S. Treasury (Level 1)	$4,956	$—	$(16)	$4,940
Bank certificates of deposit (Level 2)	3,927	—	—	3,927
	$8,883	$—	$(16)	$8,867

The amortized cost and fair market value of investment securities as of February 2, 2019 by contractual maturity were as follows (in thousands):

		Fair
	Amortized	Market
	Cost	Value
Mature in one year or less	$50,350	$50,317
Mature after one year through five years	8,883	8,867
	$59,233	$59,184

There were no changes among the levels in the twenty-six weeks ended August 3, 2019.

Fair market values of Level 2 investments are determined by management with the assistance of a third party pricing service.  Because quoted prices in active markets for identical assets are not available, these prices are determined by the third party pricing service using observable market information such as quotes from less active markets and quoted prices of similar securities.

6. Impairment of Assets

If facts and circumstances indicate that a long-lived asset or operating lease right-of-use asset may be impaired, the carrying value is reviewed. If this review indicates that the carrying value of the asset will not be recovered as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value.  In the twenty-six and thirteen weeks ended August 3, 2019, non-cash impairment expense related to an underperforming store totaled $0.5 million, comprised of $0.3 million for leasehold improvements and fixtures and equipment, and $0.2 million for an operating lease right-of-use asset.  In the twenty-six and thirteen weeks ended August 4, 2018, non-cash impairment expense related to underperforming stores totaled $0.9 million, comprised entirely of leasehold improvements and fixtures and equipment.

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

U.S. GAAP requires companies to calculate income taxes by applying their estimated full-year tax rate in each interim period unless the estimated full-year tax rate is not reliably predictable.  For the twenty-six weeks ended August 3, 2019 and August 4, 2018, the Company utilized this annual effective tax rate method to calculate income taxes.

For the twenty-six weeks ended August 3, 2019, the effective income tax rate was 14.9%.  This compares with a rate of 18.9% for the twenty-six weeks ended August 4, 2018.  The decrease in the effective income tax rate was due primarily to the combination of lower pretax income and higher federal and state tax credits this year.

9. Other Long-Term Liabilities

The components of other long-term liabilities as of August 3, 2019 and February 2, 2019 are as follows (in thousands):

	August 3,		February 2,
	2019		2019
Deferred rent	$—	(1)	$2,344
Tenant improvement allowances	—	(1)	4,037
Other	1,869		1,814
	$1,869		$8,195

(1)

Commencing February 3, 2019, deferred rent and tenant improvement allowances are included as part of the Company’s operating lease right of use assets (see Note 12 regarding the Company’s adoption of the lease accounting standard).

.

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

11. Stock Repurchase Program and Cash Dividends

Repurchases of Common Stock

On November 28, 2018, the Company’s Board of Directors approved a program that authorized the purchase of up to $25.0 million in shares of the Company’s common stock.  During the twenty-six weeks ended August 3, 2019, the Company repurchased 272,600 shares of its common stock at an aggregate cost of $4.5 million.  During the thirteen weeks ended August 3, 2019, the Company repurchased 190,288 shares of its common stock at an aggregate cost of $2.9 million.  At August 3, 2019, $5.1 million remained available for purchase under this program.

Dividends

On February 12, 2019, the Company’s Board of Directors declared a dividend of $0.08 per common share, which was paid on March 19, 2019 to stockholders of record as of March 5, 2019.  On May 21, 2019, the Company’s Board of Directors declared a dividend of $0.08 per common share, which was paid on June 18, 2019 to stockholders of record as of June 4, 2019.  On August 20, 2019, the Company’s Board of Directors declared a dividend of $0.08 per common share payable on September 17, 2019 to stockholders of record as of September 3, 2019.  Any determination to declare and pay cash dividends for future quarters will be made by the Company’s Board of Directors.

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

Sales Returns

The Company allows customers to return merchandise for up to thirty days after the date of sale.  Expected refunds to customers are recorded based on estimated margin using historical return information.  The refund liability for merchandise returns is included in “Accrued expenses” on the condensed consolidated balance sheet and totaled $0.5 million and $0.3 million as of August 3, 2019 and February 2, 2019, respectively.  The corresponding asset for the recoverable cost of expected refunds is included in “Prepaid and other current assets” and totaled $0.3 million and $0.2 million as of August 3, 2019 and February 2, 2019, respectively.

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

In the following table, the Company’s revenue from contracts with customers is disaggregated by major product line.  The percentage of net sales related to each classification of its merchandise assortment for the twenty-six and thirteen week periods ended August 3, 2019 and August 4, 2018 was approximately:

	Twenty-Six Weeks Ended		Thirteen Weeks Ended
	August 3,	August 4,	August 3,	August 4,
	2019	2018	2019	2018
Accessories	34%	32%	34%	33%
Ladies'	23%	24%	23%	23%
Children's	21%	22%	21%	22%
Men's	16%	17%	17%	17%
Home	6%	5%	5%	5%

14.  Leases

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

Total lease cost is comprised of operating lease costs, short-term lease costs and variable lease costs, which include rent paid as a percentage of sales, common area maintenance, real estate taxes and insurance for the Company’s real estate leases.  Lease expense for the twenty-six and thirteen weeks ended August 3, 2019 is as follows (in thousands):

	Twenty-Six Weeks Ended	Thirteen Weeks Ended
	August 3, 2019	August 3, 2019
Operating lease cost	$23,858	$12,081
Variable lease cost	4,263	1,947
Short term lease cost	515	259
Total lease cost	$28,636	$14,287

Future minimum lease payments as of August 3, 2019 are as follows (in thousands):

Fiscal Year	Lease Costs
Remainder of 2019	$22,162
2020	48,848
2021	38,118
2022	26,151
2023	18,372
Thereafter	21,760
Total future minimum lease payments	175,411
Less: imputed interest	(15,333)	(1)
Total present value of lease liabilities	$160,078	(2)

(1)	Calculated using the discount rate for each lease.
(2)	Includes short-term and long-term operating leases.

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

Supplemental cash flow and other information related to operating leases for the twenty-six weeks ended August 3, 2019 is as follows (in thousands, except for weighted average amounts):

Twenty-Six Weeks Ended
August 3, 2019
Cash paid for operating leases	$25,174
Right of use assets obtained in exchange for new operating lease liabilities	$42,357

Weighted average remaining lease term (years) - operating leases	4.34
Weighted average discount rate - operating leases	3.75%

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

Overview

We are a value-priced retailer of urban fashion apparel and accessories for the entire family. Our merchandise offerings are designed to appeal to the fashion preferences of value-conscious consumers, particularly African-Americans. We operated 562 stores in both urban and rural markets in 32 states as of August 3, 2019.

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

Provided below is a reconciliation of net income to EBITDA and to Adjusted EBITDA for the twenty-six and thirteen week periods ended August 3, 2019 and August 4, 2018 (in thousands):

	Twenty-Six Weeks Ended		Thirteen Weeks Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018

Net income	$8,165	$14,532	$377	$3,235

Plus:
Interest expense	78	75	40	38
Income tax expense	1,433	3,389	147	788
Depreciation	9,221	9,650	4,607	4,676

Less:
Interest income	(793)	(658)	(414)	(363)
EBITDA	18,104	26,988	4,757	8,374

Plus:
Asset impairment	472	942	472	942
Proxy contest expenses	1,042	—	—	—
Adjusted EBITDA	$19,618	$27,930	$5,229	$9,316

Twenty-Six Weeks Ended August 3, 2019 and August 4, 2018

Net Sales.  Net sales decreased $5.1 million, or 1.3%, to $387.9 million in the twenty-six weeks ended August 3, 2019 from $393.0 million in the twenty-six weeks ended August 4, 2018.  The decrease in sales was due to a 2.9% decrease in comparable store sales and the impact of closing eight stores since the second quarter of last year, partially offset by the opening of 16 new stores since the second quarter of last year.  The decrease in comparable store sales was reflected in a decrease in customer transactions of more than 3%, while both the average number of items per transaction and the average unit sale remained virtually unchanged.  Comparable store sales changes by major merchandise class were as follows in the first twenty-six weeks of fiscal 2019: Home +5%; Accessories +3%; Men’s -5%; Ladies’ -7%; and Children’s -8%.

The 2.9% decrease in comparable store sales totaled $11.3 million, while store opening and closing activity resulted in a net sales increase of $6.2 million.

Cost of Sales (exclusive of depreciation).  Cost of sales (exclusive of depreciation) increased $3.1 million, or 1.3%, to $242.9 million in the twenty-six weeks ended August 3, 2019 from $239.8 million in the twenty-six weeks ended August 4, 2018.  Cost of sales as a percentage of sales increased to 62.6% in the twenty-six weeks ended August 3, 2019 from 61.0% in the twenty-six weeks ended August 4, 2018 due primarily to a 130 basis points increase in merchandise markdowns in response to the challenging sales environment.  In addition, freight costs increased 30 basis points as a result of continued pressures in the trucking industry.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $1.1 million, or 0.9%, to $126.4 million in the twenty-six weeks ended August 3, 2019 from $125.3 million in the twenty-six weeks ended August 4, 2018 due primarily to $1.0 million of expenses incurred in connection with a proxy contest, together with the impact on expenses of opening 16 new stores since the second quarter of last year and normal inflationary pressure on expenses such as rent and payroll. These increases were partially offset by a $2.0 million decrease in incentive compensation expense resulting from less favorable earnings results in relation to target, as well as a $1.2 million gain on insurance claims received in fiscal 2019.  As a percentage of sales, selling, general and administrative expenses increased to 32.6% in the first twenty-six weeks of fiscal 2019 from 31.9% in the first twenty-six weeks of fiscal 2018 due primarily to the deleveraging effect resulting from declining comparable store sales.

Depreciation.  Depreciation expense decreased $0.5 million, or 4.4%, to $9.2 million in the first twenty-six weeks of fiscal 2019 from $9.7 million in the first twenty-six weeks of fiscal 2018.

Asset Impairment.  Impairment charges related to an underperforming store totaled $0.5 million in the first twenty-six weeks of fiscal 2019, comprised of $0.3 million for leasehold improvements and fixtures and equipment, and $0.2 million for an operating lease right-of-use asset.  In the first twenty-six weeks of fiscal 2018, impairment charges related to underperforming stores totaled $0.9 million, comprised entirely of leasehold improvements and fixtures and equipment.

Income Tax Expense.  Income tax expense decreased $2.0 million, or 57.7%, to $1.4 million in the first twenty-six weeks of fiscal 2019 from $3.4 million in the first twenty-six weeks of fiscal 2018 due to a decrease in pretax income and a decrease in the effective income tax rate from 18.9% to 14.9%.

Net Income.  Net income decreased $6.3 million, or 43.8%, to $8.2 million in the first twenty-six weeks of fiscal 2019 from $14.5 million in the first twenty-six weeks of fiscal 2018 due to the factors discussed above.

Thirteen Weeks Ended August 3, 2019 and August 4, 2018

Net Sales.  Net sales increased $0.8 million, or 0.5%, to $182.8 million in the thirteen weeks ended August 3, 2019 from $182.0 million in the thirteen weeks ended August 4, 2018.  The increase in sales was due to the opening of 16 stores since the second quarter of last year, partially offset by a 1.2% decrease in comparable store sales and the impact of closing eight stores since the second quarter of last year.  The decrease in comparable store sales was reflected in a 1.5% decrease in the average unit sale, along with a decrease in the number of customer transactions of more than 1%, partially offset by an increase in the average number of items per transaction of nearly 2%.  Comparable store sales changes by major merchandise class were as follows in the second quarter of 2019:  Home +5%; Accessories +4%; Ladies’ -2%; Men’s -5%; and Children’s -6%.

Store opening and closing activity resulted in a net increase of $2.9 million in sales, and the 1.2% decrease in comparable store sales totaled $2.1 million.

Cost of sales (exclusive of depreciation).  Cost of sales (exclusive of depreciation) increased $4.2 million, or 3.8%, to $114.6 million in the second quarter of 2019 from $110.4 million in last year’s second quarter.  Cost of sales as a percentage of sales increased to 62.7% in the second quarter of 2019 from 60.7% in the second quarter of 2018 due primarily to a 180 basis points increase in markdowns in response to the challenging sales environment.  In addition, freight costs increased 40 basis points as a result of continued pressures on the trucking industry.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $0.7 million, or 1.1%, to $63.0 million in the second quarter of 2019 from $62.3 million in last year’s second quarter due primarily to the impact on expenses of opening 16 new stores since the second quarter of last year, together with normal inflationary pressure on expenses such as rent and payroll, partially offset by a $1.2 million gain on insurance claims received in the second quarter of 2019 and a $1.0 million decrease in incentive compensation expense resulting from less favorable earnings results in relation to target.  As a percentage of sales, selling, general and administrative expenses increased to 34.5% in the second quarter of 2019 from 34.2% in the second quarter of 2018 due primarily to the deleveraging effect resulting from declining comparable store sales.

Depreciation.  Depreciation expense decreased $0.1 million, or 1.5%, to $4.6 million in the second quarter of 2019 from $4.7 million in the second quarter of 2018.

Asset Impairment.  Impairment charges related to an underperforming store totaled $0.5 million in the second quarter of 2019, comprised of $0.3 million for leasehold improvements and fixtures and equipment, and $0.2 million for an operating lease right-of-use asset.  In the second quarter of 2018, impairment charges related to underperforming stores totaled $0.9 million, comprised entirely of leasehold improvements and fixtures and equipment.

Income Tax Expense.  Income tax expense decreased $0.7 million, or 81.3%, to $0.1 million in the second quarter of 2019 from $0.8 million in the second quarter of 2018 due to a decrease in pretax income.

Net Income.  Net income decreased to $0.4 million in the second quarter of 2019 from $3.2 million in the second quarter of 2018 due to the factors discussed above.

Liquidity and Capital Resources

Our cash requirements are primarily for working capital and capital expenditures for new and existing stores, distribution infrastructure and information systems.  In addition, in November 2018, we initiated a share repurchase program of up to $25.0 million and, in the first twenty-six weeks of fiscal 2019, repurchased shares of our common stock at an aggregate cost of $4.5 million.  In addition, during the first twenty-six weeks of fiscal 2019, we paid dividends of $1.9 million.  In recent years, we have met these cash requirements using cash flow from operations and short-term trade credit.  We expect to be able to meet future cash requirements with cash flow from operations, short-term trade credit, existing balances of cash and investment securities and, if necessary, borrowings under our revolving credit facility described in Note 7 to the condensed consolidated financial statements included in Part I, Item 1 of this report.

Current Financial Condition. As of August 3, 2019, we had total cash and cash equivalents of $27.4 million compared to $17.9 million as of February 2, 2019.  Additionally, we had $37.8 million and $17.0 million of short-term and long-term investment securities, respectively, as of August 3, 2019, compared with $50.4 million and $8.9 million, respectively, as of February 2, 2019.  These securities are comprised of bank certificates of deposit and obligations of the U.S. Treasury, states and municipalities. Inventory represented 29.5% of our total assets as of August 3, 2019, compared to 46.9% as of February 2, 2019.  Management’s ability to manage our inventory can have a significant impact on our cash flows from operations during a given interim period or fiscal year. In addition, inventory purchases can be seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise.

Cash Flows From Operating Activities. Net cash provided by operating activities was $20.1 million in the twenty-six weeks ended August 3, 2019 compared to $14.3 million in the twenty-six weeks ended August 4, 2018.  Sources of cash provided during the first half of 2019 included net income adjusted for noncash expenses such as depreciation, amortization of operating lease right of use assets, asset impairment, loss on disposal of property and equipment, insurance proceeds from operating activities, deferred income taxes and stock-based compensation expense, totaling $43.1 million (compared to $26.2 million in the first half of 2018).  Other significant sources of cash in the first half of 2019 included (1) a $7.4 million decrease in inventory (compared with a $1.3 million increase in the first half of 2018) due to efforts to improve inventory turns and maintain as much inventory liquidity as possible in order to take advantage of opportunistic deals and trend changes; and (2) a $1.1 million increase in layaway deposits (compared to a $1.2 million increase in the first half of 2018) because layaways are higher at the end of the second quarter when they include merchandise put on layaway in advance of the back-to-school season than at the end of the fourth quarter after merchandise put on layaway for Christmas has been picked up.

Significant uses of cash from operating activities in the first half of 2019 were (1) a $22.6 million decrease in accrued expenses and other long-term liabilities (compared to a $0.2 million increase in the first half of 2018) due primarily to payments of operating lease liabilities recorded due to the adoption of ASU 2016-02; (2) a $2.8 million increase in prepaid and other current assets (compared to a $2.3 million increase in the first half of 2018) due primarily to an increase in charge card receivables attributable to a greater percentage of customers paying with charge cards; (3) a $2.5 million change in the income tax payable/receivable (compared to a $1.6 million change in the first half of 2018) due to estimated tax payments made during the year; (4) a $2.2 million decrease in accounts payable (compared to a $3.9 million decrease in the first half of 2018) due to the decrease in inventory discussed above; and (5) a $1.5 million decrease in accrued compensation (compared to a $4.2 million increase in the first half of 2018) due to the payment in the first half of 2019 of incentive compensation accrued in fiscal 2018.

Cash Flows From Investing Activities. Cash used in investing activities was $3.3 million in the twenty-six weeks ended August 3, 2019 compared to cash provided of $2.4 million in the twenty-six weeks ended August 4, 2018.  Cash used for purchases of property and equipment totaled $8.4 million and $5.7 million in the first half of 2019 and 2018, respectively.  Sales/redemptions of investment securities, net of purchases, provided cash of $4.5 million and $7.9 million in the first half of 2019 and 2018, respectively.

Cash Flows From Financing Activities. Cash used in financing activities was $7.2 million in the twenty-six weeks ended August 3, 2019 compared to $24.1 million in the twenty-six weeks ended August 4, 2018.  Cash used for the repurchase of common stock totaled $4.5 million and $21.0 million in the first half of 2019 and 2018, respectively.  Dividends paid to stockholders used cash of $1.9 million and $2.2 million in the first half of 2019 and 2018, respectively.

Cash Requirements

Our principal sources of liquidity consist of: (i) cash and cash equivalents (which equaled $27.4 million as of August 3, 2019); (ii) short-term and long-term investment securities (which equaled $37.8 million and $17.0 million, respectively, as of August 3, 2019); (iii) short-term trade credit; (iv) cash generated from operations on an ongoing basis as we sell our merchandise inventory; and (v) a $50.0 million revolving credit facility (under which we have no borrowings outstanding). Trade credit represents a significant source of financing for inventory purchases and arises from customary payment terms and trade practices with our vendors.  Historically, our principal liquidity requirements have been for working capital and capital expenditure needs.

We believe that our existing sources of liquidity will be sufficient to fund our operations and anticipated capital expenditures for at least the next 12 months.

Recent Accounting Pronouncements

See the discussion of Recent Accounting Pronouncements in Note 12 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this report.

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

On February 3, 2019, we adopted ASU No. 2016-02, Leases (Topic 842).  For additional information, see Note 14 to the unaudited condensed consolidated financial statements included in Part 1, Item 1 of this report.

There have been no other material changes to the Critical Accounting Policies outlined in the Company’s Annual Report on Form 10-K for the year ended February 2, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risk during the twenty-six weeks ended August 3, 2019 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended February 2, 2019.

Item 4. Controls and Procedures.

We have carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of August 3, 2019 pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information has been accumulated and communicated to our management, including the officers who certify our financial reports, as appropriate, to allow timely decisions regarding the required disclosures.

Our disclosure controls and procedures are designed to provide reasonable assurance that the controls and procedures will meet their objectives. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

During the twenty-six weeks ended August 3, 2019, we implemented ASU No. 2016-02, Leases (Topic 842).  In connection with its adoption, we implemented changes to our accounting policies, operational processes and internal controls to ensure compliance with the new standard.

There were no other changes in our internal control over financial reporting that occurred during the fiscal quarter ended August 3, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Information on Share Repurchases

The number of shares of common stock repurchased by the Company during the second quarter of fiscal 2019 and the average price paid per share are as follows:

				Maximum number (or
			Total number of shares	approximate dollar value)
			purchased as part of	of shares that may yet be
	Total number of	Average price paid	publicly announced	purchased under the plans
Period	shares purchased	per share (1)	plans or programs (2)	or programs (2)
May (5/5/19 - 6/1/19)	22,066	$17.23	22,066	$7,632,445
June (6/2/19 - 7/6/19)	95,466	$14.78	95,466	$6,224,644
July (7/7/19 - 8/3/19)	72,756	$15.30	72,756	$5,113,828
Total	190,288		190,288

(1) Includes commissions for the shares repurchased under the stock repurchase program.

(2) On November 28, 2018 the Company approved a $25.0 million stock repurchase program, under which approximately $5.1 million remains available as of August 3, 2019.  Repurchases under the stock repurchase program may be made at management’s discretion from time to time on the open market, in privately negotiated transactions or otherwise, and may be made in part under one or more Rule 10b5-1 plans.  The stock repurchase program does not have an expiration date.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

10.1

Separation Agreement, dated June 11, 2019, between the Company and Bruce D. Smith (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 11, 2019).

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

101

The following financial information from Citi Trends, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of August 3, 2019 and February 2, 2019, (ii) the Condensed Consolidated Statements of Operations for the twenty-six and thirteen week periods ended August 3, 2019 and August 4, 2018, (iii) the Condensed Consolidated Statements of Cash Flows for the twenty-six week periods ended August 3, 2019 and August 4, 2018, and (iv) Notes to the Condensed Consolidated Financial Statements (unaudited).*

*      Included herewith.

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

Date: September 9, 2019

	By:	/s/ Stuart C. Clifford
	Name:	Stuart C. Clifford
	Title:	Senior Vice President and Chief Financial Officer