Form 10-Q
period 2019-11-02
Citi Trends Inc
filed 2019-12-06
CIK 1318484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2019

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

As of November 18, 2019 the registrant had 11,650,114 outstanding shares of common stock, $0.01 par value per share.

CITI TRENDS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Citi Trends, Inc.

Condensed Consolidated Balance Sheets

November 2, 2019 and February 2, 2019

(Unaudited)

(in thousands, except share data)

	November 2,	February 2,
	2019	2019
Assets
Current assets:
Cash and cash equivalents	$23,731	$17,863
Short-term investment securities	32,305	50,350
Inventory	135,395	139,841
Prepaid and other current assets	13,826	17,544
Income tax receivable	2,948	—
Total current assets	208,205	225,598
Property and equipment, net of accumulated depreciation of $257,849 and $245,958 as of November 2, 2019 and February 2, 2019, respectively	55,704	56,224
Operating lease right of use assets	154,267	—
Long-term investment securities	16,272	8,883
Deferred tax asset	7,045	6,539
Other assets	757	745
Total assets	$442,250	$297,989

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$71,699	$73,391
Operating lease liabilities	41,659	—
Accrued expenses	14,060	15,311
Accrued compensation	9,571	12,746
Income tax payable	—	395
Layaway deposits	2,208	526
Total current liabilities	139,197	102,369
Noncurrent operating lease liabilities	120,485	—
Other long-term liabilities	1,921	8,195
Total liabilities	261,603	110,564

Stockholders’ equity:
Common stock, $0.01 par value. Authorized 32,000,000 shares; 15,882,403 shares issued as of November 2, 2019 and 15,827,713 shares issued as of February 2, 2019; 11,650,114 shares outstanding as of November 2, 2019 and 12,158,237 shares outstanding as of February 2, 2019	157	157
Paid in capital	92,512	91,794
Retained earnings	178,265	176,094
Treasury stock, at cost; 4,232,289 shares held as of November 2, 2019 and 3,669,476 shares held as of February 2, 2019	(90,287)	(80,620)
Total stockholders’ equity	180,647	187,425

Commitments and contingencies (note 10)
Total liabilities and stockholders’ equity	$442,250	$297,989

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Operations

Thirty-Nine Weeks Ended November 2, 2019 and November 3, 2018

(Unaudited)

(in thousands, except per share data)

	Thirty-Nine Weeks Ended
	November 2,	November 3,
	2019	2018
Net sales	$570,912	$568,395

Cost of sales (exclusive of depreciation shown separately below)	(357,429)	(350,231)
Selling, general and administrative expenses	(191,975)	(186,478)
Depreciation	(13,741)	(14,250)
Asset impairment	(472)	(1,122)
Income from operations	7,295	16,314
Interest income	1,214	979
Interest expense	(117)	(114)
Income before income taxes	8,392	17,179
Income tax expense	(1,311)	(3,152)
Net income	$7,081	$14,027

Basic net income per common share	$0.60	$1.06
Diluted net income per common share	$0.60	$1.06

Weighted average number of shares outstanding
Basic	11,831	13,224
Diluted	11,842	13,269

Citi Trends, Inc.

Condensed Consolidated Statements of Operations

Thirteen Weeks Ended November 2, 2019 and November 3, 2018

(Unaudited)

(in thousands, except per share data)

	Thirteen Weeks Ended
	November 2,	November 3,
	2019	2018
Net sales	$183,050	$175,364

Cost of sales (exclusive of depreciation shown separately below)	(114,579)	(110,420)
Selling, general and administrative expenses	(65,539)	(61,189)
Depreciation	(4,520)	(4,600)
Asset impairment	—	(180)
Loss from operations	(1,588)	(1,025)
Interest income	421	321
Interest expense	(39)	(39)
Loss before income taxes	(1,206)	(743)
Income tax benefit	122	237
Net loss	$(1,084)	$(506)

Basic net loss per common share	$(0.09)	$(0.04)
Diluted net loss per common share	$(0.09)	$(0.04)

Weighted average number of shares outstanding
Basic	11,636	12,780
Diluted	11,636	12,780

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Cash Flows

Thirty-Nine Weeks Ended November 2, 2019 and November 3, 2018

(Unaudited)

(in thousands)

	Thirty-Nine Weeks Ended
	November 2,	November 3,
	2019	2018
Operating activities:
Net income	$7,081	$14,027
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,741	14,250
Non-cash operating lease costs	33,920	—
Asset impairment	472	1,122
Loss on disposal of property and equipment	23	76
Deferred income taxes	194	(1,445)
Insurance proceeds related to operating activities	1,012	475
Non-cash stock-based compensation expense	1,446	1,686
Changes in assets and liabilities:
Inventory	4,079	(2,188)
Prepaid and other current assets	(1,064)	127
Other assets	(12)	(5)
Accounts payable	(1,803)	(7,632)
Accrued expenses and other long-term liabilities	(33,142)	77
Accrued compensation	(3,175)	(5,921)
Income tax payable/receivable	(3,343)	(1,897)
Layaway deposits	1,682	1,555
Net cash provided by operating activities	21,111	14,307
Investing activities:
Sales/redemptions of investment securities	44,615	17,310
Purchases of investment securities	(33,959)	(13,618)
Purchases of property and equipment	(13,227)	(9,009)
Insurance proceeds related to investing activities	573	195
Net cash used in investing activities	(1,998)	(5,122)
Financing activities:
Cash used to settle withholding taxes on the vesting of nonvested restricted stock	(728)	(1,042)
Dividends paid to stockholders	(2,850)	(3,189)
Repurchase of common stock	(9,667)	(25,027)
Net cash used in financing activities	(13,245)	(29,258)
Net increase (decrease) in cash and cash equivalents	5,868	(20,073)
Cash and cash equivalents:
Beginning of period	17,863	48,451
End of period	$23,731	$28,378

Supplemental disclosures of cash flow information:
Cash paid for interest	$95	$95
Cash payments of income taxes	$4,460	$6,494
Supplemental disclosures of non-cash investing activities:
Accrual for purchases of property and equipment	$873	$500

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Thirty-Nine and Thirteen Weeks Ended November 2, 2019 and November 3, 2018

(Unaudited)

(in thousands, except share amounts)

	Thirty-Nine Weeks Ended November 2, 2019
	Common Stock		Paid in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balances —February 2, 2019	15,827,713	$157	$91,794	$176,094	3,669,476	$(80,620)	$187,425
Adoption of lease accounting standard (see Note 12)	—	—	—	(2,060)	—	—	(2,060)
Vesting of nonvested restricted stock units	—	1	—	—	—	—	1
Issuance of nonvested shares under incentive plan	57,133	—	—	—	—	—	—
Stock-based compensation expense	—	—	706	—	—	—	706
Net share settlement of nonvested shares and restricted stock units	(36,237)	(1)	(712)	—	—	—	(713)
Repurchase of common stock	—	—	—	—	82,312	(1,640)	(1,640)
Dividends paid to stockholders ($0.08 per common share)	—	—	—	(958)	—	—	(958)
Net income	—	—	—	7,788	—	—	7,788
Balances —May 4, 2019	15,848,609	157	91,788	180,864	3,751,788	(82,260)	190,549
Issuance of nonvested shares under incentive plan	27,478	—	—	—	—	—	—
Forfeiture of nonvested shares by employees and directors	(19,969)	—	—	—	—	—	—
Stock-based compensation expense	—	—	348	—	—	—	348
Net share settlement of nonvested shares and restricted stock units	(837)	—	(16)	—	—	—	(16)
Repurchase of common stock	—	—	—	—	190,288	(2,904)	(2,904)
Dividends paid to stockholders ($0.08 per common share)	—	—	—	(954)	—	—	(954)
Net income	—	—	—	377	—	—	377
Balances —August 3, 2019	15,855,281	157	92,120	180,287	3,942,076	(85,164)	187,400
Issuance of nonvested shares under incentive plan	27,122	—	—	—	—	—	—
Stock-based compensation expense	—	—	392	—	—	—	392
Repurchase of common stock	—	—	—	—	290,213	(5,123)	(5,123)
Dividends paid to stockholders ($0.08 per common share)	—	—	—	(938)	—	—	(938)
Net loss	—	—	—	(1,084)	—	—	(1,084)
Balances—November 2, 2019	15,882,403	$157	$92,512	$178,265	4,232,289	$(90,287)	$180,647

	Thirty-Nine Weeks Ended November 3, 2018
	Common Stock		Paid in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balances —February 3, 2018	15,777,946	$156	$90,605	$158,927	2,034,170	$(40,220)	$209,468
Vesting of nonvested restricted stock units	10,663	1	—	—	—	—	1
Issuance of nonvested shares under incentive plan	65,663	—	—	—	—	—	—
Stock-based compensation expense	—	—	584	—	—	—	584
Net share settlement of nonvested shares and restricted stock units	(38,421)	—	(982)	—	—	—	(982)
Repurchase of common stock	—	—	—	—	85,537	(2,672)	(2,672)
Dividends paid to stockholders ($0.08 per common share)	—	—	—	(1,085)	—	—	(1,085)
Net income	—	—	—	11,297	—	—	11,297
Balances—May 5, 2018	15,815,851	157	90,207	169,139	2,119,707	(42,892)	216,611
Issuance of nonvested shares under incentive plan	14,382	—	—	—	—	—	—
Stock-based compensation expense	—	—	546	—	—	—	546
Net share settlement of nonvested shares and restricted stock units	(853)	—	(24)	—	—	—	(24)
Repurchase of common stock	—	—	—	—	645,275	(18,302)	(18,302)
Dividends paid to stockholders ($0.08 per common share)	—	—	—	(1,081)	—	—	(1,081)
Net income	—	—	—	3,235	—	—	3,235
Balances—August 4, 2018	15,829,380	157	90,729	171,293	2,764,982	(61,194)	200,985
Stock-based compensation expense	—	—	556	—	—	—	556
Net share settlement of nonvested shares and restricted stock units	(1,210)	—	(37)	—	—	—	(37)
Repurchase of common stock	—	—	—	—	135,936	(4,053)	(4,053)
Dividends paid to stockholders ($0.08 per common share)	—	—	—	(1,022)	—	—	(1,022)
Net loss	—	—	—	(506)	—	—	(506)
Balances—November 3, 2018	15,828,170	$157	$91,248	$169,765	2,900,918	$(65,247)	$195,923

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

November 2, 2019

1. Basis of Presentation

Citi Trends, Inc. and its subsidiary (the “Company”) operate as a value-priced retailer of urban fashion apparel and accessories for the entire family.  As of November 2, 2019, the Company operated 566 stores in 33 states.

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

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all information and footnotes required by U.S. GAAP for complete financial statements.  Operating results for the thirty-nine weeks ended November 2, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending February 1, 2020.

The following contains references to fiscal years 2019 and 2018, which represent fiscal years ending or ended on February 1, 2020 and February 2, 2019, respectively.  Fiscal 2019 and 2018 both have 52-week accounting periods.

2. Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and use assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

The dilutive effect of stock-based compensation arrangements is accounted for using the treasury stock method.  The Company includes as assumed proceeds the amount of compensation cost attributed to future services and not yet recognized.  For the thirty-nine weeks ended November 2, 2019 and November 3, 2018, there were 139,000 and 119,000 shares of nonvested restricted stock, respectively, excluded from the calculation of diluted earnings per share because of antidilution.  For the thirteen weeks ended November 2, 2019 and November 3, 2018, there were 147,000 and 166,000 shares of nonvested restricted stock, respectively, excluded from the calculation of diluted earnings per share because of antidilution.

The following table provides a reconciliation of the weighted average number of common shares outstanding used to calculate basic earnings per share to the weighted average number of common shares and common stock equivalents outstanding used in calculating diluted earnings per share for the thirty-nine and thirteen week periods ended November 2, 2019 and November 3, 2018:

	Thirty-Nine Weeks Ended
	November 2, 2019	November 3, 2018
Weighted average number of common shares outstanding	11,831,248	13,224,347
Incremental shares from assumed vesting of nonvested restricted stock	10,497	45,058
Weighted average number of common shares and common stock equivalents outstanding	11,841,745	13,269,405

	Thirteen Weeks Ended
	November 2, 2019	November 3, 2018
Weighted average number of common shares outstanding	11,635,707	12,780,472
Incremental shares from assumed vesting of nonvested restricted stock	—	—
Weighted average number of common shares and common stock equivalents outstanding	11,635,707	12,780,472

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

As of November 2, 2019, the Company’s investment securities are classified as held-to-maturity since the Company has the intent and ability to hold the investments to maturity.  Such securities are carried at amortized cost plus accrued interest and consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
Short-term:
Obligations of the U.S. Treasury and U.S. government agencies (Level 1)	$24,109	$23	$—	$24,132
Bank certificates of deposit (Level 2)	8,196	—	—	8,196
	$32,305	$23	$—	$32,328
Long-term:
Obligations of the U.S. Treasury (Level 1)	$1,908	$—	$(5)	$1,903
Bank certificates of deposit (Level 2)	14,364	—	—	14,364
	$16,272	$—	$(5)	$16,267

The amortized cost and fair market value of investment securities as of November 2, 2019 by contractual maturity are as follows (in thousands):

		Fair
	Amortized	Market
	Cost	Value
Mature in one year or less	$32,305	$32,328
Mature after one year through five years	16,272	16,267
	$48,577	$48,595

As of February 2, 2019, the Company’s investment securities were classified as held-to-maturity and consisted of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
Short-term:
Obligations of the U.S. Treasury and U.S. government agencies (Level 1)	$38,706	$4	$(37)	$38,673
Obligations of states and municipalities (Level 2)	95	—	—	95
Bank certificates of deposit (Level 2)	11,549	—	—	11,549
	$50,350	$4	$(37)	$50,317
Long-term:
Obligations of the U.S. Treasury (Level 1)	$4,956	$—	$(16)	$4,940
Bank certificates of deposit (Level 2)	3,927	—	—	3,927
	$8,883	$—	$(16)	$8,867

The amortized cost and fair market value of investment securities as of February 2, 2019 by contractual maturity were as follows (in thousands):

		Fair
	Amortized	Market
	Cost	Value
Mature in one year or less	$50,350	$50,317
Mature after one year through five years	8,883	8,867
	$59,233	$59,184

There were no changes among the levels in the thirty-nine weeks ended November 2, 2019.

Fair market values of Level 2 investments are determined by management with the assistance of a third party pricing service.  Because quoted prices in active markets for identical assets are not available, these prices are determined by the third party pricing service using observable market information such as quotes from less active markets and quoted prices of similar securities.

6. Impairment of Assets

If facts and circumstances indicate that a long-lived asset or operating lease right-of-use asset may be impaired, the carrying value is reviewed. If this review indicates that the carrying value of the asset will not be recovered as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value.  In the thirty-nine weeks ended November 2, 2019, non-cash impairment expense related to an underperforming store totaled $0.5 million, comprised of $0.3 million for leasehold improvements and fixtures and equipment, and $0.2 million for an operating lease right-of-use asset.  There was no impairment expense recorded in the thirteen weeks ended November 2, 2019.  In the thirty-nine and thirteen weeks ended November 3, 2018, non-cash impairment expense related to underperforming stores totaled $1.1 million and $0.2 million, respectively, comprised entirely of leasehold improvements and fixtures and equipment.

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

U.S. GAAP requires companies to calculate income taxes by applying their estimated full-year tax rate in each interim period unless the estimated full-year tax rate is not reliably predictable.  For the thirty-nine weeks ended November 2, 2019 and November 3, 2018, the Company utilized this annual effective tax rate method to calculate income taxes.

For the thirty-nine weeks ended November 2, 2019, the effective income tax rate was 15.6%.  This compares with a rate of 18.4% for the thirty-nine weeks ended November 3, 2018.  The decrease in the effective income tax rate was due primarily to the combination of lower pretax income and higher federal and state tax credits this year.

9. Other Long-Term Liabilities

The components of other long-term liabilities as of November 2, 2019 and February 2, 2019 are as follows (in thousands):

	November 2,		February 2,
	2019		2019
Deferred rent	$—	(1)	$2,344
Tenant improvement allowances	—	(1)	4,037
Other	1,921		1,814
	$1,921		$8,195

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

11. Stock Repurchase Program and Cash Dividends

Repurchases of Common Stock

On November 28, 2018, the Company’s Board of Directors approved a program that authorized the purchase of up to $25.0 million in shares of the Company’s common stock.  During the thirty-nine weeks ended November 2, 2019, the Company repurchased 562,813 shares of its common stock at an aggregate cost of $9.7 million.  During the thirteen weeks ended November 2, 2019, the Company repurchased 290,213 shares of its common stock at an aggregate cost of $5.1 million.  At November 2, 2019, there were no additional shares which could be repurchased pursuant to this authorization.  On November 22, 2019, the Company’s Board of Directors approved another program that authorized the repurchase of up to $25.0 million in shares of the Company’s common stock.

Dividends

On February 12, 2019, the Company’s Board of Directors declared a dividend of $0.08 per common share, which was paid on March 19, 2019 to stockholders of record as of March 5, 2019.  On May 21, 2019, the Company’s Board of Directors declared a dividend of $0.08 per common share, which was paid on June 18, 2019 to stockholders of record as of June 4, 2019.  On August 20, 2019, the Company’s Board of Directors declared a dividend of $0.08 per common share, which was paid on September 17, 2019 to stockholders of record as of September 3, 2019.  On November 22, 2019, the Company’s Board of Directors declared a dividend of $0.08 per common share, payable on December 24, 2019 to stockholders of record as of December 10, 2019.  Any determination to declare and pay cash dividends for future quarters will be made by the Company’s Board of Directors.

12. Recent Accounting Pronouncements

Recently Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016–02” or “Topic 842”) which replaced the existing guidance in ASC Topic 840, Leases. The new standard established a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Company adopted ASU 2016-02 on February 3, 2019, the first day of fiscal 2019.  As part of the implementation process, the Company assessed its lease arrangements, evaluated practical expedient and accounting policy elections and implemented necessary modifications to its existing lease system. In adopting the new lease standard, the Company elected the optional transition method which applied the standard as of the effective date but did not apply the standard to the comparative periods previously presented in the consolidated financial statements.  The new standard also provided optional practical expedients for transition, which the Company elected, which permitted it to not reassess prior conclusions regarding lease classification, identification or initial direct costs.  Further, the Company elected a short-term lease exception policy which permitted it to not apply the recognition requirements of the new standard to short-term leases (leases with terms of 12 months or less).  The Company also elected an accounting policy to account for lease and non-lease components as a single component for certain classes of assets.  The Company did not elect an optional hindsight practical expedient.

The Company leases all of its retail store locations and certain office space and equipment.  All leases are classified as operating leases. Under the new guidance, right-of-use assets and lease liabilities are recognized based on the present value of future minimum lease payments over the lease term.  The Company uses its incremental borrowing rate as the discount rate which approximates the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the total lease payments under similar terms.  The incremental borrowing rate for existing leases as of the opening balance sheet date was based on the remaining terms of the leases.  The incremental borrowing rate for all new or amended leases is based upon the lease terms which include the contractual period obligated by the leases plus any additional periods covered by options available to extend the leases if the Company is reasonably certain to exercise such options.  Lease expense for fixed lease payments is recognized on a straight-line basis over the lease term and is included in selling, general and administrative expenses.  Adoption of the new standard resulted in the recording of operating lease right-of-use assets and operating lease liabilities of approximately $133.6 million and $141.0 million, respectively, as of February 3, 2019.  The difference between the lease assets and lease liabilities was primarily due to reclassification of lease incentives, as well as impairment of operating lease right-of-use assets for stores previously impaired as of the effective date.  Lease impairment, net of the related deferred taxes, totaled approximately $2.1 million and is reflected as an adjustment to retained earnings at the transition date.

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

Sales Returns

The Company allows customers to return merchandise for up to thirty days after the date of sale.  Expected refunds to customers are recorded based on estimated margin using historical return information.  The refund liability for merchandise returns is included in “Accrued expenses” on the condensed consolidated balance sheet and totaled $0.4 million and $0.3 million as of November 2, 2019 and February 2, 2019, respectively.  The corresponding asset for the recoverable cost of expected refunds is included in “Prepaid and other current assets” and totaled $0.3 million and $0.2 million as of November 2, 2019 and February 2, 2019, respectively.

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

In the following table, the Company’s revenue from contracts with customers is disaggregated by major product line.  The percentage of net sales related to each classification of its merchandise assortment for the thirty-nine and thirteen week periods ended November 2, 2019 and November 3, 2018 was approximately:

	Thirty-Nine Weeks Ended		Thirteen Weeks Ended
	November 2,	November 3,	November 2,	November 3,
	2019	2018	2019	2018
Accessories	33%	32%	33%	33%
Ladies'	23%	23%	21%	21%
Children's	22%	23%	24%	24%
Men's	16%	17%	16%	16%
Home	6%	5%	6%	6%

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

Total lease cost is comprised of operating lease costs, short-term lease costs and variable lease costs, which include rent paid as a percentage of sales, common area maintenance, real estate taxes and insurance for the Company’s real estate leases.  Lease expense for the thirty-nine and thirteen weeks ended November 2, 2019 is as follows (in thousands):

	Thirty-Nine Weeks Ended	Thirteen Weeks Ended
	November 2, 2019	November 2, 2019
Operating lease cost	$36,137	$12,278
Variable lease cost	6,164	1,901
Short term lease cost	791	276
Total lease cost	$43,092	$14,455

Future minimum lease payments as of November 2, 2019 are as follows (in thousands):

Fiscal Year	Lease Costs
Remainder of 2019	$9,014
2020	49,955
2021	39,689
2022	28,106
2023	20,406
Thereafter	28,914
Total future minimum lease payments	176,084
Less: imputed interest	(13,940)	(1)
Total present value of lease liabilities	$162,144	(2)

(1)	Calculated using the discount rate for each lease.
(2)	Includes short-term and long-term operating leases.

Adoption of the lease accounting standard (Topic 842) using the effective transition method requires the Company to provide relevant disclosures in accordance with ASC Topic 840, Leases for all prior periods presented.  Future minimum lease payments as of February 2, 2019 were as follows (in thousands):

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

Supplemental cash flow and other information related to operating leases for the thirty-nine weeks ended November 2, 2019 is as follows (in thousands, except for weighted average amounts):

Thirty-Nine Weeks Ended
November 2, 2019
Cash paid for operating leases	$37,379
Right of use assets obtained in exchange for new operating lease liabilities	$55,285

Weighted average remaining lease term (years) - operating leases	4.67
Weighted average discount rate - operating leases	3.59%

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

The factors that may result in actual results differing from such forward-looking information include, but are not limited to: transportation and distribution delays or interruptions; changes in freight rates; the Company’s ability to negotiate effectively the cost and purchase of merchandise; inventory risks due to shifts in market demand; the Company’s ability to gauge fashion trends and changing consumer preferences; changes in consumer spending on apparel; changes in product mix; interruptions in suppliers’ businesses; a deterioration in general economic conditions caused by acts of war or terrorism or other factors; increased customs restrictions and tariffs or quotas; the results of pending or threatened litigation; temporary changes in demand due to weather patterns; seasonality of the Company’s business; delays associated with building, opening and operating new stores; delays associated with building, opening or expanding new or existing distribution centers; and other factors described in the section titled “Item 1A. Risk Factors” and elsewhere in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2019 and in Part II, “Item 1A. Risk Factors” and elsewhere in the Company’s Quarterly Reports on Form 10-Q and any amendments thereto and in the other documents the Company files with the SEC, including reports on Form 8-K.

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

Overview

We are a value-priced retailer of urban fashion apparel and accessories for the entire family.  Our merchandise offerings are designed to appeal to the fashion preferences of value-conscious consumers, particularly African-Americans.  We operated 566 stores in both urban and rural markets in 33 states as of November 2, 2019.

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

Provided below is a reconciliation of net income to EBITDA and to Adjusted EBITDA for the thirty-nine and thirteen week periods ended November 2, 2019 and November 3, 2018 (in thousands):

	Thirty-Nine Weeks Ended		Thirteen Weeks Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018

Net income (loss)	$7,081	$14,027	$(1,084)	$(506)

Plus:
Interest expense	117	114	39	39
Income tax expense	1,311	3,152	—	—
Depreciation	13,741	14,250	4,520	4,600

Less:
Interest income	(1,214)	(979)	(421)	(321)
Income tax benefit	—	—	(122)	(237)
EBITDA	21,036	30,564	2,932	3,575

Plus:
Asset impairment	472	1,122	—	180
Proxy contest expenses	1,042	—	—	—
Adjusted EBITDA	$22,550	$31,686	$2,932	$3,755

Thirty-Nine Weeks Ended November 2, 2019 and November 3, 2018

Net Sales.  Net sales increased $2.5 million, or 0.4%, to $570.9 million in the thirty-nine weeks ended November 2, 2019 from $568.4 million in the thirty-nine weeks ended November 3, 2018.  The increase in sales was due to the opening of 18 new stores since the third quarter of last year, partially offset by a 1.2% decrease in comparable store sales and the impact of closing nine stores since the third quarter of last year.  The decrease in comparable store sales was reflected in a 1.5% decrease in customer transactions, along with a slight decrease in the average unit sale, partially offset by an increase in the average number of items per transaction of less than 1%.  Comparable store sales changes by major merchandise class were as follows in the first thirty-nine weeks of fiscal 2019: Home +7%; Accessories +5%; Men’s -4%; Ladies’ -5%; and Children’s -6%.

Store opening and closing activity resulted in a net sales increase of $9.4 million, while the 1.2% decrease in comparable store sales totaled $6.9 million.

Cost of Sales (exclusive of depreciation).  Cost of sales (exclusive of depreciation) increased $7.2 million, or 2.1%, to $357.4 million in the thirty-nine weeks ended November 2, 2019 from $350.2 million in the thirty-nine weeks ended November 3, 2018.  Cost of sales as a percentage of sales increased to 62.6% in the first thirty-nine weeks of fiscal 2019 from 61.6% in the same period of fiscal 2018 due primarily to a reduction in the core merchandise margin (initial mark-up, net of markdowns), as more markdowns were taken in response to the challenging sales environment.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $5.5 million, or 2.9%, to $192.0 million in the thirty-nine weeks ended November 2, 2019 from $186.5 million in the thirty-nine weeks ended November 3, 2018 due primarily to $1.2 million in costs associated with the CEO transition and changes to the Company’s Board of Directors, together with $1.0 million of expenses incurred in connection with a proxy contest, as well as the impact on expenses of opening 18 new stores since the third quarter of last year and normal inflationary pressure on expenses such as rent and payroll. These increases were partially offset by a $2.2 million decrease in incentive compensation expense resulting from less favorable earnings results in relation to target, as well as a $1.2 million gain on insurance claims received in fiscal 2019.  As a percentage of sales, selling, general and administrative expenses increased to 33.6% in the first thirty-nine weeks of fiscal 2019 from 32.8% in the first thirty-nine weeks of fiscal 2018 due primarily to the deleveraging effect resulting from declining comparable store sales.

Depreciation.  Depreciation expense decreased $0.6 million, or 3.6%, to $13.7 million in the first thirty-nine weeks of fiscal 2019 from $14.3 million in the first thirty-nine weeks of fiscal 2018.

Asset Impairment.  Impairment charges related to an underperforming store totaled $0.5 million in the first thirty-nine weeks of fiscal 2019, comprised of $0.3 million for leasehold improvements and fixtures and equipment, and $0.2 million for an operating lease right-of-use asset.  In the first thirty-nine weeks of fiscal 2018, impairment charges related to underperforming stores totaled $1.1 million, comprised entirely of leasehold improvements and fixtures and equipment.

Income Tax Expense.  Income tax expense decreased $1.9 million, or 58.4%, to $1.3 million in the first thirty-nine weeks of fiscal 2019 from $3.2 million in the first thirty-nine weeks of fiscal 2018 due to a decrease in pretax income and a decrease in the effective income tax rate to 15.6% from 18.4%.

Net Income.  Net income decreased $6.9 million, or 49.5%, to $7.1 million in the first thirty-nine weeks of fiscal 2019 from $14.0 million in the first thirty-nine weeks of fiscal 2018 due to the factors discussed above.

Thirteen Weeks Ended November 2, 2019 and November 3, 2018

Net Sales.  Net sales increased $7.7 million, or 4.4%, to $183.1 million in the thirteen weeks ended November 2, 2019 from $175.4 million in the thirteen weeks ended November 3, 2018.  The increase in sales was due to a 2.6% increase in comparable store sales and the opening of 18 stores since the third quarter of last year, partially offset by the impact of closing nine stores since the third quarter of last year.  The increase in comparable store sales was reflected in an increase of more than 2% in the average number of items per transaction and an increase of less than 2% in the number of customer transactions, partially offset by a 1% decrease in the average unit sale.  Comparable store sales changes by major merchandise class were as follows in the third quarter of 2019:  Home +11%; Accessories +9%; Ladies’ +1%; Men’s 0%; and Children’s -2%.

The 2.6% increase in comparable store sales resulted in an increase of $4.4 million in sales, while store opening and closing activity resulted in a net increase of $3.3 million.

Cost of sales (exclusive of depreciation).  Cost of sales (exclusive of depreciation) increased $4.2 million, or 3.8%, to $114.6 million in the third quarter of 2019 from $110.4 million in last year’s third quarter.  Cost of sales as a percentage of sales decreased to 62.6% in the third quarter of 2019 from 63.0% in the third quarter of 2018 due primarily to an improvement in the core merchandise margin (initial mark-up, net of markdowns).

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $4.3 million, or 7.0%, to $65.5 million in the third quarter of 2019 from $61.2 million in last year’s third quarter.  The increase was due primarily to the impact on expenses of opening 18 new stores since the third quarter of last year, together with normal inflationary pressure on expenses such as rent and payroll, as well as an increase of $0.7 million in costs associated with the CEO transition and changes to the Company’s Board of Directors.  As a percentage of sales, selling, general and administrative expenses increased to 35.8% in the third quarter of 2019 from 34.9% in the third quarter of 2018.

Depreciation.  Depreciation expense decreased $0.1 million, or 1.7%, to $4.5 million in the third quarter of 2019 from $4.6 million in the third quarter of 2018.

Asset Impairment.  There were no impairment charges related to underperforming stores in the third quarter of 2019.  In the third quarter of 2018, impairment charges related to property and equipment at underperforming stores totaled $0.2 million.

Income Tax Benefit.  Income tax benefit was $0.1 million in the third quarter of 2019 compared to $0.2 million in the third quarter of 2018.

Net Loss.  Net loss increased $0.6 million to a loss of $1.1 million in the third quarter of 2019 compared to a loss of $0.5 million in the third quarter of 2018 due to the factors discussed above.

Liquidity and Capital Resources

Our cash requirements are primarily for working capital and capital expenditures for new and existing stores, distribution infrastructure and information systems.  In addition, in November 2018, we initiated a share repurchase program of up to $25.0 million and, in the first thirty-nine weeks of fiscal 2019, we repurchased shares of our common stock at an aggregate cost of $9.7 million.  Also, during the first thirty-nine weeks of fiscal 2019, we paid dividends of $2.9 million.  In recent years, we have met our cash requirements using cash flow from operations and short-term trade credit.  We expect to be able to meet future cash requirements with cash flow from operations, short-term trade credit, existing balances of cash and investment securities and, if necessary, borrowings under our revolving credit facility described in Note 7 to the condensed consolidated financial statements included in Part I, Item 1 of this report.

Current Financial Condition. As of November 2, 2019, we had total cash and cash equivalents of $23.7 million compared to $17.9 million as of February 2, 2019.  Additionally, we had $32.3 million and $16.3 million of short-term and long-term investment securities, respectively, as of November 2, 2019, compared with $50.4 million and $8.9 million, respectively, as of February 2, 2019.  These securities are comprised of bank certificates of deposit and obligations of the U.S. Treasury, states and municipalities. Inventory represented 30.6% of our total assets as of November 2, 2019, compared to 46.9% as of February 2, 2019.  Management’s ability to manage our inventory can have a significant impact on our cash flows from operations during a given interim period or fiscal year. In addition, inventory purchases can be seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise.

Cash Flows From Operating Activities. Net cash provided by operating activities was $21.1 million in the thirty-nine weeks ended November 2, 2019 compared to $14.3 million in the thirty-nine weeks ended November 3, 2018.  Sources of cash provided during the first thirty-nine weeks of 2019 included net income adjusted for non-cash expenses such as depreciation, non-cash operating lease costs, asset impairment, loss on disposal of property and equipment, insurance proceeds from operating activities, deferred income taxes and stock-based compensation expense, totaling $57.9 million (compared to $30.2 million in the first thirty-nine weeks of 2018).  Other significant sources of cash in the first thirty-nine weeks of 2019 included (1) a $4.1 million decrease in inventory (compared with a $2.2 million increase in the first thirty-nine weeks of 2018) due to efforts to improve inventory turns and maintain as much inventory liquidity as possible in order to take advantage of opportunistic deals and trend changes; and (2) a $1.7 million increase in layaway deposits (compared to a $1.6 million increase in the first thirty-nine weeks of 2018) due to the seasonality of layaway transactions, as the layaway deposits are low at the end of the fourth quarter after merchandise put on layaway for Christmas has been picked up.

Significant uses of cash from operating activities in the first thirty-nine weeks of 2019 were (1) a $33.1 million decrease in accrued expenses and other long-term liabilities (compared to a $0.1 million increase in the first thirty-nine weeks of 2018) due primarily to payments of operating lease liabilities recorded due to the adoption of ASU 2016-02; (2) a $3.3 million change in the income tax payable/receivable (compared to a $1.9 million change in the first thirty-nine weeks of 2018) due to estimated tax payments made during the year; (3) a $3.2 million decrease in accrued compensation (compared to a $5.9 million decrease in the first thirty-nine weeks of 2018) due to the payment in the first thirty-nine weeks of 2019 of incentive compensation accrued in fiscal 2018; and (4) a $1.8 million decrease in accounts payable (compared to a $7.6 million decrease in the first thirty-nine weeks of 2018) due to the decrease in inventory discussed above.

Cash Flows From Investing Activities. Cash used in investing activities was $2.0 million in the thirty-nine weeks ended November 2, 2019 compared to cash used of $5.1 million in the thirty-nine weeks ended November 3, 2018.  Cash used for purchases of property and equipment totaled $13.2 million and $9.0 million in the first thirty-nine weeks of 2019 and 2018, respectively.  Sales/redemptions of investment securities, net of purchases, provided cash of $10.7 million and $3.7 million in the first thirty-nine weeks of 2019 and 2018, respectively.

Cash Flows From Financing Activities. Cash used in financing activities was $13.2 million in the thirty-nine weeks ended November 2, 2019 compared to $29.3 million in the thirty-nine weeks ended November 3, 2018.  Cash used for the repurchase of common stock totaled $9.7 million and $25.0 million in the first thirty-nine weeks of 2019 and 2018, respectively.  Dividends paid to stockholders used cash of $2.9 million and $3.2 million in the first thirty-nine weeks of 2019 and 2018, respectively.

Cash Requirements

Our principal sources of liquidity consist of: (i) cash and cash equivalents (which equaled $23.7 million as of November 2, 2019); (ii) short-term and long-term investment securities (which equaled $32.3 million and $16.3 million, respectively, as of November 2, 2019); (iii) short-term trade credit; (iv) cash generated from operations on an ongoing basis as we sell our merchandise inventory; and (v) a $50.0 million revolving credit facility (under which we have no borrowings outstanding). Trade credit represents a significant source of financing for inventory purchases and arises from customary payment terms and trade practices with our vendors.  Historically, our principal liquidity requirements have been for working capital and capital expenditure needs.

We believe that our existing sources of liquidity will be sufficient to fund our operations and anticipated capital expenditures for at least the next 12 months.

Recent Accounting Pronouncements

See the discussion of Recent Accounting Pronouncements in Note 12 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this report.

Critical Accounting Policies

The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

On February 3, 2019, we adopted ASU No. 2016-02, Leases (Topic 842).  For additional information, see Note 12 and Note 14 to the unaudited condensed consolidated financial statements included in Part 1, Item 1 of this report.

There have been no other material changes to the Critical Accounting Policies outlined in the Company’s Annual Report on Form 10-K for the year ended February 2, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risk during the thirty-nine weeks ended November 2, 2019 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended February 2, 2019.

Item 4. Controls and Procedures.

We have carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 2, 2019 pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information has been accumulated and communicated to our management, including the officers who certify our financial reports, as appropriate, to allow timely decisions regarding the required disclosures.

Our disclosure controls and procedures are designed to provide reasonable assurance that the controls and procedures will meet their objectives. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

During the thirty-nine weeks ended November 2, 2019, we implemented ASU No. 2016-02, Leases (Topic 842).  In connection with its adoption, we implemented changes to our accounting policies, operational processes and internal controls to ensure compliance with the new standard.

There were no other changes in our internal control over financial reporting that occurred during the fiscal quarter ended November 2, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Information on Share Repurchases

The number of shares of common stock repurchased by the Company during the third quarter of fiscal 2019 and the average price paid per share are as follows:

				Maximum number (or
			Total number of shares	approximate dollar value)
			purchased as part of	of shares that may yet be
	Total number of	Average price paid	publicly announced	purchased under the plans
Period	shares purchased	per share (1)	plans or programs (2)	or programs (2)
August (8/4/19 - 8/31/19)	59,770	$15.88	59,770	$4,166,613
September (9/1/19 - 10/5/19)	146,696	$18.11	146,696	$1,513,704
October (10/6/19 - 11/2/19)	83,747	$18.10	83,747	$9
Total	290,213		290,213

(1) Includes commissions for the shares repurchased under the stock repurchase program.

(2) On November 28, 2018 we announced a $25.0 million stock repurchase program, under which no additional shares remain available as of November 2, 2019.  Repurchases under the stock repurchase program could be made at management’s discretion from time to time on the open market, in privately negotiated transactions or otherwise, and may be made in part under one or more Rule 10b5-1 plans.

Following the end of the period covered by this report, on November 22, 2019, the Company’s Board of Directors approved another program that authorized the repurchase of up to $25.0 million in shares of the Company’s common stock.

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

101

The following financial information from Citi Trends, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 2, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of November 2, 2019 and February 2, 2019, (ii) the Condensed Consolidated Statements of Operations for the thirty-nine and thirteen week periods ended November 2, 2019 and November 3, 2018, (iii) the Condensed Consolidated Statements of Cash Flows for the thirty-nine week periods ended November 2, 2019 and November 3, 2018, and (iv) Notes to the Condensed Consolidated Financial Statements (unaudited).*

*      Included herewith.

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

Date: December 6, 2019

	By:	/s/ Stuart C. Clifford
	Name:	Stuart C. Clifford
	Title:	Senior Vice President and Chief Financial Officer