Form 10-K
period 2020-02-01
Citi Trends Inc
filed 2020-05-14
CIK 1318484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended February 1, 2020

Or

☐   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                to

Commission File Number: 000-51315

CITI TRENDS, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-2150697
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

104 Coleman Boulevard, Savannah, Georgia	31408
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code   (912) 236-1561

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $.01 Par Value	CTRN	NASDAQ Stock Market

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $166,153,095 as of August 3, 2019.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: Common Stock, par value $.01 per share, 10,841,564 shares outstanding as of March 31, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information from the registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year covered by this Annual Report on Form 10-K, with respect to the Annual Meeting of Stockholders to be held on June 30, 2020.

FORM 10-K REPORT INDEX

PART I

Some statements in, or incorporated by reference into, this Annual Report on Form 10-K (this “Report”) of Citi Trends, Inc. (“we,” “us,” or the “Company”) may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than historical facts contained in this Report, including statements regarding our future financial position, business policy and plans, objectives and expectations of management for future operations and capital allocation expectations, are forward-looking statements. The words “believe,” “anticipate,” “project,” “plan,” “expect,” “estimate,” “objective,” “forecast,” “goal,” “intend,” “could,” “will likely result,” or “will continue” and similar expressions, as they relate to us, are intended to identify forward-looking statements, although not all forward-looking statements contain such language.  We have based these forward-looking statements largely on our current expectations and projections about future events, including, among other things: potential risks and uncertainties relating to the ultimate geographic spread of the coronavirus (COVID-19), the severity of the disease, the duration of the COVID-19 outbreak, actions that may be taken by governmental authorities to contain the COVID-19 outbreak or to treat its impact, the potential negative impacts of COVID-19 on the global economy and foreign sourcing, the impacts of COVID-19 on the Company's financial condition, business operation and liquidity, including the reopening of the Company’s retail stores and distribution facilities, our ability to anticipate and respond to fashion trends, competition in our markets, consumer spending patterns, general economic conditions, actions of our competitors or anchor tenants in the strip shopping centers where our stores are located, anticipated fluctuations in our operating results and expected cash position.

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

Information is provided herein with respect to our operations related to our fiscal years ended on February 1, 2020 (“fiscal 2019”), February 2, 2019 (“fiscal 2018”) and February 3, 2018 (“fiscal 2017”).

ITEM 1.BUSINESS

Overview and History

We are a value-priced retailer of fashion apparel,  accessories and home goods for the entire family.  Our merchandise offerings are designed to appeal to the fashion preferences of value-conscious consumers, particularly African-Americans.  Our goal is to provide merchandise at discounts of 20% to 70% compared to department and specialty stores’ regular prices. Our stores average approximately 11,000 square feet of selling space and are typically located in neighborhood shopping centers that are convenient to low and moderate income customers.  As of February 1, 2020, we operated 571 stores in both urban and rural markets in 33 states.

Our predecessor, Allied Department Stores, was founded in 1946 and grew into a chain of family apparel stores operating in the Southeast. In 1999, the Company, then consisting of 85 stores, was acquired by a private equity firm. Following this acquisition, management rebranded the stores to “Citi Trends” and implemented several strategies to focus on the growing urban fashion market and improve our operating and financial performance. After the successful implementation of these strategies and the successful growth of our chain from 85 stores to 212 stores, we completed an initial public offering of our common stock on May 18, 2005.

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

Company Strengths and Strategies

Our goal is to be the leading value-priced retailer of fashion apparel, accessories and home goods for the African-American families we currently serve as our primary target market.  We strive to provide our customers with a place to shop that is fashionable, fresh, friendly, fair and fun. We believe the following business strengths differentiate us from our competitors and are important to our success:

Focus on Fashionable Mix. We focus our merchandise on fashionable apparel that we believe appeals to our core customers. We do not attempt to dictate trends, but rather devote considerable effort to identifying emerging trends and ensuring that our apparel assortment is considered timely and fashionable for our target customer. Our merchandising staff tests new emerging merchandise trends before reordering and actively manages the mix of basic, fashion, trend and branded products in the stores to keep our offering fresh and minimize markdowns.

Superior Value Proposition. As a value-priced retailer, we seek to offer top quality, fashionable merchandise at compelling prices in relation to department and specialty stores. We offer branded product at tremendous value that appeals to our core customer.

Merchandise Mix that Appeals to the Entire Family. We merchandise our stores to create a destination environment capable of meeting the fashion needs of the entire value-conscious family. Each store offers a wide variety of products for men,  women and children, as well as accessories and home goods. Our stores feature sportswear, dresses, outerwear, footwear, intimate apparel, accessories, scrubs, beauty and home. We believe that the breadth of our merchandise distinguishes our stores from many competitors that offer similar apparel primarily for women, and reduces our exposure to fashion trends and demand cycles in any single category.

Strong and Flexible Sourcing Relationships. We maintain strong sourcing relationships with a large group of suppliers. We have purchased merchandise from approximately 1,700 vendors in the past 12 months. Purchasing is controlled by a buying team located in New York, New York. We purchase merchandise through planned programs with vendors at reduced prices and opportunistically through close-outs, with the majority of our merchandise purchased for the current season and a lesser quantity held for sale in future seasons. To foster vendor relationships, we pay vendors promptly and do not ask for typical retail concessions, such as promotional and markdown allowances.

Attractive Fashion Presentation in a Friendly and Fun Environment. We seek to provide a fashion-focused shopping environment that is similar to a specialty apparel retailer, rather than a typical off-price store. Products are prominently displayed by style, rather than by size, on dedicated, four-way fixtures featuring multiple sizes and styles.  The remaining merchandise is arranged on hanging racks.  The stores are carpeted and well-lit, with most featuring a sound system that plays music appropriate for our target customer throughout the store.  Our stores are neat, orderly and clean, offering a friendly and fun environment.

Friendly and Helpful Store Associates.  Our store associates are trained to provide friendly and helpful customer service to deliver a positive shopping experience.  Many of our store associates live in the neighborhoods where our stores are located and frequently shop our stores themselves.  As a result, our store associates cultivate a unique culture at our stores that enables a high level of connectivity with our customers.  We strive to make our stores a destination where everyone is welcome, and our store associates foster that vision every day through enriched customer engagement.

Cost-Effective Store Locations. We locate stores in high traffic strip shopping centers that are convenient to low and moderate income neighborhoods. We generally utilize previously occupied store sites which enables us to obtain attractive rents. Similarly, advertising expenses are low as we do not rely on promotion-driven sales but rather, we seek to build our reputation for value through everyday low prices. At the same time, from an investment perspective, we seek to design stores that are inviting and easy to shop, while limiting startup and fixturing costs.

Product Merchandising and Pricing

Products. Our merchandising strategy is to offer fresh and fashionable apparel,  accessories and home goods at attractive prices for the entire value-conscious family. We seek to maintain a diverse assortment of first quality, in-season merchandise that appeals to the distinctive tastes and preferences of our core customers. Approximately 20% of our net sales in fiscal 2019 were represented by nationally recognized brands. We also offer a wide variety of products from less recognized brands and a lesser amount representing private label products under our proprietary brands.

Our merchandise includes apparel, accessories and home. Within apparel, we offer fashion sportswear for men, women and children, including offerings for newborns, infants, toddlers, boys and girls. Accessories include handbags, jewelry, footwear, belts, intimate apparel, scrubs and sleepwear.  Home includes décor and functional bedroom, bathroom and kitchen products, as well as beauty and toys.

The following table sets forth the merchandise assortment by classification as a percentage of net sales for fiscal 2019,  2018 and 2017.

	Percentage of Net Sales
	2019	2018	2017
Accessories	32%	32%	32%
Children’s	23%	23%	23%
Ladies’	22%	22%	23%
Men’s	16%	17%	17%
Home	7%	6%	5%

Pricing. We purchase our merchandise at attractive prices and mark prices up less than department or specialty stores. We seek to provide nationally recognized brands at prices that are 20% to 70% below regular retail prices available in department stores and specialty stores.  Further, we consider the price-to-value relationships of our non-branded products to be exceptionally strong. Both branded and non-branded offerings validate our fashion positioning and value to our customers. We review each department in our stores at least monthly for possible markdowns based on sales rates and fashion seasons to promote faster turnover of inventory and to accelerate the flow of current merchandise.

Sourcing and Allocation

The merchandising department oversees the sourcing, planning and allocation of merchandise to our stores, which allows us to utilize volume purchase discounts and maintain control over our inventory. We source our merchandise from approximately 1,700 vendors, consisting of domestic manufacturers and importers. Our merchandising department consists of a buying team and a planning and allocation team.

The buyers on our buying team have, on average, 12 years of experience in the retail business and have developed long-standing relationships with many of our vendors, including those controlling the distribution of branded apparel. Our buyers, who are based in New York, travel regularly to the major United States markets, visiting major manufacturers and attending national and regional trade shows.

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

We allocate merchandise across our store base according to sales and merchandise plans that are created by our planning and allocation teams. The merchandising staff utilizes a centralized management system to monitor merchandise purchasing, planning and allocation in order to maximize inventory turnover, identify and respond to changing product demands and determine the timing of markdowns to our merchandise. A store-level planning system assists our team in their efforts to allocate merchandise to individual stores based on sales performance and planned inventory levels.  The buyers also regularly review the age and performance of the merchandise and manage both the reordering and clearance processes. In addition, the merchandising team communicates with regional, district and store managers to ascertain regional and store-level conditions and to better ensure that our product mix meets our consumers’ demands in terms of quality, fashion, price and overall value.

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

Store Operations

Store Format. The average selling space of our 571 stores is approximately 11,000 square feet, which allows us the space and flexibility to departmentalize our stores and provide directed traffic patterns. We arrange most of our stores in a racetrack format with ladies’ sportswear in the center of each store and complementary categories adjacent to those items. Men’s and boy’s apparel and footwear are displayed on one side of the store, while dresses, ladies’ footwear and accessories are displayed on the other side. Merchandise for infants, toddlers, boys and girls, as well as home goods, are displayed along the back of the store. Impulse items, such as jewelry, beauty, sunglasses and consumables are featured near the checkout area. Products from nationally recognized brands and other current fashion styles are prominently displayed on four-way racks at the front of each department. The remaining merchandise is displayed on hanging racks and table displays. Large hanging signs identify each category location. The unobstructed floor plan allows the customer to see virtually all of the different product areas from the store entrance and provides us the flexibility to easily expand and contract departments in response to customer demand, seasonality and merchandise availability. Virtually all of our inventory is displayed on the selling floor.  Our mission is to curate the best product at value prices for our core customers.  We provide them a place to shop that is fashionable, fresh, friendly, fair and fun.  A critical component of our success is to maintain an environment that is neat, clean and organized, where everyone is welcome.

Store Management. Store operations are managed by our Senior Vice President of Store Operations, four regional vice presidents and 52 district managers, each of whom manages eight to fifteen stores. The typical store is staffed with a store manager, two or three assistant managers and seven to eight part-time sales associates, all of whom rotate work days on a shift basis. Store managers and assistant store managers participate in a bonus program based on achieving predetermined levels of sales and inventory shrinkage. District managers participate in bonus programs based on achieving targeted levels of sales, profits, inventory shrinkage and payroll costs. Regional Vice Presidents participate in a bonus program based partly on a roll-up of the district managers’ bonuses and partly on the Company’s profit performance in relation to budget. Sales associates are compensated on an hourly basis with incentives. Moreover, we recognize individual performance through internal promotions and provide opportunities for career advancement.

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

Employee Training. Our employees are critical to achieving our goals, and we strive to hire employees with high energy levels and motivation. We have well-established store operating policies and procedures and an extensive 30-day in-store training program for new store managers and assistant managers. Sales associates also participate in a 14-day customer service and store procedures training program, which is designed to enable them to assist customers in a friendly and helpful manner.

Layaway Program. We offer a layaway program that allows customers to purchase merchandise by initially paying a 20% deposit and a $2 service charge, although at various times, we reduce the deposit requirement to 10% and waive the service charge in connection with promotional events. The customer then makes additional payments every two weeks and has 60 days to complete the purchase. If the purchase is not completed, the customer receives a Citi Trends gift card for amounts paid less a re-stocking and layaway service fee.

Site Selection. Cost-effective store locations are an important part of our store profitability model. Accordingly, we look for second and third use store locations that offer attractive rents, but also meet our demographic and economic criteria. We have a dedicated real estate management team responsible for new store site selection. In selecting a location, we target both major metropolitan and rural markets. Demographic criteria used in site selection include concentrations of our core consumers. In addition, we require convenient site accessibility, as well as strong co-tenants, such as food stores, dollar stores and rent-to-own stores.  We will be the leading value-priced retailer within the neighborhoods we proudly serve.  We will be an integral part of our customers’ community by providing apparel, accessories, home furnishings and career opportunities.

Shortly after we sign a new store lease and complete the necessary leasehold improvements to the building, we prepare the store over a three to four week period by installing fixtures, signs, dressing rooms, checkout counters and cash register systems and merchandising the initial inventory.

Advertising and Marketing

Our marketing goals are to build the “Citi Trends” brand, promote customers’ association of the “Citi Trends” brand with value, quality, fashion and everyday low prices, and drive traffic into our stores. We generally focus our advertising efforts during the first quarter

(Spring/Easter), back-to-school and Christmas through the use of hip-hop radio stations, social media and influencer marketing.  In addition, we promote fashion trends and exciting deals in our window signage and through in-store announcements.  Our Facebook page has nearly 600,000 followers, and our Instagram account has more than 80,000 followers.  We use our social media channels to highlight our brand and engage our customers with compelling digital content on a regular basis.  We also maintain a website at http://www.cititrends.com and a mobile app, both of which advertise our latest in-store products and provide information about our business, including a store locator.

Distribution

All merchandise sold in our stores is shipped directly from our distribution centers in Darlington, South Carolina and Roland, Oklahoma, utilizing various express package distributors. Our stores receive multiple shipments of merchandise each week from our distribution centers. The Darlington distribution center has 550,000 square feet of space, while the Roland distribution center has 565,000 square feet of space.

We engaged a consulting firm to help us identify more efficient and less costly distribution alternatives.  We focused on leveraging the consultant’s relationships with transportation service providers, expanding the number of in-bound trucking options, and evaluating the current out-bound to store model.  This project began in the first quarter of 2019 and has  continued into 2020.

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

Prior to the COVID-19 crisis, we were embarking on a systems transformation project with a leading consultant to provide a strategic roadmap for the future of our information systems.  However, due to the negative economic effects of COVID-19, we have delayed this project.  Our top priorities for this project were to reinvent and dramatically improve our planning and allocation systems, as well as provide robust analytical capabilities that extend visibility to granular levels of the business.  We understand the competitive advantage data provides and will strive to leverage newer technologies such as artificial intelligence and machine learning as enablers for executing business operations.  We will revisit next steps for this project later in 2020.

Aligned with our systems transformation project, we were also engaged in a point-of-sale replacement project which included new hardware, software and payment systems for our stores.  The project was expected to improve our store operational processes, increase transactional efficiencies and provide enhanced visibility to the business.  As an organization focused on being fashionable, friendly, fresh, fair and fun, we understand that our customer experience is paramount to our success and a new point-of-sale solution will provide the foundation to enhance our customer engagement journey.  This project has also been temporarily suspended due to the uncertainty stemming from COVID-19.

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

•	Continued testing and introduction of new categories of merchandise that meet the needs of our customers,
•	Continued evolution of our marketing strategies through the use of digital advertising and influencers, and
•	Future execution of a systems transformation project and point-of-sale replacement project, as described above.

Increase Store Base.  We believe that our store potential for the existing concept is up to 800 stores.  This concept, which has historically done well in predominantly African-American markets, has proven to be portable across much of the country.  In fact, of the 20 Citi Trends stores with the highest level of profit, 14 different metropolitan statistical areas are represented.  Also, only six of our stores were not profitable on a four-wall basis in fiscal 2019.

We opened 16 new stores in fiscal 2019.  We opened three new stores in fiscal 2020 before suspending our new store initiatives due to the negative economic effects of COVID-19.

Competition

The markets we serve are highly competitive. The principal methods of competition in the retail business are fashion, assortment, pricing and presentation. We believe we have a competitive advantage in our offering of fashionable merchandise at everyday low prices. We compete against a diverse group of retailers, including national off-price retailers, mass merchants, smaller specialty retailers and dollar stores. The off-price retail companies with which we compete include TJX Companies, Inc. (“TJX Companies”), Ross Stores, Inc. (“Ross Stores”), The Cato Corporation (“Cato”), and Burlington Stores, Inc. (“Burlington”).  In particular, Ross Stores’ “dd’s DISCOUNTS” stores, and Cato’s “It’s Fashion Metro” stores target lower and moderate income consumers. We believe our strategy of appealing to African-American consumers allows us to compete successfully with these retailers. We also believe we offer a more inviting store format than the traditional off-price retailers, including our use of carpeted floors and more prominently displayed brands. In addition, we compete with a group of smaller specialty retailers that sell only women’s products, such as Rainbow, as well as value-oriented retailers, such as Forman Mills and Variety Wholesalers. Our mass merchant competitors include Wal-Mart, Target and Kohl’s. These chains do not focus on fashion apparel and, within their apparel offering, lack the specialized focus on fashionable mix that appeals to our core customers. Similarly, while some of the dollar store chains offer apparel, they typically offer a more limited selection focused on basic apparel needs. As a result, we believe there is significant demand for a value-priced retailer that addresses the market of low and moderate income consumers generally and, particularly, African-American and other consumers who seek extreme value for fashion apparel, accessories and home goods. See Item 1A. Risk Factors in this Report for additional information regarding competition in our markets.

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

Employees

As of February 1, 2020, we had approximately 3,000 full-time and approximately 2,700 part-time employees. Of these employees, approximately 4,700 are employed in our stores and the remainder are employed in our distribution centers, buying offices and corporate office. We are not a party to any collective bargaining agreements, and none of our employees are represented by a labor union.

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

Our financial and operating performance may be materially and adversely affected by the outbreak of the novel coronavirus (“COVID-19”).

The recent outbreak of COVID-19 in the U.S. has had an unfavorable impact on our business operations. Mandatory closures of businesses imposed by the federal, state and local governments to control the spread of the virus is disrupting the operations of our management, business and finance teams. In response to COVID-19, the Company temporarily closed all of its retail stores and distribution facilities as of March 20, 2020 and temporarily closed its corporate and buying offices with associates working remotely where possible. We cannot foresee whether the outbreak of COVID-19 will be effectively contained, nor can we predict the severity and duration of its impact on our business and our consolidated financial results. The prolonged closure of some or all of our retail stores and distribution facilities, disruptions in our supply chain and with our transportation providers, the slowdown in consumer spending and other factors resulting from the pandemic are expected to have an adverse impact on the financial condition, results of operations and liquidity of the Company in fiscal 2020.  The extent to which COVID-19 will impact our business and our consolidated financial results will depend on future developments which are highly uncertain and cannot be predicted.

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

Our growth strategy includes successfully opening and operating new stores and expanding our value-priced model within our current markets and into new geographic regions, as well as shifting our merchandise mix more towards non-apparel merchandise and potentially branching out into some new store concepts. There are significant risks associated with our ability to continue to expand successfully and manage the implementation of this growth effectively. If any aspect of our expansion strategy does not achieve the success we expect, in whole or in part, we may fail to meet our financial performance expectations, slow our planned growth or close stores or operations. The success of opening new stores is dependent upon, among other things, the current retail environment, the identification of suitable markets and the availability of real estate that meets our criteria for traffic, square footage, co-tenancies, lease economics, demographics, and other factors, the negotiation of acceptable lease terms, construction costs, the hiring, training and retention of competent sales personnel, and the effective management of inventory to meet the needs of new and existing stores on a timely basis. We may not be able to execute our growth strategies successfully, on a timely basis, or at all.  The extent of the impact from the COVID-19 pandemic on our business and financial results could also impact our growth plans and long-term strategic goals.  If we fail to implement these strategies successfully, or if these strategies do not yield the desired outcomes, our financial condition and results of operations would be adversely affected.

We could experience a reduction in sales if we are unable to fulfill our current and future merchandising needs.

We depend on our suppliers for the continued availability and satisfactory quality of our merchandise. Most of our suppliers could discontinue selling to us at any time. Additionally, if the manufacturers or other owners of brands or trademarks terminate the license agreements under which some of our suppliers sell our products, we may be unable to obtain replacement merchandise of comparable fashion appeal or quality, in the same quantities or at the same prices. In addition, a number of our suppliers are smaller, less capitalized companies and are more likely to be impacted by unfavorable general economic and market conditions, including economic downturns caused by natural disasters, acts of terror, or public health pandemics (including COVID-19), than larger and better capitalized companies. These smaller suppliers may not have sufficient liquidity during economic downturns to properly fund their businesses, and their ability to supply their products to us could be negatively impacted. If we lose the services of one or more of our significant suppliers or one or more of them fail to meet our merchandising needs, we may be unable to timely or adequately replace the merchandise we currently source with merchandise provided elsewhere, which could negatively impact our sales and results of operations.

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

Downturns, or the expectation of a downturn, in general economic conditions, including the effects of unemployment levels, salaries and wage rates, interest rates, levels of consumer debt, inflation in food and energy prices, taxation (including delays in the distribution of tax refunds), government stimulus, consumer confidence, and other macroeconomic factors, could adversely affect consumer spending patterns, our sales and our results of operations. Consumer confidence may also be affected by domestic and international political unrest, acts of war or terrorism, natural disasters, public health emergencies like the COVID-19 pandemic, or other significant events outside of our control, any of which could lead to a decrease in spending by consumers. Because apparel generally is a discretionary purchase, declines in consumer spending patterns may have a more negative effect on apparel retailers than some other retailers. In addition, since many of our stores are located in the southeastern United States, our operations are more susceptible to regional factors than the operations of our more geographically diversified competitors. Therefore, any adverse economic conditions that have a disproportionate effect on the southeastern United States could have a greater negative effect on our sales and results of operations than on retailers with a more geographically diversified store base.

We depend upon strong cash flows from our operations to supply capital to fund our operations, growth, stock repurchases and dividends and interest and debt repayment.

Our business depends upon our operations to continue to generate strong cash flow to supply capital to support our general operating activities, to fund our growth and our return of cash to stockholders through our stock repurchase programs and dividends, and to pay our interest and debt repayments. For example, as a result of the ongoing COVID-19 pandemic, we temporarily closed our stores beginning in March 2020. We also suspended both our share repurchase program and the payment of our quarterly cash dividends. Our inability to continue to generate sufficient cash flows to support these activities could adversely affect our growth plans, capital expenditures, operating expenses and financial performance, including our earnings per share. Changes in the capital and credit markets, including market disruptions, limited liquidity, and interest rate fluctuations may increase the cost of financing or restrict our access to these potential sources of liquidity. Our continued access to these liquidity sources on favorable terms depends on multiple factors, including our operating performance and maintaining strong credit ratings. In March 2020, we borrowed $43.7 million from our revolving credit facility to add to our cash balances in order to provide enhanced financial flexibility due to uncertain market conditions arising from the impact of the COVID-19 pandemic. If our access to capital is restricted or our borrowing costs increase, our operations and financial condition could be adversely impacted.

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

We also face a variety of other risks generally associated with relying on vendors that do business in foreign markets and import merchandise from abroad, such as:

•

political or labor instability, natural disasters, public health emergencies including the current COVID-19 pandemic, or the threat of terrorism, in particular in countries where our vendors source merchandise;

•	increases in merchandise costs due to raw material price inflation or changes in purchasing power caused by fluctuations in currency exchange rates;

•	enhanced security measures at United States and foreign ports, which could delay delivery of imports;

•	imposition of new or supplemental duties, trade restrictions, sanctions, tariffs, quotas, taxes, and other charges on imports;

•	compliance with new or changing import/export controls;

•	delayed receipt or non-delivery of goods due to the failure of foreign-source suppliers to comply with import regulations, organized labor strikes or congestion at United States ports;

•	concerns about human rights and working conditions in countries where merchandise is manufactured and produced; and

•	local business practice and political issues, including issues relating to compliance with domestic or international labor and environmental standards.

We rely on numerous third parties in the supply chain to produce and deliver the products that we sell, and our business may be negatively impacted by their failure to comply with applicable law.

Merchandise we sell in our stores is subject to regulatory standards set by various governmental authorities with respect to quality and safety. Regulations in this area may change from time to time. We rely on numerous third parties to supply quality merchandise that complies with applicable product safety laws and other applicable laws, but they may not comply with their obligations to do so. Violations of law by our importers, suppliers, manufacturers or distributors could result in delays in shipments and receipt of goods or damage our reputation, thus causing our sales to decline. Although our arrangements with our vendors frequently provide for indemnification for product liabilities, the vendors may fail to honor those obligations to an extent we consider sufficient or at all. Issues with the quality and safety of merchandise we sell in our stores, regardless of our fault, or customer concerns about such issues, could result in damage to our reputation, lost sales, uninsured product liability claims or losses, merchandise recalls, increased costs, and regulatory, civil or criminal fines or penalties, any of which could have a material adverse effect on our financial results. Further, we are susceptible to the receipt of counterfeit brands, infringing products or unlicensed goods. We could incur liability with manufacturers or other owners of the brands or trademarked products if we receive and sell counterfeit brands, infringing products or unlicensed goods, even inadvertently, and, therefore, it is important that we establish relationships with reputable vendors to reduce the risk that we may inadvertently receive counterfeit brands, infringing products or unlicensed goods. Although we are careful in selecting our vendors, we may receive products that we are prohibited from selling or incur liability for selling counterfeit brands, infringing products or unlicensed goods, which could adversely impact our results of operations.

A significant disruption to our distribution process or southeastern retail locations could have an adverse effect on our business, financial condition and results of operations.

Our ability to distribute our merchandise to our store locations in a timely manner is essential to the efficient and profitable operation of our business. We have distribution centers located in Darlington, South Carolina and Roland, Oklahoma. Any natural disaster or other disruption to the operation of either of these facilities due to fire, accidents, public health emergency such as the current COVID-19 pandemic, weather conditions or any other cause could damage a significant portion of our inventory, impair our ability to stock our stores adequately and may result in increased supply chain costs or lost sales.

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

We rely upon third-party land-based and air freight carriers for merchandise shipments to our distribution centers and our retail stores. Accordingly, we are subject to the risks, including labor disputes, union organizing activity, inclement weather, public health emergencies, and increased transportation costs, associated with such carriers’ ability to provide delivery services to meet outbound shipping needs. In addition, if the cost of fuel rises, the cost to deliver merchandise to our distribution centers and our retail stores may rise and such costs could have an adverse impact on our profitability. Failure to deliver merchandise to our distribution centers and our retail stores in a timely, effective and economically viable manner could adversely affect our business, financial condition and results of operations.

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

•     We may experience a significant increase in legal fees, administrative, advisor and associated costs incurred in connection with responding to a proxy contest or related action. For example, we incurred $2.5 million in expenses as a result of the proxy contest in connection with our 2017 annual meeting and $1.0 million in expense as a result of the proxy contest in connection with our 2019 annual meeting.

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

Compliance risks in our business include areas such as employment law, taxation, securities laws, consumer protection laws, licensing, intellectual property, customer relations and personal injury claims, among others.  If we fail to comply with these laws, rules and regulations, we may be subject to judgments, fines or other costs or penalties, which could have an adverse effect on our financial condition and results of operations.

Changes in government regulations could have an adverse effect on our financial condition and results of operations.

Our business is subject to numerous federal, state and local laws and regulations. New legal requirements in any number of areas could result in higher compliance costs. Changes in areas, such as workplace-regulation and other labor or employment benefits laws, supply chain, privacy and information security, or environmental regulation may require extensive structural and organizational changes that could be difficult to implement, disrupt our business, cause reputational harm and materially adversely affect our operations and financial results.  Additionally, in response to the COVID-19 pandemic state and local governments have implemented measures to slow the spread of the virus, which resulted in the Company temporarily closing its stores on March 20, 2020. Extended closures required by law or additional restrictions on our operations may have adverse effects on our financial condition.

Any failure of our management information systems or the inability of third parties to continue to upgrade and maintain our systems could have an adverse effect on our business, financial condition and results of operations.

We depend on the accuracy, reliability and proper functioning of our management information systems, including the systems used to track our sales and facilitate inventory management. We also rely on our management information systems for point-of-sale, merchandise planning and allocation, replenishment and markdowns, as well as other key business functions. These functions enhance our ability to process and optimize sales while limiting markdowns and reducing inventory risk through properly marking down slow-selling styles, reordering existing styles and effectively distributing new inventory to our stores. We do not currently have redundant systems for all functions performed by our management information systems. Any interruption in these systems could impair our ability to manage our inventory effectively, which could have an adverse effect on our business.

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

Cyberattacks continue to evolve and there can be no assurance that an attacker would be unable to gain access to the information we collect.  These attacks can come in many forms, including computer hacking, acts of vandalism or theft, malware, computer viruses or other malicious codes, phishing, employee error or malfeasance, catastrophes, unforeseen events or other cyber-attacks.  Additionally, a failure of a third party service provider to monitor and secure their environment could lead to unauthorized access of our private or confidential information.  Any cyberattack or a breach of our data could expose us to costly fines, private litigation and response measures, credit card brand assessments, government enforcement actions, disruption of business operations, negative publicity, erode customer confidence in the effectiveness of our data security measures, and decrease our current or potential customers’ willingness to shop in our stores which could adversely affect our business and financial conditions.  Furthermore, there can be no assurance that any limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from any such liabilities or damages with respect to any particular claim. Our existing general liability insurance coverage and coverage for errors and omissions may not continue to be available on acceptable terms or may not be available in sufficient amounts to cover one or more large claims, or our insurers may deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceeds available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, operating results and financial condition.

We may be unable to negotiate future leases or renegotiate current leases on the same favorable terms as we had in the past.

Our strategic growth plan depends in part on our ability to renew current leases and enter into new leases for future stores. We currently lease all of our store locations and are subject to the risks associated with leasing real estate. If we decide to close stores, we may be required to continue to perform obligations under the applicable leases, including, among other things, paying rent and operating expenses for the balance of the lease term, or paying to exercise rights to terminate, and the performance of any of these obligations may be expensive. When the current lease terms for our stores expire, we may be unable to negotiate renewals which could lead to the closing or relocating stores on less favorable terms or in a less favorable location.

Our sales, inventory levels and earnings fluctuate on a seasonal basis, which makes our business more susceptible to adverse events that occur during the first and fourth quarters.

Our sales and earnings are significantly higher during the first and fourth quarters each year due to the importance of the spring selling season, which includes Easter, and the fall selling season, which includes Christmas. Factors negatively affecting us during the first and fourth quarters, including adverse weather, public health pandemics like COVID-19, unfavorable economic conditions, reduced governmental assistance, and tax refund patterns for our customers, will have a greater adverse effect on our financial condition than if our business was less seasonal.

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

Our comparable store sales and quarterly results have fluctuated significantly in the past based on a number of economic, seasonal and competitive factors, as well as changes in our merchandise mix, and we expect them to continue to fluctuate in the future. Since the beginning of fiscal 2014, our quarter-to-quarter comparable store sales have ranged from a decrease of 7.0% to an increase of 13.9%.  This variability could cause our comparable store sales and quarterly results to fall below the expectations of securities analysts or investors, which could result in a decline in the market price of our common stock.

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

Any determination to declare and pay cash dividends on our common stock in the future (quarterly or otherwise) will be based, among other things, upon our financial condition, results of operations, business and cash requirements and our board of directors’ conclusion in each instance that the declaration and payment of a cash dividend is in the best interest of our stockholders and is in compliance with all laws and agreements applicable to the dividend.  As part of the actions the Company has taken to increase its cash position and preserve financial flexibility in light of current uncertainties resulting from the COVID-19 pandemic, the Company suspended the payment of dividends for the near-term. On March 13, 2020, the Company announced a share repurchase program, however, due in part to the COVID-19 pandemic and related economic downturn, no repurchases have been made under such program and the Company has suspended any future purchases and plans to continue to monitor the situation based on business conditions and regard for its financial liquidity needs. There can be no assurance that our existing share repurchase authorization will be completed or that our board of directors will approve another repurchase program in the future.

Provisions in our certificate of incorporation and by-laws and Delaware law may delay or prevent our acquisition by a third party.

Our third amended and restated certificate of incorporation and our third amended and restated by-laws contain several provisions that may make it more difficult for a third party to acquire control of us without the approval of our board of directors. These provisions include, among other things, advance notice for raising business or making nominations at stockholder meetings and “blank check” preferred stock. Blank check preferred stock enables our board of directors, without stockholder approval, to designate and issue additional series of preferred stock with such dividend, liquidation, conversion, voting or other rights, including convertible securities with no limitations on conversion, as our board of directors may determine, including rights to dividends and proceeds in a liquidation that are senior to the common stock.  Additionally, we are in the process of phasing out our classified board of directors, so only five directors will be up for election at the next annual meeting.

We are also subject to several provisions of the Delaware General Corporation Law that could delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that might otherwise result in our stockholders receiving a premium over the market price for their common stock or may otherwise be in the best interests of our stockholders.

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

Store Locations

As of February 1, 2020, we operated 571 stores located in 33 states. Our stores average approximately 11,000 square feet of selling space and are typically located in neighborhood strip shopping centers that are convenient to low and moderate income customers.

We have no franchising relationships, and all of the stores are company operated.  All existing 571 stores, totaling 7.7 million total square feet and 6.3 million selling square feet, are leased under operating leases. The typical store lease is for five years with options to extend the lease term for three additional five-year periods. Nearly all store leases provide us the right to cancel following an initial three-year period in the event the store does not meet pre-determined sales levels. The table below sets forth the number of stores in each of the 33 states in which we operated as of February 1, 2020:

Alabama—31

Arkansas—15

California—8

Connecticut—4

Delaware—2

Florida—52

Georgia—63

Illinois—21

Indiana—17

Iowa—2

Kansas—1

Kentucky—7

Louisiana—34

Maryland—6

Massachusetts—3

Michigan—23

Minnesota—2

Mississippi—27

Missouri—7

Nebraska—1

Nevada—2

New Jersey—1

New York—9

North Carolina—48

Ohio—29

Oklahoma—7

Pennsylvania—8

Rhode Island—2

South Carolina—42

Tennessee—18

Texas—53

Virginia—20

Wisconsin—6

Support Center Facilities

We own a facility in Savannah, Georgia totaling approximately 70,000 square feet, which serves as our headquarters and, to a lesser extent, as a storage facility. We also own an approximately 550,000 square-foot distribution center in Darlington, South Carolina and a 565,000 square-foot distribution center in Roland, Oklahoma.  In addition, we currently lease a 12,300 square-foot office in New York City which is used for buyer operations and meetings with vendors.

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

PART II

ITEM 5.       MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The NASDAQ Stock Market under the symbol “CTRN.”  On April 14, 2020, there were 37 holders of record and approximately 2,700 beneficial holders of our common stock.

In 2019, we paid a quarterly dividend of $0.08 per common share on March 19, 2019, June 18, 2019, September 17, 2019 and December 24, 2019.

On February 18, 2020, the Company’s board of directors declared a quarterly dividend of $0.08 per common share, which was paid on March 17, 2020 to stockholders of record as of March 3, 2020.

On March 20, 2020, as part of the actions the Company has taken to increase our cash position and preserve financial flexibility in light of current uncertainties resulting from the COVID-19 pandemic as described further below, the Company drew down $43.7 million under its revolving credit facility. Pursuant to the terms of the revolving credit facility, the Company is restricted from paying cash dividends if there were any borrowings outstanding in the 30 days prior to the dividend payment or any borrowings are expected in the 30 days subsequent to the payment. The Company announced on April 28, 2020, the suspension of future cash dividends.

Determinations to declare and pay cash dividends on our common stock in the future (quarterly or otherwise) will be based, among other things, upon our financial condition, results of operations, business and cash requirements and our board of directors’ conclusion in each instance that the declaration and payment of a cash dividend is in the best interest of our stockholders and is in compliance with all laws and agreements applicable to the dividend.

Recent Sales of Unregistered Securities.

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The number of shares of common stock that we repurchased during the fourth quarter of fiscal 2019 and the average price paid per share are as follows:

			Total number of	Maximum number (or
			shares purchased as	approximate dollar value)
			part of publicly	of shares that may yet be
	Total number of	Average price	announced plans or	purchased under the plans
Period	shares purchased	paid per share (1)	programs (2)	or programs (2)
November (11/3/19 - 11/30/19)	—	$—	—	$—
December (12/1/19 - 1/4/20)	469,146	21.93	469,146	14,724,113
January (1/5/20 - 2/1/20)	372,097	22.81	372,097	6,246,529
Total	841,243		841,243

(1)    Includes commissions for the shares repurchased under the stock repurchase program.

(2)    On November 22, 2019, the Company’s board of directors approved a $25.0 million stock repurchase program, under which approximately $6.2 million of shares remained available as of February 1, 2020.    This repurchase program was completed in February 2020.

On March 13, 2020, the Company announced that its board of directors approved a $30.0 million stock repurchase program.  Due to the current economic uncertainty stemming from the COVID-19 pandemic, the Company has temporarily suspended any repurchases as of March 23, 2020 and plans to continue to monitor the situation based on business conditions and regard for its financial liquidity needs.

Equity Compensation Plan Information.

See Item 12 of this Report.

Stock Performance Graph

Set forth below is a line graph comparing the last five years’ percentage change in the cumulative total stockholder return on shares of our common stock against (i) the cumulative total return of the Russell 2000 Index, (ii) the cumulative total return of companies listed on The NASDAQ Stock Market and (iii) the cumulative total return of the NASDAQ Retail Trade Index. We have elected to replace the NASDAQ Composite Index with the Russell 2000 Index because we believe that it is a more appropriate comparison.  In this transition year, the stock performance graph below includes the comparative performance of the new index and the previously reported index.  This graph assumes that $100 was invested on January 31, 2015 in our common stock and in each of the market index and the industry index, and that all cash distributions were reinvested. Our common stock price performance shown on the graph is not indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Citi Trends, Inc., the Russell 2000 Index, the NASDAQ Composite Index and the NASDAQ Retail Trade Index

*$100 invested on 1/31/15 in stock or index, including reinvestment of dividends.

Fiscal year ending on or about January 31.

Total Return Analysis	1/15	1/16	1/17	1/18	1/19	1/20

Citi Trends, Inc.	100.00	90.73	71.43	106.25	93.80	108.55
Russell 2000 Index	100.00	90.08	120.28	140.95	135.98	148.51
NASDAQ Composite	100.00	100.70	124.09	165.58	164.45	208.91
NASDAQ Retail Trade	100.00	126.85	154.96	233.18	257.74	297.18

ITEM 6.SELECTED FINANCIAL DATA

Selected Financial and Operating Data

The following table provides selected consolidated financial and operating data for each of the fiscal years in the five-year period ended February 1, 2020. The selected consolidated financial and operating data set forth below should be read in conjunction with, and are qualified in their entirety by reference to, the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Report and our consolidated financial statements and related notes set forth in the financial pages of this Report. Historical results are not necessarily indicative of results to be expected for any future period.

	Fiscal Year Ended (1)
	February 1,	February 2,		February 3,		January 28,	January 30,
	2020	2019		2018		2017	2016
	(dollars in thousands, except per share amounts)
Statement of Operations Data:
Net sales	$781,925	$769,553		$755,241		$695,175	$683,791
Cost of sales (exclusive of depreciation shown separately below)	(484,740)	(476,326)		(466,022)		(428,167)	(416,779)
Selling, general and administrative expenses	(259,629)	(247,938)		(247,062)		(230,666)	(224,218)
Depreciation	(18,535)	(18,886)		(18,883)		(17,090)	(18,577)
Asset impairment	(472)	(1,274)		(507)		(313)	—
Income from operations	18,549	25,129		22,767		18,939	24,217
Interest, net	1,419	1,199		733		412	97
Income before income taxes	19,968	26,328		23,500		19,351	24,314
Income tax expense	(3,465)	(4,954)		(8,926)		(6,020)	(8,787)
Net income	$16,503	$21,374		$14,574		$13,331	$15,527
Net income per common share:
Basic	$1.41	$1.64		$1.04		$0.91	$1.04
Diluted	$1.41	$1.64		$1.03		$0.91	$1.03
Weighted average shares used to compute net income per share:
Basic	11,673,887	13,030,063		14,058,008		14,656,753	14,996,496
Diluted	11,699,000	13,069,694		14,115,895		14,662,272	15,055,538
Cash dividends per common share	$0.32	$0.32		$0.30		$0.24	$0.12
Additional Operating Data:
Number of stores:
Opened during period	16	19		20		18	13
Closed during period	7	6		4		6	3
Open at end of period	571	562		549		533	521
Selling square footage at end of period	6,329,597	6,219,745		6,052,753		5,839,232	5,683,032
Comparable store sales increase (decrease) (2)	(0.1)%	1.6	% (3)	4.5	% (3)	(0.4)%	(0.1)%
Average sales per store (4)	$1,380	$1,385		$1,396		$1,319	$1,325
Balance Sheet Data:
Cash and cash equivalents	$19,923	$17,863		$48,451		$49,253	$39,116
Short-term investments	27,562	50,350		31,500		38,026	32,671
Long-term investments	15,675	8,883		25,451		26,691	30,890
Total assets	459,145	297,989		327,071		332,514	314,508
Total liabilities	288,101	110,564		117,603		108,923	102,274
Total stockholders’ equity	171,044	187,425		209,468		223,591	212,234

(1)

Our fiscal year ends on the Saturday closest to January 31 of each year. The years ended February 1, 2020,  February 2, 2019,  February 3, 2018, January 28, 2017 and January 30, 2016 are referred to as fiscal 2019,  2018, 2017, 2016 and 2015, respectively.  Fiscal 2017 is comprised of 53 weeks, while fiscal years 2019, 2018, 2016 and 2015 are each comprised of 52 weeks.

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

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the section entitled “Selected Financial and Operating Data” and our audited consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. This discussion may contain forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under the section entitled “Risk Factors” and elsewhere in this Report, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We are a value-priced retailer of fashion apparel, accessories and home goods for the entire family. Our merchandise offerings are designed to appeal to the preferences of fashion conscious consumers, particularly African-Americans. As of February 1, 2020, we operated 571 stores in both urban and rural markets in 33 states.

Current Material Development

In December 2019, a novel coronavirus (“COVID-19”) emerged and has subsequently spread worldwide. The World Health Organization has declared COVID-19 a pandemic resulting in federal, state and local governments and private entities mandating various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories and quarantining of people who may have been exposed to the virus. After closely monitoring and taking into consideration the guidance from federal, state and local governments, in an effort to mitigate the spread of COVID-19, along with other retailers, we initially temporarily closed all of our retail store locations effective March 20, 2020 through April 3, 2020. However, this closure was further extended on March 26 for an indefinite period as a result of federal, state and local level requirements and recommendations. We also closed our buying and corporate offices, and our distribution centers, and we instituted “work from home” measures for certain of our associates. The Company continues to monitor developments, including government requirements and recommendations at the federal, state and local level to evaluate when we will reopen our stores, offices and facilities. We expect the cadence of store reopenings to vary by state and locality in the U.S. On April 28, 2020, the Company announced that it has started to re-open stores in some markets in accordance with state and local guidelines.  The temporary closure of our stores is having a significant negative impact on the Company’s financial performance.

We have taken several proactive measures to increase our cash position and preserve financial flexibility in light of current uncertainties resulting from the COVID-19 pandemic. On March 20, 2020, we borrowed $43.7 million in principal amount under our revolving credit facility. We also implemented a number of other measures to help mitigate the operating and financial impact of the pandemic, including (i) furloughing substantially all of our store and distribution center personnel, as well as about 40% of our corporate staff, starting April 3, 2020; (ii) implementing temporary tiered salary reductions for management level corporate employees, including executive officers; (iii) temporarily reducing the cash portion of the fees payable to our non-employee board members; (iv) extending payment terms with vendors and suppliers; (v) abating payments of rent as appropriate; (vi) deferring certain merit based awards; (vii) suspending the 401(k) company matching program; (viii) executing substantial reductions in operating expenses, store occupancy costs, capital expenditures and other costs, including through reduced inventory purchases; (ix) suspending any repurchases of shares under our stock repurchase program; and (x) suspending the payment of dividends.  On May 12, 2020, we entered into an amendment to our revolving credit facility to, among other things, extend the maturity date (which had been set to expire August 18, 2020) to August 18, 2021. For discussion of our revolving credit facility, see “Liquidity Sources and Requirements and Contractual Cash Requirements and Commitments.”

Due to the developing situation, the results of the first quarter ending May 2, 2020 and the full fiscal year ending January 30, 2021 could be impacted in ways we are not able to predict today. As a result, we withdrew our first quarter and full year fiscal 2020 financial guidance issued on March 13, 2020.

Given the unprecedented uncertainty of this situation and the unknown impact on consumer demand, the Company cannot reasonably estimate the full impact of this pandemic on its business.  However, the Company expects the impact from the pandemic and the related economic disruption will have a material adverse effect on its financial condition, results of operations and liquidity in fiscal 2020.

Basis of Presentation

Net sales consist of store sales and layaway fees, net of returns by customers. Cost of sales consists of the cost of products we sell and associated freight costs. Depreciation is not considered a component of cost of sales and is included as a separate line item in the consolidated statements of operations. Selling, general and administrative expenses are comprised of store costs, including payroll and occupancy costs, corporate and distribution center costs and advertising costs. We operate on a 52- or 53-week fiscal year, which ends on the Saturday closest to January 31. Each of our fiscal quarters consists of four 13-week periods, with an extra week added to the fourth quarter every five to six years.  The years ended February 1, 2020,  February 2, 2019 and February 3, 2018 are referred to as fiscal 2019,  2018 and 2017, respectively. Fiscal years 2019 and 2018 are each comprised of 52 weeks, while fiscal 2017 is comprised of 53 weeks.

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

Net Sales and Additional Operating Data

The following table provides selected consolidated statement of operations data expressed both in dollars and as a percentage of net sales:

	Fiscal Year Ended
	February 1,		February 2,		February 3,
	2020		2019		2018
	(dollars in thousands)
Statement of Operations Data
Net sales	$781,925	100.0%	$769,553	100.0%	$755,241	100.0%

Cost of sales (exclusive of depreciation shown separately below)	(484,740)	(62.0)%	(476,326)	(61.9)%	(466,022)	(61.7)%
Selling, general and administrative expenses	(259,629)	(33.2)%	(247,938)	(32.2)%	(247,062)	(32.7)%
Depreciation	(18,535)	(2.3)%	(18,886)	(2.4)%	(18,883)	(2.5)%
Asset impairment	(472)	(0.1)%	(1,274)	(0.2)%	(507)	(0.1)%

Income from operations	18,549	2.4%	25,129	3.3%	22,767	3.0%
Interest income	1,577	0.2%	1,353	0.2%	883	0.1%
Interest expense	(158)	(0.0)%	(154)	(0.0)%	(150)	(0.0)%
Income before income taxes	19,968	2.6%	26,328	3.4%	23,500	3.1%
Income tax expense	(3,465)	(0.5)%	(4,954)	(0.6)%	(8,926)	(1.2)%

Net income	$16,503	2.1%	$21,374	2.8%	$14,574	1.9%

The following table provides information about the number of total stores open at the beginning of each year, stores opened and closed during each year, total stores open at the end of each year and the change in comparable store sales for each year:

	Fiscal Year Ended
	February 1,	February 2,		February 3,
	2020	2019		2018

Total stores open, beginning of year	562	549		533
New stores	16	19		20
Closed stores	(7)	(6)		(4)
Total stores open, end of year	571	562		549

Comparable store sales (decrease) increase (1)	(0.1)%	1.6	% (2)	4.5	% (2)

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

Key Operating Statistics

We measure performance using key operating statistics. One of the main performance measures we use is comparable store sales growth. We define a comparable store as a store that has been open for an entire fiscal year. Therefore, a store will not be considered a comparable store until its 13th month of operation at the earliest or until its 24th month at the latest. As an example, stores opened in fiscal 2018 and fiscal 2019 were not considered comparable stores in fiscal 2019. Relocated and expanded stores are included in the comparable store sales results. We also use other operating statistics, most notably average sales per store, to measure our performance. As we typically occupy existing space in established shopping centers rather than sites built specifically for our stores, store square footage (and therefore sales per square foot) varies by store. We focus on overall store sales volume as the critical driver of profitability.

In addition to sales, we measure cost of sales as a percentage of sales and store operating expenses, with a particular focus on labor, as a percentage of sales. These results translate into store level contribution, which we use to evaluate overall performance of each individual store. Finally, we monitor corporate expenses against budgeted amounts.  All of the statistics discussed above are critical components of earnings before interest, taxes, depreciation and amortization (“EBITDA”) and Adjusted EBITDA (comprised of EBITDA, excluding non-cash asset impairment expenses, interim CEO related expenses and expenses related to proxy contests), which are considered our most important operating statistics.  We believe that excluding these expenses from our financial results reflects operating results that are more indicative of our ongoing operating performance while improving comparability to other periods, and as such, provides an enhanced understanding of our past financial performance and prospects for the future.

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

Provided below is a reconciliation of net income to EBITDA and to Adjusted EBITDA for fiscal years ended February 1, 2020,  February 2, 2019 and February 3, 2018:

	Fiscal Year Ended
	February 1, 2020	February 2, 2019	February 3, 2018
	(dollars in thousands)
Net income	$16,503	$21,374	$14,574

Plus:
Interest expense	158	154	150
Income tax expense	3,465	4,954	8,926
Depreciation	18,535	18,886	18,883

Less:
Interest income	(1,577)	(1,353)	(883)
EBITDA	37,084	44,015	41,650

Plus:
Asset impairment	472	1,274	507
Interim CEO related expenses	571	—	—
Proxy contest expenses	1,042	—	2,516
Adjusted EBITDA	$39,169	$45,289	$44,673

Provided below is a reconciliation of net income (the closest comparable GAAP measure) to (i) net income adjusted for non-cash asset impairment expenses, interim CEO related expenses, proxy contest expenses and the effect of the Tax Cuts and Jobs Act (“Adjusted net income”) and (ii) diluted Adjusted net income per common share.  We believe that excluding these expenses and their related tax effects and the effect of the Tax Cuts and Jobs Act from our financial results reflects operating results that are more indicative of our ongoing operating performance while improving comparability to prior periods, and as such, may provide investors with an enhanced understanding of our past financial performance and prospects for the future.  These non-GAAP measures should be used as a supplement to net income and diluted net income per common share as reported under GAAP and should not be used as the only measures of operating performance or as a substitute for GAAP results.

	Fiscal Year Ended
	February 1, 2020	February 2, 2019	February 3, 2018
	(in thousands, except per share data)
Net income	$16,503	$21,374	$14,574

Asset impairment and related tax effects	390	1,035	314
Interim CEO related expenses and related tax effects	472	—	—
Proxy contest expenses and related tax effects	861	—	1,560
Tax Cuts and Jobs Act effect	—	—	1,609
Adjusted net income	$18,226	$22,409	$18,057

Diluted Adjusted net income per common share	$1.56	$1.71	$1.28

Diluted shares outstanding	11,699	13,070	14,116

Fiscal 2019 Compared to Fiscal 2018

Net Sales. Net sales increased $12.3 million, or 1.6%, to $781.9 million in fiscal 2019 from $769.6 million in fiscal 2018.  The increase in net sales was due primarily to 16 new store openings in 2019 and 19 new store openings in 2018 for which there was not a full year of sales in 2018.  These sales increases were partially offset by the closing of seven stores in 2019 and six stores in 2018, and a 0.1% decrease in comparable store sales.  The decrease in comparable store sales was reflected in a 1.2% decrease in customer transactions, partially offset by a 1.1% increase in the average ticket size.  Comparable store sales changes, by major merchandise class, were as follows:  Home +10%; Accessories +6%; Men’s -3%; Children’s -4%; and Ladies’ -5%.

Store opening and closing activity resulted in a net increase of $13.2 million in sales in fiscal 2019, while the 0.1%  decrease in comparable store sales in the 536 comparable stores caused sales to decrease  $0.9 million.

Cost of Sales (exclusive of depreciation). Cost of sales (exclusive of depreciation) increased $8.4 million, or 1.8%, to $484.7 million in fiscal 2019 from $476.3 million in fiscal 2018 due to the effect of the increase in sales discussed above and an increase in cost of sales as a percentage of sales to 62.0% in 2019 from 61.9% in 2018.  The increase in cost of sales as a percentage of sales was due primarily to a 20 basis points increase in freight costs as a result of pressures in the trucking industry, partially offset by a 10 basis points increase in the core merchandise margin (initial mark-up, net of markdowns).

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $11.7 million, or 4.7% to $259.6 million in fiscal 2019 from $247.9 million in fiscal 2018 due to the opening of 16 new stores in 2019 and 19 stores in 2018, along with normal inflationary pressure on expenses such as payroll and rent, $2.1 million in costs associated with the CEO transition and changes to the Company’s board of directors, and $1.0 million of expenses incurred in connection with a proxy contest in 2019.  These factors that caused the increase in selling, general and administrative expenses were partially offset by a $1.3 million decrease in incentive compensation expense resulting from unfavorable operating results in relation to budget, as well as a $1.2 million gain on insurance claims received in fiscal 2019.  Selling, general and administrative expenses as a percentage of sales increased to 33.2% in 2019 from 32.2% in 2018.

Depreciation. Depreciation expense decreased $0.4 million to $18.5 million in 2019 from $18.9 million in fiscal 2018 due to the slowing of our store opening pace in relation to previous years.

Asset Impairment. Impairment charges related to an underperforming store totaled $0.5 million in fiscal 2019, comprised of $0.3 million for leasehold improvements and fixtures and equipment, and $0.2 million for an operating lease right-of-use asset.  In fiscal 2018, impairment charges related to underperforming stores totaled $1.3 million, comprised of leasehold improvements and fixtures and equipment.

Income Tax Expense.  Income tax expense decreased $1.5 million to $3.5 million in fiscal 2019 from $5.0 million in fiscal 2018 due primarily to pretax income decreasing $6.4 million.

Net Income.  Net income decreased $4.9 million to $16.5 million in fiscal 2019 compared to $21.4 million in fiscal 2018, due to the factors discussed above.

Fiscal 2018 Compared to Fiscal 2017

Net Sales. Net sales increased $14.4 million, or 1.9%, to $769.6 million in the 52-week fiscal 2018 from $755.2 million in the 53-week fiscal 2017. The increase in net sales was due primarily to nineteen new store openings in 2018 and twenty new store openings in 2017 for which there was not a full year of sales in 2017, together with a 1.6% increase in comparable store sales on a 52-week versus 52-week basis. These sales increases were partially offset by the closing of six stores in 2018 and four stores in 2017, along with the extra week in fiscal 2017 which contributed $10.9 million in sales. The increase in comparable store sales on a 52-week basis was reflected in a  2.5% increase in the average ticket size, partially offset by a 0.9% decrease in the number of customer transactions. Comparable store sales changes on a 52-week basis, by major merchandise class, were as follows: Home +13%; Accessories +4%; Men’s +1%; Children’s less than +1%; and Ladies’ -2%.

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

Asset Impairment. Impairment charges related to property and equipment at underperforming stores totaled $1.3 million and $0.5million in fiscal 2018 and 2017, respectively.

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

Liquidity and Capital Resources

Our cash requirements are primarily for working capital and for capital expenditures for our stores, distribution infrastructure and information systems. We also use cash to repurchase stock under our stock repurchase program and to pay dividends.  Historically, we have met these cash requirements using cash flow from operations and short-term trade credit.  As further noted below, due to the COVID-19 pandemic and related economic disruptions, and with the temporary closure of all store locations for an extended period of time, we anticipate that we will be required to rely far more heavily on our existing balances of cash and investment securities and borrowings under our revolving credit facility (described below), and we expect to carefully monitor and manage our cash position in light of ongoing conditions and results of operations.

Cash Flows

Fiscal 2019 Compared to Fiscal 2018

As of February 1, 2020, we had total cash and cash equivalents of $19.9 million, compared with $17.9 million as of February 2, 2019.  Additionally, we had $27.6 million and $15.7 million of short-term and long-term investment securities, respectively, as of February 1, 2020, compared with $50.4 million and $8.9 million, respectively, as of February 2, 2019.  These securities are comprised of bank certificates of deposit and obligations of the U.S. Treasury, states and municipalities.

Inventory represented 30.1% of our total assets as of February 1, 2020, compared with 46.9% as of February 2, 2019.  Management’s ability to manage our inventory can have a significant impact on our cash flows from operations during a given interim period or fiscal year.  In addition, inventory purchases can be seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise.

Cash Flows Provided by Operating Activities.  Net cash provided by operating activities was $42.6 million in fiscal 2019 compared with $30.4 million in fiscal 2018.  Net income, adjusted for non-cash expenses such as depreciation, non-cash operating lease costs, asset impairment, loss on disposal of property and equipment, insurance proceeds from operating activities, deferred income taxes and stock-based compensation expense, provided cash of $84.0 million in fiscal 2019 (compared with $44.0 million in fiscal 2018).  Other significant sources of cash in fiscal 2019 included (1) a $5.6 million increase in account payable (compared to a $2.8 million decrease in fiscal 2018) due to improved inventory turns in the fourth quarter of 2019 as reflected in higher sales and lower inventory, which resulted in more merchandise purchases in January 2020; since this higher level of purchases occurred in the last month of the fiscal year, all such purchases were still in accounts payable at the end of the fiscal year; and (2) a $1.2 million decrease in inventory (compared to a $2.3 million increase in fiscal 2018) due to efforts to improve inventory turns and maintain as much inventory liquidity as possible in order to take advantage of opportunistic deals and trend changes.

Significant uses of cash from operating activities in fiscal 2019 included (1) a $1.6 million change in the income tax payable/receivable (compared to a $1.5 million change in fiscal 2018) due to estimated tax payments made during the year; and (2) a $1.6 million increase in prepaid and other current assets (compared to a $2.1 million increase in fiscal 2018) due primarily to increases in tenant improvement allowances for new stores that opened in the fourth quarter of fiscal 2019.

Cash Flows Used in Investing Activities.  Cash used in investing activities was $7.6 million in fiscal 2019 compared with $15.3 million in fiscal 2018.  Cash used for the purchase of property and equipment was $24.2 million in fiscal 2019 and $13.3 million in fiscal 2018, with the increase due primarily to (1) purchases of equipment for our point-of-sale replacement project, (2) capital expenditures to complete major remodels in 20 of our stores; and (3) purchases of store fixtures needed to facilitate a shift towards more home merchandise and enhanced holiday merchandise presentation.  Sales/redemptions of investment securities, net of purchases, provided cash of $16.0 million in fiscal 2019 and used cash of $2.3 million in fiscal 2018.

Cash Flows Used in Financing Activities. Cash used in financing activities was $32.9 million in fiscal 2019 compared with $45.7 million in fiscal 2018. Cash used for the repurchase of common stock totaled $28.4 million in fiscal 2019 and $40.4 million in fiscal 2018.  Dividends paid to stockholders used cash of $3.8 million in fiscal 2019 and $4.2 million in fiscal 2018.

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

Cash Flows Provided by Operating Activities.  Net cash provided by operating activities was $30.4 million in fiscal 2018 compared with $42.3 million in fiscal 2017.  Net income, adjusted for non-cash expenses such as depreciation, asset impairment, loss on disposal of property and equipment, insurance proceeds from operating activities, deferred income taxes and stock-based compensation expense, provided cash of $44.0 million in fiscal 2018 (compared with $39.8 million in fiscal 2017).  Significant uses of cash included (1) a $4.3 million decrease in accrued compensation (compared with an $8.1 million increase in fiscal 2017) primarily as a result of lower incentive compensation accruals due to unfavorable financial performance relative to budget in fiscal 2018; (2) a $2.8 million decrease in accounts payable (compared with a $0.2 million increase in fiscal 2017) due to significant sales increases in the fourth quarter of 2017 which required an increase in merchandise purchases in January 2018; since this higher level of purchases occurred in the last month of the fiscal year, all such purchases were still in accounts payable as of February 3, 2018; (3) a $2.3 million increase in inventory (compared with a $3.9 million increase in fiscal 2017) due primarily to having thirteen more stores than at the previous year end; (4) a $2.1 million increase in prepaid and other current assets (compared with a $2.4 million increase in fiscal 2017) due primarily to increases in tenant improvement allowances for new and expanded stores that opened in the fourth quarter of fiscal 2018 and prepaid insurance as the renewal of the Company's insurance policies on December 1, 2018 included higher property insurance premiums; and (5) a $1.5 million decrease in income tax payable (compared with a $3.6 million increase in fiscal 2017) due to higher prepayments of estimated taxes during 2018.

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

Liquidity Sources and Requirements and Contractual Cash Requirements and Commitments

Our principal sources of liquidity consist of: (i) cash and cash equivalents (which equaled $19.9 million as of February 1, 2020); (ii) short-term and long-term investment securities (which equaled $27.5 million and $15.7 million, respectively, as of February 1, 2020); (iii) short-term trade credit; (iv) cash generated from operations on an ongoing basis as we sell our merchandise inventory; and (v) a $50 million revolving credit facility.  Trade credit represents a significant source of financing for inventory purchases and arises from customary payment terms and trade practices with our vendors.  Historically, our principal liquidity requirements have been for working capital and capital expenditure needs.

As part of the actions we have taken to increase our cash position and preserve financial flexibility in light of current uncertainties resulting from the COVID-19 pandemic, as described above in “Current Material Developments,” on March 20, 2020, we borrowed $43.7 million in principal amount under our revolving credit facility.  In addition, on May 12, 2020, we entered into an amendment to our revolving credit facility to, among other things, extend the maturity date to August 18, 2021.  See “Indebtedness”  below for more information.

In addition to the drawdown on our credit facility, we have reduced our operating expenses, capital expenditure plans and inventory receipts, as appropriate. Additionally, we previously announced a share repurchase program on March 13, 2020, but no repurchases have been made under such program as of the date of this filing and the Company does not intend to repurchase any shares for the time being.  The Company has also suspended the payment of quarterly dividends.

We believe that our existing sources of liquidity will be sufficient to fund our operations for at least the next 12 months.  Should the reopening of our stores and recovery of our sales fall materially below our expectations, we may be required to take other actions that could include material changes in our operations and seeking additional debt or equity capital.  We plan to continue to monitor the rapidly developing situation and to take further action to reduce our expenses and preserve our financial flexibility, as necessary

The following table discloses aggregate information about our contractual obligations as of February 1, 2020 and the periods in which payments are due:

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
	(in thousands)
Contractual obligations:
Operating leases (1)	$195,089	$48,182	$76,588	$42,817	$27,502
Purchase obligations	114,003	114,003	—	—	—
Total contractual cash obligations	$309,092	$162,185	$76,588	$42,817	$27,502

(1)

Represents fixed minimum rents in stores and does not include incremental rents which are computed as a percentage of net sales. For example, in fiscal 2019 incremental percentage rent was approximately $0.3 million, which represented 0.6% of total rent expense.

Indebtedness. On October 27, 2011, we entered into a five-year, $50 million credit facility with Bank of America.  The facility was amended on August 18, 2015, extending the maturity date to August 18, 2020.  On March 20, 2020, in response to the COVID-19 pandemic, we borrowed $43.7 million on our revolving credit facility to enhance our liquidity position.  Such borrowings accrued interest ranging from 1.625% to 3.5%.

On May 12, 2020, the Company entered into a Second Amendment to Credit Agreement and Waiver (the “Second Amendment”) with Bank of America and the Company’s wholly-owned subsidiary, Citi Trends Marketing Solutions, Inc., as guarantor (the “Second Amendment”) to amend the credit facility (as amended, the “Revolving Credit Facility”) as described below.

The Revolving Credit Facility provides a $50 million credit commitment and a $25 million uncommitted “accordion” feature that under certain circumstances could allow us to increase the size of the facility to $75 million.  The Revolving Credit Facility is secured by our inventory, accounts receivable and related assets, but not our real estate, fixtures and equipment, and it contains one financial covenant, a fixed charge coverage ratio, which is applicable and tested only in certain circumstances.  The facility has an unused commitment fee of 0.25% and permits the payment of cash dividends subject to certain limitations, including a requirement that there were no borrowings outstanding in the 30 days prior to the dividend payment and no borrowings are expected in the 30 days subsequent to the payment.

The Second Amendment amends the Revolving Credit Facility to, among other things, extend the maturity date (which had been set to expire August 18, 2020) to August 18, 2021, increase the pricing for the loans and modify certain covenant and reporting terms. Following the effective date of the Second Amendment, borrowings under the Revolving Credit Facility will bear interest (a) for Eurodollar Loans, at a rate equal to LIBOR plus either 2.25% or 2.5%, or (b) for Base Rate Loans, at a rate equal to the highest of (i) the prime rate, (ii) the Federal Funds Rate plus 0.5%, or (iii) LIBOR for a period of one month plus 1.0%, plus, in each case either 1.25% or 1.5%, based in any such case on the average daily availability for borrowings under the facility.

Operating Leases. We lease our stores under operating leases, which generally have an initial term of five years with renewal options. The typical store lease requires a combination of both fixed monthly rents and contingent rents computed as a percentage of net sales after a certain sales threshold has been met. For fiscal 2019, rent expense was $58.1 million compared with $55.3 million in fiscal 2018 (including contingent rent of $0.3 million and $0.5 million in fiscal 2019 and 2018, respectively).

Purchase Obligations. As of February 1, 2020, we had purchase obligations of $114.0 million, all of which were for less than one year. These purchase obligations consist of outstanding merchandise orders.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We believe the following critical accounting policies describe the more significant judgments and estimates used in the preparation of the consolidated financial statements.

Inventory

Inventory is stated at the lower of cost (first-in, first-out basis) or net realizable value as determined by the retail inventory method for store inventory and the average cost method for distribution center inventory. Under the retail inventory method, the cost of inventory is determined by calculating a cost-to-retail ratio and applying it to the retail value of inventory. Inherent in the retail inventory calculation are certain management judgments and estimates, including, among others, merchandise markups, markdowns and shrinkage, which impact the ending inventory valuation at cost as well as resulting cost of sales. Merchandise markdowns are reflected in the inventory valuation when the price of an item is lowered in the stores. As a result, we believe the retail inventory method results in a more conservative inventory valuation than other accounting methods. We estimate and record an allowance for shrinkage for the period between the last physical count and the balance sheet date. The estimate of shrinkage can be affected by changes in actual shrinkage trends. Inventory shrinkage as a percentage of sales was 1.3% in fiscal 2019, compared to 1.3% in fiscal 2018 and 1.5% in fiscal 2017. The allowance for estimated inventory shrinkage was $3.0 million as of February 1, 2020 and $3.1 million as of February 2, 2019.  Many retailers have arrangements with vendors that provide for rebates and allowances under certain conditions, which ultimately affect the value of the inventory. We do not generally enter into such arrangements with our vendors. There were no material changes in the estimates or assumptions related to the valuation of inventory during fiscal 2019.

Impairment of Long-Lived Assets

We continually evaluate whether events and changes in circumstances warrant revised estimates of the useful lives or recognition of an impairment loss for long-lived assets. If facts and circumstances indicate that a long-lived asset may be impaired, the carrying value is reviewed. If this review indicates that the carrying value of the asset will not be recovered as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value. Non-cash impairment losses related to operating lease right-of-use assets, leasehold improvements and fixtures and equipment at underperforming stores totaled $0.5 million, $1.3 million and $0.5 million in fiscal 2019,  2018 and 2017, respectively. Impairment losses in the future are dependent on a number of factors such as site selection and general economic trends on a localized, regional, or national basis, and thus could be significantly different from historical results. To the extent our estimates for net sales, cost of sales and store expenses are not realized, future assessments of recoverability could result in impairment charges.  There were no changes in our impairment loss methodology during fiscal 2019.

Insurance Liabilities

We are largely self-insured for workers’ compensation costs and employee medical claims.  Our self-insurance liabilities are based on the total estimated costs of claims filed and estimates of claims incurred but not reported, less amounts paid against such claims.  We use current and historical claims data, together with information from actuarial studies, in developing our estimates.  The insurance liabilities we record are primarily influenced by the frequency and severity of claims and the Company’s growth.  If the underlying facts and circumstances related to the claims change, then we may be required to record more or less expense which could be material in relation to our results of operations.  Our self-insurance liabilities totaled $2.6 million ($1.5 million current and $1.1 million noncurrent) as of February 1, 2020 and $2.4 million ($1.4 million current and $1.0 million noncurrent) as of February 2, 2019. There were no material changes in the estimates or assumptions related to insurance liabilities during fiscal 2019.

Operating Leases

We lease all of our retail store locations and certain office space and equipment.  All leases are classified as operating leases. We record right-of-use assets and lease liabilities based on the present value of future minimum lease payments over the lease term. In determining the present value of lease payments, we use an incremental borrowing rate that approximates the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar term.  Our lessors do not provide an implicit rate, nor is one readily available, therefore we determine an incremental borrowing rate based on a buildup approach which utilizes rates and terms from the Company’s existing borrowing facility with adjustments to bridge for impacts to the rate due to differences in collateral, terms and payments. We record operating lease cost over the estimated term of the lease, which includes options to extend lease terms that are reasonably certain of being exercised, starting when possession of the property is taken from the landlord.  Lease expense for fixed lease payments is recognized on a straight-line basis over the lease term.  In addition, certain leases provide for contingent rents that are not measurable at inception. These contingent rents are primarily based on a percentage of net sales that are in excess of a predetermined level. These amounts are excluded from minimum rent and are included in the determination of total rent expense when it is probable that the expense has been incurred and the amount can be reasonably estimated. If an operating lease asset is impaired, the remaining operating lease asset will be amortized on a straight-line basis over the remaining lease term.

Accounting for Income Taxes

We account for income taxes under the asset and liability method. The computation of income taxes is subject to estimation due to the judgment required and the uncertainty related to the recoverability of deferred tax assets or the outcome of tax audits. We adjust our income tax provision in the period it is determined that actual results will differ from our estimates. Tax law and rate changes are reflected in the income tax provision in the year in which such changes are enacted.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making an assessment as to the realization of these assets.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible and income tax credits and net operating losses may be utilized, management may determine that some or all of the Company’s deferred tax assets may not ultimately be deductible and income tax credits and net operating losses may expire unused.  Should such an assessment be made, a valuation allowance against some or all of the Company’s $6.7 million in deferred tax assets would have to be recorded with a resulting charge to income tax expense.  During the fourth quarter of fiscal 2017, the Company revalued its deferred tax assets and liabilities to reflect the reduced federal income tax rate expected to be in effect at the time of future reversals.  Such reduction was the result of the Tax Cuts and Jobs Act tax reform legislation enacted in December 2017 which reduced the federal statutory rate from 35% to 21%.  Such revaluation resulted in the reduction of net deferred tax assets and a charge to income tax expense of $1.9 million.  There were no material changes in the estimates or assumptions related to income taxes during fiscal 2019.

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

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements included in this Report.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to financial market risks related to changes in interest rates earned on our investments. We cannot predict market fluctuations in interest rates. As a result, future results may differ materially from estimated results due to changes in interest rates. A hypothetical 100 basis point change in prevailing market interest rates would not have materially impacted our financial position, results of operations or cash flows for fiscal 2019. We do not engage in financial transactions for trading or speculative purposes and have not entered into any interest rate hedging contracts. Interest rates on our credit facility did not impact us in fiscal 2019 because we did not borrow during the year.  As described in Item 7 above in “Current Material Development,” on March 20, 2020, we borrowed $43.7 million in principal amount under our revolving credit facility.

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

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based on that evaluation, the principal executive officer and the principal financial officer each concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information has been accumulated and communicated to our management, including the officers who certify our financial reports, as appropriate, to allow timely decisions regarding the required disclosures.

Our disclosure controls and procedures are designed to provide reasonable assurance that the controls and procedures will meet their objectives. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended February 1, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.OTHER INFORMATION

On May 12, 2020, the Company entered into a Second Amendment to Credit Agreement and Waiver (the “Second Amendment”) among the Company, as Borrower, the Company’s wholly-owned subsidiary, Citi Trends Marketing Solutions, Inc., as Guarantor, and Bank of America, N.A., as Lender. The Second Amendment amends that certain Credit Agreement, dated as of October 27, 2011, among the Company, the Guarantor and the Lender, as amended by that certain First Amendment to Credit Agreement dated as of August 18, 2015, (as amended, the “Credit Facility”) to, among other things, extend the maturity date (which had been set to expire August 18, 2020) to August 18, 2021, increase the pricing for the loans by 1.0% (which rate varies depending on availability under the Credit Facility), waive certain events of default that occurred on May 1, 2020 related to delivery of our audited financials and the related compliance certificate, and modify certain covenant and reporting terms.

The foregoing description of the Credit Facility, including the Second Amendment, is only a summary of, and does not purport to be a complete statement of, the Credit Facility and the rights and obligations of the parties thereunder, and is qualified in its entirety by reference to the full text of the Credit Facility, including the Second Amendment, which are filed as exhibits to this Report and incorporated herein by this reference.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item with respect to our executive officers and directors, compliance by our directors, executive officers and certain beneficial owners of our common stock with Section 16(a) of the Exchange Act, the committees of our board of directors, our audit committee financial expert and our code of ethics is incorporated herein by reference to information under the captions entitled “Board of Directors and Committees of the Board of Directors,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance”  in our definitive proxy statement (to be filed hereafter) in connection with our 2020 Annual Meeting of Stockholders and possibly elsewhere in the proxy statement (or will be filed by amendment to this Report).

ITEM 11.EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to information under the captions entitled “Executive Compensation,” “Board of Directors and Committees of the Board of Directors” and “Compensation Committee Report” in our definitive proxy statement (to be filed hereafter) in connection with our 2020 Annual Meeting of Stockholders and possibly elsewhere in the proxy statement (or will be filed by amendment to this Report).

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item with respect to ownership of our common stock is incorporated herein by reference to the information under the caption entitled “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement (to be filed hereafter) in connection with our 2020 Annual Meeting of Stockholders and possibly elsewhere in the proxy statement (or will be filed by amendment to this Report).

Equity Compensation Plan Information.  The following table represents those securities authorized for issuance as of February 1, 2020 under our existing equity compensation plans.

Number of securities
remaining available for
	Number of securities to	Weighted average	future issuance under
	be issued upon exercise	exercise price of	equity compensation
	of outstanding options,	outstanding options,	plans (excluding
	warrants and rights (1)	warrants and rights (2)	securities reflected in
Plan category	(a)	(b)	column (a)) (3) (c)
Equity compensation plans approved by security holders	—	$—	775,541
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	775,541

(1)

The Citi Trends, Inc. 2012 Incentive Plan (the “2012 Plan”) became effective in May 2012 as a successor to the 2005 Plan.  The 2012 Plan provides for the issuance of up to 1,600,000 shares of common stock, plus a number of additional shares (not to exceed 300,000) underlying awards outstanding under prior plans that later terminate or expire unexercised.  Such shares will be issued upon the exercise of stock options or as awards of nonvested restricted stock and other performance awards vest. Does not include nonvested restricted stock grants issued under the 2012 Plan totaling 171,979 shares.  No options were outstanding as of February 1, 2020.

(2)	The weighted average exercise price is for options only and does not include nonvested restricted stock.

(3)	Consists of shares available for awards of options, restricted stock and other performance awards under the 2012 Plan.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information under the captions entitled “Certain Relationships and Related Party Transactions” and “Board of Directors and Committees of the Board of Directors” in our definitive proxy statement (to be filed hereafter) in connection with our 2020 Annual Meeting of Stockholders and possibly elsewhere in the proxy statement (or will be filed by amendment to this Report).

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information under the caption entitled “Ratification of Independent Registered Public Accounting Firm” in our definitive proxy statement (to be filed hereafter) in connection with our 2020 Annual Meeting of Stockholders and possibly elsewhere in the proxy statement (or will be filed by amendment to this Report).

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

+4.2	Description of Registrant’s Securities

10.1

Credit Agreement, dated October 27, 2011 among Citi Trends, Inc., as Borrower, its wholly owned subsidiary, as Guarantor, and Bank of America, N.A., as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2011)

10.2

First Amendment to Credit Agreement, dated as of August 18, 2015, by and among Citi Trends, Inc., as Borrower, Citi Trends Marketing Solutions, Inc., as Guarantor, and Bank of America, N.A., as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2015)

*10.3	Citi Trends, Inc. Annual Incentive Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2009)

*10.4	Citi Trends, Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 28, 2012)

*10.5

Form of Restricted Stock Award Agreement for Employees under the Citi Trends, Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2017)

*10.6

Form of Restricted Stock Award Agreement for Directors under the Citi Trends, Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 28, 2012)

*10.7

Form of Restricted Stock Unit Award Agreement for Employees under the Citi Trends, Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2017)

Exhibit No.	Description

*10.8

Amendment to the Citi Trends, Inc. 2012 Incentive Plan, effective as of February 7, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2017)

*10.9

Form of Restricted Stock Unit Award Agreement for Employees under the Citi Trends, Inc. 2012 Incentive Plan (Performance Based Vesting – Average Stock Price) (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K filed with the SEC on April 17, 2019)

*10.10

Form of Restricted Stock Unit Award Agreement for Employees under the Citi Trends, Inc. 2012 Incentive Plan (Performance Based Vesting – EBITDA Target) (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K filed with the SEC on April 17, 2019)

*10.11

Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and Stuart C. Clifford dated March 15, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2018)

*10.12

Severance Agreement between the Company and Stuart C. Clifford dated March 15, 2018 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2018)

*10.13

Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and Ivy D. Council dated March 26, 2018 (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A filed with the SEC on March 15, 2019)

*10.14

Severance Agreement between the Company and Ivy D. Council dated March 26, 2018 (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A filed with the SEC on March 15, 2019)

*10.15

Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and James A. Dunn dated March 27, 2018 (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A filed with the SEC on March 15, 2019)

*10.16

Severance Agreement between the Company and James A. Dunn dated March 27, 2018 (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A filed with the SEC on March 15, 2019)

*10.17

Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and Christina Short dated April 6, 2018 (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A filed with the SEC on March 15, 2019)

*10.18

Severance Agreement between the Company and Christina Short dated April 6, 2018 (incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A filed with the SEC on March 15, 2019)

*10.19

Separation Agreement between the Company and Bruce D. Smith dated June 11, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 11, 2019)

+*10.20	Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and Lisa Powell dated August 16, 2019

+*10.21	Severance Agreement between the Company and Lisa Powell dated August 16, 2019

+*10.22	Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and Charles Hynes dated October 25, 2019

+*10.23	Severance Agreement between the Company and Charles Hynes dated October 25, 2019

Exhibit No.	Description
*10.24

Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and David N. Makuen dated February 17, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 21, 2020)

*10.25

Severance Agreement between the Company and David N. Makuen dated February 17, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 21, 2020)

*10.26

Agreement by and among the Company, Macellum SPV III, LP, Macellum Management, LP, Macellum Advisors GP, LLC, and Jonathan Duskin dated April 11, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 11, 2019)

+10.28

Second Amendment to Credit Agreement and Waiver, dated as of May 12, 2020, by and among Citi Trends, Inc., as Borrower, Citi Trends Marketing Solutions, Inc., as Guarantor, and Bank of America, N.A., as Lender

+21.1	Subsidiary of the Registrant

+23.1	Consent of KPMG LLP

+31.1	Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+31.2	Certification of Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial statements from Citi Trends, Inc.’s Annual Report on Form 10-K for the year ended February 1, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders’ Equity and (v) Notes to Consolidated Financial Statements.

+Filed herewith

*Indicates management contract or compensatory plan or arrangement.

ITEM 16.FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITI TRENDS, INC.

(Registrant)

Date: May 14, 2020	By	/s/ David N. Makuen
David N. Makuen
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David N. Makuen	Chief Executive Officer	May 14, 2020
David N. Makuen	(Principal Executive Officer) and Director

/s/ Jason B. Moschner	Vice President of Finance	May 14, 2020
Jason B. Moschner	(Principal Financial and Accounting Officer)

/s/ Peter R. Sachse	Executive Chairman of the Board of Directors	May 14, 2020
Peter R. Sachse

/s/ Brian P. Carney	Director	May 14, 2020
Brian P. Carney

/s/ Jonathan Duskin	Director	May 14, 2020
Jonathan Duskin

/s/ Laurens M. Goff	Director	May 14, 2020
Laurens M. Goff

/s/ Margaret L. Jenkins	Director	May 14, 2020
Margaret L. Jenkins

/s/ Kenneth D. Seipel	Director	May 14, 2020
Kenneth D. Seipel

Citi Trends, Inc.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of February 1, 2020, based on the criteria described in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our management concluded that our internal control over financial reporting was effective based on those criteria as of February 1, 2020.

Our independent registered public accounting firm, KPMG LLP, audited the effectiveness of our internal control over financial reporting as of February 1, 2020, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Citi Trends, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Citi Trends, Inc. and subsidiary (the Company) as of February 1, 2020 and February 2, 2019, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years ended February 1, 2020, February 2, 2019, and February 3, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 1, 2020 and February 2, 2019, and the results of its operations and its cash flows for each of the years ended February 1, 2020, February 2, 2019, and February 3, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 1, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated May 14, 2020 an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2(q) to the consolidated financial statements, the Company has changed its method of accounting for leases as of February 3, 2019 due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842), as amended.

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

May 14, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Citi Trends, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Citi Trends, Inc. and subsidiary’s (the Company) internal control over financial reporting as of February 1, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 1, 2020 and February 2, 2019, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years ended February 1, 2020, February 2, 2019, and February 3, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated May 14, 2020 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Jacksonville, Florida
May 14, 2020

Citi Trends, Inc.

Consolidated Balance Sheets

February 1, 2020 and February 2, 2019

(in thousands, except share data)

	February 1,	February 2,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$19,923	$17,863
Short-term investment securities	27,562	50,350
Inventory	138,258	139,841
Prepaid and other current assets	14,278	17,544
Income tax receivable	1,186	—
Total current assets	201,207	225,598
Property and equipment, net of accumulated depreciation	64,985	56,224
Operating lease right of use assets	169,854	—
Long-term investment securities	15,675	8,883
Deferred tax asset	6,669	6,539
Other assets	755	745
Total assets	$459,145	$297,989

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$79,596	$73,391
Operating lease liabilities	42,944	—
Accrued expenses	14,755	15,311
Accrued compensation	13,013	12,746
Income tax payable	—	395
Layaway deposits	554	526
Total current liabilities	150,862	102,369
Noncurrent operating lease liabilities	135,316	—
Other long-term liabilities	1,923	8,195
Total liabilities	288,101	110,564

Stockholders’ equity:
Common stock, $0.01 par value. Authorized 32,000,000 shares; 15,907,666 shares issued as of February 1, 2020 and 15,827,713 shares issued as of February 2, 2019; 10,834,134 shares outstanding as of February 1, 2020 and 12,158,237 shares outstanding as of February 2, 2019	157	157
Paid in capital	93,180	91,794
Retained earnings	186,772	176,094
Treasury stock, at cost; 5,073,532 shares held as of February 1, 2020 and 3,669,476 shares held as of February 2, 2019	(109,065)	(80,620)
Total stockholders’ equity	171,044	187,425

Commitments and contingencies (note 9)
Total liabilities and stockholders’ equity	$459,145	$297,989

See accompanying notes to consolidated financial statements

Citi Trends, Inc.

Consolidated Statements of Operations

Years Ended February 1, 2020,  February 2, 2019, and February 3, 2018

(in thousands, except per share data)

	Fiscal 2019	Fiscal 2018	Fiscal 2017
Net sales	$781,925	$769,553	$755,241

Cost of sales (exclusive of depreciation shown separately below)	(484,740)	(476,326)	(466,022)
Selling, general and administrative expenses	(259,629)	(247,938)	(247,062)
Depreciation	(18,535)	(18,886)	(18,883)
Asset impairment	(472)	(1,274)	(507)
Income from operations	18,549	25,129	22,767
Interest income	1,577	1,353	883
Interest expense	(158)	(154)	(150)
Income before income taxes	19,968	26,328	23,500
Income tax expense	(3,465)	(4,954)	(8,926)
Net income	$16,503	$21,374	$14,574

Basic net income per common share	$1.41	$1.64	$1.04
Diluted net income per common share	$1.41	$1.64	$1.03

Weighted average number of shares outstanding
Basic	11,674	13,030	14,058
Diluted	11,699	13,070	14,116

See accompanying notes to consolidated financial statements

Citi Trends, Inc.

Consolidated Statements of Cash Flows

Years Ended February 1, 2020,  February 2, 2019, and February 3, 2018

(in thousands)

	Fiscal 2019	Fiscal 2018	Fiscal 2017
Operating activities:
Net income	$16,503	$21,374	$14,574
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18,535	18,886	18,883
Non-cash operating lease costs	45,463	—	—
Asset impairment	472	1,274	507
Loss on disposal of property and equipment	23	471	130
Deferred income taxes	(130)	(762)	2,729
Insurance proceeds related to operating activities	1,012	475	1,349
Non-cash stock-based compensation expense	2,121	2,238	1,632
Changes in assets and liabilities:
Inventory	1,216	(2,330)	(3,948)
Prepaid and other current assets	(1,588)	(2,135)	(2,398)
Other assets	(10)	(25)	5
Accounts payable	5,560	(2,844)	230
Accrued expenses and other long-term liabilities	(45,282)	(418)	(3,093)
Accrued compensation	267	(4,267)	8,092
Income tax payable/receivable	(1,581)	(1,521)	3,551
Layaway deposits	28	(6)	61
Net cash provided by operating activities	42,609	30,410	42,304

Investing activities:
Sales/redemptions of investment securities	59,836	41,600	45,420
Purchases of investment securities	(43,840)	(43,882)	(37,654)
Purchases of property and equipment	(24,175)	(13,256)	(20,986)
Insurance proceeds related to investing activities	573	195	443
Net cash used in investing activities	(7,606)	(15,343)	(12,777)

Financing activities:
Cash used to settle withholding taxes on the vesting of nonvested restricted stock	(733)	(1,048)	(1,062)
Dividends paid to stockholders	(3,765)	(4,207)	(4,232)
Repurchase of common stock	(28,445)	(40,400)	(25,035)
Net cash used in financing activities	(32,943)	(45,655)	(30,329)
Net increase (decrease) in cash and cash equivalents	2,060	(30,588)	(802)

Cash and cash equivalents:
Beginning of year	17,863	48,451	49,253
End of year	$19,923	$17,863	$48,451

Supplemental disclosures of cash flow information:
Cash paid for interest	$127	$127	$127
Cash payments of income taxes	$4,477	$7,237	$2,646
Supplemental disclosures of non-cash investing activities:
Accrual for purchases of property and equipment	$4,000	$2,017	$1,474

See accompanying notes to consolidated financial statements

Citi Trends, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended February 1, 2020,  February 2, 2019, and February 3, 2018

(in thousands, except share amounts)

	Common Stock		Paid in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balances —January 28, 2017	15,732,339	$155	$90,036	$148,585	833,188	$(15,185)	$223,591
Vesting of nonvested shares and restricted stock units	12,982	2	—	—	—	—	2
Issuance of nonvested shares to employees and directors under incentive plan	118,676	—	—	—	—	—	—
Forfeiture of nonvested shares by employees and directors	(31,303)	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,632	—	—	—	1,632
Net share settlement of nonvested shares	(54,748)	(1)	(1,063)	—	—	—	(1,064)
Repurchase of common stock	—	—	—	—	1,200,982	(25,035)	(25,035)
Dividends paid to stockholders	—	—	—	(4,232)	—	—	(4,232)
Net income	—	—	—	14,574	—	—	14,574
Balances —February 3, 2018	15,777,946	156	90,605	158,927	2,034,170	(40,220)	209,468
Vesting of nonvested shares	10,663	1	—	—	—	—	1
Issuance of nonvested shares to employees and directors under incentive plan	80,045	—	—	—	—	—	—
Stock-based compensation expense	—	—	2,238	—	—	—	2,238
Net share settlement of nonvested shares and restricted stock units	(40,941)	—	(1,049)	—	—	—	(1,049)
Repurchase of common stock	—	—	—	—	1,635,306	(40,400)	(40,400)
Dividends paid to stockholders	—	—	—	(4,207)	—	—	(4,207)
Net income	—	—	—	21,374	—	—	21,374
Balances —February 2, 2019	15,827,713	157	91,794	176,094	3,669,476	(80,620)	187,425
Adoption of lease accounting standard (See Note 10)				(2,060)			(2,060)
Vesting of nonvested restricted stock units	18,851	1	—	—	—	—	1
Issuance of nonvested shares to employees and directors under incentive plan	122,816	—	—	—	—	—	—
Forfeiture of nonvested shares by employees and directors	(24,359)	—	—	—	—	—	—
Stock-based compensation expense	—	—	2,121	—	—	—	2,121
Net share settlement of nonvested shares and restricted stock units	(37,355)	(1)	(735)	—	—	—	(736)
Repurchase of common stock	—	—	—	—	1,404,056	(28,445)	(28,445)
Dividends paid to stockholders	—	—	—	(3,765)	—	—	(3,765)
Net income	—	—	—	16,503	—	—	16,503
Balances—February 1, 2020	15,907,666	$157	$93,180	$186,772	5,073,532	$(109,065)	$171,044

See accompanying notes to consolidated financial statements

Citi Trends, Inc.

Notes to Consolidated Financial Statements

February 1, 2020,  February 2, 2019 and February 3, 2018

(1)      Organization and Business

Citi Trends, Inc. and its subsidiary (the “Company”) operate as a value-priced retailer of fashion apparel, accessories and home goods for the entire family. As of February 1, 2020, the Company operated 571 stores in 33 states.

(2)      Summary of Significant Accounting Policies

(a)  Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany transactions and balances have been eliminated in consolidation.

(b)  Fiscal Year

The Company’s fiscal year ends on the Saturday closest to January 31 of each year. The years ended February 1, 2020, February 2, 2019 and February 3, 2018 are referred to as fiscal 2019, fiscal 2018 and fiscal 2017, respectively, in the accompanying consolidated financial statements.  Fiscal years 2019 and 2018 are each comprised of 52 weeks, while fiscal 2017 is comprised of 53 weeks.

(c)  Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and use assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

(d) Cash and Cash Equivalents/Concentration of Credit Risk

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

(g)  Impairment of Long-Lived Assets

If facts and circumstances indicate that a long-lived asset may be impaired, the carrying value is reviewed. If this review indicates that the carrying value of the asset will not be recovered as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value. Non-cash impairment expense related primarily to leasehold improvements and fixtures and equipment at underperforming stores totaled $0.5 million, $1.3 million and $0.5 million in fiscal 2019, 2018 and 2017, respectively.

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

(i)  Stock-Based Compensation

The Company recognizes compensation expense associated with all nonvested restricted stock and restricted stock units based on an estimate of the grant-date fair value of each equity award. Grants of time-based and earnings target-based nonvested restricted stock are valued based on the closing stock price on the grant date, while grants of stock price performance-based restricted stock units are valued at an estimate of fair market value using a lattice model.  See Note 8 for additional information on the Company’s stock-based compensation plans.

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

Sales Returns

The Company allows customers to return merchandise for up to thirty days after the date of sale.  Expected refunds to customers are recorded based on estimated margin using historical return information.  The refund liability for merchandise returns is included in the line item “Accrued expenses” on the consolidated balance sheet and totaled $0.3 million as of both February 1, 2020 and February 2, 2019.  The corresponding asset for the recoverable cost of expected refunds is included in “Prepaid and other current assets” and totaled $0.1 million and $0.2 million as of February 1, 2020 and February 2, 2019 respectively.

Disaggregation of Revenue

The Company’s retail operations represent a single operating segment based on the way the Company manages its business.

In the following table, the Company’s revenue is disaggregated by major product line.  The percentage of net sales related to each classification of its merchandise assortment for fiscal 2019, 2018 and 2017 was as follows:

	Percentage of Net Sales
	2019	2018	2017
Accessories	32%	32%	32%
Children’s	23%	23%	23%
Ladies’	22%	22%	23%
Men’s	16%	17%	17%
Home	7%	6%	5%

(k)  Cost of Sales

Cost of sales includes the cost of inventory sold during the period and transportation costs, including inbound freight related to inventory sold and freight from the distribution centers to the stores, net of discounts and allowances.  Distribution center costs, store occupancy expenses and advertising expenses are not considered components of cost of sales and are included as part of selling, general and administrative expenses.  Depreciation is also not considered a component of cost of sales and is included as a separate line item in the consolidated statements of operations.  Distribution center costs (exclusive of depreciation) for fiscal 2019, 2018 and 2017 were $20.8 million, $17.6 million and $17.4 million, respectively.

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

The following table provides a reconciliation of the number of average common shares outstanding used to calculate basic earnings per share to the number of common shares and common stock equivalents outstanding used in calculating diluted earnings per share for fiscal 2019, 2018 and 2017:

	2019	2018	2017
Weighted average number of common shares outstanding	11,673,887	13,030,063	14,058,008
Incremental shares from assumed vesting of nonvested restricted stock	25,113	39,631	57,887
Average number of common shares and common stock equivalents outstanding	11,699,000	13,069,694	14,115,895

The dilutive effect of stock-based compensation arrangements is accounted for using the treasury stock method.  The Company includes as assumed proceeds the amount of compensation costs attributed to future services and not yet recognized.  For fiscal 2019, 2018 and 2017, respectively, there were 128,000,  124,000 and 125,000 shares of nonvested restricted stock, respectively, excluded from the calculation of diluted earnings per share because of antidilution.

(m)  Advertising

The Company expenses advertising as incurred. Advertising expense for fiscal 2019, 2018 and 2017 was $1.8 million, $1.7 million and $2.0 million, respectively.

(n)  Operating Leases

The Company leases all of its retail store locations and certain office space and equipment.  All leases are classified as operating leases. The Company records right-of-use assets and lease liabilities based on the present value of future minimum lease payments over the lease term. In determining the present value of lease payments, the Company uses an incremental borrowing rate that approximates the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar term.  The Company’s lessors do not provide an implicit rate, nor is one readily available, therefore the incremental borrowing rate is determined based on a buildup approach which utilizes rates and terms from the Company’s existing borrowing facility with adjustments to bridge for impacts to the rate due to differences in collateral, terms and payments. The Company records operating lease cost over the estimated term of the lease, which includes options to extend lease terms that are reasonably certain of being exercised, starting when possession of the property is taken from the landlord.  Lease expense for fixed lease payments is recognized on a straight-line basis over the lease term.  In addition, certain leases provide for contingent rents that are not measurable at inception. These contingent rents are primarily based on a percentage of net sales that are in excess of a predetermined level. These amounts are excluded from minimum rent and are included in the determination of total rent expense when it is probable that the expense has been incurred and the amount can be reasonably estimated. If an operating lease asset is impaired, the remaining operating lease asset will be amortized on a straight-line basis over the remaining lease term.

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

(p)  Business Reporting Segments

The Company is a value-priced retailer of fashion apparel, accessories and home goods for the entire family.  The retail operations represent a single operating segment based on the way the Company manages its business.  Operating decisions and resource allocation decisions are made at the Company level in order to maintain a consistent retail store presentation.  The Company’s retail stores sell similar products, use similar processes to sell those products, and sell their products to similar classes of customers. All sales and assets are located within the United States.

(q)  Recent Accounting Pronouncements

Recently Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842), as amended. The new standard established a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  The Company adopted ASU 2016-02 on February 3, 2019 using the optional transition method, which allows for the prospective application of the standard. In addition, the Company elected the package of practical expedients for transition, which permitted it to not reassess prior conclusions regarding lease classification, identification or initial direct costs.  Further, the Company elected a short-term lease exception policy which permitted it to not apply the recognition requirements of the new standard to short-term leases (leases with terms of 12 months or less).  The Company also elected an accounting policy to account for lease and non-lease components as a single component for certain classes of assets.  The Company did not elect an optional hindsight practical expedient.  Operating lease ROU assets and lease liabilities are recognized based on the present value of lease payments over the lease term.  The present value of lease payments was determined using the Company’s incremental borrowing rate.  Our lessors do not provide an implicit rate, nor is one readily available, therefore we determined an incremental borrowing rate based on a buildup approach which utilizes rates and terms from the Company’s existing borrowing facility with adjustments to bridge for impacts to the rate due to differences in collateral, terms and payments. Adoption of the new standard resulted in the recording of operating lease right-of-use assets and operating lease liabilities of approximately $133.6 million and $141.0 million, respectively, as of February 3, 2019.  The difference between the lease assets and lease liabilities was primarily due to reclassification of lease incentives, as well as impairment of operating lease right-of-use assets for stores previously impaired as of the effective date.  Lease impairment, net of the related deferred taxes, totaled approximately $2.1 million and is reflected as an adjustment to retained earnings at the transition date.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. GAAP and International Financial Reporting Standards.  The Company adopted ASU 2014-09 on February 4, 2018 using the modified retrospective approach.  The Company’s primary source of revenue is derived from the sale of clothing and accessories to its customers with the Company’s performance obligations satisfied immediately when the customer pays for their purchase and receives the merchandise. As such, adoption of the new standard did not have a material impact on the Company’s consolidated balance sheet, results of operations or cash flows.  Additionally, the adoption of the ASU did not result in significant changes to the Company’s business processes, controls or systems.

(3)      Property and Equipment, net

The components of property and equipment as of February 1, 2020 and February 2, 2019 are as follows (in thousands):

	February 1,	February 2,
	2020	2019
Land	$479	$479
Buildings	31,158	30,779
Leasehold improvements	103,919	97,825
Furniture, fixtures and equipment	142,953	132,067
Computer equipment	40,096	38,039
Construction in progress	8,950	2,993
	327,555	302,182
Accumulated depreciation	(262,570)	(245,958)
	$64,985	$56,224

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

As of February 1, 2020, the Company’s investment securities are classified as held-to-maturity since the Company has the intent and ability to hold the investments to maturity. Such securities are carried at amortized cost plus accrued interest and consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
Short-term:
Obligations of the U.S. Treasury and U.S. government agencies (Level 1)	$17,277	$8	$(2)	$17,283
Bank certificates of deposit (Level 2)	10,285	—	—	10,285
	$27,562	$8	$(2)	$27,568
Long-term:
Obligations of the U.S. Treasury and U.S. government agencies (Level 1)	$1,908	$—	$(1)	$1,907
Bank certificates of deposit (Level 2)	13,767	—	—	13,767
	$15,675	$—	$(1)	$15,674

The amortized cost and fair market value of investment securities as of February 1, 2020 by contractual maturity are as follows (in thousands):

		Fair
	Amortized	Market
	Cost	Value
Mature in one year or less	$27,562	$27,568
Mature after one year through five years	15,675	15,674
	$43,237	$43,242

As of February 2, 2019, the Company’s investment securities were classified as held-to-maturity and consisted of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
Short-term:
Obligations of the U.S. Treasury and U.S. government agencies (Level 1)	$38,706	$4	$(37)	$38,673
Obligations of states and municipalities (Level 2)	95	—	—	95
Bank certificates of deposit (Level 2)	11,549	—	—	11,549
	$50,350	$4	$(37)	$50,317
Long-term:
Obligations of the U.S. Treasury (Level 1)	$4,956	$—	$(16)	$4,940
Bank certificates of deposit (Level 2)	3,927	—	—	3,927
	$8,883	$—	$(16)	$8,867

The amortized cost and fair market value of investment securities as of February 2, 2019 by contractual maturity were as follows (in thousands):

		Fair
	Amortized	Market
	Cost	Value
Mature in one year or less	$50,350	$50,317
Mature after one year through five years	8,883	8,867
	$59,233	$59,184

There were no changes among the levels in the two fiscal years ended February 1, 2020.

Fair market values of Level 2 investments are determined by management with the assistance of a third party pricing service.  Since quoted prices in active markets for identical assets are not available, these prices are determined by the third party pricing service using observable market information such as quotes from less active markets and quoted prices of similar securities.

(5)      Revolving Line of Credit

On October 27, 2011, the Company entered into a five-year, $50 million credit facility with Bank of America. The facility was amended on August 18, 2015, extending the maturity date to August 18, 2020.  On March 20, 2020, in response to the COVID-19 pandemic, the Company borrowed $43.7 million on the credit facility to enhance its liquidity position.  Such borrowings accrued interest ranging from 1.625% to 3.5%.

On May 12, 2020, the Company entered into a Second Amendment to Credit Agreement and Waiver (the “Second Amendment”) with Bank of America and the Company’s wholly-owned subsidiary, Citi Trends Marketing Solutions, Inc., as guarantor (the “Second Amendment”) to amend the credit facility (as amended, the “Revolving Credit Facility”) as described below.

The Revolving Credit Facility provides a $50 million credit commitment and a $25 million uncommitted “accordion” feature that under certain circumstances could allow the Company to increase the size of the facility to $75 million.  The Revolving Credit Facility is secured by the Company’s inventory, accounts receivable and related assets, but not its real estate, fixtures and equipment, and it contains one financial covenant, a fixed charge coverage ratio, which is applicable and tested only in certain circumstances. The facility has an unused commitment fee of 0.25% and permits the payment of cash dividends subject to certain limitations, including a requirement that there were no borrowings outstanding in the 30 days prior to the dividend payment and no borrowings are expected in the 30 days subsequent to the payment.

The Second Amendment amends the Revolving Credit Facility to, among other things, extend the maturity date (which had been set to expire August 18, 2020) to August 18, 2021, increase the pricing for the loans and modify certain covenant and reporting terms. Following the effective date of the Second Amendment, borrowings under the Revolving Credit Facility will bear interest (a) for Eurodollar Loans, at a rate equal to LIBOR plus either 2.25% or 2.5%, or (b) for Base Rate Loans, at a rate equal to the highest of (i) the prime rate, (ii) the Federal Funds Rate plus 0.5%, or (iii) LIBOR for a period of one month plus 1.0%, plus, in each case either 1.25% or 1.5%,  based in any such case on the average daily availability for borrowings under the facility.

(6)      Income Taxes

Income tax expense for fiscal 2019, 2018 and 2017 consists of the following (in thousands):

	2019	2018	2017
Current:
Federal	$(2,650)	$(4,326)	$(5,249)
State	(945)	(1,390)	(948)
Total current	(3,595)	(5,716)	(6,197)
Deferred:
Federal	104	619	(3,078)
State	26	143	349
Total deferred	130	762	(2,729)
Total income tax expense	$(3,465)	$(4,954)	$(8,926)

Income tax expense computed using the federal statutory rate is reconciled to the reported income tax expense as follows for fiscal 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
Statutory rate applied to income before income taxes	$(4,193)	$(5,529)	$(7,924)
Revaluation of net deferred tax assets due to the Tax Cuts and Jobs Act	—	—	(1,925)
State income taxes, net of federal benefit	(791)	(1,250)	(549)
State tax credits	308	276	252
State tax credits - valuation allowance (net of federal benefit)	(99)	10	(79)
Tax exempt interest	34	16	24
General business credits	1,456	1,409	1,273
(Deficit) Excess tax benefits from stock based compensation	(83)	140	70
Other	(97)	(26)	(68)
Income tax expense	$(3,465)	$(4,954)	$(8,926)

The components of deferred tax assets and deferred tax liabilities as of February 1, 2020 and February 2, 2019 are as follows (in thousands):

	February 1,	February 2,
	2020	2019
Deferred tax assets:
Deferred rent amortization	$—	$652
Inventory capitalization	2,176	1,953
Book and tax depreciation differences	—	853
Vacation liability	705	653
Operating lease liabilities	46,595	—
State tax credits	3,038	2,863
Stock compensation	796	843
Legal expense reserve	128	178
Insurance liabilities	541	319
Other	659	412
Subtotal deferred tax assets	54,638	8,726
Less: State tax credits valuation allowance - net	(1,714)	(1,615)
Total deferred tax assets	52,924	7,111

Deferred tax liabilities:
Right of use asset	(45,095)	—
Book and tax depreciation differences	(373)	—
Prepaid expenses	(787)	(572)
Total deferred tax liabilities	(46,255)	(572)
Net deferred tax asset	$6,669	$6,539

The Company files income tax returns in U.S. federal and state jurisdictions where it does business and is subject to examinations by the Internal Revenue Service (“IRS”) and other taxing authorities. With a few exceptions, the Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years prior to fiscal 2014.  The Company reviews and assesses uncertain tax positions, if any, with recognition and measurement of tax benefit based on a “more-likely-than-not” standard with respect to the ultimate outcome, regardless of whether this assessment is favorable or unfavorable.  As of February 1, 2020, there were no benefits taken on the Company’s income tax returns that do not qualify for financial statement recognition.   If a tax position does not meet the minimum statutory threshold to avoid payment of penalties and interest, a company is required to recognize an expense for the amount of the interest and penalty in the period in which the company claims or expects to claim the position on its tax return.  For financial statement purposes, companies are allowed to elect whether to classify such charges as either income tax expense or another expense classification.  Should such expense be incurred in the future, the Company will classify such interest as a component of interest expense and penalties as a component of income tax expense.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible and income tax credits may be utilized, management believes it is more likely than not that the Company will realize the benefits of these deductible differences with the exception of certain tax credits available in one state.  Beginning in 2011, the Company concluded that its ability to utilize a portion of such state’s tax credits was no longer more likely than not.  Such recognition resulted in the establishment of a valuation allowance which necessitated a charge to income tax expense and a reduction in deferred tax assets.  Subsequent to 2011, the Company has continued to earn such state credits and has further adjusted the related valuation allowance.  At February 1, 2020, the valuation allowance, net of federal tax benefit, totaled $2.1 million.

The effective income tax rate for fiscal 2019,  2018 and 2017 included the recognition of benefits arising from various federal and state tax credits.  Under current IRS and state income tax regulations, these credits may be carried back for one year or carried forward for periods up to 20 years.  The income tax benefit included $1.7 million related to such credits in fiscal 2019, $1.7 million related to such credits in fiscal 2018 and $1.3 million related to such credits in fiscal 2017.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act tax reform legislation. The legislation was effective January 1, 2018 and made significant changes to U.S. tax law including a reduction in the corporate income tax rate, changes to net operating loss carryforwards and carrybacks, and a repeal of the corporate alternative minimum tax. The legislation reduced the federal statutory tax rate from 35% to 21% and required corporations with fiscal years spanning periods before and after the effective date to use a blended federal tax rate for fiscal years which include January 1, 2018. As a result of the provision requiring a blended rate, the Company’s federal statutory rate was reduced from 35% to 33.7% with a commensurate reduction in income tax expense of $0.3 million for fiscal 2017. In addition, the Company was required to revalue its deferred tax assets and liabilities to reflect the reduced federal income tax rate expected to be in effect at the time of future reversals. Such revaluation resulted in the reduction of net deferred tax assets and a charge to income tax expense in the fourth quarter of 2017 of $1.9 million. The other provisions of the Tax Cuts and Jobs Act did not have a material impact on the fiscal 2017 consolidated financial statements.  In 2018 and 2019, the Company’s effective income tax rate was significantly lower than previous years due to the reduction in the federal statutory tax rate.

(7)      Other Long-Term Liabilities

The components of other long-term liabilities as of February 1, 2020 and February 2, 2019 are as follows (in thousands):

	February 1,	February 2,
	2020	2019
Deferred rent (1)	$—	$2,344
Tenant improvement allowances (1)	—	4,037
Other	1,923	1,814
	$1,923	$8,195

(1) Commencing February 3, 2019, deferred rent and tenant improvement allowances are included as part of the Company’s operating lease right of use assets (see Note 10 regarding the Company’s adoption of the lease accounting standard).

(8)      Stockholders’ Equity

Repurchases of common stock

In November 2018, the Company’s board of directors approved a program that authorized the repurchase of up to $25.0 million in shares of the Company’s common stock.  Under this program in fiscal 2018, the Company repurchased 768,558 shares of its common stock in the open market at an aggregate cost of $15.4 million.  During the first three quarters of fiscal 2019, the Company repurchased 562,813 shares of its common stock in the open market at an aggregate cost of $9.6 million.

In November 2019, the Company’s board of directors approved a new program that authorized the purchase of up to $25.0 million in shares of the Company’s common stock.  During the thirteen weeks ended February 1, 2020, the Company repurchased 841,243 shares of its common stock in the open market at an aggregate cost of $18.8 million.  At February 1, 2020, $6.2 million of shares remained available for purchase under this program.

Dividends

In fiscal 2019, the Company paid four quarterly dividends of $0.08 per common share on March 19, 2019, June 18, 2019,  September 17, 2019 and December 24, 2019.  On February 18, 2020, the Company’s board of directors declared a dividend of $0.08 per common share, which was paid on March 17, 2020 to stockholders of record as of March 3, 2020. Any determination to declare and pay cash dividends for future quarters will be made by the Company’s board of directors.  The Company announced on April 28, 2020, the suspension of future cash dividends.

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

Shares of time-based nonvested restricted stock granted to employees vest in equal installments over three years from the date of grant.  Shares issued to directors vest one year from the date of grant.  The Company records compensation expense for grants of time-based nonvested restricted stock on a straight line basis over the requisite service period of the stock recipients which is equal to the vesting period of the stock.  Total compensation cost for such stock is calculated based on the closing market price on the date of grant multiplied by the number of shares granted.  The Company expects to recognize $1.8 million in future compensation expense from the grants of time-based restricted stock over the requisite service period of up to three years.  Compensation costs for grants of stock price performance-based restricted stock units (“RSUs”) are recorded in full on the date of grant using a lattice model to estimate fair market value.  In March 2019, the Company granted 51,490 RSUs to 19 employees.  The RSUs had performance vesting criteria which were based upon the Company achieving adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $63.0 million for the Company’s fiscal year ending January 29, 2022.  The number of units earned and vested will be increased by 20% if the Company’s EBITDA for the same period equals or exceeds $69.0 million.  The award will be forfeited upon the termination of employment by the recipient prior to January 29, 2022.  During 2019, no expense was attributable to the grants.

During fiscal 2019,  2018 and 2017, compensation expense arising from nonvested restricted stock grants and performance-based RSUs totaled $2.1 million, $2.2 million and $1.6 million, respectively.

A summary of activity related to time-based nonvested restricted stock grants during fiscal 2019 is as follows:

	Nonvested	Weighted Average
	Restricted	Grant Date
	Shares	Fair Value
Outstanding as of February 2, 2019	163,220	$24.09
Granted	122,816	18.60
Vested	(89,698)	23.11
Forfeited	(24,359)	21.42
Outstanding as of February 1, 2020	171,979	$21.06

In March 2018, the Company granted 8,400 RSUs to one employee.  The RSUs had performance vesting criteria which were based upon the closing price of the Company’s stock achieving certain thresholds.  The shares vest one-third upon achieving an average closing stock price for a 20 consecutive day period of $30.44;  $35.01;  and $40.26, respectively.  The awards expire three years from the date of grant or upon the termination of employment of the recipient.  On the date of grant, the Company expensed $137,000 which was the estimated fair market value.  One of these thresholds was achieved in 2018.  No vesting targets were achieved in 2019 and the grant expired January 31, 2020, the date the recipient left the Company.

In March 2018, the Company granted 8,401 RSUs to one employee.  The RSUs had performance vesting criteria which were based upon the Company achieving certain thresholds of adjusted EBITDA.  The shares vest one-third upon achieving trailing 12-month adjusted EBITDA levels of $51.4 million, $59.1 million, and $67.9 million, respectively.  The awards expire three years from the date of grant or upon the termination of employment of the recipient.  During 2018, the Company expensed $78,000 which was the estimated fair market value.  None of these thresholds were achieved in 2018 or in 2019 and the grant expired January 31, 2020, the date the recipient left the Company.    No expense was incurred in 2019 related to this grant.

In March 2017, the Company granted 23,551 RSUs to two employees.  The RSUs had performance vesting criteria which were based upon the closing price of the Company’s stock achieving certain thresholds.  The shares vest one-fourth upon achieving a closing stock price for a 20 consecutive day period of $19.10;  $21.70;  $24.30;  and $26.90, respectively.  The awards expire three years from the date of grant or upon the termination of employment of the recipient.  On the date of grant, the Company expensed $306,000 which was the estimated fair market value.  One of the two employees resigned after the date of grant and forfeited his shares prior to vesting.  For one recipient, three of these thresholds were achieved in 2017 and the final threshold was achieved in 2018.

Income tax benefits or deficiencies arising from the fair market value of restricted stock shares at vesting versus the cumulative compensation cost of such shares are recorded as a component of income tax expense in the Company’s consolidated statement of operations.  Such income tax expense (benefits) totaled $83,000,  ($140,000) and (70,000) in fiscal 2019, 2018 and 2017, respectively.

(9)      Commitments and Contingencies

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

(10)     Leases

The Company leases its retail store locations and certain office space and equipment.  The Company analyzes all leases at inception to determine if a right-of-use asset and lease liability should be recognized. Leases with an initial term of 12 months or less and leases with mutual termination clauses are not included on the consolidated balance sheet. The lease liability is measured at the present value of future lease payments as of the lease commencement date, or as of the date of adoption of ASU 2016-02 for leases existing at the adoption date.  Leases for store locations are typically for a term of five years with options to extend for one or more five-year periods.

Total lease cost is comprised of operating lease costs, short-term lease costs and variable lease costs, which include rent paid as a percentage of sales, common area maintenance, real estate taxes and insurance for the Company’s real estate leases.  Lease expense for the fiscal year ended February 1, 2020 is as follows (in thousands):

2019
Operating lease cost	$51,213
Variable lease cost	5,791
Short term lease cost	1,061
Total lease cost	$58,065

Future minimum lease payments as of February 1, 2020 are as follows (in thousands):

Fiscal Year	Lease Costs
2020	$48,182
2021	43,766
2022	32,822
2023	25,276
2024	17,541
Thereafter	27,502
Total future minimum lease payments	195,089
Less: imputed interest	(16,829)	(1)
Total present value of lease liabilities	$178,260	(2)

(1)	Calculated using the discount rate for each lease.

(2)	Includes short-term and long-term operating leases.

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

Supplemental cash flow and other information related to operating leases for the fiscal year ended February 1, 2020 is as follows (in thousands, except for weighted average amounts):

2019
Cash paid for operating leases	$49,704
Right of use assets obtained in exchange for new operating lease liabilities	$82,954

Weighted average remaining lease term (years) - operating leases	5.13
Weighted average discount rate - operating leases	3.49%

(11)      Valuation and Qualifying Accounts

The following table summarizes the allowances for inventory shrinkage and deferred tax assets (in thousands):

	Allowance for	Allowance for
	Inventory	Deferred Tax
	Shrinkage	Assets
Balance as of January 28, 2017	$3,099	$1,272
Additions charged to costs and expenses	11,103	79
Impact of tax reform	—	273
Deductions	(10,698)	—
Balance as of February 3, 2018	3,504	1,624
Additions charged to costs and expenses	9,643	—
Deductions	(10,033)	(9)
Balance as of February 2, 2019	3,114	1,615
Additions charged to costs and expenses	9,759	99
Deductions	(9,919)	—
Balance as of February 1, 2020	$2,954	$1,714

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

(12)      Unaudited Quarterly Results of Operations

	Quarter Ended
	Feb. 1	Nov. 2	Aug. 3	May 4	Feb. 2	Nov. 3	Aug. 4	May 5
	2020	2019	2019	2019	2019	2018	2018	2018
	(in thousands, except per share and share amounts)
Statement of Operations Data:
Net sales	$211,013	$183,050	$182,830	$205,032	$201,158	$175,364	$181,999	$211,032

Cost of sales (exclusive of depreciation shown separately below)	(127,311)	(114,579)	(114,612)	(128,238)	(126,095)	(110,420)	(110,398)	(129,413)
Selling, general and administrative expenses	(67,654)	(65,539)	(62,989)	(63,447)	(61,459)	(61,189)	(62,285)	(63,005)
Depreciation	(4,794)	(4,520)	(4,607)	(4,614)	(4,636)	(4,600)	(4,676)	(4,974)
Asset impairment	—	—	(472)	—	(152)	(180)	(942)	—
Income (loss) from operations	11,254	(1,588)	150	8,733	8,816	(1,025)	3,698	13,640
Interest, net	322	382	374	341	334	282	325	258

Income (loss) before income taxes	11,576	(1,206)	524	9,074	9,150	(743)	4,023	13,898
Income tax (expense) benefit	(2,154)	122	(147)	(1,286)	(1,802)	237	(788)	(2,601)
Net income (loss)	$9,422	$(1,084)	$377	$7,788	$7,348	$(506)	$3,235	$11,297

Net income (loss) per common share: (1)
Basic	$0.84	$(0.09)	$0.03	$0.65	$0.59	$(0.04)	$0.24	$0.83
Diluted	$0.84	$(0.09)	$0.03	$0.65	$0.59	$(0.04)	$0.24	$0.83
Weighted average shares used to compute net income (loss) per common share:
Basic	11,201,804	11,635,707	11,881,896	11,976,142	12,447,209	12,780,472	13,314,470	13,578,100
Diluted	11,270,762	11,635,707	11,881,896	12,006,306	12,470,560	12,780,472	13,351,321	13,631,266

(1)	Net income (loss) per share is computed independently for each period presented. As a result, the total of net income (loss) per share for the four quarters may not equal the annual amount.

(13)Subsequent Events

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19) a pandemic and recommended containment and mitigation measures. In response, federal, state and local governments and private entities have implemented travel restrictions, restrictions on public gatherings, stay at home orders and quarantining of people exposed to the virus.  The Company temporarily closed all of its store locations and distribution centers effective March 20, 2020.   Other measures taken to mitigate the operating and financial impact of the pandemic include (i) furloughing substantially all store and distribution center personnel and a significant portion of the corporate staff; (ii) implementing temporary tiered salary reductions for management level corporate employees and reducing the cash portion of non-employee director fees; (iii) extending payment terms with vendors and suppliers; (iv) abating payments of rent as appropriate; (v) executing substantial reductions in operating expenses, store occupancy costs, capital expenditures and other costs, including through reduced inventory purchases and eliminating the 401(k) plan match; and (vi) suspending repurchases of shares and payment of dividends.

In March 2020, the Company drew down $43.7 million on its revolving credit facility as a proactive measure taken by the Company to increase its cash position and preserve financial flexibility in light of current uncertainties resulting from COVID-19. The interest rate for such borrowings accrued interest ranging from 1.625% to 3.5%. The proceeds from such borrowing may in the future be used for working capital, general corporate purposes or other purposes permitted by the credit facility.

On May 12, 2020, the Company entered into a Second Amendment to Credit Agreement and Waiver (the “Second Amendment”), with Bank of America and the Company’s wholly-owned subsidiary, Citi Trends Marketing Solutions, Inc., as guarantor (the “Second Amendment”) to amend the credit facility (as amended, the “Revolving Credit Facility”) to, among other things, extend the maturity date (which had been set to expire August 18, 2020) to August 18, 2021, increase the pricing for the loans by 1.0% (which rate varies depending on availability under the Revolving Credit Facility), waive certain events of default that occurred on May 1, 2020 related to delivery of our audited financials and the related compliance certificate, and modify certain covenant and reporting terms. Following the effective date of the Second Amendment, borrowings under the Revolving Credit Facility will bear interest (a) for Eurodollar Loans, at a rate equal to LIBOR plus either 2.25% or 2.5%, or (b) for Base Rate Loans, at a rate equal to the highest of (i) the prime rate, (ii) the Federal Funds Rate plus 0.5%, or (iii) LIBOR for a period of one month plus 1.0%, plus, in each case either 1.25% or 1.5%, based in any such case on the average daily availability for borrowings under the facility.

The Company continues to monitor developments, including government requirements and recommendations at the federal, state and local level to evaluate when it will reopen its stores, offices and facilities.  On April 28, 2020, the Company announced that it has started to reopen stores in some markets in accordance with state and local guidelines.  Given the unprecedented uncertainty of this situation and the unknown impact on consumer demand, the Company cannot reasonably estimate the full impact of this pandemic on its business.  However, the Company expects the impact from the pandemic and the related economic disruption will have a material adverse effect on its financial condition, results of operations and liquidity in fiscal 2020.