Form 10-Q
period 2020-05-02
Citi Trends Inc
filed 2020-06-11
CIK 1318484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2020

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

As of May 18, 2020, the registrant had 10,616,546 outstanding shares of common stock, $0.01 par value per share.

CITI TRENDS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Citi Trends, Inc.

Condensed Consolidated Balance Sheets

May 2, 2020 and February 1, 2020

(Unaudited)

(in thousands, except share data)

	May 2,	February 1,
	2020	2020
Assets
Current assets:
Cash and cash equivalents	$108,130	$19,923
Short-term investment securities	5	27,562
Inventory	121,885	138,258
Prepaid and other current assets	10,053	14,278
Income tax receivable	85	1,186
Total current assets	240,158	201,207
Property and equipment, net of accumulated depreciation of $267,330 and $262,570 as of May 2, 2020 and February 1, 2020, respectively	64,847	64,985
Operating lease right of use assets	166,749	169,854
Long-term investment securities	—	15,675
Deferred income taxes	14,334	6,669
Other assets	755	755
Total assets	$486,843	$459,145

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$94,249	$79,596
Operating lease liabilities	50,834	42,944
Accrued expenses	11,532	14,755
Accrued compensation	7,524	13,013
Layaway deposits	1,050	554
Total current liabilities	165,189	150,862
Noncurrent operating lease liabilities	133,167	135,316
Revolving credit facility	43,700	—
Other long-term liabilities	1,729	1,923
Total liabilities	343,785	288,101

Stockholders’ equity:
Common stock, $0.01 par value. Authorized 32,000,000 shares; 15,950,332 shares issued as of May 2, 2020 and 15,907,666 shares issued as of February 1, 2020; 10,616,546 shares outstanding as of May 2, 2020 and 10,834,134 shares outstanding as of February 1, 2020	158	157
Paid in capital	93,170	93,180
Retained earnings	165,049	186,772
Treasury stock, at cost; 5,333,786 shares held as of May 2, 2020 and 5,073,532 shares held as of February 1, 2020	(115,319)	(109,065)
Total stockholders’ equity	143,058	171,044

Commitments and contingencies (note 9)
Total liabilities and stockholders’ equity	$486,843	$459,145

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Operations

Thirteen Weeks Ended May 2, 2020 and May 4, 2019

(Unaudited)

(in thousands, except per share amounts)

	Thirteen Weeks Ended
	May 2,	May 4,
	2020	2019
Net sales	$116,124	$205,032

Cost of sales (exclusive of depreciation shown separately below)	(84,370)	(128,238)
Selling, general and administrative expenses	(54,076)	(63,447)
Depreciation	(4,946)	(4,614)
Asset impairment	(286)	—
(Loss) Income from operations	(27,554)	8,733
Interest income	217	379
Interest expense	(163)	(38)
(Loss) Income before income taxes	(27,500)	9,074
Income tax benefit (provision)	6,608	(1,286)
Net (loss) income	$(20,892)	$7,788

Basic net (loss) income per common share	$(2.00)	$0.65
Diluted net (loss) income per common share	$(2.00)	$0.65

Weighted average number of shares outstanding
Basic	10,443	11,976
Diluted	10,443	12,006

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Cash Flows

Thirteen Weeks Ended May 2, 2020 and May 4, 2019

(Unaudited)

(in thousands)

	Thirteen Weeks Ended
	May 2,	May 4,
	2020	2019
Operating activities:
Net (loss) income	$(20,892)	$7,788
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,946	4,614
Non-cash operating lease costs	11,756	11,777
Asset impairment	286	—
Loss on disposal of property and equipment	4	2
Deferred income taxes	(7,665)	153
Non-cash stock-based compensation expense	469	706
Changes in assets and liabilities:
Inventory	16,373	8,587
Prepaid and other current assets	4,201	(477)
Other assets	1	(4)
Accounts payable	14,030	(9,628)
Accrued expenses and other long-term liabilities	(6,795)	(11,904)
Accrued compensation	(5,490)	(4,604)
Income tax receivable/payable	1,101	1,158
Layaway deposits	495	729
Net cash provided by operating activities	12,820	8,897
Investing activities:
Sales/redemptions of investment securities	43,754	13,146
Purchases of investment securities	(522)	(4,825)
Purchases of property and equipment	(3,981)	(2,287)
Net cash provided by investing activities	39,251	6,034
Financing activities:
Borrowings under revolving credit facility	43,700	—
Cash used to settle withholding taxes on the vesting of nonvested restricted stock	(479)	(712)
Dividends paid to stockholders	(831)	(958)
Repurchases of common stock	(6,254)	(1,640)
Net cash provided by (used in) financing activities	36,136	(3,310)
Net increase in cash and cash equivalents	88,207	11,621
Cash and cash equivalents:
Beginning of period	19,923	17,863
End of period	$108,130	$29,484

Supplemental disclosures of cash flow information:
Cash paid for interest	$163	$31
Cash refunds of income taxes	$(45)	$(1)
Supplemental disclosures of non-cash investing activities:
Accrual for purchases of property and equipment	$936	$1,026

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Thirteen Weeks Ended May 2, 2020 and May 4, 2019

(Unaudited)

(in thousands, except share amounts)

	Thirteen Weeks Ended May 2, 2020
	Common Stock		Paid in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balances —February 1, 2020	15,907,666	$157	$93,180	$186,772	5,073,532	$(109,065)	$171,044
Vesting of nonvested restricted stock units	—	1	—	—	—	—	1
Issuance of nonvested shares under incentive plan	86,025	—	—	—	—	—	—
Forfeiture of nonvested shares by employees and directors	(8,872)	—	—	—	—	—	—
Stock-based compensation expense	—	—	469	—	—	—	469
Net share settlement of nonvested shares and restricted stock units	(34,487)	—	(479)	—	—	—	(479)
Repurchase of common stock	—	—	—	—	260,254	(6,254)	(6,254)
Dividends paid to stockholders ($0.08 per common share)	—	—	—	(831)	—	—	(831)
Net loss	—	—	—	(20,892)	—	—	(20,892)
Balances —May 2, 2020	15,950,332	$158	$93,170	$165,049	5,333,786	$(115,319)	$143,058

	Thirteen Weeks Ended May 4, 2019
	Common Stock		Paid in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balances —February 2, 2019	15,827,713	$157	$91,794	$176,094	3,669,476	$(80,620)	$187,425
Adoption of lease accounting standard (see Note 12)	—	—	—	(2,060)	—	—	(2,060)
Vesting of nonvested restricted stock units	—	1	—	—	—	—	1
Issuance of nonvested shares under incentive plan	57,133	—	—	—	—	—	—
Stock-based compensation expense	—	—	706	—	—	—	706
Net share settlement of nonvested shares and restricted stock units	(36,237)	(1)	(712)	—	—	—	(713)
Repurchase of common stock	—	—	—	—	82,312	(1,640)	(1,640)
Dividends paid to stockholders ($0.08 per common share)	—	—	—	(958)	—	—	(958)
Net income	—	—	—	7,788	—	—	7,788
Balances—May 4, 2019	15,848,609	$157	$91,788	$180,864	3,751,788	$(82,260)	$190,549

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

May 2, 2020

1. Significant Accounting Policies

Basis of Presentation

Citi Trends, Inc. (collectively referred to herein with its wholly owned subsidiary as the “Company”) is a value-priced retailer of fashion apparel, accessories and home goods for the entire family.  As of May 2, 2020, the Company operated 574 stores in 33 states, including temporarily closed stores.

The condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim reporting and are unaudited.  In the opinion of management, the condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation.  The condensed consolidated balance sheet as of February 1, 2020 is derived from the audited financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2020 (the “2019 Form 10-K”).  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the 2019 Form 10-K.  Operating results for the thirteen weeks ended May 2, 2020 are not necessarily indicative of the results that may be expected for the fiscal year, as a result of the seasonality of the business and the current uncertainty surrounding the economic impact of the novel coronavirus (“COVID-19”) pandemic.

Fiscal Year

The following contains references to fiscal years 2020 and 2019, which represent fiscal years ending or ended on January 30, 2021 and February 1, 2020, respectively.  Fiscal 2020 and 2019 both have 52-week accounting periods.

Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), which introduced an expected credit loss model for the impairment of financial assets measured at amortized costs.  The model replaces the incurred loss model for those assets and broadens the information an entity must consider in developing its expected credit loss estimate for assets measured at amortized cost.  The Company adopted ASU No. 2016-13 on February 2, 2020.  The adoption of the new standard did not have a material impact to the Company’s consolidated financial position, results of operations or cash flows.

2. Impact of the COVID-19 Pandemic

In December 2019, COVID-19 emerged and spread worldwide. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic.  After closely monitoring and taking into consideration the guidance from federal, state and local governments, the Company temporarily closed all of its retail store locations and distribution centers effective March 20, 2020. The temporary closure of the Company’s stores has had an adverse impact on the Company’s financial condition, results of operations and liquidity.  The Company has taken several steps to increase its cash position and preserve financial flexibility in light of uncertainties resulting from the COVID-19 pandemic. On March 20, 2020, the Company borrowed $43.7 million in principal amount under its revolving credit facility.  Other measures taken to mitigate the operating and financial impact of the pandemic, included (i) furloughing substantially all store and distribution center personnel, and a significant portion of the corporate staff starting as of April 3, 2020, with employee benefits for eligible employees continuing through the temporary furlough; (ii) implementing temporary tiered salary reductions for management level corporate employees and reducing the cash portion of non-employee director fees; (iii) extending payment terms with vendors and suppliers; (iv) abating payments of rent as appropriate; (v) executing substantial reductions in operating expenses, store occupancy costs, capital expenditures and other costs, including through reduced inventory purchases and eliminating the 401(k) plan match; (vi) suspending any repurchases of shares and payment of dividends; and (vii) amending the revolving credit facility to extend the term to August 2021.

Beginning April 24, 2020, the Company started to reopen stores in select states in accordance with state and local government guidelines.  As of May 2, 2020, the Company had reopened 16 stores.  As of June 9, 2020, the Company had reopened more than 530 stores, while also opening 4 new stores.

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

The dilutive effect of stock-based compensation arrangements is accounted for using the treasury stock method.  The Company includes as assumed proceeds the amount of compensation cost attributed to future services and not yet recognized.  For the thirteen weeks ended May 2, 2020 and May 4, 2019, there were 179,000 and 108,000 shares of nonvested restricted stock, respectively, excluded from the calculation of diluted earnings per share because of antidilution.

The following table provides a reconciliation of the weighted average number of common shares outstanding used to calculate basic earnings per share to the number of common shares and common stock equivalents outstanding used in calculating diluted earnings per share:

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
Weighted average number of common shares outstanding	10,442,636	11,976,142
Incremental shares from assumed vesting of nonvested restricted stock	—	30,164
Weighted average number of common shares and common stock equivalents outstanding	10,442,636	12,006,306

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

As of May 2, 2020, the Company’s investment securities are classified as held-to-maturity since the Company has the intent and ability to hold the investments to maturity.  Such securities are carried at amortized cost plus accrued interest and consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
Short-term:
Obligations of the U.S. Treasury and U.S. government agencies (Level 1)	$5	$—	$—	$5
	$5	$—	$—	$5

As of February 1, 2020, the Company’s investment securities were classified as held-to-maturity and consisted of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
Short-term:
Obligations of the U.S. Treasury and U.S. government agencies (Level 1)	$17,277	$8	$(2)	$17,283
Bank certificates of deposit (Level 2)	10,285	—	—	10,285
	$27,562	$8	$(2)	$27,568
Long-term:
Obligations of the U.S. Treasury (Level 1)	$1,908	$—	$(1)	$1,907
Bank certificates of deposit (Level 2)	13,767	—	—	13,767
	$15,675	$—	$(1)	$15,674

The amortized cost and fair market value of investment securities as of February 1, 2020 by contractual maturity were as follows (in thousands):

		Fair
	Amortized	Market
	Cost	Value
Mature in one year or less	$27,562	$27,568
Mature after one year through five years	15,675	15,674
	$43,237	$43,242

During the thirteen weeks ended May 2, 2020, in response to the COVID-19 pandemic and in order to enhance its liquidity position, the Company sold substantially all of its investment securities which were classified as held-to-maturity as of February 1, 2020.  Net gains from the sales of investment securities were $38,300 and $12,500 for short-term and long-term investment securities, respectively.

6.  Impairment of Assets

If facts and circumstances indicate that a long-lived asset or operating lease right-of-use asset may be impaired, the carrying value is reviewed. If this review indicates that the carrying value of the asset will not be recovered as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value.  In the thirteen weeks ended May 2, 2020, non-cash impairment expense related to an underperforming store totaled $0.3 million, comprised of $0.2 million for an operating lease right-of-use asset and $0.1 million for leasehold improvements and fixtures and equipment.  There was no impairment expense recorded in the thirteen weeks ended May 4, 2019.

7.  Revolving Credit Facility

On October 27, 2011, the Company entered into a five-year, $50 million credit facility with Bank of America.  The facility was amended on August 18, 2015, extending the maturity date to August 18, 2020.  The facility was amended again on May 12, 2020, extending the maturity date to August 18, 2021.  The amended facility provides a $50 million credit commitment and a $25 million uncommitted “accordion” feature that under certain circumstances could allow the Company to increase the size of the facility to $75 million.  The facility is secured by the Company’s inventory, accounts receivable and related assets, but not its real estate, fixtures and equipment, and it contains one financial covenant, a fixed charge coverage ratio, which is applicable and tested only in certain circumstances.  The facility has an unused commitment fee of 0.25% and permits the payment of cash dividends subject to certain limitations, including a requirement that there were no borrowings outstanding in the 30 days prior to the dividend payment and no borrowings are expected in the 30 days subsequent to the payment.   Borrowings under the Revolving Credit Facility will bear interest (a) for Eurodollar Loans, at a rate equal to LIBOR plus either 2.25% or 2.5%, or (b) for Base Rate Loans, at a rate equal to the highest of (i) the prime rate, (ii) the Federal Funds Rate plus 0.5% or (iii) LIBOR for a period of one month plus 1.0%, plus, in each case either 1.25% or 1.5%, based in any such case on the average daily availability for borrowings under the facility.  On March 20, 2020, in response to the COVID-19 pandemic, the Company borrowed $43.7 million on the credit facility to enhance its liquidity position.  Such borrowings accrued interest ranging from 1.625% to 3.5%.

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

For the thirteen weeks ended May 2, 2020, the Company utilized the discrete effective tax rate method to determine its tax expense based upon interim period results.  The Company concluded that the use of the discrete method was more appropriate than the annual effective tax rate method because the full-year tax rate is not reliably predictable.

The effective income tax rate was 24.0% for the thirteen weeks ended May 2, 2020, compared to 14.2%  for the thirteen weeks ended May 4, 2019.  The difference in the effective income tax rate was due to a pretax loss for the thirteen weeks ended May 2, 2020 compared to pretax income in the prior year.

On March 27, 2020, the CARES Act was enacted into law.  The CARES Act includes several significant business tax provisions that, among other things, would eliminate the taxable income limit for certain net operating losses (“NOLs”) and allow businesses to carry back NOLs arising in 2018, 2019 and 2020 to the five prior tax years, reduce the business interest limitation under section 163(j), and fix the qualified improvement property regulations in the 2017 Tax Cuts and Jobs Act. As a result of the CARES Act, to the extent that there are taxable losses at the end of fiscal 2020, the Company estimates that it will be able to obtain a tax refund from the carryback of federal NOLs.

9.  Commitments and Contingencies

The Company from time to time is involved in various legal proceedings incidental to the conduct of its business, including claims by customers, landlords, employees or former employees.  Once it becomes probable that the Company will incur costs in connection with a legal proceeding and such costs can be reasonably estimated, it establishes appropriate reserves. While legal proceedings are subject to uncertainties and the outcome of any such matter is not predictable, the Company is not aware of any legal proceedings pending or threatened against it that it expects to have a material adverse effect on its financial condition, results of operations or liquidity.

10. Stock Repurchase Program and Cash Dividends

Repurchases of Common Stock

In November 2018, the Company’s board of directors approved a program that authorized the repurchase of up to $25.0 million in shares of the Company’s common stock.  During the thirteen weeks ended May 4, 2019, the Company repurchased 82,312 shares of its common stock at an aggregate cost of $1.6 million.

In November 2019, the Company’s board of directors approved a new program that authorized the repurchase of up to $25.0 million in shares of the Company’s common stock.  During the thirteen weeks ended May 2, 2020, the Company repurchased 260,254 shares of its common stock at an aggregate cost of $6.3 million.

On March 13, 2020, the Company’s board of directors approved another new program that authorized the repurchase of up to $30.0 million in shares of the Company’s common stock.  Due to the current economic uncertainty stemming from the COVID-19 pandemic, the Company has temporarily suspended any repurchases as of March 23, 2020 and plans to continue to monitor the situation based on business conditions and regard for its financial liquidity needs.

Dividends

On February 18, 2020, the Company’s board of directors declared a dividend of $0.08 per common share, which was paid on March 17, 2020 to stockholders of record as of March 3, 2020.  On April 28, 2020, the Company announced the suspension of future cash dividends due to the current economic uncertainty stemming from the COVID-19 pandemic.  Any determination to declare and pay cash dividends for future quarters will be made by the Company’s board of directors.

11.  Revenue

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

In the following table, the Company’s revenue from contracts with customers is disaggregated by major product line.  The percentage of net sales related to each classification of its merchandise assortment was approximately:

	Thirteen Weeks Ended
	May 2,	May 4,
	2020	2019
Accessories	32%	34%
Ladies'	23%	23%
Children's	22%	21%
Men's	16%	16%
Home	7%	6%

12.  Leases

The Company leases its retail store locations and certain office space and equipment.  Leases for store locations are typically for a term of five years with options to extend for one or more five-year periods. The Company analyzes all leases at inception to determine if a right-of-use asset and lease liability should be recognized. Leases with an initial term of 12 months or less and leases with mutual termination clauses are not included on the condensed consolidated balance sheets. The lease liability is measured at the present value of future lease payments as of the lease commencement date.

Total lease cost is comprised of operating lease costs, short-term lease costs, and variable lease costs, which include rent paid as a percentage of sales, common area maintenance, real estate taxes and insurance for the Company’s real estate leases. Lease costs consisted of the following (in thousands):

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
Operating lease cost	$12,553	$11,777
Variable lease cost	1,793	2,316
Short term lease cost	364	256
Total lease cost	$14,710	$14,349

Future minimum lease payments as of May 2, 2020 are as follows (in thousands):

Fiscal Year	Lease Costs
Remainder of 2020	$43,471
2021	45,090
2022	34,296
2023	26,843
2024	19,203
Thereafter	30,698
Total future minimum lease payments	199,601
Less: imputed interest	(15,600)	(1)
Total present value of lease liabilities	$184,001	(2)

(1)	Calculated using the discount rate for each lease.
(2)	Includes short-term and long-term operating leases.

Certain operating leases provide for fixed monthly rents, while others provide for contingent rents computed as a percentage of net sales and others provide for a combination of both fixed monthly rents and contingent rents computed as a percentage of net sales.

Supplemental cash flows and other information related to operating leases are as follows (in thousands, except for weighted average amounts):

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
Cash paid for operating leases	$4,032	$12,594
Right of use assets obtained in exchange for new operating lease liabilities	$8,962	$26,826

Weighted average remaining lease term (years) - operating leases	5.20	4.29
Weighted average discount rate - operating leases	3.45%	3.81%

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

The factors that may result in actual results differing from such forward-looking information include, but are not limited to: the ongoing COVID-19 pandemic and associated containment and remediation efforts; the potential negative impacts of COVID-19 on the global economy and foreign sourcing; the impacts of COVID-19 on the Company’s financial condition, business operation and liquidity, including the reopening of the Company’s retail stores; transportation and distribution delays or interruptions; changes in freight rates; the Company’s ability to negotiate effectively the cost and purchase of merchandise; inventory risks due to shifts in market demand; the Company’s ability to gauge fashion trends and changing consumer preferences; changes in consumer spending on apparel; changes in product mix; interruptions in suppliers’ businesses; a deterioration in general economic conditions, whether caused by acts of war, terrorism, political or social unrest (including any resulting store closures, damage or loss of inventory), or other factors; the results of pending or threatened litigation; temporary changes in demand due to weather patterns; seasonality of the Company’s business; delays associated with building, opening and operating new stores; delays associated with building, opening or expanding new or existing distribution centers; and other factors described in the section titled “Item 1A. Risk Factors” and elsewhere in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2020 and in Part II, “Item 1A. Risk Factors” and elsewhere in the Company’s Quarterly Reports on Form 10-Q and any amendments thereto and in the other documents the Company files with the SEC, including reports on Form 8-K.

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

Overview

We are a value-priced retailer of fashion apparel, accessories and home goods for the entire family. Our merchandise offerings are designed to appeal to the fashion preferences of value-conscious consumers, particularly African-Americans. We operated 574 stores in both urban and rural markets in 33 states as of May 2, 2020, including temporarily closed stores.

Current Material Development

In December 2019, a novel coronavirus (“COVID-19”) emerged and spread worldwide. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic.  After closely monitoring and taking into consideration the guidance from federal, state and local governments, we temporarily closed all of our retail store locations and distribution centers effective March 20, 2020. The temporary closure of our stores has had and, as some stores remain closed or are closed again in the future, may continue to have an adverse impact on our financial condition, results of operations and liquidity.  We have taken several steps to increase our cash position and preserve financial flexibility in light of uncertainties resulting from the COVID-19 pandemic. On March 20, 2020, we borrowed $43.7 million in principal amount under our revolving credit facility.  Other measures taken to mitigate the operating and financial impact of the pandemic, included (i) furloughing substantially all store and distribution center personnel, and a significant portion of the corporate staff starting as of April 3, 2020, with employee benefits for eligible employees continuing through the temporary furlough; (ii) implementing temporary tiered salary reductions for management level corporate employees and reducing the cash portion of non-employee director fees; (iii) extending payment terms with vendors and suppliers; (iv) abating payments of rent as appropriate; (v) executing substantial reductions in operating expenses, store occupancy costs, capital expenditures and other costs, including through reduced inventory purchases and eliminating the 401(k) plan match; (vi) suspending any repurchases of shares and payment of dividends; and (vii) amending the revolving credit facility to extend the term to August 2021.

Beginning April 24, 2020, we started to reopen stores in select states in accordance with state and local government guidelines.  As of June 9, 2020, we have reopened more than 530 of our 574 stores, while also opening 4 new stores.  Starting in late May 2020, there have been demonstrations in cities throughout the United States.  While they have generally been peaceful, in some locations demonstrations have become violent and resulted in governmental restrictions.  We plan to continue to reopen our closed stores in a phased approach as more states reopen for retail businesses and conditions permit.  As we reopen stores, we have taken numerous measures to protect the health of our associates, customers and communities we serve.  Such measures include implementing occupancy limits, providing personal protective equipment for our associates and customers, encouraging social distancing, adjusting our processes for merchandise returns and implementing new cleaning procedures.  We are planning to incur incremental costs going forward for personal protective equipment, including masks, gloves and hand sanitizer for our associates and customers, as well as additional cleaning supplies.

Accounting Periods

The following discussion contains references to fiscal years 2020 and 2019, which represent fiscal years ending or ended on January 30, 2021 and February 1, 2020, respectively.  Fiscal 2020 and fiscal 2019 both have 52-week accounting periods.  This discussion and analysis should be read with the unaudited condensed consolidated financial statements and the notes thereto contained in Part 1, Item 1 of this report.

Results of Operations

The following discussion of the Company’s financial performance is based on the unaudited condensed consolidated financial statements set forth herein. The nature of the Company’s business is seasonal. Historically, sales in the first and fourth quarters have been higher than sales achieved in the second and third quarters of the fiscal year. Expenses and, to a greater extent, operating income, vary by quarter. Results of a period shorter than a full year may not be indicative of results expected for the entire year, particularly in light of the current uncertainty surrounding the economic impact of the COVID-19 pandemic.  Furthermore, as a result of the closure of our stores for at least five weeks related to the COVID-19 pandemic, comparisons of expense ratios and year-over-year trends are not a meaningful way to evaluate our operating results for the thirteen weeks ended May 2, 2020.

Key Operating Statistics

We measure performance using key operating statistics. One of the main performance measures we use is comparable store sales growth. We define a comparable store as a store that has been opened for an entire fiscal year. Therefore, a store will not be considered a comparable store until its 13th month of operation at the earliest or until its 24th month at the latest. As an example, stores opened in fiscal 2019 and fiscal 2020 are not considered comparable stores in fiscal 2020. Relocated and expanded stores are included in the comparable store sales results. We also use other operating statistics, most notably average sales per store, to measure our performance. As we typically occupy existing space in established shopping centers rather than sites built specifically for our stores, store square footage (and therefore sales per square foot) varies by store. We focus on overall store sales volume as the critical driver of profitability.

In addition to sales, we measure cost of sales as a percentage of sales and store operating expenses, with a particular focus on labor, as a percentage of sales. These results translate into store level contribution, which we use to evaluate overall performance of each individual store. Finally, we monitor corporate expenses against budgeted amounts.  All of the statistics discussed below are critical components of earnings before interest, taxes, depreciation and amortization (“EBITDA”) and Adjusted EBITDA (comprised of EBITDA, excluding non-cash asset impairment expense, CEO transition expenses and expenses related to proxy contests), which are considered our most important operating statistics.  We believe that excluding these expenses from our financial results reflects operating results that are more indicative of our ongoing operating performance while improving comparability to prior and future periods, and as such, provides an enhanced understanding of our past financial performance and prospects for the future.

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

Provided below is a reconciliation of net income (loss) to EBITDA and to Adjusted EBITDA for the thirteen week periods ended May 2, 2020 and May 4, 2019 (in thousands):

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019

Net (loss) income	$(20,892)	$7,788

Plus:
Interest expense	163	38
Income tax expense	—	1,286
Depreciation	4,946	4,614

Less:
Interest income	(217)	(379)
Income tax benefit	(6,608)	—
EBITDA	(22,608)	13,347

Plus:
Asset impairment	286	—
CEO transition expenses	560	—
Proxy contest expenses	—	1,042
Adjusted EBITDA	$(21,762)	$14,389

Provided below is a reconciliation of net income (loss), the closest comparable GAAP measure, to (i) net income (loss) adjusted for non-cash asset impairment expenses, CEO transition related expenses and proxy contest expenses (“Adjusted net income (loss)”) and (ii) diluted Adjusted net income (loss) per common share.  We believe that excluding these expenses and their related tax effects from our financial results reflects operating results that are more indicative of our ongoing operating performance while improving comparability to prior periods, and as such, may provide investors with an enhanced understanding of our past financial performance and prospects for the future.  These non-GAAP measures should be used as a supplement to net income (loss) and diluted net income (loss) per common share as reported under GAAP and should not be used as the only measures of operating performance or as a substitute for GAAP results.

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
Net (loss) income	$(20,892)	$7,788

Asset impairment and related tax effects	217	—
CEO transition expenses and related tax effects	426	—
Proxy contest expenses and related tax effects	—	894
Adjusted net (loss) income	$(20,249)	$8,682

Diluted adjusted net (loss) income per share	$(1.94)	$0.72

Diluted shares outstanding	10,443	12,006

Thirteen Weeks Ended May 2, 2020 and May 4, 2019

Net Sales.  Net sales decreased $88.9 million, or 43.4%, to $116.1 million in the thirteen weeks ended May 2, 2020 from $205.0 million in the thirteen weeks ended May 4, 2019.  The decrease in sales was due to a 44.5% decrease in comparable store sales and the impact of closing seven stores since the end of the first quarter last year, partially offset by the opening of 15 new stores since the end of the first quarter last year.  The decrease in comparable store sales was due to closing all 574 of our stores as a result of the COVID-19 pandemic from March 20 until April 23, at which point we began to gradually reopen certain stores.  Prior to the onset of the COVID-19 pandemic, comparable store sales increased 3.1% from the beginning of the first quarter through March 7, 2020.

Cost of sales (exclusive of depreciation).  Cost of sales (exclusive of depreciation) decreased $43.9 million, or 34.2%, to $84.4 million in the first quarter of 2020 from $128.2 million in the first quarter of 2019.  Cost of sales as a percentage of sales increased to 72.7% in the first quarter of 2020 from 62.5% in last year’s first quarter, due primarily to a 1000 basis points increase in merchandise markdowns, as more markdowns were needed on transitional or seasonal merchandise due to our store closures during the COVID-19 pandemic.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $9.4 million, or 14.8%, to $54.1 million in the first quarter of 2020 from $63.4 million in the first quarter of 2019.  The decrease was due primarily to lower payroll costs as a result of furloughing substantially all of our store and distribution center personnel and a significant portion of the corporate staff, combined with a decrease in other variable costs such as credit card processing fees and travel expenses, as well as $1.0 million of expenses incurred in the first quarter of 2019 in connection with a proxy contest.  As a percentage of sales, selling, general and administrative expenses increased to 46.6% in the first quarter of 2020 from 30.9% in the first quarter of 2019.

Depreciation.  Depreciation expense increased $0.3 million, or 7.2%, to $4.9 million in the first quarter of 2020 from $4.6 million in the first quarter of 2019.

Asset Impairment.  Impairment charges related to an underperforming store totaled $0.3 million in the first quarter of 2020, comprised of $0.2 million for an operating lease right-of-use asset and $0.1 million for leasehold improvements and fixtures and equipment.  There was no impairment expense recorded in the first quarter of 2019.

Income Tax Benefit/Expense.  Income tax benefit was $6.6 million in the first quarter of 2020 compared to income tax expense of $1.3 million in the first quarter of 2019, as a result of a pretax loss in the first quarter of 2020.  For the first quarter of 2020, we utilized the discrete effective tax rate method to determine tax expense based upon interim period results, as the full-year tax rate is not reliably predictable.

Net Loss/Income.  Net loss was $20.9 million in the first quarter of 2020 compared to net income of $7.8 million in the first quarter of 2019 due to the factors discussed above.

Liquidity and Capital Resources

Our cash requirements are primarily for working capital and capital expenditures for stores, distribution infrastructure and information systems.  We also use cash to repurchase stock under our stock repurchase program and to pay dividends.  Historically, we have met these cash requirements using cash flow from operations and short-term trade credit.  As further noted below, due to the COVID-19 pandemic and related economic disruptions, on March 20, 2020, we drew down $43.7 million on our revolving credit facility.  We expect to be able to meet future cash requirements for at least the next 12 months with cash flow from operations, short-term trade credit, existing balances of cash and cash equivalents, and borrowings under our revolving credit facility.  We intend to carefully monitor and manage our cash position in light of ongoing conditions and results of operations.

Cash Flows From Operating Activities. Net cash provided by operating activities was $12.8 million in the thirteen weeks ended May 2, 2020 compared to $8.9 million in the same period of 2019.  Significant sources of cash in the first quarter of 2020 were (1) a $16.4 million decrease in inventory (compared to an $8.6 million decrease in the first quarter of 2019) due to the suspension of purchases as we closed stores due to the COVID-19 pandemic; and (2) a $14.0 million increase in accounts payable (compared to a $9.6 million decrease in the first quarter of 2019) due to extending payment terms with vendors and suppliers as a result of the COVID-19 pandemic.

Significant uses of cash during the first quarter of 2020 included a net loss adjusted for non-cash expenses such as  depreciation, amortization of operating lease right of use assets, loss on disposal of property and equipment, deferred income taxes and stock-based compensation expense, totaling ($11.1) million (compared to $25.0 million in the first quarter of 2019).  Other significant uses of cash from operating activities in the first quarter of 2020 were (1) a $6.8 million decrease in accrued expenses and other long-term liabilities (compared with an $11.9 million decrease in the first quarter of 2019) due primarily to payments of operating lease liabilities; and (2) a $5.5 million decrease in accrued compensation (compared to a $4.6 million decrease in the first quarter of 2019) due to the furlough of substantially all of our store and distribution center personnel, along with a significant portion of our corporate staff, which resulted in lower payroll costs due at the end of the quarter.

Cash Flows From Investing Activities. Cash provided by investing activities was $39.3 million in the first quarter of 2020 compared to $6.0 million in the first quarter of 2019.  Sales and redemptions of investment securities, net of purchases, provided cash of $43.2 million and $8.3 million in the first quarter of 2020 and 2019, respectively. Cash used for purchases of property and equipment totaled $4.0 million and $2.3 million in the first quarter of 2020 and 2019, respectively.

Cash Flows From Financing Activities. Cash provided by financing activities was $36.1 million in the first quarter of 2020 compared to cash used of $3.3 million in the first quarter of 2019.  The principal source of cash in the first quarter of 2020 was a drawdown of $43.7 million on our revolving credit facility, partially offset by the repurchase of common stock for an aggregate purchase price of $6.3 million.

Cash Requirements

Our principal sources of liquidity consist of: (i) cash and cash equivalents (which equaled $108.1 million as of May 2, 2020); (ii) short-term trade credit; (iii) cash generated from operations on an ongoing basis as we sell our merchandise inventory; and (iv) a revolving credit facility with a $50.0 million credit commitment (with borrowings of $43.7 million as of May 2, 2020).  Trade credit represents a significant source of financing for inventory purchases and arises from customary payment terms and trade practices with our vendors.  Historically, our principal liquidity requirements have been for working capital and capital expenditure needs.

As part of the actions we have taken to increase our cash position and preserve financial flexibility in light of current uncertainties resulting from the COVID-19 pandemic, as described above in “Current Material Developments,” on March 20, 2020, we borrowed $43.7 million in principal amount under our revolving credit facility.  In addition, on May 12, 2020, we entered into an amendment to our revolving credit facility to, among other things, extend the maturity date to August 18, 2021.  See Note 7 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this report for more information.    In addition to the drawdown on our credit facility, we have reduced our operating expenses, capital expenditure plans and inventory receipts, as appropriate. The Company previously announced a share repurchase program on March 13, 2020, but no repurchases have been made under such program as of the date of this filing and the Company does not intend to repurchase any shares for the time being.    The Company has also suspended the payment of quarterly dividends.

We believe that our existing sources of liquidity will be sufficient to fund our operations for at least the next 12 months.    Should the reopening of our stores and recovery of our sales fall materially below our expectations, we may be required to take other actions that could include material changes in our operations and seeking additional debt or equity capital. We plan to continue to monitor the rapidly developing situation and to take further action to reduce our expenses and preserve our financial flexibility, as necessary.

Recent Accounting Pronouncements

See discussion of Recent Accounting Pronouncements in Note 1 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this report.

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

There have been no other material changes to the Critical Accounting Policies outlined in the Company’s Annual Report on Form 10-K for the year ended February 1, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risk during the thirteen weeks ended May 2, 2020 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended February 1, 2020.

Item 4. Controls and Procedures.

We have carried out an evaluation under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 2, 2020 pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based on that evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information has been accumulated and communicated to our management, including the officers who certify our financial reports, as appropriate, to allow timely decisions regarding the required disclosures.

Our disclosure controls and procedures are designed to provide reasonable assurance that the controls and procedures will meet their objectives. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended May 2, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are from time to time involved in various legal proceedings incidental to the conduct of our business, including claims by customers, landlords, employees or former employees.  Once it becomes probable that we will incur costs in connection with a legal proceeding and such costs can be reasonably estimated, we establish appropriate reserves. While legal proceedings are subject to uncertainties and the outcome of any such matter is not predictable, we are not aware of any legal proceedings pending or threatened against us that we expect to have a material adverse effect on our financial condition, results of operations or liquidity.

Item 1A. Risk Factors.

Other than as set forth below, there have been no material changes to the Risk Factors described under the section “ITEM 1A. RISK FACTORS” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2020.

Our sales could decline and our store operations could be disrupted as a result of general economic and other factors outside of our control, such as changes in consumer spending patterns and declines in employment levels.

Downturns, or the expectation of a downturn, in general economic conditions, including the effects of unemployment levels, salaries and wage rates, interest rates, levels of consumer debt, inflation in food and energy prices, taxation (including delays in the distribution of tax refunds), government stimulus, consumer confidence, and other macroeconomic factors, could adversely affect consumer spending patterns, our sales and our results of operations. Consumer confidence may also be affected by domestic and international political or social unrest (including related protests or disturbances), acts of war or terrorism, natural disasters, public health emergencies like the COVID-19 pandemic, or other significant events outside of our control. These and other social, political and economic factors that contribute to consumer unease or damage to our stores, may lead to a decrease in spending by consumers or disrupt our store operations, which may negatively impact our business, financial condition and results of operations. Also, because apparel generally is a discretionary purchase, declines in consumer spending patterns may have a more negative effect on apparel retailers than some other retailers. In addition, since many of our stores are located in the southeastern United States, our operations are more susceptible to regional factors than the operations of our more geographically diversified competitors. Therefore, any adverse economic conditions that have a disproportionate effect on the southeastern United States could have a greater negative effect on our sales and results of operations than on retailers with a more geographically diversified store base.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Information on Share Repurchases

The number of shares of common stock repurchased by the Company during the first quarter of fiscal 2020 and the average price paid per share are as follows:

				Maximum number (or
			Total number of shares	approximate dollar value)
			purchased as part of	of shares that may yet be
	Total number of	Average price paid	publicly announced	purchased under the plans
Period	shares purchased	per share (1)	plans or programs (2)	or programs (2)
February (2/2/20 - 2/29/20)	260,254	$24.03	260,254	$—
March (3/1/20 - 4/4/20)	—	$—	—	$30,000,000
April (4/5/20 - 5/2/20)	—	$—	—	$30,000,000
Total	260,254		260,254

(1) Includes commissions for the shares repurchased under the stock repurchase program.

(2) On November 22, 2019, the Company’s board of directors approved a $25.0 million stock repurchase program, under which no shares remained available as of May 2, 2020.  This repurchase program was completed in February 2020.    On March 13, 2020, the Company announced that its board of directors approved a $30.0 million stock repurchase program.  Due to the current economic uncertainty stemming from the COVID-19 pandemic, the Company has temporarily suspended any repurchases as of March 23, 2020 and plans to continue to monitor the situation based on business conditions and regard for its financial liquidity needs.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2018).

10.1

Second Amendment to Credit Agreement and Waiver, dated as of May 12, 2020, by and among Citi Trends, Inc., as Borrower, Citi Trends Marketing Solutions, Inc., as Guarantor, and Bank of America, N.A., as Lender (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed with the SEC on May 14, 2020).

10.2	Form of Restricted Stock Unit Award Agreement for Employees under the Citi Trends, Inc. 2012 Incentive Plan (Performance Based Vesting – EBIT Target).*

31.1	Certification of David M. Makuen, Principal Executive Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Jason B. Moschner, Principal Financial Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.* †

101

The following financial information from Citi Trends, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of May 2, 2020 and February 1, 2020, (ii) the Condensed Consolidated Statements of Income for the thirteen week periods ended May 2, 2020 and May 4, 2019, (iii) the Condensed Consolidated Statements of Cash Flows for the thirteen week periods ended May 2, 2020 and May 4, 2019, and (iv) Notes to the Condensed Consolidated Financial Statements.*

*      Included herewith.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and the undersigned also has signed this report in his capacity as the Registrant’s Vice President of Finance (Principal Financial and Accounting Officer).

CITI TRENDS, INC.

Date: June 11, 2020

	By:	/s/ Jason B. Moschner
	Name:	Jason B. Moschner
	Title:	Vice President of Finance