Form 10-Q
period 2020-08-01
Citi Trends Inc
filed 2020-09-08
CIK 1318484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2020

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

As of August 17, 2020 the registrant had 10,634,162 outstanding shares of common stock, $0.01 par value per share.

CITI TRENDS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Citi Trends, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share data)

	August 1,	February 1,
	2020	2020
Assets
Current assets:
Cash and cash equivalents	$146,741	$19,923
Short-term investment securities	5	27,562
Inventory	94,545	138,258
Prepaid and other current assets	16,847	14,278
Income tax receivable	1,055	1,186
Total current assets	259,193	201,207
Property and equipment, net of accumulated depreciation of $271,749 and $262,570 as of August 1, 2020 and February 1, 2020, respectively	61,923	64,985
Operating lease right of use assets	171,711	169,854
Long-term investment securities	—	15,675
Deferred income taxes	7,234	6,669
Other assets	763	755
Total assets	$500,824	$459,145

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$77,679	$79,596
Operating lease liabilities	46,777	42,944
Accrued expenses	15,802	14,755
Accrued compensation	13,136	13,013
Layaway deposits	724	554
Total current liabilities	154,118	150,862
Noncurrent operating lease liabilities	139,877	135,316
Revolving credit facility	41,600	—
Other long-term liabilities	1,772	1,923
Total liabilities	337,367	288,101

Stockholders’ equity:
Common stock, $0.01 par value. Authorized 32,000,000 shares; 15,967,948 shares issued as of August 1, 2020 and 15,907,666 shares issued as of February 1, 2020; 10,634,162 shares outstanding as of August 1, 2020 and 10,834,134 shares outstanding as of February 1, 2020	158	157
Paid in capital	93,702	93,180
Retained earnings	184,916	186,772
Treasury stock, at cost; 5,333,786 shares held as of August 1, 2020 and 5,073,532 shares held as of February 1, 2020	(115,319)	(109,065)
Total stockholders’ equity	163,457	171,044

Commitments and contingencies (note 8)
Total liabilities and stockholders’ equity	$500,824	$459,145

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Twenty-Six Weeks Ended
	August 1,	August 3,
	2020	2019
Net sales	$332,275	$387,862

Cost of sales (exclusive of depreciation)	(211,517)	(242,850)
Selling, general and administrative expenses	(111,699)	(126,436)
Depreciation	(9,879)	(9,221)
Asset impairment	(286)	(472)
(Loss) income from operations	(1,106)	8,883
Interest income	231	793
Interest expense	(540)	(78)
(Loss) income before income taxes	(1,415)	9,598
Income tax benefit (provision)	390	(1,433)
Net (loss) income	$(1,025)	$8,165

Basic net (loss) income per common share	$(0.10)	$0.68
Diluted net (loss) income per common share	$(0.10)	$0.68

Weighted average number of shares outstanding
Basic	10,447	11,929
Diluted	10,447	11,944

Citi Trends, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Thirteen Weeks Ended
	August 1,	August 3,
	2020	2019
Net sales	$216,151	$182,830

Cost of sales (exclusive of depreciation)	(127,147)	(114,612)
Selling, general and administrative expenses	(57,623)	(62,989)
Depreciation	(4,933)	(4,607)
Asset impairment	—	(472)
Income from operations	26,448	150
Interest income	14	414
Interest expense	(377)	(40)
Income before income taxes	26,085	524
Income tax provision	(6,218)	(147)
Net income	$19,867	$377

Basic net income per common share	$1.90	$0.03
Diluted net income per common share	$1.90	$0.03

Weighted average number of shares outstanding
Basic	10,451	11,882
Diluted	10,458	11,882

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Twenty-Six Weeks Ended
	August 1,	August 3,
	2020	2019
Operating activities:
Net (loss) income	$(1,025)	$8,165
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	9,879	9,221
Non-cash operating lease costs	23,829	23,041
Asset impairment	286	472
Loss on disposal of property and equipment	5	22
Deferred income taxes	(565)	88
Insurance proceeds related to operating activities	—	1,012
Non-cash stock-based compensation expense	1,005	1,054
Changes in assets and liabilities:
Inventory	43,713	7,424
Prepaid and other current assets	(6,729)	(2,808)
Other assets	(8)	(32)
Accounts payable	(2,239)	(2,190)
Accrued expenses and other long-term liabilities	(13,181)	(22,566)
Accrued compensation	122	(1,489)
Income tax receivable/payable	131	(2,493)
Layaway deposits	170	1,145
Net cash provided by operating activities	55,393	20,066
Investing activities:
Sales/redemptions of investment securities	43,754	29,554
Purchases of investment securities	(522)	(25,073)
Purchases of property and equipment	(5,839)	(8,374)
Insurance proceeds related to investing activities	—	573
Net cash provided by (used in) investing activities	37,393	(3,320)
Financing activities:
Borrowings under revolving credit facility	43,700	—
Repayments of revolving credit facility	(2,100)	—
Cash used to settle withholding taxes on the vesting of nonvested restricted stock	(483)	(728)
Dividends paid to stockholders	(831)	(1,912)
Repurchases of common stock	(6,254)	(4,544)
Net cash provided by (used in) financing activities	34,032	(7,184)
Net increase in cash and cash equivalents	126,818	9,562
Cash and cash equivalents:
Beginning of period	19,923	17,863
End of period	$146,741	$27,425

Supplemental disclosures of cash flow information:
Cash paid for interest	$424	$62
Cash payments of income taxes	$44	$3,838
Supplemental disclosures of non-cash investing activities:
Accrual for purchases of property and equipment	$1,088	$343

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Paid in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balances — February 1, 2020	15,907,666	$157	$93,180	$186,772	5,073,532	$(109,065)	$171,044
Vesting of nonvested restricted stock units	—	1	—	—	—	—	1
Issuance of nonvested shares under incentive plan	86,025	—	—	—	—	—	—
Forfeiture of nonvested shares	(8,872)	—	—	—	—	—	—
Stock-based compensation expense	—	—	469	—	—	—	469
Net share settlement of nonvested shares and restricted stock units	(34,487)	—	(479)	—	—	—	(479)
Repurchase of common stock	—	—	—	—	260,254	(6,254)	(6,254)
Dividends paid to stockholders ($0.08 per common share)	—	—	—	(831)	—	—	(831)
Net loss	—	—	—	(20,892)	—	—	(20,892)
Balances — May 2, 2020	15,950,332	$158	$93,170	$165,049	5,333,786	$(115,319)	$143,058
Issuance of nonvested shares under incentive plan	17,808	—	—	—	—	—	—
Stock-based compensation expense	—	—	536	—	—	—	536
Net share settlement of nonvested shares and restricted stock units	(192)	—	(4)	—	—	—	(4)
Net income	—	—	—	19,867	—	—	19,867
Balances — August 1, 2020	15,967,948	$158	$93,702	$184,916	5,333,786	$(115,319)	$163,457

	Common Stock		Paid in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balances — February 2, 2019	15,827,713	$157	$91,794	$176,094	3,669,476	$(80,620)	$187,425
Adoption of lease accounting standard	—	—	—	(2,060)	—	—	(2,060)
Vesting of nonvested restricted stock units	—	1	—	—	—	—	1
Issuance of nonvested shares under incentive plan	57,133	—	—	—	—	—	—
Stock-based compensation expense	—	—	706	—	—	—	706
Net share settlement of nonvested shares and restricted stock units	(36,237)	(1)	(712)	—	—	—	(713)
Repurchase of common stock	—	—	—	—	82,312	(1,640)	(1,640)
Dividends paid to stockholders ($0.08 per common share)	—	—	—	(958)	—	—	(958)
Net income	—	—	—	7,788	—	—	7,788
Balances — May 4, 2019	15,848,609	$157	$91,788	$180,864	3,751,788	$(82,260)	$190,549
Issuance of nonvested shares under incentive plan	27,478	—	—	—	—	—	—
Forfeiture of nonvested shares	(19,969)	—	—				—
Stock-based compensation expense	—	—	348	—	—	—	348
Net share settlement of nonvested shares and restricted stock units	(837)	—	(16)	—	—	—	(16)
Repurchase of common stock	—	—	—	—	190,288	(2,904)	(2,904)
Dividends paid to stockholders ($0.08 per common share)	—	—	—	(954)	—	—	(954)
Net income	—	—	—	377	—	—	377
Balances — August 3, 2019	15,855,281	$157	$92,120	$180,287	3,942,076	$(85,164)	$187,400

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

August 1, 2020

1. Significant Accounting Policies

Basis of Presentation

Citi Trends, Inc. (collectively referred to herein with its wholly owned subsidiary as the “Company”) is a value-priced retailer of fashion apparel, accessories and home goods for the entire family. As of August 1, 2020, the Company operated 579 stores in 33 states.

The condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim reporting and are unaudited. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The condensed consolidated balance sheet as of February 1, 2020 is derived from the audited financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2020, as amended (the “2019 Form 10-K”). These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the 2019 Form 10-K. Operating results for the twenty-six weeks ended August 1, 2020 are not necessarily indicative of the results that may be expected for the fiscal year as a result of the seasonality of the business and changes in our business, consumer spending patterns, and the macroeconomic environment, including those resulting from the novel coronavirus (“COVID-19”) pandemic.

Fiscal Year

The following contains references to fiscal years 2020 and 2019, which represent fiscal years ending or ended on January 30, 2021 and February 1, 2020, respectively. Fiscal 2020 and 2019 both have 52-week accounting periods.

Recently Adopted Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), which introduced an expected credit loss model for the impairment of financial assets measured at amortized costs. The model replaces the incurred loss model for those assets and broadens the information an entity must consider in developing its expected credit loss estimate for assets measured at amortized cost.  The Company adopted ASU No. 2016-13 on February 2, 2020. The adoption of the new standard did not have a material impact to the Company’s consolidated financial position, results of operations or cash flows.

2. Impact of the COVID-19 Pandemic

In December 2019, COVID-19 emerged and spread worldwide. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. After closely monitoring and taking into consideration the guidance from federal, state and local governments, the Company temporarily closed all of its retail store locations and distribution centers effective March 20, 2020. Beginning April 24, 2020, the Company started to reopen stores in select states in accordance with state and local government guidelines. As of July 18, 2020, the Company safely reopened all of its stores and distribution centers.

The temporary closure of the Company’s stores has had, and may continue to have, an adverse impact on the Company’s financial condition, results of operations and liquidity. In the first quarter of 2020, the Company took several steps to increase its cash position and preserve financial flexibility in light of uncertainties resulting from the COVID-19 pandemic, including (i) the drawdown of $43.7 million in principal amount under the revolving credit facility on March 20, 2020 and an amendment to the revolving credit facility to extend the term to August 2021; (ii) temporary furloughs of substantially all store and distribution center personnel and a significant portion of the corporate staff, with employee benefits for eligible employees continued through the temporary furloughs; (iii) temporary tiered salary reductions for management level corporate employees and a reduction to the cash portion of non-employee director fees; and (iv) extensions of payment terms with vendors and suppliers. Other measures taken by the Company to mitigate the impact of the pandemic that began in the first quarter of 2020 and are continuing include (i) negotiating rent concessions with landlords; (ii) executing substantial reductions in operating expenses, store occupancy costs, capital expenditures and other costs; and (iii) temporarily suspending share repurchases and dividend payments.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security ("CARES") Act was signed into law. The provisions include technical corrections to tax depreciation methods for qualified improvement property which allow for accelerated depreciation, an employee retention tax credit and the deferral of the employer portion of social security deposits. Under the CARES Act, the Company deferred payment of approximately $1.7 million of amounts due for the employer portion of social security tax deposits during the six months ended August 1, 2020. The Company expects to defer approximately $3.0 million of additional tax deposits during the remainder of the calendar year as allowed by the CARES Act. The total amounts of deferred payroll taxes will be paid in two equal installments during the fourth calendar quarters of 2021 and 2022. In addition, in the second quarter of 2020, the Company recognized a $1.5 million benefit related to the employee retention credit created under the CARES Act based on qualified wages paid primarily to store and distribution center associates. The retention credit is included in selling, general and administrative expenses on the condensed consolidated statements of operations for the twenty-six and thirteen weeks ended August 1, 2020.

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

The dilutive effect of stock-based compensation arrangements is accounted for using the treasury stock method. The Company includes as assumed proceeds the amount of compensation cost attributed to future services and not yet recognized. For the twenty-six weeks ended August 1, 2020 and August 3, 2019, there were 173,000 and 135,000 shares of nonvested restricted stock, respectively, excluded from the calculation of diluted earnings per share because of antidilution. For the thirteen weeks ended August 1, 2020 and August 3, 2019, there were 165,000 and 143,000 shares of nonvested restricted stock, respectively, excluded from the calculation of diluted earnings per share because of antidilution.

The following table provides a reconciliation of the weighted average number of common shares outstanding used to calculate basic earnings per share to the number of common shares and common stock equivalents outstanding used in calculating diluted earnings per share:

	Twenty-Six Weeks Ended
	August 1, 2020	August 3, 2019
Weighted average number of common shares outstanding	10,446,915	11,929,019
Incremental shares from assumed vesting of nonvested restricted stock	—	15,082
Weighted average number of common shares and common stock equivalents outstanding	10,446,915	11,944,101

	Thirteen Weeks Ended
	August 1, 2020	August 3, 2019
Weighted average number of common shares outstanding	10,451,194	11,881,896
Incremental shares from assumed vesting of nonvested restricted stock	6,842	—
Weighted average number of common shares and common stock equivalents outstanding	10,458,036	11,881,896

5. Impairment of Assets

If facts and circumstances indicate that a long-lived asset or operating lease right-of-use asset may be impaired, the carrying value is reviewed. If this review indicates that the carrying value of the asset will not be recovered as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value. Non-cash impairment expenses consisted of the following (in thousands):

	Twenty-Six Weeks Ended		Thirteen Weeks Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Operating lease right-of-use asset impairment	$181	$190	$—	$190
Store asset impairment	105	282	—	282
Total asset impairment	$286	$472	$—	$472

6. Revolving Credit Facility

On October 27, 2011, the Company entered into a five-year, $50 million credit facility with Bank of America. The facility was amended on August 18, 2015, extending the maturity date to August 18, 2020. The facility was amended again on May 12, 2020, extending the maturity date to August 18, 2021. The amended facility provides a $50 million credit commitment and a $25 million uncommitted “accordion” feature that under certain circumstances could allow the Company to increase the size of the facility to $75 million. The facility is secured by the Company’s inventory, accounts receivable and related assets, but not its real estate, fixtures and equipment, and it contains one financial covenant, a fixed charge coverage ratio, which is applicable and tested only in certain circumstances. The facility has an unused commitment fee of 0.25% and permits the payment of cash dividends subject to certain limitations. Borrowings under the Revolving Credit Facility bear interest (a) for Eurodollar Loans, at a rate equal to LIBOR plus either 2.25% or 2.5%, or (b) for Base Rate Loans, at a rate equal to the highest of (i) the prime rate, (ii) the Federal Funds Rate plus 0.5% or (iii) LIBOR for a period of one month plus 1.0%, plus, in each case either 1.25% or 1.5%, based in any such case on the average daily availability for borrowings under the facility. On March 20, 2020, in response to the COVID-19 pandemic, the Company borrowed $43.7 million on the credit facility to enhance its liquidity position. Such borrowings accrued interest ranging from 1.625% to 3.5%. During the second quarter of 2020, the Company repaid $2.1 million of the outstanding borrowings.

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

For the twenty-six weeks ended August 1, 2020 and August 3, 2019, the Company utilized the discrete effective tax rate method to determine its tax expense based upon interim period results. The Company concluded that the use of the discrete method was more appropriate than the annual effective tax rate method because the full-year tax rate is not reliably predictable.

The effective income tax rate was 27.6% for the twenty-six weeks ended August 1, 2020, compared to 14.9% for the twenty-six weeks ended August 3, 2019. The difference in the effective income tax rate was due to a pretax loss for the twenty-six weeks ended August 1, 2020 compared to pretax income in the prior year and lower federal and state tax credits this year.

On March 27, 2020, the CARES Act was enacted into law.  The CARES Act includes several significant business tax provisions that, among other things, would eliminate the taxable income limit for certain net operating losses (“NOLs”) and allow businesses to carry back NOLs arising in 2018, 2019 and 2020 to the five prior tax years, reduce the business interest limitation under section 163(j), and fix the qualified improvement property regulations in the 2017 Tax Cuts and Jobs Act. As a result of the CARES Act, to the extent that there are taxable losses at the end of fiscal 2020, the Company believes that it will be able to obtain a tax refund from the carryback of federal NOLs.

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

9. Stock Repurchase Program and Cash Dividends

Repurchases of Common Stock

In November 2018, the Company’s board of directors approved a program that authorized the repurchase of up to $25.0 million in shares of the Company’s common stock. During the twenty-six weeks ended August 3, 2019, the Company repurchased 82,312 shares of its common stock at an aggregate cost of $1.6 million. This repurchase program was completed in October 2019.

In November 2019, the Company’s board of directors approved a new program that authorized the repurchase of up to $25.0 million in shares of the Company’s common stock. During the twenty-six weeks ended August 1, 2020, the Company repurchased 260,254 shares of its common stock at an aggregate cost of $6.3 million. This repurchase program was completed in February 2020.

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

10. Revenue

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

In the following table, the Company’s revenue from contracts with customers is disaggregated by major product line. The percentage of net sales related to each classification of its merchandise assortment was approximately:

	Twenty-Six Weeks Ended		Thirteen Weeks Ended
	August 1,	August 3,	August 1,	August 3,
	2020	2019	2020	2019
Accessories	31%	34%	30%	34%
Ladies'	23%	23%	22%	23%
Children's	22%	21%	21%	21%
Men's	17%	16%	19%	17%
Home	7%	6%	8%	5%

11. Leases

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

Total lease cost is comprised of operating lease costs, short-term lease costs and variable lease costs, which include rent paid as a percentage of sales, common area maintenance, real estate taxes and insurance for the Company’s real estate leases. Lease costs consisted of the following (in thousands):

	Twenty-Six Weeks Ended
	August 1, 2020	August 3, 2019
Operating lease cost	$24,465	$23,858
Variable lease cost	4,125	4,263
Short term lease cost	817	515
Total lease cost	$29,407	$28,636

In response to the impact of the COVID-19 pandemic on the Company’s operations, the Company suspended certain lease payments under its existing lease agreements. During the suspension of payments, the Company continued to recognize expenses and liabilities for lease obligations and corresponding right-of-use assets on the balance sheet in accordance with the applicable accounting guidance. The Company is engaging in ongoing discussions with landlords regarding the potential restructuring of lease payments and rent concessions. As of August 1, 2020, the Company negotiated contractual rent concessions on certain leases in the form of early renewals, rent deferrals and rent abatements. The Company has elected to account for qualifying COVID-19 related rent concessions as if they were part of the enforceable rights and obligations under the existing lease agreements, as permitted by the updated guidance provided by the FASB in April 2020. As a result of this election, the Company recognized rent abatement credits of approximately $0.6 million in the second quarter of 2020.

Future minimum lease payments as of August 1, 2020 are as follows (in thousands):

Fiscal Year	Lease Costs
Remainder of 2020	$27,185
2021	47,852
2022	38,284
2023	30,967
2024	22,649
Thereafter	36,563
Total future minimum lease payments	203,500
Less: imputed interest	(16,846)	(1)
Total present value of lease liabilities	$186,654	(2)

(1)Calculated using the incremental borrowing rate for each lease.
(2)Includes short-term and long-term operating leases.

Certain operating leases provide for fixed monthly rents, while others provide for contingent rents computed as a percentage of net sales and others provide for a combination of both fixed monthly rents and contingent rents computed as a percentage of net sales.

Supplemental cash flows and other information related to operating leases are as follows (in thousands, except for weighted average amounts):

	Twenty-Six Weeks Ended
	August 1, 2020	August 3, 2019
Cash paid for operating leases	$18,920	$25,174
Right of use assets obtained in exchange for new operating lease liabilities	$27,044	$42,357

Weighted average remaining lease term (years) - operating leases	5.28	4.34
Weighted average discount rate - operating leases	3.29%	3.75%

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

The factors that may result in actual results differing from such forward-looking information include, but are not limited to: the ongoing COVID-19 pandemic and associated containment and remediation efforts; the potential negative impacts of COVID-19 on the global economy and foreign sourcing; the impacts of COVID-19 on the Company’s financial condition, business operation and liquidity, including the potential closure of any of the Company’s retail stores and distribution centers; transportation and distribution delays or interruptions; changes in freight rates; the Company’s ability to negotiate effectively the cost and purchase of merchandise; inventory risks due to shifts in market demand; the Company’s ability to gauge fashion trends and changing consumer preferences; changes in consumer spending on apparel; changes in product mix; interruptions in suppliers’ businesses; a deterioration in general economic conditions, whether caused by acts of war, terrorism, political or social unrest (including any resulting store closures, damage or loss of inventory), or other factors; the results of pending or threatened litigation; temporary changes in demand due to weather patterns; seasonality of the Company’s business; delays associated with building, opening and operating new stores; delays associated with building, opening or expanding new or existing distribution centers; and other factors described in the section titled “Item 1A. Risk Factors” and elsewhere in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2020, as amended, and in Part II, “Item 1A. Risk Factors” and elsewhere in the Company’s Quarterly Reports on Form 10-Q and any amendments thereto and in the other documents the Company files with the SEC, including reports on Form 8-K.

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

Overview

We are a value-priced retailer of fashion apparel, accessories and home goods for the entire family. Our merchandise offerings are designed to appeal to the fashion preferences of value-conscious consumers, particularly African-Americans. We operated 579 stores in both urban and rural markets in 33 states as of August 1, 2020.

COVID-19 Pandemic

In December 2019, a novel coronavirus (“COVID-19”) emerged and spread worldwide. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. After closely monitoring and taking into consideration the guidance from federal, state and local governments, we temporarily closed all of our retail store locations and distribution centers effective March 20, 2020. Beginning April 24, 2020, we started to reopen stores in select states in accordance with state and local government guidelines. As of July 18, 2020, we safely reopened all of our stores. As we reopened our stores, we took numerous measures to protect the health of our associates, customers and communities we serve. Such measures include implementing occupancy limits, providing personal protective equipment for our associates and customers, encouraging social distancing, adjusting our processes for merchandise returns and implementing new cleaning procedures. We have incurred, and expect we will continue to incur, incremental costs for personal protective equipment, including masks, gloves and hand sanitizer for our associates and customers, as well as additional cleaning supplies.

The temporary closure of our stores has had, and may continue to have, an adverse impact on our financial condition, results of operations and liquidity as described in more detail below. In the first quarter of 2020, we took several steps to increase our cash position and preserve financial flexibility in light of uncertainties resulting from the COVID-19 pandemic, including (i) the drawdown of $43.7 million in principal amount under the revolving credit facility on March 20, 2020 and an amendment to the revolving credit facility to extend the term to August 2021; (ii) temporary furloughs of substantially all store and distribution center personnel and a significant portion of the corporate staff, with employee benefits for eligible employees continued through the temporary furloughs; (iii) temporary tiered salary reductions for management level corporate employees and a reduction to the cash portion of non-employee director fees; and (iv) extensions of payment terms with vendors and suppliers. Other measures taken by the Company to mitigate the impact of the pandemic that began in the first quarter of 2020 and are continuing include (i) negotiating rent concessions with landlords; (ii) executing substantial reductions in operating expenses, store occupancy costs, capital expenditures and other costs; and (iii) temporarily suspending share repurchases and dividend payments.

We continue to navigate through macro changes in the consumer landscape, including unpredictable and non-traditional back-to-school timing and learning methods and the ongoing uncertainties stemming from the COVID-19 pandemic. As a result, in the first several weeks following the end of the second quarter, our customer traffic as measured via comparable store transactions has been soft. However, we are encouraged by the stability of our non-back-to-school related businesses and the increase in average basket size relative to the same weeks of the prior year. We believe that once we are beyond the traditional back-to-school selling season that customer traffic trends will normalize. We will continue to monitor and evaluate the COVID-19 pandemic and work to respond appropriately to the impacts on our business, including those on our customers, vendors and the communities we serve.

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

Results of Operations

The following discussion of the Company’s financial performance is based on the unaudited condensed consolidated financial statements set forth herein. The nature of the Company’s business is seasonal. Historically, sales in the first and fourth quarters have been higher than sales achieved in the second and third quarters of the fiscal year. Expenses and, to a greater extent, operating income, vary by quarter. Results of a period shorter than a full year may not be indicative of results expected for the entire year, as a result of changes in our business, consumer spending patterns, and the macroeconomic environment, including those resulting from the COVID-19 pandemic. Furthermore, as a result of the closure of our stores due to the COVID-19 pandemic for at least five weeks beginning on March 20, 2020, comparisons of expense ratios and year-over-year trends are not a meaningful way to evaluate our operating results for the twenty-six and thirteen weeks ended August 1, 2020.

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

Twenty-Six Weeks Ended August 1, 2020 and August 3, 2019

Net Sales.  Net sales decreased $55.6 million, or 14.3%, to $332.3 million in the twenty-six weeks ended August 1, 2020 from $387.9 million in the twenty-six weeks ended August 3, 2019.  The decrease in sales was due to closing all 574 of our stores as a result of the COVID-19 pandemic from March 20 until April 23, at which point we began to gradually reopen certain stores, with all stores safely reopened as of July 18, 2020. In the first quarter of 2020, net sales decreased $88.9 million, or 43.4%. Prior to the onset of the COVID-19 pandemic, comparable store sales increased 3.1% from the beginning of the first quarter through March 7, 2020. In the second quarter of 2020, net sales increased $33.4 million, or 18.2%, with an increase in comparable store sales of 32.2% for reopened stores from their respective opening dates.

Cost of Sales (exclusive of depreciation).  Cost of sales (exclusive of depreciation) decreased $31.4 million, or 12.9%, to $211.5 million in the twenty-six weeks ended August 1, 2020 from $242.9 million in the twenty-six weeks ended August 3, 2019. Cost of sales as a percentage of sales increased to 63.7% in the first twenty-six weeks of fiscal 2020 from 62.6% in the same period of fiscal 2019 due primarily to an increase of 250 basis points in merchandise markdowns, as more markdowns were taken in the first quarter of 2020 due to our store closures related to the COVID-19 pandemic. The increase in markdowns was partially offset by an improvement of 130 basis points in the initial mark-up, combined with slight improvements in freight costs and shrinkage.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $14.7 million, or 11.7%, to $111.7 million in the twenty-six weeks ended August 1, 2020 from $126.4 million in the twenty-six weeks ended August 3, 2019 due primarily to a $13.3 million decrease in payroll expenses as a result of associate furloughs and government credits under the CARES Act, as well as decreases in variable costs related to the temporary closures of our stores and distribution centers. These decreases were partially offset by $1.2 million of incremental supplies costs related to COVID-19 for personal protective equipment and cleaning supplies, as well as the impact on expenses of opening 20 new stores since the second quarter of last year. As a percentage of sales, selling, general and administrative expenses increased to 33.6% in the first twenty-six weeks of fiscal 2020 from 32.6% in the first twenty-six weeks of fiscal 2019.

Depreciation. Depreciation expense increased $0.7 million, or 7.1%, to $9.9 million in the first twenty-six weeks of fiscal 2020 from $9.2 million in the first twenty-six weeks of fiscal 2019.

Asset Impairment. Impairment charges related to an underperforming store totaled $0.3 million in the first twenty-six weeks of fiscal 2020, comprised of $0.2 million for an operating lease right-of-use asset and $0.1 million for leasehold improvements and fixtures and equipment. In the first twenty-six weeks of fiscal 2019, impairment charges related to underperforming stores totaled $0.5 million, comprised of $0.3 million for leasehold improvements and fixtures and equipment, and $0.2 million for an operating lease right-of-use asset.

Income Tax Benefit/Expense.  Income tax benefit was $0.4 million in the first twenty-six weeks of fiscal 2020 compared to income tax expense of $1.4 million in the first twenty-six weeks of fiscal 2019, as a result of a pretax loss in the first twenty-six weeks of fiscal 2020. For the first twenty-six weeks of 2020, we utilized the discrete effective tax rate method to determine tax expense based upon interim period results, as the full-year tax rate is not reliably predictable.

Net Loss/Income.  Net loss was $1.0 million in the first twenty-six weeks of fiscal 2020 compared to net income of $8.2 million in the first twenty-six weeks of fiscal 2019 due to the factors discussed above.

Thirteen Weeks Ended August 1, 2020 and August 3, 2019

Net Sales. Net sales increased $33.4 million, or 18.2%, to $216.2 million in the second quarter of 2020 from $182.8 million in the second quarter of 2019. The increase in sales was due primarily to strong comparable store sales performance upon reopening our stores that were temporarily closed due to COVID-19 and the opening of 20 new stores since the second quarter of last year. Comparable store sales for reopened stores from their respective opening dates increased 32.2% in the second quarter of 2020 relative to the same dates of last year.

Cost of sales (exclusive of depreciation).  Cost of sales (exclusive of depreciation) increased $12.5 million, or 10.9%, to $127.1 million in the second quarter of 2020 from $114.6 million in the second quarter of 2019. Cost of sales as a percentage of sales decreased to 58.8% in the second quarter of 2020 from 62.7% in the second quarter of last year due to an improvement of 290 basis points in the core merchandise margin (initial mark-up, net of markdowns) and an improvement of 100 basis points in freight costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $5.4 million, or 8.5%, to $57.6 million in the second quarter of 2020 from $63.0 million in last year’s second quarter. The decrease was due primarily to a $5.3 million decrease in payroll expenses as a result of associate furloughs and government credits under the CARES Act as well as decreases in variable costs related to the temporary closures of our stores and distribution centers. These decreases were partially offset by $1.2 million of incremental supplies costs related to COVID-19 for personal protective equipment and cleaning supplies and the impact on expenses of opening 20 new stores since the second quarter of last year.

Depreciation. Depreciation expense increased $0.3 million, or 7.1%, to $4.9 million in the second quarter of 2020 from $4.6 million in the second quarter of 2019.

Asset Impairment. There were no impairment charges in the second quarter of 2020. In the second quarter of 2019, impairment charges related to underperforming stores totaled $0.5 million, comprised of $0.3 million for leasehold improvements and fixtures and equipment, and $0.2 million for an operating lease right-of-use asset.

Income Tax Expense.  Income tax expense was $6.2 million in the second quarter of 2020 compared to $0.1 million in the second quarter of 2019 due to an increase in pretax income. For the second quarter of 2020, we utilized the discrete effective tax rate method to determine tax expense based upon interim period results, as the full-year tax rate is not reliably predictable.

Net Income.  Net income increased $19.5 million to $19.9 million in the second quarter of 2020 from $0.4 million in the second quarter of 2019 due to the factors discussed above.

Liquidity and Capital Resources

Our cash requirements are primarily for working capital and capital expenditures for stores, distribution infrastructure and information systems. We also use cash to repurchase stock under our stock repurchase program and to pay dividends. Historically, we have met these cash requirements using cash flow from operations and short-term trade credit.  As further noted below, due to the COVID-19 pandemic and related economic disruptions, on March 20, 2020, we drew down $43.7 million on our revolving credit facility. During the second quarter of 2020, we repaid $2.1 million of the borrowings. We expect to be able to meet future cash requirements for at least the next 12 months with cash flow from operations, short-term trade credit, existing balances of cash and cash equivalents, and borrowings under our revolving credit facility. We intend to carefully monitor and manage our cash position in light of ongoing conditions and results of operations.

Cash Flows From Operating Activities. Net cash provided by operating activities was $55.4 million in the twenty-six weeks ended August 1, 2020 compared to $20.1 million in the twenty-six weeks ended August 3, 2019. Sources of cash in the first half of 2020 included a net loss adjusted for non-cash expenses such as depreciation, non-cash operating lease costs, asset impairment, loss on disposal of property and equipment, insurance proceeds from operating activities, deferred income taxes and stock-based compensation expense, totaling $33.4 million (compared to $43.1 million in the first half of 2019). In addition, during the first half of 2020, inventory decreased $43.7 million (compared to a $7.4 million decrease in the first half of 2019).

Significant uses of cash from operating activities in the first half of 2020 were (1) a $13.2 million decrease in accrued expenses and other long-term liabilities (compared to a $22.6 million decrease in the first half of 2019) due primarily to payments of operating lease liabilities; and (2) a $2.2 million decrease in accounts payable (compared to a $2.2 million decrease in the first half of 2019) related to the inventory decrease discussed above.

Cash Flows From Investing Activities. Cash provided by investing activities was $37.4 million in the first half of 2020 compared to cash used of $3.3 million in the first half of 2019. Sales and redemptions of investment securities, net of purchases, provided cash of $43.3 million and $4.5 million in the first half of 2020 and 2019, respectively. Cash used for purchases of property and equipment totaled $5.8 million and $8.4 million in the first half of 2020 and 2019, respectively.

Cash Flows From Financing Activities. Cash provided by financing activities was $34.0 million in the first half of 2020 compared to cash used of $7.2 million in the first half of 2019. In the first half of 2020, net borrowings under the revolving credit facility provided cash of $41.6 million, while cash used for the repurchase of common stock and dividends paid to shareholders totaled $7.1 million. In the first half of 2019, cash used for the repurchase of common stock and dividends paid to shareholders totaled $6.5 million.

Cash Requirements

Our principal sources of liquidity consist of: (i) cash and cash equivalents (which equaled $146.7 million as of August 1, 2020); (ii) short-term trade credit; (iii) cash generated from operations on an ongoing basis as we sell our merchandise inventory; and (iv) a revolving credit facility with a $50.0 million credit commitment (with borrowings of $41.6 million as of August 1, 2020). Trade credit represents a significant source of financing for inventory purchases and arises from customary payment terms and trade practices with our vendors.  Historically, our principal liquidity requirements have been for working capital and capital expenditure needs.

As part of the actions we have taken to increase our cash position and preserve financial flexibility in light of uncertainties resulting from the COVID-19 pandemic, as described above in “COVID-19 Pandemic,” on March 20, 2020, we borrowed $43.7 million in principal amount under our revolving credit facility. During the second quarter of 2020, we repaid $2.1 million of the borrowings. In addition, on May 12, 2020, we entered into an amendment to our revolving credit facility to, among other things, extend the maturity date to August 18, 2021. In addition to the drawdown on our credit facility, we have reduced our operating expenses, capital expenditure plans and inventory receipts, as appropriate. The Company previously announced a share repurchase program on March 13, 2020, but no repurchases have been made under such program as of the date of this filing. The Company has temporarily suspended any repurchases as of March 23, 2020 and plans to continue to monitor the situation based on business conditions and regard for its financial liquidity needs. The Company has also suspended the payment of quarterly dividends.

Based on these actions and our current expectations regarding the impact of COVID-19, we believe that our existing sources of liquidity will be sufficient to fund our operations for at least the next 12 months. We will continue to monitor the situation and, if necessary, take further action to reduce our expenses and preserve our financial flexibility during these uncertain times.

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

There have been no other material changes to the Critical Accounting Policies outlined in the Company’s Annual Report on Form 10-K for the year ended February 1, 2020, as amended.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risk during the twenty-six weeks ended August 1, 2020 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended February 1, 2020, as amended.

Item 4. Controls and Procedures.

We have carried out an evaluation under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of August 1, 2020 pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based on that evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information has been accumulated and communicated to our management, including the officers who certify our financial reports, as appropriate, to allow timely decisions regarding the required disclosures.

Our disclosure controls and procedures are designed to provide reasonable assurance that the controls and procedures will meet their objectives. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended August 1, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Other than as set forth below, there have been no material changes to the Risk Factors described under the section “ITEM 1A. RISK FACTORS” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2020, as amended.

The ongoing COVID-19 pandemic has impacted our financial and operating performance and we are unable to predict the extent to which the pandemic and related effects will continue to impact our business.

Beginning in the first quarter and continuing into the second quarter of 2020, there has been a widespread global impact from the COVID-19 pandemic, and our business has been, and will continue to be, impacted by the pandemic and any resulting economic consequences. In response to COVID-19, the Company temporarily closed all of its retail stores and distribution centers as of March 20, 2020 and temporarily closed its corporate and buying offices with associates working remotely where possible. As of July 18, 2020, the Company has safely reopened all of its stores and distribution centers. In reopening its stores, the Company is following all applicable state and local health protocols, including providing personal protective equipment to employees and implementing social distancing practices as required.

The temporary closure of all of our retail stores and distribution centers and other factors resulting from the pandemic have had an adverse impact on our financial condition, results of operations and liquidity in fiscal 2020. While the ultimate global and economic impact of the COVID-19 pandemic remains highly uncertain, we expect that it could continue to have an adverse impact on our results of operations and liquidity; the operations of our suppliers, vendors and customers; and on our employees as a result of quarantines, the re-closure of any or all of our stores and distribution centers, and travel and other restrictions for at least the remainder of 2020. The extent to which COVID-19 will impact our business operations, consolidated financial results and liquidity will depend on future developments which are highly uncertain and cannot be predicted, including the duration and scope of the pandemic; our ability to adjust our business strategies to mitigate the impact of the pandemic; the re-closure of any or all of our retail stores or distribution centers; the negative impact the pandemic has on global and regional economies and economic activity, including the duration and magnitude of its impact on unemployment rates and consumer discretionary spending; changes in consumer shopping patterns and the impact on traditionally strong sales periods, including back-to-school, Christmas and other holidays; the ability of our suppliers, vendors and customers to successfully address the impacts of the pandemic; actions taken by governments, businesses and individuals in response to the pandemic; and how quickly economies recover after the COVID-19 pandemic subsides. As a result of the current level of uncertainty over the economic and operational impacts stemming from the COVID-19 pandemic, the impact on our business cannot be reasonably estimated at this time.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Information on Share Repurchases

On November 22, 2019, the Company’s board of directors approved a $25.0 million stock repurchase program. This repurchase program was completed in February 2020. On March 13, 2020, the Company announced that its board of directors approved a $30.0 million stock repurchase program. Due to the current economic uncertainty stemming from the COVID-19 pandemic, the Company has temporarily suspended any repurchases as of March 23, 2020 and plans to continue to monitor the situation based on business conditions and regard for its financial liquidity needs.

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

101

The following financial information from Citi Trends, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2020, formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of August 1, 2020 and February 1, 2020, (ii) the Condensed Consolidated Statements of Operations for the twenty-six and thirteen week periods ended August 1, 2020 and August 3, 2019, (iii) the Condensed Consolidated Statements of Cash Flows for the twenty-six week periods ended August 1, 2020 and August 3, 2019, and (iv) Notes to the Condensed Consolidated Financial Statements.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

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

Date: September 8, 2020

	By:	/s/ Jason B. Moschner
	Name:	Jason B. Moschner
	Title:	Vice President of Finance