Form 10-Q
period 2020-10-31
Citi Trends Inc
filed 2020-12-08
CIK 1318484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2020

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

As of November 16, 2020 the registrant had 10,138,962 outstanding shares of common stock, $0.01 par value per share.

CITI TRENDS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Citi Trends, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share data)

	October 31,	February 1,
	2020	2020
Assets
Current assets:
Cash and cash equivalents	$96,762	$19,923
Short-term investment securities	—	27,562
Inventory	114,405	138,258
Prepaid and other current assets	17,376	14,278
Income tax receivable	1,198	1,186
Total current assets	229,741	201,207
Property and equipment, net of accumulated depreciation of $275,599 and $262,570 as of October 31, 2020 and February 1, 2020, respectively	63,564	64,985
Operating lease right of use assets	182,338	169,854
Long-term investment securities	—	15,675
Deferred income taxes	5,526	6,669
Other assets	752	755
Total assets	$481,921	$459,145

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$87,757	$79,596
Operating lease liabilities	47,976	42,944
Accrued expenses	16,051	14,755
Accrued compensation	16,445	13,013
Layaway deposits	1,737	554
Total current liabilities	169,966	150,862
Noncurrent operating lease liabilities	148,766	135,316
Other long-term liabilities	2,256	1,923
Total liabilities	320,988	288,101

Stockholders’ equity:
Common stock, $0.01 par value. Authorized 32,000,000 shares; 15,968,849 shares issued as of October 31, 2020 and 15,907,666 shares issued as of February 1, 2020; 10,259,260 shares outstanding as of October 31, 2020 and 10,834,134 shares outstanding as of February 1, 2020	158	157
Paid in capital	94,101	93,180
Retained earnings	191,881	186,772
Treasury stock, at cost; 5,709,589 shares held as of October 31, 2020 and 5,073,532 shares held as of February 1, 2020	(125,207)	(109,065)
Total stockholders’ equity	160,933	171,044

Commitments and contingencies (note 8)
Total liabilities and stockholders’ equity	$481,921	$459,145

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Thirty-Nine Weeks Ended
	October 31,	November 2,
	2020	2019
Net sales	$531,375	$570,912

Cost of sales (exclusive of depreciation)	(327,344)	(357,429)
Selling, general and administrative expenses	(180,929)	(191,975)
Depreciation	(14,582)	(13,741)
Asset impairment	(286)	(472)
Income from operations	8,234	7,295
Interest income	235	1,214
Interest expense	(733)	(117)
Income before income taxes	7,736	8,392
Income tax provision	(1,796)	(1,311)
Net income	$5,940	$7,081

Basic net income per common share	$0.57	$0.60
Diluted net income per common share	$0.57	$0.60

Weighted average number of shares outstanding
Basic	10,420	11,831
Diluted	10,444	11,842

Citi Trends, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Thirteen Weeks Ended
	October 31,	November 2,
	2020	2019
Net sales	$199,100	$183,050

Cost of sales (exclusive of depreciation)	(115,827)	(114,579)
Selling, general and administrative expenses	(69,230)	(65,539)
Depreciation	(4,703)	(4,520)
Income (loss) from operations	9,340	(1,588)
Interest income	4	421
Interest expense	(193)	(39)
Income (loss) before income taxes	9,151	(1,206)
Income tax (provision) benefit	(2,186)	122
Net income (loss)	$6,965	$(1,084)

Basic net income (loss) per common share	$0.67	$(0.09)
Diluted net income (loss) per common share	$0.67	$(0.09)

Weighted average number of shares outstanding
Basic	10,365	11,636
Diluted	10,401	11,636

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Thirty-Nine Weeks Ended
	October 31,	November 2,
	2020	2019
Operating activities:
Net income	$5,940	$7,081
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,582	13,741
Non-cash operating lease costs	36,082	33,920
Asset impairment	286	472
Loss on disposal of property and equipment	22	23
Deferred income taxes	1,143	194
Insurance proceeds related to operating activities	—	1,012
Non-cash stock-based compensation expense	1,502	1,446
Changes in assets and liabilities:
Inventory	23,853	4,079
Prepaid and other current assets	(7,360)	(1,064)
Other assets	3	(12)
Accounts payable	7,653	(1,803)
Accrued expenses and other long-term liabilities	(25,266)	(33,142)
Accrued compensation	3,432	(3,175)
Income tax receivable/payable	(12)	(3,343)
Layaway deposits	1,183	1,682
Net cash provided by operating activities	63,043	21,111
Investing activities:
Sales/redemptions of investment securities	43,759	44,615
Purchases of investment securities	(522)	(33,959)
Purchases of property and equipment	(11,888)	(13,227)
Insurance proceeds related to investing activities	—	573
Net cash provided by (used in) investing activities	31,349	(1,998)
Financing activities:
Borrowings under revolving credit facility	43,700	—
Repayments of revolving credit facility	(43,700)	—
Cash used to settle withholding taxes on the vesting of nonvested restricted stock	(580)	(728)
Dividends paid to stockholders	(831)	(2,850)
Repurchases of common stock	(16,142)	(9,667)
Net cash used in financing activities	(17,553)	(13,245)
Net increase in cash and cash equivalents	76,839	5,868
Cash and cash equivalents:
Beginning of period	19,923	17,863
End of period	$96,762	$23,731

Supplemental disclosures of cash flow information:
Cash paid for interest	$733	$95
Cash payments of income taxes	$665	$4,460
Supplemental disclosures of non-cash investing activities:
Accrual for purchases of property and equipment	$1,400	$873

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Paid in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balances — February 1, 2020	15,907,666	$157	$93,180	$186,772	5,073,532	$(109,065)	$171,044
Vesting of nonvested restricted stock units	—	1	—	—	—	—	1
Issuance of nonvested shares under incentive plan	86,025	—	—	—	—	—	—
Forfeiture of nonvested shares	(8,872)	—	—	—	—	—	—
Stock-based compensation expense	—	—	469	—	—	—	469
Net share settlement of nonvested shares and restricted stock units	(34,487)	—	(479)	—	—	—	(479)
Repurchase of common stock	—	—	—	—	260,254	(6,254)	(6,254)
Dividends paid to stockholders ($0.08 per common share)	—	—	—	(831)	—	—	(831)
Net loss	—	—	—	(20,892)	—	—	(20,892)
Balances — May 2, 2020	15,950,332	$158	$93,170	$165,049	5,333,786	$(115,319)	$143,058
Issuance of nonvested shares under incentive plan	17,808	—	—	—	—	—	—
Stock-based compensation expense	—	—	536	—	—	—	536
Net share settlement of nonvested shares and restricted stock units	(192)	—	(4)	—	—	—	(4)
Net income	—	—	—	19,867	—	—	19,867
Balances — August 1, 2020	15,967,948	$158	$93,702	$184,916	5,333,786	$(115,319)	$163,457
Issuance of nonvested shares under incentive plan	11,047	—	—	—	—	—	—
Forfeiture of nonvested shares by employees and directors	(6,346)	—	—	—	—	—	—
Stock-based compensation expense	—	—	497	—	—	—	497
Net share settlement of nonvested shares and restricted stock units	(3,800)	—	(98)	—	—	—	(98)
Repurchase of common stock	—	—	—	—	375,803	(9,888)	(9,888)
Net income	—	—	—	6,965	—	—	6,965
Balances — October 31, 2020	15,968,849	$158	$94,101	$191,881	5,709,589	$(125,207)	$160,933

	Common Stock		Paid in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balances — February 2, 2019	15,827,713	$157	$91,794	$176,094	3,669,476	$(80,620)	$187,425
Adoption of lease accounting standard	—	—	—	(2,060)	—	—	(2,060)
Vesting of nonvested restricted stock units	—	1	—	—	—	—	1
Issuance of nonvested shares under incentive plan	57,133	—	—	—	—	—	—
Stock-based compensation expense	—	—	706	—	—	—	706
Net share settlement of nonvested shares and restricted stock units	(36,237)	(1)	(712)	—	—	—	(713)
Repurchase of common stock	—	—	—	—	82,312	(1,640)	(1,640)
Dividends paid to stockholders ($0.08 per common share)	—	—	—	(958)	—	—	(958)
Net income	—	—	—	7,788	—	—	7,788
Balances — May 4, 2019	15,848,609	$157	$91,788	$180,864	3,751,788	$(82,260)	$190,549
Issuance of nonvested shares under incentive plan	27,478	—	—	—	—	—	—
Forfeiture of nonvested shares	(19,969)	—	—				—
Stock-based compensation expense	—	—	348	—	—	—	348
Net share settlement of nonvested shares and restricted stock units	(837)	—	(16)	—	—	—	(16)
Repurchase of common stock	—	—	—	—	190,288	(2,904)	(2,904)
Dividends paid to stockholders ($0.08 per common share)	—	—	—	(954)	—	—	(954)
Net income	—	—	—	377	—	—	377
Balances — August 3, 2019	15,855,281	$157	$92,120	$180,287	3,942,076	$(85,164)	$187,400
Issuance of nonvested shares under incentive plan	27,122	—	—	—	—	—	—
Stock-based compensation expense	—	—	392	—	—	—	392
Repurchase of common stock	—	—	—	—	290,213	(5,123)	(5,123)
Dividends paid to stockholders ($0.08 per common share)	—	—	—	(938)	—	—	(938)
Net loss	—	—	—	(1,084)	—	—	(1,084)
Balances — November 2, 2019	15,882,403	$157	$92,512	$178,265	4,232,289	$(90,287)	$180,647

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

October 31, 2020

1. Significant Accounting Policies

Basis of Presentation

Citi Trends, Inc. (collectively referred to herein with its wholly owned subsidiary as the “Company”) is a value-priced retailer of fashion apparel, accessories and home goods for the entire family. As of October 31, 2020, the Company operated 585 stores in 33 states.

The condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim reporting and are unaudited. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The condensed consolidated balance sheet as of February 1, 2020 is derived from the audited financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2020, as amended (the “2019 Form 10-K”). These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the 2019 Form 10-K. Operating results for the thirty-nine weeks ended October 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year as a result of the seasonality of the business and changes in our business, consumer spending patterns, and the macroeconomic environment, including those resulting from the novel coronavirus (“COVID-19”) pandemic.

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

The temporary closure of the Company’s stores has had, and may continue to have, an adverse impact on the Company’s financial condition, results of operations and liquidity. In the first quarter of 2020, the Company took several steps to increase its cash position and preserve financial flexibility in light of uncertainties resulting from the COVID-19 pandemic, including (i) the drawdown of $43.7 million in principal amount under the revolving credit facility on March 20, 2020 and an amendment to the revolving credit facility to extend the term to August 2021; (ii) temporary furloughs of substantially all store and distribution center personnel and a significant portion of the corporate staff, with employee benefits for eligible employees continued through the temporary furloughs; (iii) temporary tiered salary reductions for management level corporate employees and a reduction to the cash portion of non-employee director fees; (iv) extensions of payment terms with vendors and suppliers; and (v) temporarily suspending share repurchases. Other measures taken by the Company to mitigate the impact of the pandemic that began in the first quarter of 2020 and are continuing include negotiating rent concessions with landlords and executing substantial reductions in operating expenses, store occupancy costs, capital expenditures and other costs.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security ("CARES") Act was signed into law. The provisions include technical corrections to tax depreciation methods for qualified improvement property which allow for accelerated depreciation, an employee retention tax credit and the deferral of the employer portion of social security deposits. As of October 31, 2020, the Company had deferred payment of approximately $3.5 million of amounts due for the employer portion of social security tax deposits. The Company expects to defer approximately $1.2 million of additional tax deposits during the remainder of the calendar year as allowed by the CARES Act. The total amounts of deferred payroll taxes will be paid in two equal installments during the fourth calendar quarters of 2021 and 2022. In addition, in the second quarter of 2020, the Company recognized a $1.5 million benefit related to the employee retention credit created under the CARES Act based on qualified wages paid primarily to store and distribution center associates. The retention credit is included in selling, general and administrative expenses on the condensed consolidated statements of operations for the thirty-nine weeks ended October 31, 2020.

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

The dilutive effect of stock-based compensation arrangements is accounted for using the treasury stock method. The Company includes as assumed proceeds the amount of compensation cost attributed to future services and not yet recognized. For the thirty-nine weeks ended October 31, 2020 and November 2, 2019, there were 150,000 and 139,000 shares of nonvested restricted stock, respectively, excluded from the calculation of diluted earnings per share because of antidilution. For the thirteen weeks ended October 31, 2020 and November 2, 2019, there were 134,000 and 147,000 shares of nonvested restricted stock, respectively, excluded from the calculation of diluted earnings per share because of antidilution.

The following table provides a reconciliation of the weighted average number of common shares outstanding used to calculate basic earnings per share to the number of common shares and common stock equivalents outstanding used in calculating diluted earnings per share:

	Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019
Weighted average number of common shares outstanding	10,419,557	11,831,248
Incremental shares from assumed vesting of nonvested restricted stock	24,549	10,497
Weighted average number of common shares and common stock equivalents outstanding	10,444,106	11,841,745

	Thirteen Weeks Ended
	October 31, 2020	November 2, 2019
Weighted average number of common shares outstanding	10,364,842	11,635,707
Incremental shares from assumed vesting of nonvested restricted stock	36,311	—
Weighted average number of common shares and common stock equivalents outstanding	10,401,153	11,635,707

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

	Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019
Operating lease right-of-use asset impairment	$181	$190
Store asset impairment	105	282
Total asset impairment	$286	$472

6. Revolving Credit Facility

On October 27, 2011, the Company entered into a five-year, $50 million credit facility with Bank of America. The facility was amended on August 18, 2015, extending the maturity date to August 18, 2020. The facility was amended again on May 12, 2020, extending the maturity date to August 18, 2021. The amended facility provides a $50 million credit commitment and a $25 million uncommitted “accordion” feature that under certain circumstances could allow the Company to increase the size of the facility to $75 million. The facility is secured by the Company’s inventory, accounts receivable and related assets, but not its real estate, fixtures and equipment, and it contains one financial covenant, a fixed charge coverage ratio, which is applicable and tested only in certain circumstances. The facility has an unused commitment fee of 0.25% and permits the payment of cash dividends subject to certain limitations. Borrowings under the Revolving Credit Facility bear interest (a) for Eurodollar Loans, at a rate equal to LIBOR plus either 2.25% or 2.5%, or (b) for Base Rate Loans, at a rate equal to the highest of (i) the prime rate, (ii) the Federal Funds Rate plus 0.5% or (iii) LIBOR for a period of one month plus 1.0%, plus, in each case either 1.25% or 1.5%, based in any such case on the average daily availability for borrowings under the facility. On March 20, 2020, in response to the COVID-19 pandemic, the Company borrowed $43.7 million on the credit facility to enhance its liquidity position. Such borrowings accrued interest ranging from 1.625% to 3.5%. During the second quarter of 2020, the Company repaid $2.1 million of the outstanding borrowings. On September 11, 2020, the Company repaid the full amount outstanding under the credit facility.

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

For the thirty-nine weeks ended October 31, 2020 and November 2, 2019, the Company utilized the annual effective tax rate method to calculate income taxes.

The effective income tax rate was 23.2% for the thirty-nine weeks ended October 31, 2020, compared to 15.6% for the thirty-nine weeks ended November 2, 2019. The difference in the effective income tax rate was due to lower federal and state tax credits this year.

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

9. Stock Repurchase Program and Cash Dividends

Repurchases of Common Stock

In November 2018, the Company’s board of directors approved a program that authorized the repurchase of up to $25.0 million in shares of the Company’s common stock. During the thirty-nine weeks ended November 2, 2019, the Company repurchased 82,312 shares of its common stock at an aggregate cost of $1.6 million. This repurchase program was completed in October 2019.

In November 2019, the Company’s board of directors approved a new program that authorized the repurchase of up to $25.0 million in shares of the Company’s common stock. During the thirty-nine weeks ended October 31, 2020, the Company repurchased 260,254 shares of its common stock under this program at an aggregate cost of $6.3 million. This repurchase program was completed in February 2020.

On March 13, 2020, the Company’s board of directors approved another new program that authorized the repurchase of up to $30.0 million in shares of the Company’s common stock. On March 23, 2020, due to the economic uncertainty stemming from the COVID-19 pandemic, the Company temporarily suspended any repurchases. On September 14, 2020, the Company announced the reinstatement of this program. During the thirteen weeks ended October 31, 2020, the Company repurchased 375,803 shares of its common stock under this program at an aggregate cost of $9.9 million.

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

In the following table, the Company’s revenue from contracts with customers is disaggregated by major product line. The percentage of net sales related to each classification of its merchandise assortment was approximately:

	Thirty-Nine Weeks Ended		Thirteen Weeks Ended
	October 31,	November 2,	October 31,	November 2,
	2020	2019	2020	2019
Accessories	31%	33%	30%	33%
Ladies'	22%	23%	20%	21%
Children's	22%	22%	24%	24%
Men's	17%	16%	18%	16%
Home	8%	6%	8%	6%

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

Total lease cost is comprised of operating lease costs, short-term lease costs and variable lease costs, which include rent paid as a percentage of sales, common area maintenance, real estate taxes and insurance for the Company’s real estate leases. Lease costs consisted of the following (in thousands):

	Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019
Operating lease cost	$36,918	$36,137
Variable lease cost	6,458	6,164
Short term lease cost	1,172	791
Total lease cost	$44,548	$43,092

In response to the impact of the COVID-19 pandemic on the Company’s operations, the Company suspended certain lease payments under its existing lease agreements. During the suspension of payments, the Company continued to recognize expenses and liabilities for lease obligations and corresponding right-of-use assets on the balance sheet in accordance with the applicable accounting guidance. The Company is engaging in ongoing discussions with landlords regarding the potential restructuring of lease payments and rent concessions. As of October 31, 2020, the Company negotiated contractual rent concessions on certain leases in the form of early renewals, rent deferrals and rent abatements. The Company has elected to account for qualifying COVID-19 related rent concessions as if they were part of the enforceable rights and obligations under the existing lease agreements, as permitted by the updated guidance provided by the FASB in April 2020. As a result of this election, the Company recognized rent abatement credits of approximately $0.8 million and $0.2 million during the thirty-nine and thirteen weeks ended October 31, 2020, respectively.

Future minimum lease payments as of October 31, 2020 are as follows (in thousands):

Fiscal Year	Lease Costs
Remainder of 2020	$12,651
2021	52,070
2022	43,452
2023	35,672
2024	27,363
Thereafter	42,789
Total future minimum lease payments	213,997
Less: imputed interest	(17,255)	(1)
Total present value of lease liabilities	$196,742	(2)

(1)	Calculated using the incremental borrowing rate for each lease.
(2)	Includes short-term and long-term operating leases.

Certain operating leases provide for fixed monthly rents, while others provide for contingent rents computed as a percentage of net sales and others provide for a combination of both fixed monthly rents and contingent rents computed as a percentage of net sales.

Supplemental cash flows and other information related to operating leases are as follows (in thousands, except for weighted average amounts):

	Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019
Cash paid for operating leases	$32,870	$37,379
Right of use assets obtained in exchange for new operating lease liabilities	$50,926	$55,285

Weighted average remaining lease term (years) - operating leases	5.24	4.67
Weighted average discount rate - operating leases	3.16%	3.59%

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

The factors that may result in actual results differing from such forward-looking information include, but are not limited to: the ongoing COVID-19 pandemic and associated containment and remediation efforts; the potential negative impacts of COVID-19 on the global economy and foreign sourcing; the impacts of COVID-19 on the Company’s financial condition, business operation and liquidity, including the re-closure of any of the Company’s retail stores and distribution centers; transportation and distribution delays or interruptions; changes in freight rates; the Company’s ability to negotiate effectively the cost and purchase of merchandise; inventory risks due to shifts in market demand; the Company’s ability to gauge fashion trends and changing consumer preferences; changes in consumer spending on apparel; changes in product mix; interruptions in suppliers’ businesses; a deterioration in general economic conditions, whether caused by acts of war, terrorism, political or social unrest (including any resulting store closures, damage or loss of inventory), or other factors; the results of pending or threatened litigation; temporary changes in demand due to weather patterns; seasonality of the Company’s business; delays associated with building, opening and operating new stores; delays associated with building, opening or expanding new or existing distribution centers; and other factors described in the section titled “Item 1A. Risk Factors” and elsewhere in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2020, as amended, and in Part II, “Item 1A. Risk Factors” and elsewhere in the Company’s Quarterly Reports on Form 10-Q and any amendments thereto and in the other documents the Company files with the SEC, including reports on Form 8-K.

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

Overview

We are a value-priced retailer of fashion apparel, accessories and home goods for the entire family. Our merchandise offerings are designed to appeal to the fashion preferences of value-conscious consumers, particularly African-Americans. We operated 585 stores in both urban and rural markets in 33 states as of October 31, 2020.

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

The temporary closure of our stores has had, and may continue to have, an adverse impact on our financial condition, results of operations and liquidity as described in more detail below. In the first quarter of 2020, we took several steps to increase our cash position and preserve financial flexibility in light of uncertainties resulting from the COVID-19 pandemic, including (i) the drawdown of $43.7 million in principal amount under the revolving credit facility on March 20, 2020 and an amendment to the revolving credit facility to extend the term to August 2021; (ii) temporary furloughs of substantially all store and distribution center personnel and a significant portion of the corporate staff, with employee benefits for eligible employees continued through the temporary furloughs; (iii) temporary tiered salary reductions for management level corporate employees and a reduction to the cash portion of non-employee director fees; (iv) extensions of payment terms with vendors and suppliers; and (v) temporarily suspending share repurchases. Other measures taken by the Company to mitigate the impact of the pandemic that began in the first quarter of 2020 and are continuing include negotiating rent concessions with landlords and executing substantial reductions in operating expenses, store occupancy costs, capital expenditures and other costs.

We have continued to navigate through macro changes in the consumer landscape, including unpredictable and non-traditional back-to-school timing and learning methods and the ongoing uncertainties stemming from the COVID-19 pandemic. We will continue to monitor and evaluate the COVID-19 pandemic and work to respond appropriately to the impacts on our business, including those on our customers, vendors and the communities we serve.

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

Results of Operations

The following discussion of the Company’s financial performance is based on the unaudited condensed consolidated financial statements set forth herein. The nature of the Company’s business is seasonal. Historically, sales in the first and fourth quarters have been higher than sales achieved in the second and third quarters of the fiscal year. Expenses and, to a greater extent, operating income, vary by quarter. Results of a period shorter than a full year may not be indicative of results expected for the entire year, as a result of changes in our business, consumer spending patterns, and the macroeconomic environment, including those resulting from the COVID-19 pandemic. Furthermore, as a result of the closure of our stores due to the COVID-19 pandemic for at least five weeks beginning on March 20, 2020, comparisons of expense ratios and year-over-year trends are not a meaningful way to evaluate our operating results for the thirty-nine weeks ended October 31, 2020.

Key Operating Statistics

We measure performance using key operating statistics. One of the main performance measures we use is comparable store sales growth. We define a comparable store as a store that has been opened for an entire fiscal year. Therefore, a store will not be considered a comparable store until its 13th month of operation at the earliest or until its 24th month at the latest. As an example, stores opened in fiscal 2019 and fiscal 2020 are not considered comparable stores in fiscal 2020. Relocated and expanded stores are included in the comparable store sales results. Stores that are closed permanently or for an extended period are excluded from the comparable store sales results. We also use other operating statistics, most notably average sales per store, to measure our performance. As we typically occupy existing space in established shopping centers rather than sites built specifically for our stores, store square footage (and therefore sales per square foot) varies by store. We focus on overall store sales volume as the critical driver of profitability. In addition to sales, we measure cost of sales as a percentage of sales and store operating expenses, with a particular focus on labor, as a percentage of sales. These results translate into store level contribution, which we use to evaluate overall performance of each individual store. Finally, we monitor corporate expenses against budgeted amounts.

Thirty-Nine Weeks Ended October 31, 2020 and November 2, 2019

Net Sales.  Net sales decreased $39.5 million, or 6.9%, to $531.4 million in the thirty-nine weeks ended October 31, 2020 from $570.9 million in the thirty-nine weeks ended November 2, 2019.  The decrease in sales was due to closing all 574 of our stores as a result of the COVID-19 pandemic from March 20 until April 23, at which point we began to gradually reopen certain stores, with all stores safely reopened as of July 18, 2020. In the first quarter of 2020, net sales decreased $88.9 million, or 43.4%. Prior to the onset of the COVID-19 pandemic, comparable store sales increased 3.1% from the beginning of the first quarter through March 7, 2020. In the second quarter of 2020, net sales increased $33.4 million, or 18.2%, with an increase in comparable store sales of 32.2% for reopened stores from their respective opening dates. In the third quarter of 2020, net sales increased $16.0 million, or 8.8%, as the result of a 6.3% increase in comparable store sales and the opening of 22 stores since the third quarter of last year, partially offset by the impact of closing three stores since the third quarter of last year.

Cost of Sales (exclusive of depreciation).  Cost of sales (exclusive of depreciation) decreased $30.1 million, or 8.4%, to $327.3 million in the thirty-nine weeks ended October 31, 2020 from $357.4 million in the thirty-nine weeks ended November 2, 2019. Cost of sales as a percentage of sales decreased to 61.6% in the thirty-nine weeks of fiscal 2020 from 62.6% in the same period of fiscal 2019 due to an increase of 80 basis points in the core merchandise margin (initial mark-up, net of markdowns), along with an improvement of 20 basis points in shrinkage.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $11.1 million, or 5.8%, to $180.9 million in the thirty-nine weeks ended October 31, 2020 from $192.0 million in the thirty-nine weeks ended November 2, 2019 due primarily to a $10.1 million decrease in payroll expenses as a result of associate furloughs and government credits under the CARES Act, as well as decreases in variable costs related to the temporary closures of our stores and distribution centers. These decreases were partially offset by $1.7 million of incremental supplies costs related to COVID-19 for personal protective equipment and cleaning supplies, as well as the impact on expenses of opening 22 new stores since the third quarter of last year. As a percentage of sales, selling, general and administrative expenses increased to 34.0% in the thirty-nine weeks of fiscal 2020 from 33.6% in the thirty-nine weeks of fiscal 2019.

Depreciation. Depreciation expense increased $0.9 million, or 6.1%, to $14.6 million in the thirty-nine weeks of fiscal 2020 from $13.7 million in the thirty-nine weeks of fiscal 2019.

Asset Impairment. Impairment charges related to an underperforming store totaled $0.3 million in the thirty-nine weeks of fiscal 2020, comprised of $0.2 million for an operating lease right-of-use asset and $0.1 million for leasehold improvements and fixtures and equipment. In the thirty-nine weeks of fiscal 2019, impairment charges related to underperforming stores totaled $0.5 million, comprised of $0.3 million for leasehold improvements and fixtures and equipment, and $0.2 million for an operating lease right-of-use asset.

Income Tax Expense.  Income tax expense increased $0.5 million to $1.8 million in the thirty-nine weeks of fiscal 2020 compared to $1.3 million in the thirty-nine weeks of fiscal 2019 due to lower federal and state tax credits this year.

Net Income.  Net income decreased $1.2 million, or 16.1%, to $5.9 million in the thirty-nine weeks of fiscal 2020 from $7.1 million in the thirty-nine weeks of fiscal 2019 due to the factors discussed above.

Thirteen Weeks Ended October 31, 2020 and November 2, 2019

Net Sales. Net sales increased $16.0 million, or 8.8%, to $199.1 million in the third quarter of 2020 from $183.1 million in the third quarter of 2019. The increase in sales was due to a 6.3% increase in comparable store sales and the opening of 22 new stores since the third quarter of last year, partially offset by the impact of closing three stores since the third quarter of last year. The increase in comparable store sales was reflected in an increase of 21% in the average ticket size, partially offset by a decrease of 12% in customer transactions. Comparable store sales changes by major merchandise class were as follows: Home +22%; Men’s +20%; Ladies’ +5%; Children’s +5%; and Accessories +1%.

Cost of sales (exclusive of depreciation).  Cost of sales (exclusive of depreciation) increased $1.2 million, or 1.1%, to $115.8 million in the third quarter of 2020 from $114.6 million in the third quarter of 2019. Cost of sales as a percentage of sales decreased to 58.2% in the third quarter of 2020 from 62.6% in the third quarter of last year due to an increase of 390 basis points in the core merchandise margin (initial mark-up, net of markdowns), along with an improvement of 30 basis points in shrinkage and an improvement of 20 basis points in freight costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $3.7 million, or 5.6%, to $69.2 million in the third quarter of 2020 from $65.5 million in last year’s third quarter. The increase was due primarily to a $2.8 million increase in incentive compensation resulting from favorable third quarter operating results in relation to budget, incremental supply costs of $0.5 million related to COVID-19 for personal protective equipment and cleaning supplies, and the impact on expenses of opening 22 new stores since the third quarter of last year. These increases were partially offset by a decrease of $1.1 million in professional fees due primarily to higher costs incurred in the third quarter of last year associated with our CEO transition and changes to the Company’s board of directors. As a percentage of sales, selling, general and administrative expenses decreased to 34.8% in the third quarter of 2020 from 35.8% in the third quarter of 2019.

Depreciation. Depreciation expense increased $0.2 million, or 4.0%, to $4.7 million in the third quarter of 2020 from $4.5 million in the third quarter of 2019.

Income Tax Expense/Benefit.  Income tax expense was $2.2 million in the third quarter of 2020 compared to income tax benefit of $0.1 million in the third quarter of 2019, as a result of pretax income in the third quarter of this year compared to a pretax loss in the third quarter of last year.

Net Income/Loss.  Net income was $7.0 million in the third quarter of 2020 compared to a net loss of $1.1 million in the third quarter of 2019 due to the factors discussed above.

Liquidity and Capital Resources

Our principal sources of liquidity consist of: (i) cash and cash equivalents (which equaled $96.8 million as of October 31, 2020); (ii) short-term trade credit; (iii) cash generated from operations on an ongoing basis as we sell our merchandise inventory; and (iv) a revolving credit facility with a $50.0 million credit commitment (with no borrowings as of October 31, 2020). Trade credit represents a significant source of financing for inventory purchases and arises from customary payment terms and trade practices with our vendors.

Cash Flows From Operating Activities. Net cash provided by operating activities was $63.0 million in the thirty-nine weeks ended October 31, 2020 compared to $21.1 million in the thirty-nine weeks ended November 2, 2019. Sources of cash in the thirty-nine weeks of 2020 included net income adjusted for non-cash expenses such as depreciation, non-cash operating lease costs, asset impairment, loss on disposal of property and equipment, deferred income taxes and stock-based compensation expense, totaling $59.6 million (compared to $57.9 million in the thirty-nine weeks of 2019). Other significant sources of cash in the thirty-nine weeks of 2020 included (1) a $23.9 million decrease in inventory (compared to a $4.1 million decrease in the thirty-nine weeks of 2019) due to efforts to improve inventory turns and maintain as much inventory liquidity as possible in order to take advantage of opportunistic deals and trend changes; (2) a $7.7 million increase in accounts payable (compared to a $1.8 million decrease in the thirty-nine weeks of 2019) due to a high volume of merchandise receipts during the final two months of the third quarter of 2020, with nearly all of such purchases still in accounts payable at the end of the quarter; and (3) a $3.4 million increase in accrued compensation (compared to a $3.2 million decrease in the first thirty-nine weeks of 2019) due to an increase in incentive compensation resulting from favorable third quarter operating results in relation to budget, combined with an increase in deferred payroll taxes under the CARES Act.

Significant uses of cash from operating activities in the thirty-nine weeks of 2020 were (1) a $25.3 million decrease in accrued expenses and other long-term liabilities (compared to a $33.1 million decrease in the thirty-nine weeks of 2019) due primarily to payments of operating lease liabilities; and (2) a $7.4 million increase in prepaid and other current assets (compared to a $1.1 million increase in the thirty-nine weeks of 2019) due to an employee retention credit receivable under the CARES Act, combined with increases in receivables for tenant improvement dollars and charge card receivables.

Cash Flows From Investing Activities. Cash provided by investing activities was $31.3 million in the thirty-nine weeks of 2020 compared to cash used of $2.0 million in the thirty-nine weeks of 2019. Sales and redemptions of investment securities, net of purchases, provided cash of $43.3 million and $10.7 million in the thirty-nine weeks of 2020 and 2019, respectively. Cash used for purchases of property and equipment totaled $11.9 million and $13.2 million in the thirty-nine weeks of 2020 and 2019, respectively.

Cash Flows From Financing Activities. Cash used in financing activities was $17.6 million in the thirty-nine weeks of 2020 compared to cash used of $13.2 million in the thirty-nine weeks of 2019. Cash used for repurchases of common stock and dividends paid to shareholders totaled $16.9 million in the thirty-nine weeks of 2020 compared to $12.6 million in the same period of 2019.

Cash Requirements

Our cash requirements are primarily for working capital and capital expenditures for stores, distribution infrastructure and information systems. We also use cash to repurchase stock under our stock repurchase program. Historically, we have met these cash requirements using cash flow from operations and short-term trade credit. As part of the actions we have taken to increase our cash position and preserve financial flexibility in light of uncertainties resulting from the COVID-19 pandemic, as described above in “COVID-19 Pandemic,” on March 20, 2020, we drew down $43.7 million on our revolving credit facility. During the second quarter of 2020, we repaid $2.1 million of the borrowings. On September 11, 2020, we repaid the full amount outstanding under the credit facility. In addition, we reduced our operating expenses and adjusted capital expenditure plans and inventory receipts, as appropriate. The Company previously announced a share repurchase program on March 13, 2020. On March 23, 2020, due to the economic uncertainty stemming from the COVID-19 pandemic, we suspended any repurchases and dividend payments. On September 14, 2020, we announced the reinstatement of the share repurchase program. During the third quarter of 2020, we repurchased shares of our common stock at an aggregate cost of $9.9 million.

Based on our current expectations regarding the impact of COVID-19, we expect to be able to meet future cash requirements for at least the next 12 months with cash flow from operations, short-term trade credit, existing balances of cash and cash equivalents, and borrowings under our revolving credit facility. We intend to carefully monitor and manage our cash position in light of ongoing conditions and results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risk during the thirty-nine weeks ended October 31, 2020 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended February 1, 2020, as amended.

Item 4. Controls and Procedures.

We have carried out an evaluation under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2020 pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based on that evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information has been accumulated and communicated to our management, including the officers who certify our financial reports, as appropriate, to allow timely decisions regarding the required disclosures.

Our disclosure controls and procedures are designed to provide reasonable assurance that the controls and procedures will meet their objectives. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended October 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Beginning in the first quarter and continuing into the third quarter of 2020, there has been a widespread global impact from the COVID-19 pandemic, and our business has been, and will continue to be, impacted by the pandemic and any resulting economic consequences. In response to COVID-19, the Company temporarily closed all of its retail stores and distribution centers as of March 20, 2020 and temporarily closed its corporate and buying offices with associates working remotely where possible. As of July 18, 2020, the Company safely reopened all of its stores and distribution centers while following all applicable state and local health protocols, including providing personal protective equipment to employees and implementing social distancing practices as required.

The temporary closure of all of our retail stores and distribution centers and other factors resulting from the pandemic have had an adverse impact on our financial condition, results of operations and liquidity in fiscal 2020. While the ultimate global and economic impact of the COVID-19 pandemic remains highly uncertain, we expect that it could continue to have an adverse impact on our results of operations and liquidity; the operations of our suppliers, vendors and customers; and on our employees as a result of quarantines, the re-closure of any or all of our stores and distribution centers, and travel and other restrictions for at least the remainder of 2020. The extent to which COVID-19 will impact our business operations, consolidated financial results and liquidity will depend on future developments which are highly uncertain and cannot be predicted, including the duration and scope of the pandemic (including the resurgence of COVID-19 cases); our ability to adjust our business strategies to mitigate the impact of the pandemic; the re-closure of any or all of our retail stores or distribution centers; the negative impact the pandemic has on global and regional economies and economic activity, including the duration and magnitude of its impact on unemployment rates and consumer discretionary spending; changes in consumer shopping patterns and the impact on traditionally strong sales periods, including Christmas and other holidays; the ability of our suppliers, vendors and customers to successfully address the impacts of the pandemic; actions taken by governments, businesses and individuals in response to the pandemic; and how quickly economies recover after the COVID-19 pandemic subsides. As a result of the current level of uncertainty over the economic and operational impacts stemming from the COVID-19 pandemic, the impact on our business cannot be reasonably estimated at this time.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Information on Share Repurchases

On March 13, 2020, the Company announced that its board of directors approved a $30.0 million stock repurchase program. On March 23, 2020, due to the economic uncertainty stemming from the COVID-19 pandemic, the Company temporarily suspended any repurchases. On September 14, 2020, the Company announced the reinstatement of this program. During the thirteen weeks ended October 31, 2020, the Company repurchased 375,803 shares of its common stock under this program at an aggregate cost of $9.9 million.

The number of shares of common stock repurchased by the Company during the third quarter of fiscal 2020 and the average price paid per share are as follows:

				Maximum number (or
			Total number of shares	approximate dollar value)
			purchased as part of	of shares that may yet be
	Total number of	Average price paid	publicly announced	purchased under the plans
Period	shares purchased	per share (1)	plans or programs (2)	or programs (2)
August (8/2/20 - 8/29/20)	—	$—	—	$30,000,000
September (8/30/20 - 10/3/20)	149,831	$24.60	149,831	$26,317,994
October (10/4/20 - 10/31/20)	225,972	$27.44	225,972	$20,123,067
Total	375,803		375,803

(1)	Includes commissions for the shares repurchased under the stock repurchase program
(2)	On March 13, 2020, the Company announced that its board of directors approved a $30.0 million stock repurchase program that does not have an expiration date

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2018).

10.1

Employment Non-Compete, Non-Solicit and Confidentiality Agreement, dated as of October 26, 2020, between Citi Trends, Inc. and Pamela J. Edwards (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 28, 2020).

10.2

Severance Agreement, dated as of October 26, 2020, between Citi Trends, Inc. and Pamela J. Edwards (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 28, 2020).

31.1	Certification of David M. Makuen, Principal Executive Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Jason B. Moschner, Principal Financial Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.* †

101	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.*

104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.*

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

Date: December 8, 2020

	By:	/s/ Jason B. Moschner
	Name:	Jason B. Moschner
	Title:	Vice President of Finance