Form 10-K
period 2021-01-30
Citi Trends Inc
filed 2021-04-14
CIK 1318484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 30, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial account standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $169,044,315 as of August 1, 2020.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: Common Stock, par value $.01 per share, 9,418,042 shares outstanding as of April 5, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information from the registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year covered by this Annual Report on Form 10-K, with respect to the Annual Meeting of Stockholders to be held on June 2, 2021.

FORM 10-K REPORT INDEX

PART I

Some statements in, or incorporated by reference into, this Annual Report on Form 10-K (this “Report”) of Citi Trends, Inc. (“we,” “us,” or the “Company”) may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than historical facts contained in this Report, including statements regarding our future financial position, business policy and plans, objectives and expectations of management for future operations and capital allocation expectations, are forward-looking statements. The words “believe,” “anticipate,” “project,” “plan,” “expect,” “estimate,” “objective,” “forecast,” “goal,” “intend,” “could,” “will likely result,” or “will continue” and similar expressions, as they relate to us, are intended to identify forward-looking statements, although not all forward-looking statements contain such language. We have based these forward-looking statements largely on our current expectations and projections about future events, including, among other things: the ongoing COVID-19 pandemic and associated containment and remediation efforts; the potential negative impacts of COVID-19 on the global economy and foreign sourcing; the impacts of COVID-19 on the Company’s financial condition, business operation and liquidity, including the re-closure of any of the Company’s retail stores and distribution centers; transportation and distribution delays or interruptions; changes in freight rates; the Company’s ability to negotiate effectively the cost and purchase of merchandise; inventory risks due to shifts in market demand; the Company’s ability to gauge fashion trends and changing consumer preferences; changes in consumer spending patterns; the duration and extent of economic stimulus; changes in product mix; interruptions in suppliers’ businesses; a deterioration in general economic conditions, whether caused by acts of war, terrorism, political or social unrest (including any resulting store closures, damage or loss of inventory), or other factors; the results of pending or threatened litigation; temporary changes in demand due to weather patterns; seasonality of the Company’s business; delays associated with building, opening and operating new stores; delays associated with building, and opening or expanding new or existing distribution centers.

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

Information is provided herein with respect to our operations related to our fiscal years ended on January 30, 2021 (“fiscal 2020”), February 1, 2020 (“fiscal 2019”) and February 2, 2019 (“fiscal 2018”).

ITEM 1.BUSINESS

Overview and History

We are a growing specialty value retailer of apparel, accessories and home trends primarily for African American and Latinx families. Our high-quality and trend-right merchandise offerings at everyday low prices are designed to appeal to the fashion and trend preferences of value-conscious customers. Based on the strength of our brand and experienced leadership team, we believe we have fostered deep customer loyalty and high shopping frequency in the underserved communities in which we operate. Our stores are located at the crossroads of low to moderate income households and serve as a “one-stop-shop” for the entire family. Our stores average approximately 11,000 square feet of selling space and are typically located in outdoor community shopping centers across a variety of urban, suburban and rural markets. As of January 30, 2021, we operated 585 stores in 33 states. Our team is focused on delivering a memorable store experience anchored in value, and we currently maintain an informational website at www.cititrends.com that assists customers in finding stores and seeing the latest trends available in our stores.

Our predecessor, Allied Department Stores, was founded in 1946 and grew into a chain of family apparel stores operating in the Southeast. In 1999, the Company, then consisting of 85 stores, was acquired by a private equity firm. Following this acquisition, management rebranded the stores to “Citi Trends” and implemented several strategies to focus on offering curated assortments for our target customers and improve our operating and financial performance. After the successful implementation of these strategies and the growth of our chain from 85 stores to 212 stores, we completed an initial public offering of our common stock on May 18, 2005. Since our initial public offering, we have grown our chain 175% to 585 stores as of January 30, 2021. We opened 18 new stores in fiscal 2020 (and closed 4 stores) and we plan to open at least 30 new stores in fiscal 2021. We believe we have opportunity to grow our store base to 1,000 stores over time.

We are a Delaware corporation, and our executive offices are located at 104 Coleman Boulevard, Savannah, Georgia 31408 and our telephone number is (912) 236-1561. Our Internet address is www.cititrends.com. The reference to our web site address in this Report does not constitute the incorporation by reference of the information contained at the web site into this Report. We make available, free of charge through publication on our web site, copies of our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we have filed such materials with, or furnished such materials to, the SEC. In addition, you may read and print any materials we file with the SEC on the SEC’s web site at www.sec.gov.

Competitive Strengths and Strategies

Our goal is to be the leading specialty value retailer of apparel, accessories and home trends for African American and Latinx families with an average annual household income of approximately $40,000. We strive to provide our customers with a place to shop that is fashionable, fresh, friendly, fair and fun. We believe the following business strengths differentiate us from our competitors and are important to our success:

Focus on Fashion and Trend Mix. We focus our merchandise on being fashionable and trend-right to appeal to our core customers. We do not attempt to dictate trends, but rather, we devote considerable effort to identifying emerging trends and ensuring that our wide assortment of apparel and non-apparel merchandise is curated to appeal to the preferences of our target customers. Our buying staff tests new emerging trends before reordering and actively manages the mix of basic, fashion, trend and branded products in our stores to keep the offering fresh and current.

Superior Value Proposition. We seek to offer top quality, fashionable merchandise for way less spend. We believe our value proposition provides important access to trends that would otherwise be out of reach for the lower income customers we serve. We do not employ high-low pricing strategies; instead, our everyday low price points offer superior value, allowing our customers to purchase multiple items per visit. Our advertising expenses are low as we do not rely on promotion-driven sales and instead seek to build our reputation through word-of-mouth awareness of our value in the communities we serve.

One-Stop-Shop for the Entire Family. We merchandise our stores to create a specialty store environment that serves as a destination that meets the apparel and non-apparel needs of the entire family. Every store offers a wide variety of always-changing products for men and women of all sizes and children from newborn to size 20. Our stores include a wide assortment of sportswear, dresses, outerwear, footwear, intimate apparel and sleepwear, jewelry, handbags, beauty products, home goods, tech accessories, health and beauty aids, candy, fitness products, team sports products, toys and books. We believe that our small footprint stores, combined with a specialty store experience, friendly customer service where we often know the customer’s name and breadth of merchandise, distinguishes our stores from many competitors and creates an exciting and welcoming environment that encourages repeat visits from the local community.

Strong and Flexible Sourcing Relationships. We maintain strong sourcing relationships with a large group of suppliers. Our buying team located in New York City plans, develops and creates curated assortments by purchasing goods developed specifically with our customers in mind and opportunistically available excess inventory from reliable and trustworthy vendors, with the majority of our merchandise purchased for the current season and a lesser quantity held for sale in future seasons. To foster vendor relationships, we pay vendors promptly and do not ask for typical retail concessions, such as promotional and markdown allowances.

Dynamic Experience in a Friendly and Fun Environment. We seek to provide a fashion-focused shopping environment that is similar to a specialty apparel retailer, rather than a typical discount or big box retailer. Products are prominently displayed by style, rather than by size, on four-sided fixtures featuring multiple sizes, styles and suggested outfits. Non-apparel products are displayed on fixtures that highlight prints, patterns and themes of trend-right categories. Our stores are easy to navigate, carpeted, well-lit and feature upbeat and trend-right overhead music appropriate for our target customers. Our stores are neat, orderly and clean, offering a friendly and fun environment.

Friendly and Helpful Store Associates. Our store associates are trained to provide friendly and helpful customer service to deliver a positive shopping experience. Many of our store associates live in the neighborhoods where our stores are located and frequently shop our stores themselves. Approximately 80% of our associates identify as African American or Latinx, and we have always led with a diverse and inclusive workplace. As a result, our store associates cultivate a unique culture at our stores that creates a high level of connectivity with our customers. We strive to make our stores a destination where everyone is welcome, and our store associates foster that vision every day through enriched customer engagement.

Cost-Effective Store Locations and New Store Economics. We locate our stores in high-traffic outdoor community shopping centers that are convenient to low and moderate income neighborhoods. We generally utilize previously occupied store sites which enables us to obtain attractive rents. At the same time, from an investment perspective, we seek to design stores that are inviting and easy to shop, while limiting startup and fixturing costs. Our store growth is supported by our new store economics, which we believe to be compelling. Our new store model assumes a store size of approximately 11,000 square feet that achieves sales of approximately $1.4 million in the first full year of operations and an initial cash investment of approximately $0.4 million comprised of store build-out costs (net of tenant allowances), inventory (net of accounts payable) and cash pre-opening expenses. Our new store model presents an attractive average payback period of two years on our initial investment.

Highly Talented and Motivated Leadership Team. Our senior management team, led by David Makuen, our Chief Executive Officer, has extensive value retail experience across a broad range of disciplines, including merchandising, real estate, finance, store operations, supply chain management and information technology. Our management team plans and drives our growth strategy, which is based on our constant focus on providing trend-driven merchandise anchored in value to the lower income, underserved African American and Latinx populations. We believe our management team is integral to our success and positions us well for long-term growth.

Growth Strategy

We believe that Citi Trends is in a unique position for growth. We have a loyal customer base, a long runway for store growth and a motivated leadership team, supported by a healthy balance sheet. We have identified four strategic areas of focus that we believe will accelerate our sales and earnings growth over the next few years. These areas of focus are:

Growing Our Fleet. We believe that we have the potential to grow to 1,000 stores as a result of a third-party study conducted in 2020. This represents a potential 70% increase in the size of our current fleet and will give us the opportunity to build stores in geographies for the following population segments: African American-centric geographies, Melting Pot geographies (containing a mix of African Americans and Latinx families), and Latinx-centric geographies.

Optimizing the Product Mix. We believe that our unique ability to curate assortments for our target customers further differentiates our model. Through a combination of directly sourced products and highly recognized brands grounded in everyday value, we are known for delivering constant newness and freshness, causing a high repeat shopping rate. We practice rigorous inventory management, prioritizing choice and breadth over depth, improving our speed to market and driving faster turns. Continued expansion of non-apparel categories and investments in systems and automation will further optimize our product mix.

Investing in Our Infrastructure. We believe that we have an opportunity to make strategic investments in our business that will improve our capabilities to “buy,” “move” and “sell” our assortments to effectively engage current and new customers.

●	“Buy” is everything associated with buying, planning and allocating the assortments that we offer to our customers. We plan to invest in systems and data to enhance our teams’ roles and how they operate.

●	“Move” translates to our supply chain and how we move goods from the time an order is placed through getting it to the selling floor. Investments in this area include upgrades to our distribution centers and system enhancements in order to increase speed and productivity.

●	“Sell” relates to operations at our retail stores. Our investments in this area include expanding and enhancing the chain and implementing important tools such as a new point-of-sale system and workflow apps to improve store productivity.

Making a Difference. Our team is committed to making a difference in the African American and Latinx communities that we serve. We will start the journey towards being more sustainable as a company, towards taking diversity and inclusion to the next level, and ensuring that we operate with the highest of ethics. See “Community Involvement” under “Human Capital Management” below for more information on our initiatives to make a difference.

We strongly believe that our growth strategy centered around these four areas will accelerate our sales and earnings growth.

Product and Value

Our merchandising strategy is to offer fresh and fashionable apparel, accessories and home trends for way less spend for value-conscious families. We seek to maintain a diverse assortment of in-season merchandise that appeals to the specific tastes and preferences of our core customers. Our assortment is comprised of privately-developed and nationally-recognized brands.

Our merchandise is represented by six distinct “Citis” within the store:

●	Ladies: a wide selection of apparel for juniors and women (plus size), including fashion sportswear, outerwear, sleepwear, lingerie and scrubs.
●	Mens: a wide selection of apparel for men and big men, including fashion sportswear and outerwear.
●	Kids: fashion clothing for boys and girls up to size 20 and sizes for newborns, infants and toddlers, as well as kids uniforms and kids accessories.
●	Accessories and Beauty: fashionable handbags, luggage, hats, belts, sunglasses, jewelry and watches for men and women, as well as basic undergarments for the entire family and expansive beauty and fragrance offerings for women and men.
●	Home and Lifestyle: home goods for the bedroom, bathroom, kitchen and decorative accessories, plus an eclectic composition of wants and needs such as books, food, tech products, team sports products, toys, health and beauty products and seasonal items.
●	Footwear: casual and dress footwear in sizes for mens, ladies and kids.

The following table provides the percentage of net sales for each Citi within the store:

	Fiscal Year
Citis	2020	2019	2018
Ladies	26%	26%	27%
Kids	23%	23%	24%
Mens	18%	16%	17%
Accessories & Beauty	16%	17%	15%
Home & Lifestyle	9%	7%	7%
Footwear	8%	11%	10%

Our goal is to deliver outstanding value every day. We do this by offering access to fashion and trends at affordable prices that are desirable for low to moderate income customers. As a normal course, we do not engage in promotional activity such as high-low pricing, coupons or sales other than our regularly scheduled markdowns. The flexibility of our model allows our pricing structure to fluctuate in response to marketplace changes while maintaining our merchandise margins. Both branded and non-branded offerings validate our fashion and value to our customers.

Sourcing and Allocation

We believe that our flexible, value-conscious business model and ever-changing assortment that results from our fresh flow of inventory differentiates us from traditional retailers. We source our merchandise from thousands of domestic manufacturers and importers. Our merchandising division consists of a buying team and a planning and allocation team.

Our buyers have extensive experience and have developed long-standing relationships with many of our vendors. The buying office is located in New York City, and the team travels regularly to the major United States markets, visiting major manufacturers and attending national and regional trade shows.

Our buying team sources goods in a couple of ways. First, we source a curated compilation of the latest trends and fashion from a constantly growing base of vendors that manufacture products for Citi Trends’ core customers. Our buyers collaborate with these vendors to design products that are of high aesthetic value and appealing to our customers. Second, we maintain strong relationships with nationally recognized brands that we partner with to buy and customize products that are geared in size, color and style to our core customers. The majority of our merchandise is first-quality and purchased in season. High-quality excess inventory is purchased at advantageous pricing with the intent to sell later in the same season or the following season. This allows us to deliver exciting value on select highly desirable goods. Beginning in fiscal 2021, we launched an initiative to increase the penetration of Black and Brown-owned brands in our merchandise assortment. This initiative will further enable us to support many entrepreneurs that we believe will deepen our connection with our target customers.

We allocate merchandise across our stores according to fact-based plans that are created by our planning and allocation teams. Our staff utilizes a centralized management system to monitor merchandise purchasing, planning and allocation in order to maximize inventory turnover, identify and respond to changing product demands and determine the timing of markdowns to our merchandise. A store-level planning system assists our team in their efforts to allocate merchandise to individual stores based on sales performance and planned inventory levels. The buyers also regularly review the age and performance of the merchandise and manage both the reordering and clearance processes.

Store Operations

Our stores are located in the heart of the vibrant lower income communities we serve. We hire a diverse staff of women and men from the local area surrounding our stores. As of January 31, 2021, nearly 80% of our store associates are African American or Latinx, and more than 90% of our store management positions are filled by women. We cater to entire families and offer a one-stop shopping experience that meets the vital needs of these underserved communities. We welcome everyone with “Hi, welcome to Citi Trends” and we develop a longstanding rapport with many of our customers, many of whom we know by name. Every Citi Trends store presents a specialty store environment with a wide array of offerings.

The average selling space of our 585 stores is approximately 11,000 square feet, which allows us the space and flexibility to organize our six “Citis” of business in exciting and appealing ways. The unobstructed floor plan allows the customer to see almost all of the different product areas from the store entrance and provides us the flexibility to easily expand and contract departments in response to customer demand, seasonality and merchandise availability. Nearly all of our inventory is displayed on the selling floor. Our mission is to curate highly appealing products at value prices for our core customers. We provide them a place to shop that is fashionable, friendly, fresh, fair and fun. A critical component of our success is to maintain an environment that is neat, clean and organized, where everyone is welcome.

The typical store is staffed with a Store Manager, two or three Assistant Managers and seven to eight part-time Sales Associates, all of whom rotate work days on a shift basis. Our employees are critical to achieving our goals, and we strive to hire employees from the local community with high energy levels and motivation. We have well-established store operating policies and procedures and an extensive 30-day in-store training program for new store managers and assistant managers. Sales associates also participate in a 14-day customer service and store procedures training program, which is designed to enable them to assist customers in a friendly and helpful manner.

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

Our unique focus on underserved African American and Latinx families offers us the opportunity to pinpoint highly targeted and highly visible store locations. Cost-effective store locations are an important part of our store profitability model. Accordingly, we look for locations in outdoor community shopping centers that offer attractive rents and meet our demographic and economic criteria. We have a dedicated real estate management team responsible for new store site selection and we employ rigorous analysis that is used during real estate committee meetings to approve final store selection decisions. In selecting a location, we target urban, suburban and rural markets and our strategy includes both further densification of existing markets and entering new markets over time. In addition, we require convenient site accessibility, as well as strong co-tenants, such as grocery stores, dollar stores, beauty stores and other value stores. We aim to be an integral part of our customers’ community by providing a compelling shopping destination and career opportunities. After completing a study in fiscal 2020 with a third-party provider, we believe we can grow our fleet to 1,000 stores over time.

Advertising and Marketing

Our marketing goals are to build the Citi Trends brand, promote customers’ association of the Citi Trends brand with value, quality, fashion and everyday low prices, and drive traffic into our stores. We generally focus our advertising efforts utilizing emails, social media and influencer marketing. We use our social media channels to highlight our brand and engage our customers with compelling digital content on a regular basis. We also maintain an informational website at www.cititrends.com which showcases our latest in-store products and provides information about our business, including a store locator.

Distribution

All merchandise sold in our stores is shipped directly from our company-owned distribution centers in Darlington, South Carolina and Roland, Oklahoma, utilizing third-party delivery partners. Our stores receive multiple shipments of merchandise each week from our distribution centers. In addition, we initiated a drop-shipment program in fiscal 2020 that enables us to expedite the delivery of select merchandise to our stores by shipping directly from our vendors.

The Darlington distribution center has 550,000 square feet of space, while the Roland distribution center has 565,000 square feet of space. The distribution center value-added services include, but are not limited to, receiving, price ticketing, packing and shipping specific store-allocated quantities. We continue to evaluate distribution, transportation and supply chain alternatives to accelerate the movement of merchandise from our vendor origin points to our stores as optimally as possible.

Information Technology and Systems

We have information systems in place to support our core business functions, using a combination of industry-standard third party products and internally developed applications. These systems support purchase order management, price and markdown management, merchandise planning and allocation, general ledger, accounts payable, sales audit, loss prevention, store operations and supply chain functions.

We have developed and are executing on our strategic roadmap to upgrade our information systems. In 2020, we delivered a new cloud-based merchandise planning and forecasting solution to streamline processes, increase accuracy and leverage alternative modeling techniques. In addition, we are in the process of implementing a cloud-based business intelligence platform to provide robust analytical capabilities across our enterprise and extend visibility to granular levels of the business. We are currently engaged in a point-of-sale replacement project that includes new hardware, software and payment systems for our stores. The project will be completed in mid-2021 and is expected to improve our store operational processes, increase transactional efficiencies and provide enhanced visibility to the business. We will continue to execute on our roadmap in 2021 with increased focus on improving our supply chain and merchandising systems while further leveraging data and analytics.

Competition

The markets we serve are highly competitive. We compete with a broad range of retailers including national chains, mass merchants, discount stores and specialty stores with both physical locations and online stores. The principal measures of competition in the retail business are fashion, assortment, pricing and presentation. We believe we have a competitive advantage in our offering of fashion and trends at everyday low prices, and our strategy of focusing on African American and Latinx customers puts Citi Trends in a unique competitive position. We also believe we offer a more inviting store format than the traditional retailers, including our size and layout of merchandise, use of carpeted floors and colorful signage, and fixtures that are easy to shop. Our competitors do not focus on trend apparel and, within their apparel offering, lack the specialized focus on fashionable mix that appeals to our core customers. As a result, we believe there is significant demand for a specialty value retailer that addresses the market of low and moderate income customers generally and, particularly, African American, Latinx and other customers who seek extreme value for fashion apparel, accessories and home goods. See Item 1A. Risk Factors in this Report for additional information regarding competition in our markets.

Intellectual Property

We regard our trademarks and service marks as having significant value and as being important to our marketing efforts. We have registered “Citi Trends” as a trademark with the U.S. Patent and Trademark Office on the Principal Register for retail department store services. We have also registered the following trademarks with the U.S. Patent and Trademark Office on the Principal Register for various apparel brands: “Citi Steps,” “Citi Trends Fashion for Less,” “Lil Ms Hollywood,” “Red Ape,” and “Vintage Harlem.” Our policy is to pursue registration of our marks and to oppose vigorously infringement of our marks.

Human Capital Management

The success of Citi Trends is directly attributable to our people and their passion to achieve our performance goals. We recognize the importance of attracting and retaining top talent in our workforce that reflects the communities we serve. We strive to make Citi Trends a diverse, inclusive and safe workplace, with opportunities for our employees to grow and develop in their careers, supported by competitive compensation, benefits and health and wellness programs, and by programs that build connections between our employees and their communities.

As of January 30, 2021, we had approximately 3,000 full-time and approximately 2,200 part-time employees. Of these employees, approximately 4,300 are employed in our stores and the remainder are employed in our distribution centers, buying offices and corporate office. We are not a party to any collective bargaining agreements, and none of our employees are represented by a labor union.

Diversity and Inclusion. We believe that a diverse and inclusive team is critical to our success. We strive to foster an intentionally inclusive, diverse and productive working environment where our employees are valued and respected. We continue to focus on attracting, developing and retaining team members that reflect the diverse communities we serve. As of January 31, 2021, nearly 80% of our employees are African American or Latinx and 83% of our employees are female.

Citi Trends embraces diversity and is committed to continued improvements throughout the Company. The Compensation Committee of the Board provides oversight of the Company’s diversity and inclusion programs and key metrics associated with the programs. Additionally, the newly formed Corporate Social Responsibility Committee of the Board will assist in developing processes to achieve the Company’s diversity objectives.

Health, Safety and Wellness.  The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health, safety and wellness of our employees. In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees as well as the communities in which we operate. On March 20, 2020, the Company temporarily closed all of its retail store locations and distribution centers. Beginning April 24, 2020, the Company started to reopen stores in select states in accordance with state and local government guidelines and implemented additional safety measures for employees and customers. As of July 18, 2020, the Company safely reopened all of its stores and distribution centers. As of the end of fiscal 2020, many of the employees at the Company’s corporate and buying offices continue to work from home.

Compensation and Benefits. We provide competitive compensation and comprehensive benefits programs to help meet the needs of our employees. In addition to salaries, these programs (which vary by position) include annual bonuses, stock awards, a 401(k) match, healthcare and insurance benefits, paid time off and personal/family leave.

Training and Development. Our employees are critical to achieving our goals, and we strive to hire employees with high energy levels and motivation. We have well-established store operating policies and procedures and an extensive 30-day in-store training program for new store managers and assistant managers. Sales associates also participate in a 14-day customer service and store procedures training program, which is designed to enable them to assist customers in a friendly and helpful manner. Our training and development programs provide employees with the resources they need to help achieve their career goals, build management skills and lead their organizations.

Community Involvement. We believe that building connections between our employees, their families and our communities creates a more meaningful, fulfilling and enjoyable workplace. We formed the CITIcares (cares: Citi Trends Against Racism Employee Solutions) Council in August 2020 to create and oversee initiatives of change that will have a positive impact in the lives of our customers and employees. The CITIcares Council is a diverse group of associates who are passionate about making a difference. They represent every division and level of the company, including both genders, multiple ethnicities and different geographies. The purpose of the CITIcares Council is to collaborate with community leaders, organizations, individuals and established programs in local underserved communities on the core areas of education, healthcare, employment and exposure.

Additionally, Citi Trends has been engaged in multiple community programs. In February 2021, we launched our Black History Makers program to honor Black entrepreneurs who are making an impact in their communities. The program is designed to increase awareness of Black-owned businesses and will provide ten $5,000 grants to Black business owners.

Seasonality

The nature of our business is seasonal. Historically, sales in the first and fourth quarters have been higher than sales achieved in the second and third quarters of the fiscal year. Expenses and, to a greater extent, operating income, vary by quarter. Results of a period shorter than a full year may not be indicative of results expected for the entire year due to changes in our business, consumer spending patterns, and the macroeconomic environment, including those resulting from the COVID-19 pandemic. Furthermore, the seasonal nature of our business may affect comparisons between periods.

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

Risks Related to our Business and Operations

Our financial and operating performance may be materially and adversely affected by the outbreak of the novel coronavirus (“COVID-19”).

Beginning in the first quarter of 2020 and continuing into 2021, there has been a widespread global impact from the COVID-19 pandemic, and our business has been, and will continue to be, impacted by the pandemic and any resulting economic consequences. In response to COVID-19, the Company temporarily closed all of its retail stores and distribution centers as of March 20, 2020 and temporarily closed its corporate and buying offices with associates working remotely where possible. As of July 18, 2020, the Company safely reopened all of its stores and distribution centers while following all applicable state and local health protocols, including providing personal protective equipment to employees and implementing social distancing practices as required.

The temporary closure of all of our retail stores and distribution centers and other factors resulting from the pandemic have had an adverse impact on our financial condition, results of operations and liquidity in fiscal 2020. The extent to which COVID-19 will impact our business operations, consolidated financial results and liquidity will depend on future developments which are highly uncertain and cannot be predicted, including the duration and scope of the pandemic (including the resurgence of COVID-19 cases); our ability to adjust our business strategies to mitigate the impact of the pandemic; the re-closure of any or all of our retail stores or distribution centers; the negative impact the pandemic has on global and regional economies and economic activity, including the duration and magnitude of its impact on unemployment rates and consumer discretionary spending and the extent of any recession resulting from the COVID-19 pandemic, including how quickly economies recover after the pandemic subsides; the duration and extent of economic stimulus; changes in consumer shopping patterns and the impact on traditionally strong sales periods; the ability of our suppliers, vendors and customers to successfully address the impacts of the pandemic; and actions taken by governments, businesses and individuals in response to the pandemic. As a result of the current level of uncertainty over the economic and operational impacts stemming from the COVID-19 pandemic, the impact on our business cannot be reasonably estimated at this time.

Our success depends on our ability to anticipate, identify and respond rapidly to changes in consumers’ fashion tastes, and our failure to adequately evaluate fashion trends could have an adverse effect on our business, financial condition and results of operations.

The apparel industry in general and our core customer market in particular are subject to rapidly evolving fashion trends and shifting consumer demands. The market for home goods and furnishings is also subject to evolving consumer demands. Accordingly, our success is heavily dependent on our ability to anticipate, identify and capitalize on emerging fashion trends, including products, styles and materials that will appeal to our target consumers. A failure on our part to anticipate, identify or react appropriately and timely to changes in styles, trends, brand preferences or desired image preferences is likely to lead to lower demand for our merchandise, which could cause, among other things, sales declines, excess inventories and higher markdowns.

If we are unsuccessful in competing with our retail apparel competitors, our market share could decline or our growth could be impaired and, as a result, our business, financial condition and results of operations could be negatively impacted.

The retail apparel and home fashion businesses are highly competitive with few barriers to entry. We compete against a diverse group of retailers, including national chains, mass merchants, smaller discount retail chains that sell only women’s products and general merchandise discount stores which offer a variety of products, including apparel, home fashions and other merchandise we sell for the value-conscious consumer. We also compete against local specialty retail stores, regional retail chains, traditional department stores, web-based retail stores and other direct retailers.

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

Our ability to attract consumers to our stores depends on the success of the outdoor community shopping centers where our stores are located.

We locate our stores primarily in outdoor community shopping centers where we believe our consumers and potential consumers shop. The success of an individual store can depend on favorable placement within a given community shopping center and from the volume of traffic generated by the other destination retailers and the anchor stores in the community shopping centers where our stores are located. We cannot control the development of alternative shopping destinations near our existing stores or the availability or cost of real estate within existing or new shopping destinations. If our store locations fail to attract sufficient consumer traffic or we are unable to locate replacement locations on terms acceptable to us, our business could suffer. If one or more of the destination retailers or anchor stores located in the community shopping centers where our stores are located close or leave, or if there is significant deterioration of the surrounding areas in which our stores are located, our business may be adversely affected.

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

Merchandise we sell in our stores is subject to regulatory standards set by various governmental authorities with respect to quality and safety. Regulations in this area may change from time to time. We rely on numerous third parties to supply quality merchandise that complies with applicable product safety laws and other applicable laws, but they may not comply with their obligations to do so. Violations of law by our importers, suppliers, manufacturers or distributors could result in delays in shipments and receipt of goods or damage our reputation, thus causing our sales to decline. Although our arrangements with our vendors frequently provide for indemnification for product liabilities, the vendors may fail to honor those obligations to an extent we consider sufficient or at all. Issues with the quality and safety of merchandise we sell in our stores, regardless of our fault, or customer concerns about such issues, could result in damage to our reputation, lost sales, uninsured product liability claims or losses, merchandise recalls, increased costs, and regulatory, civil or criminal fines or penalties, any of which could have a material adverse effect on our financial results. Further, we could incur liability with manufacturers or other owners of brands or trademarked products if we inadvertently receive and sell counterfeit brands, infringing products or unlicensed goods, which could adversely impact our results of operations. We endeavor to establish relationships with reputable vendors to reduce this risk.

If we fail to protect our name and brand in the marketplace, there could be a negative effect on our business and limitations on our ability to penetrate new markets.

We believe that our “Citi Trends” trademark is integral to our store design and our success in building consumer loyalty to our brand. We have registered this trademark with the U.S. Patent and Trademark Office. We have also registered, or applied for registration of, additional trademarks with the U.S. Patent and Trademark Office that we believe are important to our business. We cannot assure you that these registrations will prevent imitation of our name, merchandising concept, store design or private label merchandise or the infringement of our other intellectual property rights by others. Further, the use of social media by the Company and consumers has also increased the risk that the Company’s image and reputation could be negatively impacted. The availability of information, reviews and opinions on social media is immediate, as is its impact. The opportunity for dissemination of information, including inaccurate and inflammatory information and opinion, is nearly infinite. Even if we react quickly and appropriately to negative social media about us or our brand, our reputation and customers’ perception of our brand could be negatively impacted. Imitation of our name, concept, store design or merchandise in a manner that projects lesser quality or carries a negative connotation of our brand image or other damage to our brand image and reputation of the Company in any aspect of its operations could have an adverse effect on our reputation, business, financial condition and results of operations.

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

Risks Related to General Economic and Market Conditions

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

We do not own or operate any manufacturing or production facilities. We purchase the products we sell directly from a large assortment of vendors, and a substantial portion of this merchandise is manufactured outside of the United States and imported by our vendors from countries such as China and other areas of the Far East. The countries in which our merchandise currently is manufactured or may be manufactured in the future could become subject to new trade restrictions imposed by the United States or other foreign governments. There is increased uncertainty with respect to trade relations between the United States and other countries, especially China. Trade restrictions, including increased customs restrictions and tariffs or quotas against apparel or home items, as well as United States or foreign labor strikes, work stoppages or boycotts, could increase the cost or reduce the supply or impede the timely delivery of merchandise available to us and have an adverse effect on our business. In addition, our merchandise supply could be impacted if our vendors’ imports become subject to existing or future duties and quotas, or if our vendors face increased competition from other companies for production facilities, import quota capacity and shipping capacity.

We also face a variety of other risks generally associated with relying on vendors that do business in foreign markets and import merchandise from abroad, such as:

●	political or labor instability, natural disasters, public health emergencies including the current COVID-19 pandemic, or the threat of terrorism, in particular in countries where our vendors source merchandise;
●	increases in merchandise costs due to raw material price inflation or changes in purchasing power caused by fluctuations in currency exchange rates;
●	enhanced security measures at United States and foreign ports, which could delay delivery of imports;
●	imposition of new or supplemental duties, trade restrictions, sanctions, tariffs, quotas, taxes, and other charges on imports;
●	compliance with new or changing import/export controls;
●	delayed receipt or non-delivery of goods due to the failure of foreign-source suppliers to comply with import regulations, organized labor strikes or congestion at United States ports;
●	concerns about human rights and working conditions in countries where merchandise is manufactured and produced; and
●	local business practice and political issues, including issues relating to compliance with domestic or international labor and environmental standards.

Risks Related to our Strategy

We may not be able to sustain our growth plans or successfully implement our long-term strategic goals.

Our growth strategy includes successfully opening and operating new stores and expanding our specialty value model within our current markets and into new geographic regions. There are significant risks associated with our ability to continue to expand successfully and manage the implementation of this growth effectively. If any aspect of our expansion strategy does not achieve the success we expect, in whole or in part, we may fail to meet our financial performance expectations, slow our planned growth or close stores or operations. The success of opening new stores is dependent upon, among other things, the current retail environment, the identification of suitable markets and the availability of real estate that meets our criteria for traffic, square footage, co-tenancies, lease economics, demographics, and other factors, the negotiation of acceptable lease terms, construction costs, the hiring, training and retention of competent sales personnel, and the effective management of inventory to meet the needs of new and existing stores on a timely basis. We may not be able to execute our growth strategies successfully, on a timely basis, or at all. The extent of the impact from the COVID-19 pandemic on our business and financial results could also impact our growth plans and long-term strategic goals. If we fail to implement these strategies successfully, or if these strategies do not yield the desired outcomes, our financial condition and results of operations would be adversely affected.

We depend upon strong cash flows from our operations to supply capital to fund our operations, growth, stock repurchases and dividends and interest and debt repayment.

Our business depends upon our operations to continue to generate strong cash flow to supply capital to support our general operating activities, to fund our growth and our return of cash to stockholders through our stock repurchase programs and dividends, if any, and to pay our interest and debt repayments. For example, as a result of the ongoing COVID-19 pandemic, we temporarily closed our stores beginning in March 2020. We also suspended both our share repurchase program and the payment of our quarterly cash dividends. Our inability to continue to generate sufficient cash flows to support these activities could adversely affect our growth plans, capital expenditures, operating expenses and financial performance, including our earnings per share. Changes in the capital and credit markets, including market disruptions, limited liquidity, and interest rate fluctuations may increase the cost of financing or restrict our access to these potential sources of liquidity. Our continued access to these liquidity sources on favorable terms depends on multiple factors, including our operating performance and maintaining strong credit ratings. In March 2020, we borrowed $43.7 million from our revolving credit facility to add to our cash balances in order to provide enhanced financial flexibility due to uncertain market conditions arising from the impact of the COVID-19 pandemic. If our access to capital is restricted or our borrowing costs increase, our operations and financial condition could be adversely impacted.

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

Customer traffic and demand for our merchandise may be influenced by our marketing efforts. Although we use marketing to drive customer traffic through various media including digital/social media and e-mail, some of our competitors expend more for their marketing programs than we do, or use different approaches than we do, which may provide them with a competitive advantage. Further, we may not effectively implement strategies with respect to rapidly evolving Internet-based and other digital or mobile communication channels, including social media. Our programs may not be or remain effective or could require increased expenditures, which could have a significant adverse effect on our revenue and results of operations.

Risks Related to Regulatory, Legal and Cybersecurity

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

Our business is subject to numerous federal, state and local laws and regulations. New legal requirements in any number of areas could result in higher compliance costs. Changes in areas, such as workplace-regulation and other labor or employment benefits laws, supply chain, privacy and information security, or environmental regulation may require extensive structural and organizational changes that could be difficult to implement, disrupt our business, cause reputational harm and materially adversely affect our operations and financial results. Additionally, in response to the COVID-19 pandemic state and local governments have implemented measures to slow the spread of the virus, which resulted in the Company temporarily closing its stores on March 20, 2020. As of July 18, 2020, the Company safely reopened all of its stores and distribution centers while following all applicable state and local health protocols. Future extended closures required by law or additional restrictions on our operations may have adverse effects on our financial condition.

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

Risks Relating to Ownership of our Common Stock

We experience fluctuations and variability in our comparable store sales and quarterly results of operations and, as a result, the market price of our common stock may fluctuate substantially.

Our comparable store sales and quarterly results have fluctuated significantly in the past based on a number of economic, seasonal and competitive factors, as well as changes in our merchandise mix, and we expect them to continue to fluctuate in the future. Since the beginning of fiscal 2014, our quarter-to-quarter comparable store sales have ranged from a decrease of 44.5% to an increase of 16.7%, with the decrease of 44.5% occurring in the first quarter of fiscal 2020 as a result of the COVID-19 pandemic. This variability could cause our comparable store sales and quarterly results to fall below the expectations of securities analysts or investors, which could result in a decline in the market price of our common stock.

Our stock price is subject to volatility.

Our stock price has been volatile in the past and may be influenced in the future by a number of factors, including:

●	actual or anticipated fluctuations in our operating results;
●	changes in securities analysts’ recommendations or estimates of our financial performance;
●	changes in market valuations or operating performance of our competitors or companies similar to ours;
●	announcements by us, our competitors or other retailers;
●	additions and departures of key personnel;
●	changes in accounting principles;
●	the passage of legislation or other developments affecting us;
●	the trading volume of our common stock in the public market;
●	changes in economic or financial market conditions;
●	natural disasters, terrorist acts, acts of war or periods of civil unrest; and
●	the realization of some or all of the risks described in this section entitled “Risk Factors.”

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

Any determination to declare and pay cash dividends on our common stock in the future (quarterly or otherwise) will be based, among other things, our board of directors’ conclusion in each instance that the declaration and payment of a cash dividend is in the best interest of our stockholders and is in compliance with all laws and agreements applicable to the dividend and upon our financial condition, results of operations, business and cash requirements. As part of the actions the Company has taken to increase its cash position and preserve financial flexibility in light of current uncertainties resulting from the COVID-19 pandemic, the Company suspended the payment of dividends for the near-term. On March 13, 2020, the Company announced a share repurchase program, however, due in part to the COVID-19 pandemic and related economic downturn, no repurchases have been made under such program and the Company has suspended any future purchases and plans to continue to monitor the situation based on business conditions and regard for its financial liquidity needs. There can be no assurance that our existing share repurchase authorization will be completed or that our board of directors will approve another repurchase program in the future.

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

If we become engaged in a proxy contest with activist shareholders in the future, our business could be adversely affected because:

●     Responding to proxy contests, litigation and other actions by activist stockholders can be costly and time-consuming, disrupt our operations and divert the attention of management and our employees.

●     Perceived uncertainties as to our future direction may result in the loss of potential business opportunities and harm our ability to attract new investors and to retain and attract experienced executives and employees.

●     If individuals are elected to our board of directors with a specific agenda, it may adversely affect our ability to retain and attract experienced directors, executives and employees, to effectively and timely implement our business strategy and create additional value for stockholders.

●     We may experience a significant increase in legal fees, administrative, advisor and associated costs incurred in connection with responding to a proxy contest or related action.

These factors could adversely impact our results of operations and could also cause our stock price to experience periods of volatility or stagnation.

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

Store Locations

As of January 30, 2021, we operated 585 stores located in 33 states. Our stores average approximately 11,000 square feet of selling space and are typically located in outdoor community shopping centers that are convenient to low and moderate income customers.

We have no franchising relationships, and all of the stores are company operated. All existing 585 stores, totaling 7.8 million total square feet and 6.5 million selling square feet, are leased under operating leases. The typical store lease is for five years with options to extend the lease term for three additional five-year periods. Nearly all store leases provide us the right to cancel following an initial three-year period in the event the store does not meet pre-determined sales levels. The table below sets forth the number of stores in each of the 33 states in which we operated as of January 30, 2021:

Alabama—33

Arkansas—15

California—8

Connecticut—4

Delaware—3

Florida—52

Georgia—64

Illinois—22

Indiana—17

Iowa—2

Kansas—1

Kentucky—7

Louisiana—33

Maryland—7

Massachusetts—3

Michigan—22

Minnesota—2

Mississippi—27

Missouri—8

Nebraska—1

Nevada—2

New Jersey—1

New York—10

North Carolina—49

Ohio—30

Oklahoma—7

Pennsylvania—9

Rhode Island—2

South Carolina—43

Tennessee—18

Texas—57

Virginia—20

Wisconsin—6

Support Center Facilities

We own a facility in Savannah, Georgia totaling approximately 70,000 square feet, which serves as our headquarters and, to a lesser extent, as a storage facility. We also own an approximately 550,000 square-foot distribution center in Darlington, South Carolina and a 565,000 square-foot distribution center in Roland, Oklahoma. In addition, we currently lease a 12,300 square-foot office in New York City.

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

Our common stock is traded on The NASDAQ Stock Market under the symbol “CTRN.” On March 31, 2021, there were 37 holders of record and approximately 6,500 beneficial holders of our common stock.

On March 17, 2020, we paid a dividend of $0.08 per common share. On April 28, 2020, we announced the suspension of future cash dividends. Any determination to declare and pay cash dividends in the future will be made by the Company’s board of directors.

Recent Sales of Unregistered Securities.

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

On March 13, 2020, the Company announced that its board of directors approved a $30.0 million stock repurchase program. Due to the uncertainty stemming from the COVID-19 pandemic, on March 23, 2020, the Company temporarily suspended any repurchases. On September 14, 2020, the Company announced the reinstatement of this program. On December 22, 2020, the Company announced that its board of directors approved an additional $30.0 million stock repurchase program.

The number of shares of common stock that we repurchased during the fourth quarter of fiscal 2020 and the average price paid per share are as follows:

			Total number of	Maximum number (or
			shares purchased as	approximate dollar value)
			part of publicly	of shares that may yet be
	Total number of	Average price	announced plans or	purchased under the plans
Period	shares purchased	paid per share (1)	programs (2)	or programs (2)
November (11/1/20 - 11/28/20)	169,120	$30.32	169,120	$15,000,000
December (11/29/20 - 1/2/21)	103,882	44.21	103,882	40,410,127
January (1/3/21 - 1/30/21)	121,902	57.41	121,902	33,415,459
Total	394,904		394,904

(1) Includes commissions for the shares repurchased under the stock repurchase program.

(2) On March 13, 2020, the Company announced that its board of directors approved a $30.0 million stock repurchase program. On December 22, 2020, the Company announced that its board of directors approved an additional $30.0 million stock repurchase program. Neither program has an expiration date.

In the first quarter of fiscal 2021, the Company has continued to repurchase shares under these stock repurchase programs. In addition, the Company completed a block repurchase of 250,000 shares on March 23, 2021 for an aggregate purchase price of $21.9 million.

Equity Compensation Plan Information.

See Item 12 of this Report.

Stock Performance Graph

Set forth below is a line graph comparing the last five years’ percentage change in the cumulative total stockholder return on shares of our common stock against the cumulative total returns of the Russell 2000 Index and the NASDAQ Retail Trade Index. This graph assumes that $100 was invested on January 31, 2016 in our common stock and in each of the market index and the industry index, and that all cash distributions were reinvested. Our common stock price performance shown on the graph is not indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Citi Trends, Inc., the Russell 2000 Index and the NASDAQ Retail Trade Index

$400
$350
$300
$250
$200
$150
$100
$50
$0
1/16
1/17
1/18
1/19
1/20
1/21
Citi Trends, Inc.
Russell 2000
NASDAQ Retail Trade

*$100 invested on 1/31/16 in stock or index, including reinvestment of dividends.

Total Return Analysis	1/16	1/17	1/18	1/19	1/20	1/21

Citi Trends, Inc.	100.00	78.73	117.10	103.39	119.65	304.36
Russell 2000 Index	100.00	133.53	156.47	150.96	164.86	214.61
NASDAQ Retail Trade	100.00	122.18	183.59	203.45	234.08	377.37

ITEM 6.SELECTED FINANCIAL DATA

The selected financial data previously required by Item 301 of Regulation S-K has been omitted in reliance on SEC Release No. 33-10890.

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

Discussions of our results of operations for the year ended February 1, 2020 compared to the year ended February 2, 2019 that have been omitted under this item can be found in "Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K for the year ended February 1, 2020, as amended, which was filed with the United States Securities and Exchange Commission on May 14, 2020.

Overview

We are a growing specialty value retailer of apparel, accessories and home trends primarily for African American and Latinx families. Our high-quality and trend-right merchandise offerings at everyday low prices are designed to appeal to the fashion and trend preferences of value-conscious customers. As of January 30, 2021, we operated 585 stores in urban, suburban and rural markets in 33 states.

COVID-19

In March 2020, the World Health Organization declared COVID-19 a global pandemic. As a result, we temporarily closed all of our retail store locations and distribution centers effective March 20, 2020. At the end of April 2020, we started to reopen stores in select states in accordance with government guidelines. As of July 18, 2020, we safely reopened all of our stores. The COVID-19 pandemic has resulted in a period of disruption, including the temporary closure of our stores and limited store operating hours, reduced customer traffic and consumer spending, and delays in the manufacturing and shipping of products. During this period, we continue to prioritize the health of our associates, customers and communities we serve.

The impacts of the pandemic have had, and may continue to have, an adverse impact on our financial condition, results of operations and liquidity. We took numerous actions beginning in the first quarter of fiscal 2020 in light of the uncertainties resulting from the pandemic, including: (i) the drawdown of $43.7 million in principal amount under the revolving credit facility on March 20, 2020, which we fully repaid on September 11, 2020; (ii) an amendment to the revolving credit facility to extend the term to August 2021; (iii) temporary furloughs of substantially all store and distribution center personnel and a significant portion of the corporate staff, with employee benefits for eligible employees continued through the temporary furloughs; (iv) temporary tiered salary reductions for management level corporate employees and a reduction to the cash portion of non-employee director fees; (v) extensions of payment terms with vendors and suppliers; (vi) the suspension of share repurchases; (vii) negotiations of rent concessions with landlords, some of which are ongoing; and (viii) a substantial reduction in operating expenses, store occupancy costs, capital expenditures and other costs. We expect continued uncertainty in our business and the global economy due to the duration and intensity of the COVID-19 pandemic, the duration and extent of economic stimulus, timing and effectiveness of vaccines, and volatility in employment trends and consumer confidence.

For a further discussion of trends, uncertainties and other factors that could affect our future operating results related to the effects of the COVID-19 pandemic, see “Item 1A – Risk Factors.”

Basis of Presentation

Net sales consist of store sales and layaway fees, net of returns by customers. Cost of sales consists of the cost of products we sell and associated freight costs. Depreciation is not considered a component of cost of sales and is included as a separate line item in the consolidated statements of operations. Selling, general and administrative expenses are comprised of store costs, including payroll and occupancy costs, corporate and distribution center costs and advertising costs. We operate on a 52- or 53-week fiscal year, which ends on the Saturday closest to January 31. Each of our fiscal quarters consists of four 13-week periods, with an extra week added to the fourth quarter every five to six years. The years ended January 30, 2021, February 1, 2020 and February 2, 2019 are referred to as fiscal 2020, 2019 and 2018, respectively.

Results of Operations

The following discussion of our financial performance is based on the consolidated financial statements set forth in the financial pages of this Report. The nature of our business is seasonal. Historically, sales in the first and fourth quarters of the fiscal year have been higher than sales achieved in the second and third quarters of the fiscal year. Expenses and, to a greater extent, operating income, vary by quarter. Results of a period shorter than a full year may not be indicative of results expected for the entire year due to changes in our business, consumer spending patterns, and the macroeconomic environment, including those resulting from the COVID-19 pandemic. Furthermore, the seasonal nature of our business may affect comparisons between periods.

Net Sales and Additional Operating Data

The following table provides selected consolidated statement of operations data expressed both in dollars and as a percentage of net sales:

	Fiscal Year
	2020		2019		2018

	(dollars in thousands)
Statement of Operations Data
Net sales	$783,294	100.0%	$781,925	100.0%	$769,553	100.0%

Cost of sales (exclusive of depreciation shown separately below)	(471,618)	(60.2)%	(484,740)	(62.0)%	(476,326)	(61.9)%
Selling, general and administrative expenses	(260,198)	(33.2)%	(259,629)	(33.2)%	(247,938)	(32.2)%
Depreciation	(19,259)	(2.4)%	(18,535)	(2.3)%	(18,886)	(2.5)%
Asset impairment	(286)	(0.0)%	(472)	(0.1)%	(1,274)	(0.2)%

Income from operations	31,933	4.1%	18,549	2.4%	25,129	3.3%
Interest income	238	0.0%	1,577	0.2%	1,353	0.2%
Interest expense	(776)	(0.1)%	(158)	(0.0)%	(154)	(0.0)%
Income before income taxes	31,395	4.0%	19,968	2.6%	26,328	3.4%
Income tax expense	(7,417)	(1.0)%	(3,465)	(0.4)%	(4,954)	(0.6)%

Net income	$23,978	3.1%	$16,503	2.1%	$21,374	2.8%

The following table provides information about store activity and the change in comparable store sales for each fiscal year:

	Fiscal Year
	2020	2019	2018

Total stores open, beginning of year	571	562	549
New stores	18	16	19
Closed stores	(4)	(7)	(6)
Total stores open, end of year	585	571	562

Comparable store sales (decrease) increase (1)	(2.1)%	(0.1)%	1.6	% (2)
(1)	Stores included in the comparable store sales calculation for any year are those stores that were opened prior to the beginning of the preceding fiscal year and were still open at the end of such year. Relocated stores and expanded stores are included in the comparable store sales results. Stores that are closed permanently or for an extended period are excluded from the comparable store sales results.
(2)	The Company is reporting comparable store sales on a comparable weeks basis; for fiscal 2018, the 52 weeks ended February 2, 2019 were compared to the 52 weeks ended February 3, 2018.

Key Operating Statistics

We measure performance using key operating statistics. One of the main performance measures we use is comparable store sales growth. We define a comparable store as a store that has been open for an entire fiscal year. Therefore, a store will not be considered a comparable store until its 13th month of operation at the earliest or until its 24th month at the latest. As an example, stores opened in fiscal 2019 and fiscal 2020 were not considered comparable stores in fiscal 2020. Relocated and expanded stores are included in the comparable store sales results. Stores that are closed permanently or for an extended period are excluded from the comparable store sales results. We also use other operating statistics, most notably average sales per store, to measure our performance. As we typically occupy existing space in established outdoor community shopping centers rather than sites built specifically for our stores, store square footage (and therefore sales per square foot) varies by store. We focus on overall store sales volume as the critical driver of profitability.

Fiscal 2020 Compared to Fiscal 2019

Net Sales. Net sales increased $1.4 million, or 0.2%, to $783.3 million in fiscal 2020 from $781.9 million in fiscal 2019, despite our stores being closed for approximately 16% of the total available store days in fiscal 2020 due to the COVID-19 pandemic. Comparable store sales decreased 2.1% in fiscal 2020. The increase in net sales was due to strong performance in the second, third and fourth quarters of 2020 (beginning in the second quarter as the Company reopened its stores from temporary closures due to COVID-19). In the second quarter, comparable store sales increased 32.2% for reopened stores from their respective opening dates. In the third and fourth quarters, comparable store sales increased 6.3% and 16.7%, respectively. Also contributing to the total increase in sales was the opening of 18 new stores in 2020 and 16 new stores in 2019 for which there was not a full year of sales in 2019, partially offset by the closing of 4 stores in 2020 and 7 stores in 2019. Store opening and closing activity resulted in a net increase of $18.3 million in sales in 2020, while the 2.1% decrease in comparable store sales in the 551 comparable stores caused sales to decrease $16.0 million and layaway fee income decreased $0.9 million. Finally, despite the negative impact to sales from closures related to the pandemic, we experienced increased demand upon reopening partially due to government stimulus payments.

Cost of Sales (exclusive of depreciation). Cost of sales (exclusive of depreciation) decreased $13.1 million, or 2.7%, to $471.6 million in 2020 from $484.7 million in 2019. Cost of sales as a percentage of net sales decreased 180 basis points to 60.2% in 2020 from 62.0% in 2019 due to an increase of 140 basis points in the core merchandise margin (initial mark-up, net of markdowns), along with an improvement of 40 basis points in shrinkage.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $0.6 million, or 0.2% to $260.2 million in fiscal 2020 from $259.6 million in fiscal 2019. As a result of the temporary closure of all our stores, we took several steps to reduce selling, general and administrative expenses, including (i) temporarily furloughing substantially all store and distribution center personnel and a significant portion of the corporate staff; (ii) implementing temporary tiered salary reductions for management level corporate employees and a reduction to the cash portion of non-employee director fees; (iii) negotiating rent concessions with landlords; and (iv) executing substantial reductions in operating expenses and store occupancy costs. These reductions were offset by an increase in incentive compensation expense resulting from improved operating results in relation to budget and the opening of 18 new stores in 2020 and 16 new stores in 2019. As a percentage of net sales, selling, general and administrative expenses remained flat in 2020 relative to 2019 at 33.2%.

Depreciation. Depreciation expense increased $0.8 million to $19.3 million in 2020 from $18.5 million in 2019.

Asset Impairment. Impairment charges related to an underperforming store totaled $0.3 million in 2020, comprised of $0.1 million for leasehold improvements and fixtures and equipment, and $0.2 million for an operating lease right-of-use asset. In 2019, impairment charges related to underperforming stores totaled $0.5 million, comprised of $0.3 million for leasehold improvements and fixtures and equipment, and $0.2 million for an operating lease right-of-use asset.

Income Tax Expense. Income tax expense increased $3.9 million to $7.4 million in 2020 from $3.5 million in 2019 due primarily to an $11.4 million increase in pretax income.

Net Income. Net income increased $7.5 million to $24.0 million in 2020 compared to $16.5 million in 2019, due to the factors discussed above.

Liquidity and Capital Resources

Our principal sources of liquidity consist of: (i) cash and cash equivalents (which equaled $123.2 million as of January 30, 2021); (ii) short-term trade credit; (iii) cash generated from operations on an ongoing basis as we sell our merchandise inventory; and (iv) a revolving credit facility with a $50 million credit commitment (with no borrowings at the end of fiscal 2020). Trade credit represents a significant source of financing for inventory purchases and arises from customary payment terms and trade practices with our vendors.

Cash Flows

As of January 30, 2021, we had total cash and cash equivalents of $123.2 million, compared with $19.9 million as of February 1, 2020. We had no short-term or long-term investment securities as of January 30, 2021, compared with $27.6 million and $15.7 million, respectively, as of February 1, 2020. These securities were comprised of bank certificates of deposit and obligations of the U.S. Treasury, states and municipalities.

Inventory represented 21.0% of our total assets as of January 30, 2021, compared with 30.1% as of February 1, 2020. Management’s ability to manage our inventory can have a significant impact on our cash flows from operations during a given interim period or fiscal year. In addition, inventory purchases can be seasonal in nature, such as the purchase of warm-weather or Christmas-related merchandise.

Cash Flows From Operating Activities. Net cash provided by operating activities was $110.9 million in 2020 compared with $42.6 million in 2019. Net income, adjusted for non-cash expenses such as depreciation, non-cash operating lease costs, asset impairment, loss on disposal of property and equipment, insurance proceeds from operating activities, deferred income taxes and stock-based compensation expense, provided cash of $96.2 million in 2020 (compared with $84.0 million in 2019). Other significant sources of cash in 2020 included (1) a $33.6 million decrease in inventory (compared to a $1.2 million decrease in 2019) due to efforts to reduce inventory levels, improve inventory turns and maintain as much inventory liquidity as possible in order to take advantage of opportunistic deals and trend changes; (2) a $16.3 million increase in accrued compensation (compared to a $0.3 million increase in 2019) due to an increase in incentive compensation resulting from favorable operating results in relation to budget, combined with an increase in deferred payroll taxes under the Coronavirus Aid, Relief and Economic Security (“CARES”) Act; (3) a $5.8 million increase income tax payable (compared to a $1.6 million decrease in 2019) due to higher pretax income; and (4) a $5.1 million increase in accounts payable (compared to a $5.6 million increase in 2019) due to improved inventory turns and a high volume of merchandise receipts during the final two months of the year, with nearly all of such purchases still in accounts payable at the end of the year.

Significant uses of cash from operating activities in 2020 included (1) a $38.4 million decrease in accrued expenses and other long-term liabilities (compared to a $45.3 million decrease in 2019) due primarily to payments of operating lease liabilities; and (2) a $7.7 million increase in prepaid and other current assets (compared to a $1.6 million increase in 2019) due primarily to an employee retention credit receivable under the CARES Act, combined with increases in receivables for tenant improvement allowances and charge card receivables.

Cash Flows From Investing Activities. Cash provided by investing activities was $26.7 million in 2020 compared with cash used of $7.6 million in 2019. Sales and redemptions of investment securities, net of purchases, provided cash of $43.3 million in 2020 (compared with $16.0 million in 2019) due to converting our investments to cash as a result of the COVID-19 pandemic. Cash used for the purchase of property and equipment was $17.0 million in 2020 (compared with $24.2 million in 2019) due to reducing our capital expenditure plans as a result of the COVID-19 pandemic.

Cash Flows From Financing Activities. Cash used in financing activities was $34.3 million in 2020 compared with $32.9 million in 2019. Cash used for the repurchase of common stock totaled $32.9 million in 2020 and $28.4 million in 2019. Dividends paid to stockholders used cash of $0.8 million in 2020 and $3.8 million in 2019.

Until required for other purposes, we maintain cash and cash equivalents in deposit or money market accounts.

Cash Requirements and Commitments

Our cash requirements are primarily for working capital and for capital expenditures for our stores, distribution infrastructure and information systems. We also use cash to repurchase stock under our stock repurchase program. Historically, we have met these cash requirements using cash flow from operations and short-term trade credit.

As a result of the temporary closure of our stores due the COVID-19 pandemic, on March 20, 2020, we borrowed $43.7 million in principal amount under our revolving credit facility. On September 11, 2020, we repaid the full amount outstanding under the credit facility.

In addition, we reduced our operating expenses, capital expenditure plans and inventory receipts, as appropriate.

The Company announced a share repurchase program on March 13, 2020. On March 23, 2020, due to the economic uncertainty stemming from the COVID-19 pandemic, we suspended any repurchases and dividend payments. On September 14, 2020, we announced the reinstatement of the share repurchase program. During fiscal 2020, we repurchased shares of our common stock at an aggregate cost of $32.9 million, funded from cash on hand. We have continued repurchases in fiscal 2021, including a block repurchase of 250,000 shares on March 23, 2021 for an aggregate purchase price of $21.9 million.

We believe that our existing sources of liquidity will be sufficient to fund our operations for at least the next 12 months as well as the foreseeable future. However, any significant reduction in customer willingness to visit shopping centers or levels of customer spending at our stores, or any future temporary closures of our stores or distribution centers, or any disruptions in the supply chains related to our merchandise could require us to take actions that could include material changes in our operations and seeking additional debt or equity capital. We will continue to monitor the situation and take action as necessary to reduce our expenses and preserve our financial flexibility.

The following table discloses aggregate information about our contractual obligations as of January 30, 2021 and the periods in which payments are due:

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years

	(in thousands)
Contractual obligations:
Operating leases (1)	$209,688	$51,435	$83,251	$48,285	$26,717
Purchase obligations	144,834	144,834	—	—	—
Total contractual cash obligations	$354,522	$196,269	$83,251	$48,285	$26,717
(1)	Represents fixed minimum rents in stores and does not include incremental rents which are computed as a percentage of net sales. For example, in fiscal 2020 incremental percentage rent was approximately $0.5 million, which represented 0.9% of total rent expense.

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

Operating Leases. We lease our stores under operating leases, which generally have an initial term of five years with renewal options. The typical store lease requires a combination of both fixed monthly rents and contingent rents computed as a percentage of net sales after a certain sales threshold has been met. Rent expense was $60.1 million in 2020 compared with $58.1 million in 2019 (including contingent rent of $0.5 million and $0.3 million in 2020 and 2019, respectively).

Purchase Obligations. As of January 30, 2021, we had purchase obligations of $145.0 million, all of which were for less than one year. These purchase obligations consist of outstanding merchandise orders.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We believe the following critical accounting policies describe the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Inventory

Inventory is stated at the lower of cost (first-in, first-out basis) or net realizable value as determined by the retail inventory method for store inventory and the average cost method for distribution center inventory. Under the retail inventory method, the cost of inventory is determined by calculating a cost-to-retail ratio and applying it to the retail value of inventory. Inherent in the retail inventory calculation are certain management judgments and estimates, including, among others, merchandise markups, markdowns and shrinkage, which impact the ending inventory valuation at cost as well as resulting cost of sales. Merchandise markdowns are reflected in the inventory valuation when the price of an item is lowered in the stores. As a result, we believe the retail inventory method results in a more conservative inventory valuation than other accounting methods. We estimate and record an allowance for shrinkage for the period between the last physical count and the balance sheet date. The estimate of shrinkage can be affected by changes in actual shrinkage trends. Inventory shrinkage as a percentage of sales was 0.8% in 2020, compared to 1.2% in 2019 and 1.3% in 2018. The allowance for estimated inventory shrinkage was $5.2 million as of January 30, 2021 and $3.0 million as of February 1, 2020. Many retailers have arrangements with vendors that provide for rebates and allowances under certain conditions, which ultimately affect the value of the inventory. We do not generally enter into such arrangements with our vendors. There were no material changes in the estimates or assumptions related to the valuation of inventory during fiscal 2020.

Insurance Liabilities

We are largely self-insured for workers’ compensation costs, general liability claims and employee medical claims. Our self-insurance liabilities are based on the total estimated costs of claims filed and estimates of claims incurred but not reported, less amounts paid against such claims. We use current and historical claims data, together with information from actuarial studies, in developing our estimates. The insurance liabilities we record are primarily influenced by the frequency and severity of claims and the Company’s growth. If the underlying facts and circumstances related to the claims change, then we may be required to record more or less expense which could be material in relation to our results of operations. Our self-insurance liabilities totaled $2.9 million ($1.5 million current and $1.4 million noncurrent) as of January 30, 2021 and $2.6 million ($1.5 million current and $1.1 million noncurrent) as of February 1, 2020. There were no material changes in the estimates or assumptions related to insurance liabilities during fiscal 2020.

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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to financial market risks related to changes in interest rates earned on our investments. We cannot predict market fluctuations in interest rates. As a result, future results may differ materially from estimated results due to changes in interest rates. A hypothetical 100 basis point change in prevailing market interest rates would not have materially impacted our financial position, results of operations or cash flows for fiscal 2020. We do not engage in financial transactions for trading or speculative purposes and have not entered into any interest rate hedging contracts. On March 20, 2020, we borrowed $43.7 million in principal amount under our Revolving Credit Facility. On September 11, 2020, we repaid the full amount outstanding under our Revolving Credit Facility. Such borrowings accrued interest ranging from 1.625% to 3.5%.

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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item and the report of the independent accountant thereon required by Item 14(a)(2) appear beginning on page F-2 of this Report. See accompanying Index to the consolidated financial statements on page F-1. The supplementary financial data required by Item 302 of Regulation S-K appears in Note 10 to the consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

For the Report of Management on Internal Control over Financial Reporting and the report of our independent registered public accounting firm on Internal Control over Financial Reporting, see “Management’s Annual Report on Internal Control Over Financial Reporting” on page F-2 of this Report and “Report of Independent Registered Public Accounting Firm” on page F-5 of this Report.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item with respect to our executive officers and directors, compliance by our directors, executive officers and certain beneficial owners of our common stock with Section 16(a) of the Exchange Act, the committees of our board of directors, our audit committee financial expert and our code of ethics is incorporated herein by reference to information under the captions entitled “Board of Directors and Committees of the Board of Directors,” “Executive Officers,” and “Delinquent Section 16(a) Reports” in our definitive proxy statement (to be filed hereafter) in connection with our 2021 Annual Meeting of Stockholders (or will be filed by amendment to this Report).

ITEM 11.EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to information under the captions entitled “Executive Compensation,” “Board of Directors and Committees of the Board of Directors” and “Compensation Committee Report” in our definitive proxy statement (to be filed hereafter) in connection with our 2021 Annual Meeting of Stockholders (or will be filed by amendment to this Report).

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the information under the captions entitled “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation – Equity Compensation Plan Information” in our definitive proxy statement (to be filed hereafter) in connection with our 2021 Annual Meeting of Stockholders (or will be filed by amendment to this Report).

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information under the captions entitled “Certain Relationships and Related Party Transactions” and “Board of Directors and Committees of the Board of Directors” in our definitive proxy statement (to be filed hereafter) in connection with our 2021 Annual Meeting of Stockholders (or will be filed by amendment to this Report).

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information under the caption entitled “Ratification of Independent Registered Public Accounting Firm” in our definitive proxy statement (to be filed hereafter) in connection with our 2021 Annual Meeting of Stockholders (or will be filed by amendment to this Report).

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

4.2	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed with the SEC on May 14, 2020)

10.1

Credit Agreement, dated October 27, 2011 among Citi Trends, Inc., as Borrower, its wholly owned subsidiary, as Guarantor, and Bank of America, N.A., as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2011)

10.2

First Amendment to Credit Agreement, dated as of August 18, 2015, by and among Citi Trends, Inc., as Borrower, Citi Trends Marketing Solutions, Inc., as Guarantor, and Bank of America, N.A., as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2015)

10.3

Second Amendment to Credit Agreement and Waiver, dated as of May 12, 2020, by and among Citi Trends, Inc., as Borrower, Citi Trends Marketing Solutions, Inc., as Guarantor, and Bank of America, N.A., as Lender (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed with the SEC on May 14, 2020)

*10.4	Citi Trends, Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 29, 2012)

*10.5

Form of Restricted Stock Award Agreement for Employees under the Citi Trends, Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 30, 2017)

*10.6

Form of Restricted Stock Award Agreement for Directors under the Citi Trends, Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 29, 2012)

*10.7

Form of Restricted Stock Unit Award Agreement for Employees under the Citi Trends, Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 30, 2017)

*10.8

Amendment to the Citi Trends, Inc. 2012 Incentive Plan, effective as of February 7, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 30, 2017)

Exhibit No.	Description
*10.9

Form of Restricted Stock Unit Award Agreement for Employees under the Citi Trends, Inc. 2012 Incentive Plan (Performance Based Vesting – Average Stock Price) (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K filed with the SEC on April 17, 2019)

*10.10

Form of Restricted Stock Unit Award Agreement for Employees under the Citi Trends, Inc. 2012 Incentive Plan (Performance Based Vesting – EBITDA Target) (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K filed with the SEC on April 17, 2019)

*10.11

Form of Restricted Stock Unit Award Agreement for Employees under the Citi Trends, Inc. 2012 Incentive Plan (Performance Based Vesting – EBIT Target) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on June 11, 2020)

*10.12

Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and Ivy D. Council dated March 26, 2018 (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A filed with the SEC on March 15, 2019)

*10.13

Severance Agreement between the Company and Ivy D. Council dated March 26, 2018 (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A filed with the SEC on March 15, 2019)

*10.14

Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and James A. Dunn dated March 27, 2018 (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A filed with the SEC on March 15, 2019)

*10.15

Severance Agreement between the Company and James A. Dunn dated March 27, 2018 (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A filed with the SEC on March 15, 2019)

*10.16

Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and Christina Short dated April 6, 2018 (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A filed with the SEC on March 15, 2019)

*10.17

Severance Agreement between the Company and Christina Short dated April 6, 2018 (incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A filed with the SEC on March 15, 2019)

*10.18

Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and Lisa Powell dated August 16, 2019 (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed with the SEC on May 14, 2020)

*10.19

Severance Agreement between the Company and Lisa Powell dated August 16, 2019 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed with the SEC on May 14, 2020)

*10.20

Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and Charles Hynes dated October 25, 2019 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed with the SEC on May 14, 2020)

*10.21

Severance Agreement between the Company and Charles Hynes dated October 25, 2019 (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed with the SEC on May 14, 2020)

+*10.22	Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and Jason Moschner dated January 13, 2020

+*10.23	Severance Agreement between the Company and Jason Moschner dated January 13, 2020

*10.24

Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and David N. Makuen dated February 17, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 21, 2020)

Exhibit No.	Description
*10.25

Severance Agreement between the Company and David N. Makuen dated February 17, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 21, 2020)

*10.26

Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and Pamela J. Edwards dated October 26, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 28, 2020)

*10.27

Severance Agreement between the Company and Pamela J. Edwards dated October 26, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 28, 2020)

+21.1	Subsidiary of the Registrant

+23.1	Consent of KPMG LLP

+31.1	Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+31.2	Certification of Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K

+104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set

+	Filed herewith
*	Indicates management contract or compensatory plan or arrangement.

ITEM 16.FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITI TRENDS, INC.

(Registrant)

Date: April 14, 2021	By	/s/ David N. Makuen
David N. Makuen
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David N. Makuen	Chief Executive Officer	April 14, 2021
David N. Makuen	(Principal Executive Officer) and Director

/s/ Pamela J. Edwards	Chief Financial Officer	April 14, 2021
Pamela J. Edwards	(Principal Financial Officer)

/s/ Jason B. Moschner	Vice President, Finance	April 14, 2021
Jason B. Moschner	(Principal Accounting Officer)

/s/ Peter R. Sachse	Executive Chairman of the Board of Directors	April 14, 2021
Peter R. Sachse

/s/ Brian P. Carney	Director	April 14, 2021
Brian P. Carney

/s/ Jonathan Duskin	Director	April 14, 2021
Jonathan Duskin

/s/ Laurens M. Goff	Director	April 14, 2021
Laurens M. Goff

/s/ Margaret L. Jenkins	Director	April 14, 2021
Margaret L. Jenkins

/s/ Kenneth D. Seipel	Director	April 14, 2021
Kenneth D. Seipel

Citi Trends, Inc.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

●	pertain to maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are made only in accordance with authorizations of management and directors of the Company; and
●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of January 30, 2021, based on the criteria described in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our management concluded that our internal control over financial reporting was effective based on those criteria as of January 30, 2021.

Our independent registered public accounting firm, KPMG LLP, audited the effectiveness of our internal control over financial reporting as of January 30, 2021, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Citi Trends, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Citi Trends, Inc. and subsidiary (the Company) as of January 30, 2021 and February 1, 2020, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years ended January 30, 2021, February 1, 2020, and February 2, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 30, 2021 and February 1, 2020, and the results of its operations and its cash flows for each of the years ended January 30, 2021, February 1, 2020, and February 2, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 30, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated April 14, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of February 3, 2019 due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842), as amended.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Identification and recording of operating lease renewals and lease modifications

As discussed in Note 8 to the consolidated financial statements, the Company’s operating lease right of use assets and operating lease liabilities as of January 30, 2021 totaled $179,673,000 and $192,811,000, respectively. The Company routinely exercises lease renewals and negotiates modifications to existing leases. The volume of lease modifications increased in fiscal 2020 as a result of periods of store closures during the pandemic. The typical Company store lease has a five-year lease term with options to extend the lease term for one or more five-year periods.

We identified the evaluation of the Company’s identification and recording of operating lease renewals and lease modifications as a critical audit matter. A higher degree of auditor judgment was required to assess the accounting for these lease modifications due to the extent of management judgment and complexity of the process.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s lease process, including controls related to the identification and recording of operating lease renewals and lease modifications. We obtained underlying documentation for lease renewals and lease modifications during the year and compared to those recorded in the accounting system. For a selection of lease renewals and lease modifications during the year, we (1) inspected the approval of the lease renewal or lease modification,

(2) compared the relevant terms in the underlying renewed or modified lease contract to the information in the Company’s lease accounting system, and (3) recalculated the Company's operating lease right-of-use asset and operating lease liability for the renewed or modified lease based on the information in the Company’s lease accounting system. We obtained a rollforward of lease activity subsequent to the fiscal year-end and, for a selection of lease modifications recorded in that period, we inspected underlying documentation and evaluated the timing of recognition.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Jacksonville, Florida

April 14, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Citi Trends, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Citi Trends, Inc. and subsidiary’s (the Company) internal control over financial reporting as of January 30, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 30, 2021 and February 1, 2020, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years ended January 30, 2021, February 1, 2020, and February 2, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated April 14, 2021 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Jacksonville, Florida
April 14, 2021

Citi Trends, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	January 30,	February 1,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$123,177	$19,923
Short-term investment securities	—	27,562
Inventory	103,845	138,258
Prepaid and other current assets	17,420	14,278
Income tax receivable	—	1,186
Total current assets	244,442	201,207
Property and equipment, net of accumulated depreciation	63,514	64,985
Operating lease right of use assets	179,673	169,854
Long-term investment securities	—	15,675
Deferred income taxes	6,195	6,669
Other assets	769	755
Total assets	$494,593	$459,145

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$84,832	$79,596
Operating lease liabilities	46,983	42,944
Accrued expenses	16,592	14,755
Accrued compensation	29,315	13,013
Income tax payable	4,623	—
Layaway deposits	500	554
Total current liabilities	182,845	150,862
Noncurrent operating lease liabilities	145,828	135,316
Other long-term liabilities	2,286	1,923
Total liabilities	330,959	288,101

Stockholders’ equity:
Common stock, $0.01 par value. Authorized 32,000,000 shares; 15,981,394 shares issued as of January 30, 2021 and 15,907,666 shares issued as of February 1, 2020; 9,876,901 shares outstanding as of January 30, 2021 and 10,834,134 shares outstanding as of February 1, 2020	158	157
Paid in capital	95,484	93,180
Retained earnings	209,918	186,772
Treasury stock, at cost; 6,104,493 shares held as of January 30, 2021 and 5,073,532 shares held as of February 1, 2020	(141,926)	(109,065)
Total stockholders’ equity	163,634	171,044

Commitments and contingencies (Note 7)
Total liabilities and stockholders’ equity	$494,593	$459,145

See accompanying notes to consolidated financial statements.

Citi Trends, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Fiscal Year
	2020	2019	2018
Net sales	$783,294	$781,925	$769,553

Cost of sales (exclusive of depreciation shown separately below)	(471,618)	(484,740)	(476,326)
Selling, general and administrative expenses	(260,198)	(259,629)	(247,938)
Depreciation	(19,259)	(18,535)	(18,886)
Asset impairment	(286)	(472)	(1,274)
Income from operations	31,933	18,549	25,129
Interest income	238	1,577	1,353
Interest expense	(776)	(158)	(154)
Income before income taxes	31,395	19,968	26,328
Income tax expense	(7,417)	(3,465)	(4,954)
Net income	$23,978	$16,503	$21,374

Basic net income per common share	$2.33	$1.41	$1.64
Diluted net income per common share	$2.32	$1.41	$1.64

Weighted average number of shares outstanding
Basic	10,283	11,674	13,030
Diluted	10,325	11,699	13,070

See accompanying notes to consolidated financial statements.

Citi Trends, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year
	2020	2019	2018
Operating activities:
Net income	$23,978	$16,503	$21,374
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19,259	18,535	18,886
Non-cash operating lease costs	48,242	45,463	—
Asset impairment	286	472	1,274
Loss on disposal of property and equipment	39	23	471
Deferred income taxes	474	(130)	(762)
Insurance proceeds related to operating activities	1,042	1,012	475
Non-cash stock-based compensation expense	2,912	2,121	2,238
Changes in assets and liabilities:
Inventory	33,564	1,216	(2,330)
Prepaid and other current assets	(7,718)	(1,588)	(2,135)
Other assets	(14)	(10)	(25)
Accounts payable	5,083	5,560	(2,844)
Accrued expenses and other long-term liabilities	(38,346)	(45,282)	(418)
Accrued compensation	16,302	267	(4,267)
Income tax payable/receivable	5,809	(1,581)	(1,521)
Layaway deposits	(54)	28	(6)
Net cash provided by operating activities	110,858	42,609	30,410

Investing activities:
Sales/redemptions of investment securities	43,759	59,836	41,600
Purchases of investment securities	(522)	(43,840)	(43,882)
Purchases of property and equipment	(16,956)	(24,175)	(13,256)
Insurance proceeds related to investing activities	416	573	195
Net cash provided by (used in) investing activities	26,697	(7,606)	(15,343)

Financing activities:
Borrowings under revolving credit facility	43,700	—	—
Repayments of revolving credit facility	(43,700)	—	—
Cash used to settle withholding taxes on the vesting of nonvested restricted stock	(608)	(733)	(1,048)
Dividends paid to stockholders	(832)	(3,765)	(4,207)
Repurchase of common stock	(32,861)	(28,445)	(40,400)
Net cash used in financing activities	(34,301)	(32,943)	(45,655)
Net increase (decrease) in cash and cash equivalents	103,254	2,060	(30,588)

Cash and cash equivalents:
Beginning of year	19,923	17,863	48,451
End of year	$123,177	$19,923	$17,863

Supplemental disclosures of cash flow information:
Cash paid for interest	$731	$127	$127
Cash payments of income taxes	$1,134	$4,477	$7,237
Supplemental disclosures of non-cash investing activities:
Accrual for purchases of property and equipment	$1,392	$4,000	$2,017

See accompanying notes to consolidated financial statements.

Citi Trends, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock		Paid in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balances — February 3, 2018	15,777,946	$156	$90,605	$158,927	2,034,170	$(40,220)	$209,468
Vesting of nonvested shares	10,663	1	—	—	—	—	1
Issuance of nonvested shares under incentive plan	80,045	—	—	—	—	—	—
Stock-based compensation expense	—	—	2,238	—	—	—	2,238
Net share settlement of nonvested shares and restricted stock units	(40,941)	—	(1,049)	—	—	—	(1,049)
Repurchase of common stock	—	—	—	—	1,635,306	(40,400)	(40,400)
Dividends paid to stockholders ($0.08 per common share)	—	—	—	(4,207)	—	—	(4,207)
Net income	—	—	—	21,374	—	—	21,374
Balances — February 2, 2019	15,827,713	157	91,794	176,094	3,669,476	(80,620)	187,425
Adoption of lease accounting standard				(2,060)			(2,060)
Vesting of nonvested shares	18,851	1	—	—	—	—	1
Issuance of nonvested shares under incentive plan	122,816	—	—	—	—	—	—
Forfeiture of nonvested shares	(24,359)	—	—	—	—	—	—
Stock-based compensation expense	—	—	2,121	—	—	—	2,121
Net share settlement of nonvested shares and restricted stock units	(37,355)	(1)	(735)	—	—	—	(736)
Repurchase of common stock	—	—	—	—	1,404,056	(28,445)	(28,445)
Dividends paid to stockholders ($0.08 per common share)	—	—	—	(3,765)	—	—	(3,765)
Net income	—	—	—	16,503	—	—	16,503
Balances — February 1, 2020	15,907,666	157	93,180	186,772	5,073,532	(109,065)	171,044
Vesting of nonvested restricted stock units	—	1	—	—	—	—	1
Issuance of nonvested shares under incentive plan	127,880	—	—	—	—	—	—
Forfeiture of nonvested shares	(15,218)	—	—	—	—	—	—
Stock-based compensation expense	—	—	2,912	—	—	—	2,912
Net share settlement of nonvested shares	(38,934)	—	(608)	—	—	—	(608)
Repurchase of common stock	—	—	—	—	1,030,961	(32,861)	(32,861)
Dividends paid to stockholders ($0.08 per common share)	—	—	—	(832)	—	—	(832)
Net income	—	—	—	23,978	—	—	23,978
Balances — January 30, 2021	15,981,394	$158	$95,484	$209,918	6,104,493	$(141,926)	$163,634

See accompanying notes to consolidated financial statements.

Citi Trends, Inc.

Notes to Consolidated Financial Statements

1.Organization and Business

Citi Trends, Inc. and its subsidiary (the “Company”) is a growing specialty value retailer of apparel, accessories and home trends primarily for African American and Latinx families. As of January 30, 2021, the Company operated 585 stores in urban, suburban and rural markets in 33 states.

In March 2020, the World Health Organization declared the spread of the coronavirus (“COVID-19”) a global pandemic. As a result, the Company temporarily closed all of its retail store locations and distribution centers effective March 20, 2020. At the end of April 2020, the Company started to reopen stores in select states in accordance with government guidelines. As of July 18, 2020, the Company safely reopened all of its stores. The Company took numerous actions beginning in the first quarter of fiscal 2020 in light of the uncertainties resulting from the pandemic, including: (i) the drawdown of $43.7 million in principal amount under the revolving credit facility on March 20, 2020, which was fully repaid on September 11, 2020; (ii) an amendment to the revolving credit facility to extend the term to August 2021; (iii) temporary furloughs of substantially all store and distribution center personnel and a significant portion of the corporate staff, with employee benefits for eligible employees continued through the temporary furloughs; (iv) temporary tiered salary reductions for management level corporate employees and a reduction to the cash portion of non-employee director fees; (v) extensions of payment terms with vendors and suppliers; (vi) the suspension of share repurchases; (vii) negotiations of rent concessions with landlords, some of which are ongoing; and (viii) a substantial reduction in operating expenses, store occupancy costs, capital expenditures and other costs.

The COVID-19 pandemic has resulted in a period of disruption, including the temporary closure of stores and limited store operating hours, reduced customer traffic and consumer spending, and delays in the manufacturing and shipping of products. During this period, the Company continues to prioritize the health of its associates, customers and communities it serves.

The impacts of the pandemic have had, and may continue to have, an adverse impact on the Company’s financial condition, results of operations and liquidity. The Company expects continued uncertainty in its business and the global economy due to the duration and intensity of the COVID-19 pandemic, the duration and extent of economic stimulus, timing and effectiveness of vaccines, and volatility in employment trends and consumer confidence.

2.Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany transactions and balances have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to January 31 of each year. The years ended January 30, 2021, February 1, 2020 and February 2, 2019 are referred to as fiscal 2020, fiscal 2019 and fiscal 2018, respectively, in the accompanying consolidated financial statements. Fiscal 2020, 2019 and 2018 are all comprised of 52 weeks.

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

Inventory

Inventory is stated at the lower of cost (first-in, first-out basis) or net realizable value as determined by the retail inventory method for store inventory and the average cost method for distribution center inventory. Under the retail inventory method, the cost of inventory is determined by calculating a cost-to-retail ratio and applying it to the retail value of inventory. Merchandise markdowns are reflected in the inventory valuation when the retail price of an item is lowered in the stores. Inventory is recorded net of an allowance for shrinkage based on the most recent physical inventory counts and other assumptions for shrinkage activity.

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

Impairment of Long-Lived Assets

If facts and circumstances indicate that a long-lived asset may be impaired, the carrying value is reviewed. If this review indicates that the carrying value of the asset will not be recovered as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value. Non-cash impairment expense related primarily to leasehold improvements and fixtures and equipment at underperforming stores totaled $0.3 million, $0.5 million and $1.3 million in fiscal 2020, 2019 and 2018, respectively.

Insurance Liabilities

The Company is largely self-insured for workers’ compensation costs, general liability claims and employee medical claims. The Company’s self-insured retention or deductible, as applicable, for each claim involving workers’ compensation and employee medical is limited to $250,000 and $100,000, respectively. Self-insurance liabilities are based on the total estimated costs of claims filed and estimates of claims incurred but not reported, less amounts paid against such claims. Current and historical claims data, together with information from actuarial studies, are used in developing the estimates. The insurance liabilities that are recorded are primarily influenced by the frequency and severity of claims and the Company’s growth. If the underlying facts and circumstances related to the claims change, then the Company may be required to record more or less expense which could be material in relation to results of operations.

Stock-Based Compensation

The Company recognizes compensation expense associated with all nonvested restricted stock and restricted stock units based on an estimate of the grant-date fair value of each equity award. Grants of time-based and earnings target-based nonvested restricted stock are valued based on the closing stock price on the grant date, while grants of stock price performance-based restricted stock units are valued at an estimate of fair market value using a lattice model. See Note 6 for additional information on the Company’s stock-based compensation plans.

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

Sales Returns

The Company allows customers to return merchandise for up to thirty days after the date of sale. Expected refunds to customers are recorded based on estimated margin using historical return information. The refund liability for merchandise returns is included in the line item “Accrued expenses” on the consolidated balance sheet and totaled $0.3 million as of both January 30, 2021 and February 1, 2020. The corresponding asset for the recoverable cost of expected refunds is included in “Prepaid and other current assets” and totaled $0.1 million as of both January 30, 2021 and February 1, 2020.

Disaggregation of Revenue

In the following table, the Company’s revenue is disaggregated by “Citi” or major category. The following table provides the percentage of net sales for each Citi within the merchandise assortment:

	Fiscal Year
Citis	2020	2019	2018
Ladies	26%	26%	27%
Kids	23%	23%	24%
Mens	18%	16%	17%
Accessories & Beauty	16%	17%	15%
Home & Lifestyle	9%	7%	7%
Footwear	8%	11%	10%

Cost of Sales

Cost of sales includes the cost of inventory sold during the period and transportation costs, including inbound freight related to inventory sold and freight from the distribution centers to the stores, net of discounts and allowances. Distribution center costs, store occupancy expenses and advertising expenses are not considered components of cost of sales and are included as part of selling, general and administrative expenses. Depreciation is also not considered a component of cost of sales and is included as a separate line item in the consolidated statements of operations. Distribution center costs (exclusive of depreciation) for fiscal 2020, 2019 and 2018 were $20.3 million, $20.8 million and $17.6 million, respectively.

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

The following table provides a reconciliation of the number of average common shares outstanding used to calculate basic earnings per share to the number of common shares and common stock equivalents outstanding used in calculating diluted earnings per share:

	Fiscal Year
	2020	2019	2018
Weighted average number of common shares outstanding	10,282,718	11,673,887	13,030,063
Incremental shares from assumed vesting of nonvested restricted stock	42,521	25,113	39,631
Average number of common shares and common stock equivalents outstanding	10,325,239	11,699,000	13,069,694

The dilutive effect of stock-based compensation arrangements is accounted for using the treasury stock method. The Company includes as assumed proceeds the amount of compensation costs attributed to future services and not yet recognized. For fiscal 2020, 2019 and 2018, respectively, there were 131,000, 128,000 and 124,000 shares of nonvested restricted stock excluded from the calculation of diluted earnings per share because of antidilution.

Advertising

The Company expenses advertising as incurred. Advertising expense for fiscal 2020, 2019 and 2018 was $1.6 million, $1.8 million and $1.7 million, respectively.

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

Business Operating Segment

The Company is a specialty value retailer of fashion apparel, accessories and home goods for the entire family. The retail operations represent a single operating segment based on the way the Company manages its business. Operating decisions and resource allocation decisions are made at the Company level in order to maintain a consistent retail store presentation. The Company’s retail stores sell similar products, use similar processes to sell those products, and sell their products to similar classes of customers. All sales and assets are located within the United States.

Recent Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification (ASC).

The Company considers the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have an immaterial impact on the Company’s consolidated financial statements.

Recently Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), as amended. The new standard established a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. The Company adopted ASU 2016-02 on February 3, 2019 using the optional transition method, which allows for the prospective application of the standard. In addition, the Company elected the package of practical expedients for transition, which permitted it to not reassess prior conclusions regarding lease classification, identification or initial direct costs. Further, the Company elected a short-term lease exception policy which permitted it to not apply the recognition requirements of the new standard to short-term leases (leases with terms of 12 months or less). The Company also elected an accounting policy to account for lease and non-lease components as a single component for certain classes of assets. The Company did not elect an optional hindsight practical expedient. Operating lease ROU assets and lease liabilities are recognized based on the present value of lease payments over the lease term. The present value of lease payments was determined using the Company’s incremental borrowing rate. Our lessors do not provide an implicit rate, nor is one readily available, therefore we determined an incremental borrowing rate based on a buildup approach which utilizes rates and terms from the Company’s existing borrowing facility with adjustments to bridge for impacts to the rate due to differences in collateral, terms and payments. Adoption of the new standard resulted in the recording of operating lease right-of-use assets and operating lease liabilities of approximately $133.6 million and $141.0 million, respectively, as of February 3, 2019. The difference between the lease assets and lease liabilities was primarily due to reclassification of lease incentives, as well as impairment of operating lease right-of-use assets for stores previously impaired as of the effective date. Lease impairment, net of the related deferred taxes, totaled approximately $2.1 million as of February 3, 2019 and is reflected as an adjustment to retained earnings at the transition date.

3.Property and Equipment, net

Property and equipment, net, consists of the following (in thousands):

	January 30,	February 1,
	2021	2020
Land	$479	$479
Buildings	31,642	31,158
Leasehold improvements	108,818	103,919
Furniture, fixtures and equipment	148,332	142,953
Computer equipment	42,414	40,096
Construction in progress	10,909	8,950
	342,594	327,555
Accumulated depreciation	(279,080)	(262,570)
	$63,514	$64,985

4.Revolving Line of Credit

On October 27, 2011, the Company entered into a five-year, $50 million credit facility with Bank of America. The facility was amended on August 18, 2015, extending the maturity date to August 18, 2020. The facility was amended again on May 12, 2020, extending the maturity date to August 18, 2021.

The facility provides a $50 million credit commitment and a $25 million uncommitted “accordion” feature that under certain circumstances could allow the Company to increase the size of the facility to $75 million. The facility is secured by the Company’s inventory, accounts receivable and related assets, but not its real estate, fixtures and equipment, and it contains one financial covenant, a fixed charge coverage ratio, which is applicable and tested only in certain circumstances. The facility has an unused commitment fee of 0.25% and permits the payment of cash dividends subject to certain limitations.

Borrowings under the facility bear interest (a) for Eurodollar Loans, at a rate equal to LIBOR plus either 2.25% or 2.5%, or (b) for Base Rate Loans, at a rate equal to the highest of (i) the prime rate, (ii) the Federal Funds Rate plus 0.5%, or (iii) LIBOR for a period of one month plus 1.0%, plus, in each case either 1.25% or 1.5%, based in any such case on the average daily availability for borrowings under the facility.

On March 20, 2020, in response to the COVID-19 pandemic, the Company borrowed $43.7 million on the credit facility to enhance its liquidity position. On September 11, 2020, the Company repaid the full amount outstanding under the credit facility. Such borrowings accrued interest ranging from 1.625% to 3.5%.

5.Income Taxes

Income tax expense consists of the following (in thousands):

	Fiscal Year
	2020	2019	2018
Current:
Federal	$(5,538)	$(2,650)	$(4,326)
State	(1,405)	(945)	(1,390)
Total current	(6,943)	(3,595)	(5,716)
Deferred:
Federal	(588)	104	619
State	114	26	143
Total deferred	(474)	130	762
Total income tax expense	$(7,417)	$(3,465)	$(4,954)

Income tax expense computed using the federal statutory rate is reconciled to the reported income tax expense as follows (in thousands):

	Fiscal Year
	2020	2019	2018
Statutory rate applied to income before income taxes	$(6,593)	$(4,193)	$(5,529)
State income taxes, net of federal benefit	(1,777)	(791)	(1,250)
State tax credits	168	308	276
State tax credits - valuation allowance (net of federal benefit)	—	(99)	10
Tax exempt interest	—	34	16
General business credits	878	1,456	1,409
(Deficit) Excess tax benefits from stock-based compensation	(58)	(83)	140
Other	(35)	(97)	(26)
Income tax expense	$(7,417)	$(3,465)	$(4,954)

Deferred tax assets and deferred tax liabilities consist of the following (in thousands):

	January 30,	February 1,
	2021	2020
Deferred tax assets:
Inventory capitalization	$1,628	$2,176
Vacation liability	754	705
Operating lease liabilities	49,763	46,595
State tax credits	3,033	3,038
Stock compensation	1,598	796
Deferral of FICA tax	416	—
Legal expense reserve	128	128
Insurance liabilities	646	541
Other	532	659
Subtotal deferred tax assets	58,498	54,638
Less: State tax credits valuation allowance - net	(1,714)	(1,714)
Total deferred tax assets	56,784	52,924

Deferred tax liabilities:
Right of use asset	(47,672)	(45,095)
Book and tax depreciation differences	(2,040)	(373)
Prepaid expenses	(877)	(787)
Total deferred tax liabilities	(50,589)	(46,255)
Net deferred tax asset	$6,195	$6,669

The Company files income tax returns in U.S. federal and state jurisdictions where it does business and is subject to examinations by the Internal Revenue Service (“IRS”) and other taxing authorities. With a few exceptions, the Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years prior to fiscal 2015. The Company reviews and assesses uncertain tax positions, if any, with recognition and measurement of tax benefit based on a “more-likely-than-not” standard with respect to the ultimate outcome, regardless of whether this assessment is favorable or unfavorable. As of January 30, 2021, there were no benefits taken on the Company’s income tax returns that do not qualify for financial statement recognition. If a tax position does not meet the minimum statutory threshold to avoid payment of penalties and interest, a company is required to recognize an expense for the amount of the interest and penalty in the period in which the company claims or expects to claim the position on its tax return. For financial statement purposes, companies are allowed to elect whether to classify such charges as either income tax expense or another expense classification. Should such expense be incurred in the future, the Company will classify such interest as a component of interest expense and penalties as a component of income tax expense.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible and income tax credits may be utilized, management believes it is more likely than not that the Company will realize the benefits of these deductible differences with the exception of certain tax credits available in one state. Beginning in 2011, the Company concluded that its ability to utilize a portion of such state’s tax credits was no longer more likely than not. Such recognition resulted in the establishment of a valuation allowance which necessitated a charge to income tax expense and a reduction in deferred tax assets. Subsequent to 2011, the Company has continued to earn such state credits and has further adjusted the related valuation allowance. At January 30, 2021, the valuation allowance, net of federal tax benefit, totaled $1.7 million.

The effective income tax rate for fiscal 2020, 2019 and 2018 included the recognition of benefits arising from various federal and state tax credits. Under current IRS and state income tax regulations, these credits may be carried back for one year or carried forward for periods up to 20 years. The income tax benefit included $1.7 million related to such credits in each of fiscal 2020, 2019 and 2018.

6.Stockholders’ Equity

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

In November 2019, the Company’s board of directors approved a new program that authorized the purchase of up to $25.0 million in shares of the Company’s common stock. Under this program in the fourth quarter of fiscal 2019, the Company repurchased 841,243 shares of its common stock in the open market at an aggregate cost of $18.8 million. During February of fiscal 2020, the Company repurchased 260,254 shares of its common stock at an aggregate cost of $6.3 million.

In March 2020, the Company’s board of directors approved a $30.0 million stock repurchase program. Due to the uncertainty stemming from the COVID-19 pandemic, on March 23, 2020, the Company temporarily suspended any repurchases. On September 14, 2020, the Company announced the reinstatement of this program. On December 22, 2020, the Company announced that its board of directors approved an additional $30.0 million stock repurchase program. Under these programs in fiscal 2020, the Company repurchased 770,707 shares of its common stock at an aggregate cost of $26.6 million.

Dividends

On March 17, 2020, the Company paid a dividend of $0.08 per common share. On April 28, 2020, the Company announced the suspension of future cash dividends. In 2019, the Company paid a quarterly dividend of $0.08 per common share on March 19, 2019, June 18, 2019, September 17, 2019 and December 24, 2019. Any determination to declare and pay cash dividends for future quarters will be made by the Company’s board of directors.

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

Shares of time-based nonvested restricted stock granted to employees vest in equal installments over three years from the date of grant. Shares issued to directors vest one year from the date of grant. The Company records compensation expense for grants of time-based nonvested restricted stock on a straight line basis over the requisite service period of the stock recipients which is equal to the vesting period of the stock. Total compensation cost for such stock is calculated based on the closing market price on the date of grant multiplied by the number of shares granted. The Company expects to recognize $2.7 million in future compensation expense from the grants of time-based restricted stock over the requisite service period of up to three years.

In March 2019, the Company granted 51,490 RSUs to 19 employees. The RSUs have performance vesting criteria which were based upon the Company achieving adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $63.0 million for the Company’s fiscal year ending January 29, 2022. The number of units earned and vested will increase by 20% if the Company achieves EBITDA of $69.0 million for the same period. In the event that actual performance is below threshold, no award will be made. In addition, the award will be forfeited upon the termination of employment by the recipient prior to January 29, 2022. During 2020, the Company recorded $397,000 of expense related to these RSU grants.

In March 2020, the Company granted 103,767 RSUs to 18 employees. The RSUs have performance vesting criteria based upon the Company achieving certain thresholds of adjusted earnings before interest and taxes (“EBIT”) for the fiscal year ending February 4, 2023. The number of units earned and vested may range from 50% (at threshold performance) to no more than 200% of the target award. In the event that actual performance is below threshold, no award will be made. In addition, the award will be forfeited upon the termination of employment by the recipient prior to February 4, 2023. During 2020, the Company recorded $863,000 of expense related to these RSU grants.

During fiscal 2020, 2019 and 2018, compensation expense arising from nonvested restricted stock grants and RSUs totaled $2.9 million, $2.1 million and $2.2 million, respectively.

The following table summarizes activity related to time-based nonvested restricted stock grants during fiscal 2020:

	Nonvested	Weighted Average
	Restricted	Grant Date
	Shares	Fair Value
Outstanding as of February 1, 2020	171,979	$21.06
Granted	127,880	20.15
Vested	(109,564)	20.31
Forfeited	(15,218)	19.26
Outstanding as of January 30, 2021	175,077	$21.02

In March 2018, the Company granted 8,400 RSUs to one employee for which vesting was based upon the Company’s stock achieving certain thresholds. On the date of grant, the Company expensed $137,000 based upon the estimated fair market value. One threshold for vesting was achieved in 2018. No thresholds were achieved in 2019 and the grant expired on January 31, 2020 when the recipient left the Company.

In March 2018, the Company granted 8,401 RSUs to one employee for which vesting was based upon achieving certain thresholds of adjusted EBITDA. During 2018, the Company expensed $78,000 based upon the estimated fair market value. No thresholds were achieved in 2018 or 2019 and the grant expired January 31, 2020 when the recipient left the Company.

Income tax benefits or deficiencies arising from the fair market value of restricted stock shares at vesting versus the cumulative compensation cost of such shares are recorded as a component of income tax expense in the Company’s consolidated statement of operations. Such income tax expense (benefits) totaled $58,000, $83,000 and ($140,000) in fiscal 2020, 2019 and 2018, respectively.

7.Commitments and Contingencies

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

8.Leases

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

Total lease cost is comprised of operating lease costs, short-term lease costs and variable lease costs, which include rent paid as a percentage of sales, common area maintenance, real estate taxes and insurance for the Company’s real estate leases. Lease cost consists of the following (in thousands):

	Fiscal Year
	2020	2019
Operating lease cost	$50,446	$51,213
Variable lease cost	8,159	5,791
Short term lease cost	1,459	1,061
Total lease cost	$60,064	$58,065

In response to the impact of the COVID-19 pandemic on the Company’s operations, the Company suspended certain lease payments under its existing lease agreements. During the suspension of payments, the Company continued to recognize expenses and liabilities for lease obligations and corresponding right-of-use assets on the balance sheet in accordance with the applicable accounting guidance. The Company is engaging in ongoing discussions with certain landlords regarding the potential restructuring of lease payments and rent concessions. In fiscal 2020, the Company negotiated contractual rent concessions on certain leases in the form of early renewals, rent deferrals and rent abatements. The Company elected to account for qualifying COVID-19 related rent concessions as if they were part of the enforceable rights and obligations under the existing lease agreements, as permitted by the updated guidance provided by the FASB in April 2020. As a result of this election, the Company recognized rent abatement credits of approximately $1.0 million in fiscal 2020.

Future minimum lease payments as of January 30, 2021 are as follows (in thousands):

Fiscal Year	Lease Costs
2021	$51,435
2022	45,537
2023	37,714
2024	29,308
2025	18,978
Thereafter	26,717
Total future minimum lease payments	209,689
Less: imputed interest	(16,878)	(1)
Total present value of lease liabilities	$192,811	(2)

(1)	Calculated using the discount rate for each lease.
(2)	Includes short-term and long-term operating leases.

Certain operating leases provide for fixed monthly rents, while others provide for contingent rents computed as a percentage of net sales and others provide for a combination of both fixed monthly rents and contingent rents computed as a percentage of net sales.

Supplemental cash flow and other information related to operating leases are as follows (in thousands, except for weighted average amounts):

	Fiscal Year
	2020	2019
Cash paid for operating leases	$47,075	$49,704
Right of use assets obtained in exchange for new operating lease liabilities	$60,144	$82,954

Weighted average remaining lease term (years) - operating leases	5.12	5.13
Weighted average discount rate - operating leases	3.11%	3.49%

9.Valuation and Qualifying Accounts

The following table summarizes the allowances for inventory shrinkage and deferred tax assets (in thousands):

	Allowance for	Allowance for
	Inventory	Deferred Tax
	Shrinkage	Assets
Balance as of February 3, 2018	$3,504	$1,624
Additions charged to costs and expenses	9,643	—
Deductions	(10,033)	(9)
Balance as of February 2, 2019	3,114	1,615
Additions charged to costs and expenses	9,759	99
Deductions	(9,919)	—
Balance as of February 1, 2020	2,954	1,714
Additions charged to costs and expenses	6,393	—
Deductions	(4,115)	—
Balance as of January 30, 2021	$5,232	$1,714

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

10.Unaudited Quarterly Results of Operations

		Fiscal 2020				Fiscal 2019
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

			(in thousands, except per share amounts)
Statement of Operations Data:
Net sales	$251,919	$199,100	$216,151	$116,124	$211,013	$183,050	$182,830	$205,032

Cost of sales (exclusive of depreciation shown separately below)	(144,274)	(115,827)	(127,147)	(84,370)	(127,311)	(114,579)	(114,612)	(128,238)
Selling, general and administrative expenses	(79,269)	(69,230)	(57,623)	(54,076)	(67,654)	(65,539)	(62,989)	(63,447)
Depreciation	(4,677)	(4,703)	(4,933)	(4,946)	(4,794)	(4,520)	(4,607)	(4,614)
Asset impairment	—	—	—	(286)	—	—	(472)	—
Income (loss) from operations	23,699	9,340	26,448	(27,554)	11,254	(1,588)	150	8,733
Interest, net	(40)	(189)	(363)	54	322	382	374	341

Income (loss) before income taxes	23,659	9,151	26,085	(27,500)	11,576	(1,206)	524	9,074
Income tax (expense) benefit	(5,621)	(2,186)	(6,218)	6,608	(2,154)	122	(147)	(1,286)
Net income (loss)	$18,038	$6,965	$19,867	$(20,892)	$9,422	$(1,084)	$377	$7,788

Net income (loss) per common share: (1)
Basic	$1.83	$0.67	$1.90	$(2.00)	$0.84	$(0.09)	$0.03	$0.65
Diluted	$1.81	$0.67	$1.90	$(2.00)	$0.84	$(0.09)	$0.03	$0.65
Weighted average shares used to compute net income (loss) per common share:
Basic	9,872	10,365	10,451	10,443	11,202	11,636	11,882	11,976
Diluted	9,969	10,401	10,458	10,443	11,271	11,636	11,882	12,006
(1)	Net income (loss) per share is computed independently for each period presented. As a result, the total of net income (loss) per share for the four quarters may not equal the annual amount.