Form 10-Q
period 2021-05-01
Citi Trends Inc
filed 2021-06-09
CIK 1318484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2021

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

As of May 17, 2021, the registrant had 9,287,006 outstanding shares of common stock, $0.01 par value per share.

CITI TRENDS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Citi Trends, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share data)

	May 1,	January 30,
	2021	2021
Assets
Current assets:
Cash and cash equivalents	$131,276	$123,177
Inventory	101,803	103,845
Prepaid and other current assets	19,290	17,420
Total current assets	252,369	244,442
Property and equipment, net of accumulated depreciation of $281,842 and $279,080 as of May 1, 2021 and January 31, 2021, respectively	65,532	63,514
Operating lease right of use assets	184,694	179,673
Deferred income taxes	5,141	6,195
Other assets	1,441	769
Total assets	$509,177	$494,593

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$109,723	$84,832
Operating lease liabilities	48,908	46,983
Accrued expenses	21,247	16,592
Accrued compensation	18,067	29,315
Income tax payable	11,603	4,623
Layaway deposits	807	500
Total current liabilities	210,355	182,845
Noncurrent operating lease liabilities	148,596	145,828
Other long-term liabilities	2,233	2,286
Total liabilities	361,184	330,959

Stockholders’ equity:
Common stock, $0.01 par value. Authorized 32,000,000 shares; 15,973,001 shares issued as of May 1, 2021 and 15,981,394 shares issued as of January 30, 2021; 9,331,012 shares outstanding as of May 1, 2021 and 9,876,901 shares outstanding as of January 30, 2021	158	158
Paid in capital	94,416	95,484
Retained earnings	240,815	209,918
Treasury stock, at cost; 6,641,989 shares held as of May 1, 2021 and 6,104,493 shares held as of January 30, 2021	(187,396)	(141,926)
Total stockholders’ equity	147,993	163,634

Commitments and contingencies (Note 8)
Total liabilities and stockholders’ equity	$509,177	$494,593

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Thirteen Weeks Ended
	May 1,	May 2,
	2021	2020
Net sales	$285,381	$116,124

Cost of sales (exclusive of depreciation)	(163,791)	(84,370)
Selling, general and administrative expenses	(77,892)	(54,076)
Depreciation	(4,697)	(4,946)
Asset impairment	—	(286)
Income (loss) from operations	39,001	(27,554)
Interest income	4	217
Interest expense	(47)	(163)
Income (loss) before income taxes	38,958	(27,500)
Income tax (provision) benefit	(8,061)	6,608
Net income (loss)	$30,897	$(20,892)

Basic net income (loss) per common share	$3.27	$(2.00)
Diluted net income (loss) per common share	$3.23	$(2.00)

Weighted average number of shares outstanding
Basic	9,450	10,443
Diluted	9,571	10,443

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Thirteen Weeks Ended
	May 1,	May 2,
	2021	2020
Operating activities:
Net income (loss)	$30,897	$(20,892)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,697	4,946
Non-cash operating lease costs	12,210	11,756
Asset impairment	—	286
Loss on disposal of property and equipment	53	4
Deferred income taxes	1,054	(7,665)
Insurance proceeds related to operating activities	451	—
Non-cash stock-based compensation expense	1,087	469
Changes in assets and liabilities:
Inventory	1,653	16,373
Prepaid and other current assets	(1,932)	4,201
Other assets	(402)	1
Accounts payable	24,530	14,030
Accrued expenses and other long-term liabilities	(8,598)	(6,795)
Accrued compensation	(11,248)	(5,490)
Income tax payable	6,980	1,101
Layaway deposits	307	495
Net cash provided by operating activities	61,739	12,820
Investing activities:
Sales/redemptions of investment securities	—	43,754
Purchases of investment securities	—	(522)
Purchases of property and equipment	(5,936)	(3,981)
Insurance proceeds related to investing activities	191	—
Net cash (used in) provided by investing activities	(5,745)	39,251
Financing activities:
Borrowings under revolving credit facility	—	43,700
Payments of debt issuance costs	(270)	—
Cash used to settle withholding taxes on the vesting of nonvested restricted stock	(2,155)	(479)
Dividends paid to stockholders	—	(831)
Repurchases of common stock	(45,470)	(6,254)
Net cash (used in) provided by financing activities	(47,895)	36,136
Net increase in cash and cash equivalents	8,099	88,207
Cash and cash equivalents:
Beginning of period	123,177	19,923
End of period	$131,276	$108,130

Supplemental disclosures of cash flow information:
Cash paid for interest	$32	$163
Cash payments (refunds) of income taxes	$27	$(45)
Supplemental disclosures of non-cash investing activities:
Accrual for purchases of property and equipment	$1,023	$936

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Paid in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balances — January 30, 2021	15,981,394	$158	$95,484	$209,918	6,104,493	$(141,926)	$163,634
Issuance of nonvested shares under incentive plan	17,278	—	—	—	—	—	—
Forfeiture of nonvested shares	(3,005)	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,087	—	—	—	1,087
Net share settlement of nonvested shares	(22,666)	—	(2,155)	—	—	—	(2,155)
Repurchase of common stock	—	—	—	—	537,496	(45,470)	(45,470)
Net income	—	—	—	30,897	—	—	30,897
Balances — May 1, 2021	15,973,001	$158	$94,416	$240,815	6,641,989	$(187,396)	$147,993

	Common Stock		Paid in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balances — February 1, 2020	15,907,666	$157	$93,180	$186,772	5,073,532	$(109,065)	$171,044
Vesting of nonvested restricted stock units	—	1	—	—	—	—	1
Issuance of nonvested shares under incentive plan	86,025	—	—	—	—	—	—
Stock-based compensation expense	—	—	469	—	—	—	469
Net share settlement of nonvested shares	(34,487)	—	(479)	—	—	—	(479)
Repurchase of common stock	—	—	—	—	260,254	(6,254)	(6,254)
Dividends paid to stockholders ($0.08 per common share)	—	—	—	(831)	—	—	(831)
Net loss	—	—	—	(20,892)	—	—	(20,892)
Balances — May 2, 2020	15,950,332	$158	$93,170	$165,049	5,333,786	$(115,319)	$143,058

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

May 1, 2021

1. Significant Accounting Policies

Basis of Presentation

Citi Trends, Inc. and its subsidiary (the “Company”) is a growing specialty value retailer of apparel, accessories and home trends primarily for African American and Latinx families. As of May 1, 2021, the Company operated 584 stores in urban, suburban and rural markets in 33 states.

The condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim reporting and are unaudited. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The condensed consolidated balance sheet as of January 30, 2021 is derived from the audited financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2021 (the “2020 Form 10-K”). These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the 2020 Form 10-K. Operating results for the first quarter of 2021 are not necessarily indicative of the results that may be expected for the fiscal year, as a result of the seasonality of the business and the current uncertainty surrounding the economic impact of the novel coronavirus (“COVID-19”) pandemic and the duration and extent of any economic stimulus programs.

Fiscal Year

The following contains references to fiscal years 2021 and 2020, which represent fiscal years ending or ended on January 29, 2022 and January 30, 2021, respectively. Fiscal 2021 and 2020 both have 52-week accounting periods.

Recently Adopted Accounting Standards

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have an immaterial impact on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), which removes certain exceptions in the application of Topic 740 for franchise taxes, investments, intra-period allocations and interim calculations, and also adds guidance to reduce complexity in accounting for income taxes. The Company adopted ASU 2019-12 on January 31, 2021.The adoption of the new standard did not have a material impact to the Company’s consolidated financial position, results of operations or cash flows.

2. COVID-19 Update

In March 2020, the World Health Organization declared the spread of the coronavirus (“COVID-19”) a global pandemic. During 2020 and continuing into 2021, the global economy has been, and continues to be, affected by COVID-19. The pandemic has caused and may continue to cause significant disruptions in the U.S. economy as the virus continues to spread or has a resurgence in certain jurisdictions. Measures have been implemented by the U.S. government in an effort to contain the virus, including lockdowns, physical distancing, travel restrictions, limitations on public gatherings, work from home and restrictions on nonessential businesses.

The COVID-19 pandemic has resulted in periods of disruption for the Company, including the temporary closure of stores and limited store operating hours, reduced customer traffic and consumer spending, and delays in the manufacturing and shipping of products. The Company saw improvement in its financial results and positive trends during the latter half of fiscal 2020 and into the first quarter of 2021 as certain governments began to gradually ease restrictions and provide economic stimulus and vaccine distribution accelerated, leading to an increase in spending and increased customer demand. The Company expects continued uncertainty in its business and the global economy, although the extent and duration is unknown, by the COVID-19 pandemic and its effects on the economy in a variety of ways, potentially including volatility in employment trends and consumer confidence, the direction or extent of current or future restrictive actions that may be imposed by governments or public health authorities, timing and effectiveness of vaccines, the duration and extent of any economic stimulus programs, supply chain interruptions, increased distribution and transportation costs, increased payroll expenses, and increased costs in an effort to maintain safe work and shopping environments. The impacts of the pandemic have had, and may continue to have, an adverse impact on the Company’s financial condition, results of operations and liquidity. The Company will continue to monitor the effects of COVID-19 and take the necessary actions to serve our associates, customers, communities and shareholders.

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

The dilutive effect of stock-based compensation arrangements is accounted for using the treasury stock method. The Company includes as assumed proceeds the amount of compensation cost attributed to future services and not yet recognized. For the first quarters of 2021 and 2020, there were 38,000 and 179,000 shares of nonvested restricted stock, respectively, excluded from the calculation of diluted earnings per share because of antidilution.

The following table provides a reconciliation of the weighted average number of common shares outstanding used to calculate basic earnings per share to the number of common shares and common stock equivalents outstanding used in calculating diluted earnings per share:

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
Weighted average number of common shares outstanding	9,449,792	10,442,636
Incremental shares from assumed vesting of nonvested restricted stock	121,044	—
Weighted average number of common shares and common stock equivalents outstanding	9,570,836	10,442,636

5. Impairment of Assets

If facts and circumstances indicate that a long-lived asset or operating lease right-of-use asset may be impaired, the carrying value is reviewed. If this review indicates that the carrying value of the asset will not be recovered as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value. There was no impairment expense recorded in the first quarter of 2021. In the first quarter of 2020, non-cash impairment charges related to an underperforming store totaled $0.3 million, comprised of $0.2 million for an operating lease right-of-use asset and $0.1 million for leasehold improvements and fixtures and equipment.

6. Revolving Credit Facility

In October 2011, the Company entered into a five-year, $50 million credit facility with Bank of America. The facility was amended in August 2015 and May 2020 to extend the maturity dates. The facility was amended again on April 15, 2021 to modify terms and extend the maturity date to April 15, 2026. The amended facility provides a $75 million credit commitment and a $25 million uncommitted “accordion” feature that under certain circumstances could allow the Company to increase the size of the facility to $100 million. The facility is secured by the Company’s inventory, accounts receivable and related assets, but not its real estate, fixtures and equipment, and it contains one financial covenant, a fixed charge coverage ratio, which is applicable and tested only in certain circumstances. The facility has an unused commitment fee of 0.20% and permits the payment of cash dividends subject to certain limitations. Borrowings under the credit facility bear interest (a) for

Eurodollar Loans, at a rate equal to the Eurodollar Rate plus either 1.25%, 1.50% or 1.75%, or (b) for Base Rate Loans, at a rate equal to the highest of (i) the prime rate, (ii) the Federal Funds Rate plus 0.5% or (iii) the Eurodollar Rate plus 1.0%, plus, in each case either 0.25%, 0.50% or 0.75%, based in any such case on the average daily availability for borrowings under the facility.

7. Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. If there is a change in tax rates, the Company would recognize the impact of such change in income in the period that includes the enactment date.

For the first quarter of 2021, the Company utilized the annual effective tax rate method to calculate income taxes. For the first quarter of 2020, the Company utilized the discrete effective tax rate method based on the determination that the full-year tax rate was not reliably predictable. The tax rate was 20.7% for the first quarter of 2021, compared to 24.0% (benefit) for the first quarter of 2020. The difference in the tax rate was due to pretax income for the first quarter of 2021 compared to a pretax loss in the prior year.

8. Commitments and Contingencies

The Company from time to time is involved in various legal proceedings incidental to the conduct of its business, including claims by customers, landlords, employees or former employees. Once it becomes probable that the Company will incur costs in connection with a legal proceeding and such costs can be reasonably estimated, the Company establishes appropriate reserves. While legal proceedings are subject to uncertainties and the outcome of any such matter is not predictable, the Company is not aware of any legal proceedings pending or threatened against it that it expects to have a material adverse effect on its financial condition, results of operations or liquidity.

9. Stock Repurchases and Cash Dividends

Repurchases of Common Stock

In November 2019, the Company’s board of directors approved a program that authorized the repurchase of up to $25.0 million in shares of the Company’s common stock. During the first quarter of 2020, the Company repurchased 260,254 shares of its common stock at an aggregate cost of $6.3 million.

In March 2020, the Company’s board of directors approved another program that authorized the repurchase of up to $30.0 million in shares of the Company’s common stock. Shortly thereafter, due to the economic uncertainty stemming from the COVID-19 pandemic, the Company temporarily suspended any repurchases. In September 2020, the Company announced the reinstatement of this program. In December 2020, the Company announced that its board of directors approved an additional $30.0 million stock repurchase program. In the first quarter of 2021, the Company repurchased 287,496 shares of its common stock under this program at an aggregate cost of $23.6 million. In addition, on March 23, 2021, the Company completed a block repurchase of 250,000 shares of its common stock at an aggregate cost of $21.9 million.

On June 2, 2021, the Company announced that its board of directors approved another program that authorized the repurchase of up to $30.0 million in shares of the Company’s common stock.

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

In the following table, the Company’s revenue from contracts with customers is disaggregated by major product line. The percentage of net sales related to each classification of its merchandise assortment was approximately:

	Thirteen Weeks Ended
	May 1,	May 2,
	2021	2020
Ladies	29%	28%
Kids	20%	22%
Mens	18%	16%
Accessories & Beauty	17%	16%
Home & Lifestyle	8%	8%
Footwear	8%	10%

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

Total lease cost is comprised of operating lease costs, short-term lease costs, and variable lease costs, which include rent paid as a percentage of sales, common area maintenance, real estate taxes and insurance for the Company’s real estate leases. Lease costs consisted of the following (in thousands):

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
Operating lease cost	$12,953	$12,553
Variable lease cost	2,981	1,793
Short term lease cost	316	364
Total lease cost	$16,250	$14,710

In response to the impact of the COVID-19 pandemic on the Company’s operations, the Company suspended certain lease payments in 2020 under its existing lease agreements. During the suspension of payments, the Company continued to recognize expenses and liabilities for lease obligations and corresponding right-of-use assets on the balance sheet in accordance with the applicable accounting guidance. The Company is engaging in ongoing discussions with landlords regarding the potential restructuring of lease payments and rent concessions. As of May 1, 2021, the Company negotiated contractual rent concessions on many leases in the form of early renewals, rent deferrals and rent abatements. The Company elected to account for qualifying COVID-19 related rent concessions as if they were part of the enforceable rights and obligations under the existing lease agreements, as permitted by the updated guidance provided by the FASB in April 2020. As a result of this election, the Company recognized rent abatement credits of approximately $0.1 million during the first quarter of 2021.

Future minimum lease payments as of May 1, 2021 are as follows (in thousands):

Fiscal Year	Lease Costs
Remainder of 2021	$38,533
2022	48,529
2023	40,631
2024	32,395
2025	22,253
Thereafter	32,418
Total future minimum lease payments	214,759
Less: imputed interest	(17,255)	(1)
Total present value of lease liabilities	$197,504	(2)

(1)	Calculated using the discount rate for each lease.
(2)	Includes short-term and long-term portions of operating lease liabilities.

Certain operating leases provide for fixed monthly rents, while others provide for contingent rents computed as a percentage of net sales and others provide for a combination of both fixed monthly rents and contingent rents computed as a percentage of net sales.

Supplemental cash flows and other information related to operating leases are as follows (in thousands, except for weighted average amounts):

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
Cash paid for operating leases	$13,919	$4,032
Right of use assets obtained in exchange for new operating lease liabilities	$17,529	$8,962

Weighted average remaining lease term (years) - operating leases	5.17	5.20
Weighted average discount rate - operating leases	3.07%	3.45%

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

The factors that may result in actual results differing from such forward-looking information include, but are not limited to: uncertainties relating to general economic conditions, including any deterioration whether caused by acts of war, terrorism, political or social unrest (including any resulting store closures, damage or loss of inventory); the ongoing COVID-19 pandemic and associated containment and remediation efforts; the potential negative impacts of COVID-19 on the global economy and foreign sourcing; the impacts of COVID-19 on the Company's financial condition, business operation and liquidity, including the re-closure of any or all of the Company’s retail stores and distribution centers, growth risks, consumer spending patterns; competition within the industry; competition in our markets; the ability to anticipate and respond to fashion trends; the duration and extent of any economic stimulus programs; transportation and distribution delays or interruptions; changes in freight rates; the Company’s ability to negotiate effectively the cost and purchase of merchandise; inventory risks due to shifts in market demand; the Company’s ability to gauge fashion trends and changing consumer preferences; changes in consumer spending on apparel; changes in product mix; interruptions in suppliers’ businesses; the results of pending or threatened litigation; temporary changes in demand due to weather patterns; seasonality of the Company’s business; delays associated with building, opening and operating new stores; delays associated with building, opening or expanding new or existing distribution centers; and other factors described in the section titled “Item 1A. Risk Factors” and elsewhere in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2021 and in Part II, “Item 1A. Risk Factors” and elsewhere in the Company’s Quarterly Reports on Form 10-Q and any amendments thereto and in the other documents the Company files with the SEC, including reports on Form 8-K.

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

Overview

We are a growing specialty value retailer of apparel, accessories and home trends primarily for African American and Latinx families. Our high-quality and trend-right merchandise offerings at everyday low prices are designed to appeal to the fashion and trend preferences of value-conscious customers. As of May 1, 2021, we operated 584 stores in urban, suburban and rural markets in 33 states.

COVID-19 Pandemic

In March 2020, the World Health Organization declared COVID-19 a global pandemic. Since that time, the global economy has been, and continues to be, affected by COVID-19. The pandemic has caused and may continue to cause significant disruptions in the U.S. economy as the virus continues to spread or has a resurgence in certain jurisdictions. Effective March 20, 2020, we temporarily closed all of our retail store locations and distribution centers as governments implemented measures in an effort to contain the virus, including lockdowns, physical distancing, travel restrictions, limitations on public gatherings, work from home and restrictions on nonessential businesses. At the end of April 2020, we started to reopen stores in select states in accordance with government guidelines. As of July 18, 2020, we safely reopened all of our stores. The COVID-19 pandemic has resulted in a period of disruption, including the temporary closure of our stores and limited store operating hours, reduced customer traffic and consumer spending, and delays in the manufacturing and shipping of products. We saw improvement in our financial results and positive trends during the latter half of fiscal 2020 and into the first quarter of 2021 as certain governments began to gradually ease restrictions and provide economic stimulus and vaccine distribution accelerated, leading to an increase in spending and increased customer demand.

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

We expect continued uncertainty in our business and the global economy, although the extent and duration is unknown, by the COVID-19 pandemic and its effects on the economy in a variety of ways, potentially including volatility in employment trends and consumer confidence, the direction or extent of current or future restrictive actions that may be imposed by governments or public health authorities, timing and effectiveness of vaccines, the duration and extent of any economic stimulus programs, supply chain interruptions, increased distribution and transportation costs, increased payroll expenses, and increased costs in an effort to maintain safe work and shopping environments. Due to the significant uncertainty surrounding the COVID-19 pandemic and its effects, there may be consequences that we do not anticipate at this time or that develop in unexpected ways. The impacts of the pandemic have had, and may continue to have, an adverse impact on the Company’s financial condition, results of operations and liquidity. We will continue to monitor the effects of COVID-19 and take the necessary actions to serve our associates, customers, communities and shareholders.

For a further discussion of trends, uncertainties and other factors that could affect our future operating results related to the effects of the COVID-19 pandemic, see the section entitled "RISK FACTORS" in ITEM 1A in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2021.

Accounting Periods

The following discussion contains references to fiscal years 2021 and 2020, which represent fiscal years ending or ended on January 29, 2022 and January 30, 2021, respectively. Fiscal 2021 and fiscal 2020 both have 52-week accounting periods. This discussion and analysis should be read with the unaudited condensed consolidated financial statements and the notes thereto contained in Part 1, Item 1 of this report.

Results of Operations

The following discussion of the Company’s financial performance is based on the unaudited condensed consolidated financial statements set forth herein. The nature of the Company’s business is seasonal. Historically, sales in the first and fourth quarters have been higher than sales achieved in the second and third quarters of the fiscal year. Expenses and, to a greater extent, operating income, vary by quarter. Results of a period shorter than a full year may not be indicative of results expected for the entire year, particularly in light of the current uncertainty surrounding the economic impact of the COVID-19 pandemic. Furthermore, as a result of the closure of our stores for at least five weeks in fiscal 2020 related to the COVID-19 pandemic, comparisons of expense ratios and year-over-year trends are not a meaningful way to evaluate our operating results for the first quarter of 2021.

Key Operating Statistics

We measure performance using key operating statistics. One of the main performance measures we use is comparable store sales growth. We define a comparable store as a store that has been opened for an entire fiscal year. Therefore, a store will not be considered a comparable store until its 13th month of operation at the earliest or until its 24th month at the latest. As an example, stores opened in fiscal 2020 and fiscal 2021 are not considered comparable stores in fiscal 2021. Relocated and expanded stores are included in the comparable store sales results. Stores that are closed permanently or for an extended period are excluded from the comparable store sales results. We also use other operating statistics, most notably average sales per store, to measure our performance. As we typically occupy existing space in established shopping centers rather than sites built specifically for our stores, store square footage (and therefore sales per square foot) varies by store. We focus on overall store sales volume as the critical driver of profitability. In addition to sales, we measure cost of sales as a percentage of sales and store operating expenses, with a particular focus on labor, as a percentage of sales.

These results translate into store level contribution, which we use to evaluate overall performance of each individual store. Finally, we monitor corporate expenses against budgeted amounts.

Thirteen Weeks Ended May 1, 2021 and May 2, 2020

Net Sales. Net sales increased $169.3 million, or 145.8%, to $285.4 million in the first quarter of 2021 from $116.1 million in the first quarter of 2020. The increase in sales was due to a 142.0% increase in comparable store sales and the opening of 17 new stores since the end of the first quarter last year, partially offset by the impact of closing seven stores. The increase in comparable store sales was due primarily to the temporary closure in the first quarter of last year of all 574 of our stores as a result of the COVID-19 pandemic. Compared to the first quarter of 2019, comparable store sales in the first quarter of 2021 increased 35.0%, driven primarily by an increase in the average basket combined with a slight increase in the number of transactions.

Cost of sales (exclusive of depreciation). Cost of sales (exclusive of depreciation) increased $79.4 million, or 94.1%, to $163.8 million in the first quarter of 2021 from $84.4 million in the first quarter of 2020. Cost of sales as a percentage of sales decreased to 57.4% in the first quarter of 2021 from 72.7% in the first quarter of 2020, due primarily to a decrease of 1,330 basis points in merchandise markdowns, as more markdowns were taken in the first quarter last year on transitional or seasonal merchandise due to our temporary store closures. Compared to the first quarter of 2019, cost of sales decreased 510 basis points, due to an improvement of 490 basis points in the core merchandise margin (initial mark-up, net of markdowns) and an improvement of 100 basis points in shrinkage, partially offset by an increase of 80 basis points in freight costs as a result of pressures in the trucking industry.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $23.8 million, or 44.0%, to $77.9 million in the first quarter of 2021 from $54.1 million in the first quarter of 2020. The increase was due primarily to expense reductions in the first quarter of 2020 due to the pandemic, consisting of lower payroll costs as a result of associate furloughs and decreases in other variable costs such as credit card processing fees and travel expenses. As a percentage of sales, selling, general and administrative expenses decreased to 27.3% in the first quarter of 2021 from 46.6% in the first quarter of 2020 and 30.9% in the first quarter of 2019.

Depreciation. Depreciation expense decreased $0.2 million, or 5.0%, to $4.7 million in the first quarter of 2021 from $4.9 million in the first quarter of 2020.

Asset Impairment. There was no impairment expense recorded in the first quarter of 2021. In the first quarter of 2020, impairment charges related to an underperforming store totaled $0.3 million, comprised of $0.2 million for an operating lease right-of-use asset and $0.1 million for leasehold improvements and fixtures and equipment.

Income Tax Expense/Benefit. Income tax expense was $8.1 million in the first quarter of 2021 compared to an income tax benefit of $6.6 million in the first quarter of 2020, as a result of pretax income this year versus the pretax loss in the first quarter of last year.

Net Income/Loss. Net income was $30.9 million in the first quarter of 2021 compared to a net loss of $20.9 million in the first quarter of 2020 due to the factors discussed above.

Liquidity and Capital Resources

Our principal sources of liquidity consist of: (i) cash and cash equivalents (which equaled $131.3 million as of May 1, 2021); (ii) short-term trade credit; (iii) cash generated from operations on an ongoing basis as we sell our merchandise inventory; and (iv) a revolving credit facility with a $75.0 million credit commitment (with no borrowings as of May 1, 2021). Trade credit represents a significant source of financing for inventory purchases and arises from customary payment terms and trade practices with our vendors.

Cash Flows From Operating Activities. Net cash provided by operating activities was $61.7 million in the thirteen weeks ended May 1, 2021 compared to $12.8 million in the same period of 2020. Sources of cash in the first quarter of 2021 included net income (adjusted for insurance proceeds and non-cash expenses) totaling $50.4 million (compared to a net loss in the first quarter of 2020). Other significant sources of cash in the first quarter of 2021 included (1) a $24.5 million increase in accounts payable (compared to a $14.0 million increase in the first quarter of 2020) due to a high volume of merchandise receipts during the final two months of the third quarter of 2020, with nearly all of such purchases still in accounts payable at the end of the quarter; and (2) a $7.0 million increase in income tax payable (compared to a $1.1 million decrease in income tax receivable in the first quarter of 2020).

Significant uses of cash during the first quarter of 2021 included (1) an $11.2 million decrease in accrued compensation (compared to a $5.5 million decrease in the first quarter of 2020) due to payment in the first quarter of 2021 of incentive compensation accrued in fiscal 2020; and (2) an $8.6 million decrease in accrued expenses and other long-term liabilities (compared with a $6.8 million decrease in the first quarter of 2020) due primarily to payments of operating lease liabilities.

Cash Flows From Investing Activities. Cash used in investing activities was $5.7 million in the first quarter of 2021 compared to cash provided of $39.3 million in the first quarter of 2020. Cash used in the first quarter of 2021 consisted primarily of purchases of property and equipment. Cash provided in the first quarter of 2020 was primarily from the sales of investment securities due to the pandemic, partially offset by $4.0 million used for purchases of property and equipment.

Cash Flows From Financing Activities. Cash used in financing activities was $47.9 million in the first quarter of 2021 compared to cash provided from financing activities of $36.1 million in the first quarter of 2020. The principal use of cash in the first quarter of 2021 was share repurchases of $45.5 million. Cash provided in the first quarter of 2020 was the result of a drawdown of $43.7 million on our revolving credit facility due to the pandemic, partially offset by $7.1 million of combined share repurchases and dividend payments.

Cash Requirements

Our cash requirements are primarily for working capital and capital expenditures for stores, distribution infrastructure and information systems. Historically, we have met these cash requirements using cash flow from operations and short-term trade credit. We have also used cash to repurchase stock under our stock repurchase program. In the first quarter of 2021, pursuant to our stock repurchase program, we repurchased 287,496 shares of our common stock at an aggregate cost of $23.6 million. In addition, we repurchased in a block trade 250,000 shares of our common stock at an aggregate cost of $21.9 million.

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

There have been no material changes to the Critical Accounting Policies outlined in the Company’s Annual Report on Form 10-K for the year ended January 30, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risk during the thirteen weeks ended May 1, 2021 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended January 30, 2021.

Item 4. Controls and Procedures.

We have carried out an evaluation under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 1, 2021 pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based on that evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information has been accumulated and communicated to our management, including the officers who certify our financial reports, as appropriate, to allow timely decisions regarding the required disclosures.

Our disclosure controls and procedures are designed to provide reasonable assurance that the controls and procedures will meet their objectives. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended May 1, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the Risk Factors described under the section “ITEM 1A. RISK FACTORS” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Information on Share Repurchases

The number of shares of common stock repurchased by the Company during the first quarter of fiscal 2021 and the average price paid per share are as follows:

				Maximum number (or
			Total number of shares	approximate dollar value)
			purchased as part of	of shares that may yet be
	Total number of	Average price paid	publicly announced	purchased under the plans
Period	shares purchased	per share (1)	plans or programs (2)	or programs (2)
February (1/31/21 - 2/27/21)	103,353	$68.13	103,353	$26,377,613
March (2/28/21 - 04/03/21) (3)	349,576	$86.30	99,576	$18,062,197
April (4/4/21 - 5/1/21)	84,567	$97.68	84,567	$9,803,187
Total	537,496		287,496

(1)	Includes commissions for the shares repurchased under the stock repurchase program.
(2)

On March 13, 2020 the Company announced that its board of directors approved a $30.0 million stock repurchase program. On December 22, 2020, the Company announced that its board of directors approved an additional $30.0 million stock repurchase program. Neither program has an expiration date.

(3)	On March 23, 2021, the Company completed a block repurchase of 250,000 shares of its common stock at a per share price of $87.40 for an aggregate cost of $21.9 million.

On June 2, 2021, the Company announced that its board of directors approved another program that authorized the repurchase of up to $30.0 million in shares of the Company’s common stock.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2018).

10.1

Third Amendment to Credit Agreement, dated as of April 15, 2021, by and among Citi Trends, Inc., as Borrower, Citi Trends Marketing Solutions, Inc., as Guarantor, and Bank of America, N.A., as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 15, 2021).

10.2	Employment Non-Compete, Non-Solicit and Confidentiality Agreement, dated as of April 6, 2021, between Citi Trends, Inc. and Jessica G. Berkowitz.*

10.3	Severance Agreement, dated as of April 6, 2021, between Citi Trends, Inc. and Jessica G. Berkowitz.*

10.4	Form of Restricted Stock Unit Award Agreement for Employees under the Citi Trends, Inc. 2012 Incentive Plan (Performance Based Vesting – EBIT Target).*

31.1	Certification of Principal Executive Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.* †

101	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.*

104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.*

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and the undersigned also has signed this report in her capacity as the Registrant’s Chief Financial Officer (Principal Financial Officer).

CITI TRENDS, INC.

Date: June 9, 2021

	By:	/s/ Pamela J. Edwards
	Name:	Pamela J. Edwards
	Title:	Chief Financial Officer