Form 10-Q
period 2021-07-31
Citi Trends Inc
filed 2021-09-08
CIK 1318484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2021

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

As of August 16, 2021 the registrant had 9,076,697 outstanding shares of common stock, $0.01 par value per share.

CITI TRENDS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Citi Trends, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share data)

	July 31,	January 30,
	2021	2021
Assets
Current assets:
Cash and cash equivalents	$76,751	$123,177
Short-term investment securities	24,603	—
Inventory	113,186	103,845
Prepaid and other current assets	19,144	17,420
Total current assets	233,684	244,442
Property and equipment, net of accumulated depreciation of $281,874 and $279,080 as of July 31, 2021 and January 30, 2021, respectively	66,524	63,514
Operating lease right of use assets	190,503	179,673
Deferred income taxes	4,086	6,195
Other assets	1,414	769
Total assets	$496,211	$494,593

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$99,177	$84,832
Operating lease liabilities	47,145	46,983
Accrued expenses	19,318	16,592
Accrued compensation	24,481	29,315
Income tax payable	3,642	4,623
Layaway deposits	1,133	500
Total current liabilities	194,896	182,845
Noncurrent operating lease liabilities	156,592	145,828
Other long-term liabilities	2,349	2,286
Total liabilities	353,837	330,959

Stockholders’ equity:
Common stock, $0.01 par value. Authorized 32,000,000 shares; 15,971,349 shares issued as of July 31, 2021 and 15,981,394 shares issued as of January 30, 2021; 9,114,599 shares outstanding as of July 31, 2021 and 9,876,901 shares outstanding as of January 30, 2021	158	158
Paid in capital	95,214	95,484
Retained earnings	253,305	209,918
Treasury stock, at cost; 6,856,750 shares held as of July 31, 2021 and 6,104,493 shares held as of January 30, 2021	(206,303)	(141,926)
Total stockholders’ equity	142,374	163,634

Commitments and contingencies (Note 9)
Total liabilities and stockholders’ equity	$496,211	$494,593

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Thirteen Weeks Ended
	July 31,	August 1,
	2021	2020
Net sales	$237,281	$216,151

Cost of sales (exclusive of depreciation)	(140,542)	(127,147)
Selling, general and administrative expenses	(75,383)	(57,623)
Depreciation	(4,994)	(4,933)
Income from operations	16,362	26,448
Interest income	2	14
Interest expense	(77)	(377)
Income before income taxes	16,287	26,085
Income tax provision	(3,797)	(6,218)
Net income	$12,490	$19,867

Basic net income per common share	$1.37	$1.90
Diluted net income per common share	$1.36	$1.90

Weighted average number of shares outstanding
Basic	9,088	10,451
Diluted	9,178	10,458

Citi Trends, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Twenty-Six Weeks Ended
	July 31,	August 1,
	2021	2020
Net sales	$522,662	$332,275

Cost of sales (exclusive of depreciation)	(304,333)	(211,517)
Selling, general and administrative expenses	(153,275)	(111,699)
Depreciation	(9,691)	(9,879)
Asset impairment	—	(286)
Income (loss) from operations	55,363	(1,106)
Interest income	6	231
Interest expense	(124)	(540)
Income (loss) before income taxes	55,245	(1,415)
Income tax (provision) benefit	(11,858)	390
Net income (loss)	$43,387	$(1,025)

Basic net income (loss) per common share	$4.68	$(0.10)
Diluted net income (loss) per common share	$4.63	$(0.10)

Weighted average number of shares outstanding
Basic	9,269	10,447
Diluted	9,374	10,447

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Twenty-Six Weeks Ended
	July 31,	August 1,
	2021	2020
Operating activities:
Net income (loss)	$43,387	$(1,025)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,691	9,879
Non-cash operating lease costs	24,582	23,829
Asset impairment	—	286
Loss on disposal of property and equipment	76	5
Deferred income taxes	2,109	(565)
Insurance proceeds related to operating activities	454	—
Non-cash stock-based compensation expense	1,901	1,005
Changes in assets and liabilities:
Inventory	(9,733)	43,713
Prepaid and other current assets	(1,786)	(6,729)
Other assets	(375)	(8)
Accounts payable	14,260	(2,239)
Accrued expenses and other long-term liabilities	(22,578)	(13,181)
Accrued compensation	(4,834)	122
Income tax (receivable) payable	(981)	131
Layaway deposits	633	170
Net cash provided by operating activities	56,806	55,393
Investing activities:
Sales/redemptions of investment securities	—	43,754
Purchases of investment securities	(24,603)	(522)
Purchases of property and equipment	(12,003)	(5,839)
Insurance proceeds related to investing activities	192	—
Net cash (used in) provided by investing activities	(36,414)	37,393
Financing activities:
Borrowings under revolving credit facility	—	43,700
Repayments of revolving credit facility	—	(2,100)
Payments of debt issuance costs	(270)	—
Cash used to settle withholding taxes on the vesting of nonvested restricted stock	(2,171)	(483)
Dividends paid to stockholders	—	(831)
Repurchases of common stock	(64,377)	(6,254)
Net cash (used in) provided by financing activities	(66,818)	34,032
Net (decrease) increase in cash and cash equivalents	(46,426)	126,818
Cash and cash equivalents:
Beginning of period	123,177	19,923
End of period	$76,751	$146,741

Supplemental disclosures of cash flow information:
Cash paid for interest	$70	$424
Cash payments of income taxes	$10,730	$44
Supplemental disclosures of non-cash investing activities:
Accrual for purchases of property and equipment	$966	$1,088

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Paid in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balances — January 30, 2021	15,981,394	$158	$95,484	$209,918	6,104,493	$(141,926)	$163,634
Issuance of nonvested shares under incentive plan	17,278	—	—	—	—	—	—
Forfeiture of nonvested shares	(3,005)	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,087	—	—	—	1,087
Net share settlement of nonvested shares	(22,666)	—	(2,155)	—	—	—	(2,155)
Repurchase of common stock	—	—	—	—	537,496	(45,470)	(45,470)
Net income	—	—	—	30,897	—	—	30,897
Balances — May 1, 2021	15,973,001	$158	$94,416	$240,815	6,641,989	$(187,396)	$147,993
Issuance of nonvested shares under incentive plan	4,680	—	—	—	—	—	—
Forfeiture of nonvested shares	(6,161)	—	—	—	—	—	—
Stock-based compensation expense	—	—	814	—	—	—	814
Net share settlement of nonvested shares	(171)	—	(16)	—	—	—	(16)
Repurchase of common stock	—	—	—	—	214,761	(18,907)	(18,907)
Net income	—	—	—	12,490	—	—	12,490
Balances — July 31, 2021	15,971,349	$158	$95,214	$253,305	6,856,750	$(206,303)	$142,374

	Common Stock		Paid in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balances — February 1, 2020	15,907,666	$157	$93,180	$186,772	5,073,532	$(109,065)	$171,044
Vesting of nonvested restricted stock units	—	1	—	—	—	—	1
Issuance of nonvested shares under incentive plan	86,025	—	—	—	—	—	—
Forfeiture of nonvested shares	(8,872)	—	—	—	—	—	—
Stock-based compensation expense	—	—	469	—	—	—	469
Net share settlement of nonvested shares	(34,487)	—	(479)	—	—	—	(479)
Repurchase of common stock	—	—	—	—	260,254	(6,254)	(6,254)
Dividends to stockholders ($0.08 per common share)	—	—	—	(831)	—	—	(831)
Net loss	—	—	—	(20,892)	—	—	(20,892)
Balances — May 2, 2020	15,950,332	$158	$93,170	$165,049	5,333,786	$(115,319)	$143,058
Issuance of nonvested shares under incentive plan	17,808	—	—	—	—	—	—
Stock-based compensation expense	—	—	536	—	—	—	536
Net share settlement of nonvested shares	(192)	—	(4)	—	—	—	(4)
Net income	—	—	—	19,867	—	—	19,867
Balances — August 1, 2020	15,967,948	$158	$93,702	$184,916	5,333,786	$(115,319)	$163,457

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

July 31, 2021

1. Significant Accounting Policies

Basis of Presentation

Citi Trends, Inc. and its subsidiary (the “Company”) is a growing specialty value retailer of apparel, accessories and home trends primarily for African American and Latinx families. As of July 31, 2021, the Company operated 589 stores in urban, suburban and rural markets in 33 states.

The condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim reporting and are unaudited. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The condensed consolidated balance sheet as of January 30, 2021 is derived from the audited financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2021 (the “2020 Form 10-K”). These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the 2020 Form 10-K. Operating results for the second quarter of 2021 are not necessarily indicative of the results that may be expected for the fiscal year as a result of the seasonality of the business and current uncertainty surrounding the economic impact of the novel coronavirus (“COVID-19”) pandemic and the duration and extent of any economic stimulus programs.

Fiscal Year

The following contains references to fiscal years 2021 and 2020, which represent fiscal years ending or ended on January 29, 2022 and January 30, 2021, respectively. Fiscal 2021 and 2020 both have 52-week accounting periods.

2. COVID-19 Pandemic

In March 2020, the World Health Organization declared the spread of the coronavirus (“COVID-19”) a global pandemic.

The pandemic has resulted in periods of disruption for the Company, including the temporary closure of stores and limited store operating hours, reduced customer traffic and consumer spending, and delays in the manufacturing and shipping of products. The Company saw improvement in its financial results and positive trends during the latter half of 2020 and into the first half of 2021 as certain governments began to ease restrictions and provide economic stimulus and vaccine distribution accelerated, leading to an increase in spending and increased customer demand.

The Company expects continued uncertainty in its business and the global economy due to the COVID-19 pandemic, including potential volatility in employment trends and consumer confidence, current or future restrictive actions that may be imposed by governments or public health authorities, the duration and extent of any economic stimulus programs, supply chain interruptions, increased distribution and transportation costs, increased payroll expenses, and increased costs to maintain safe work and shopping environments. The impacts of the pandemic have had, and may continue to have, an adverse impact on the Company’s financial condition, results of operations and liquidity. The Company will continue to monitor the effects of COVID-19 and take the necessary actions to serve our associates, customers, communities and shareholders.

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

The dilutive effect of stock-based compensation arrangements is accounted for using the treasury stock method. The Company includes as assumed proceeds the amount of compensation cost attributed to future services and not yet recognized. For the thirteen weeks ended July 31, 2021 and August 1, 2020, there were 39,000 and 165,000 shares of nonvested restricted stock, respectively, excluded from the calculation of diluted earnings per share because of antidilution. For the twenty-six weeks ended July 31, 2021 and August 1, 2020, there were 38,000 and 173,000 shares of nonvested restricted stock, respectively, excluded from the calculation of diluted earnings per share because of antidilution.

The following table provides a reconciliation of the weighted average number of common shares outstanding used to calculate basic earnings per share to the number of common shares and common stock equivalents outstanding used in calculating diluted earnings per share:

	Thirteen Weeks Ended
	July 31, 2021	August 1, 2020
Weighted average number of common shares outstanding	9,087,709	10,451,194
Incremental shares from assumed vesting of nonvested restricted stock	90,263	6,842
Weighted average number of common shares and common stock equivalents outstanding	9,177,972	10,458,036

	Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020
Weighted average number of common shares outstanding	9,268,751	10,446,915
Incremental shares from assumed vesting of nonvested restricted stock	105,653	—
Weighted average number of common shares and common stock equivalents outstanding	9,374,404	10,446,915

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

As of July 31, 2021, the Company’s investment securities are classified as held-to-maturity since the Company has the intent and ability to hold the investments to maturity. Such securities are carried at amortized cost plus accrued interest and consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
Short-term:
Corporate debt securities (Level 2)	$17,746	$—	$(20)	$17,726
Obligations of states and municipalities (Level 2)	6,857	—	(2)	6,855
	$24,603	$—	$(22)	$24,581

The amortized cost and fair market value of investment securities as of July 31, 2021 by contractual maturity are as follows (in thousands):

		Fair
	Amortized	Market
	Cost	Value
Mature in one year or less	$24,603	$24,581

6. Impairment of Assets

If facts and circumstances indicate that a long-lived asset or operating lease right-of-use asset may be impaired, the carrying value is reviewed. If this review indicates that the carrying value of the asset will not be recovered as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value. There was no impairment expense recorded in the first half of 2021. In the first half of 2020, non-cash impairment charges related to an underperforming store totaled $0.3 million, comprised of $0.2 million for an operating lease right-of-use asset and $0.1 million for leasehold improvements and fixtures and equipment.

7. Revolving Credit Facility

In October 2011, the Company entered into a five-year, $50 million credit facility with Bank of America. The facility was amended in August 2015 and May 2020 to extend the maturity dates. The facility was further amended on April 15, 2021 to modify terms and extend the maturity date to April 15, 2026. The amended facility provides a $75 million credit commitment and a $25 million uncommitted “accordion” feature that under certain circumstances could allow the Company to increase the size of the facility to $100 million. The facility is secured by the Company’s inventory, accounts receivable and related assets, but not its real estate, fixtures and equipment, and it contains one financial covenant, a fixed charge coverage ratio, which is applicable and tested only in certain circumstances. The facility has an unused commitment fee of 0.20% and permits the payment of cash dividends subject to certain limitations. Borrowings under the credit facility bear interest (a) for Eurodollar Loans, at a rate equal to the Eurodollar Rate plus either 1.25%, 1.50% or 1.75%, or (b) for Base Rate Loans, at a rate equal to the highest of (i) the prime rate, (ii) the Federal Funds Rate plus 0.5% or (iii) the Eurodollar Rate plus 1.0%, plus, in each case either 0.25%, 0.50% or 0.75%, based in any such case on the average daily availability for borrowings under the facility. The Company had no borrowings under the credit facility as of July 31, 2021.

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

For the first half of 2021, the Company utilized the annual effective tax rate method to calculate income taxes. For the first half of 2020, the Company utilized the discrete effective tax rate method based on the determination that the full-year tax rate was not reliably predictable. The tax rate was 21.5% for the first half of 2021, compared to 27.6% (benefit) for the first half of 2020. The difference in the tax rate was primarily due to pretax income in the current year compared to a pretax loss in the same period of 2020.

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

10. Stock Repurchases

Repurchases of Common Stock

In November 2019, the Company’s board of directors approved a stock repurchase program that authorized the repurchase of up to $25 million of the Company’s common stock. In the first quarter of 2020, the Company repurchased 260,254 shares of its common stock at an aggregate cost of $6.3 million.

In March 2020, the Company’s board of directors approved another $30 million stock repurchase program. Shortly thereafter, due to the economic uncertainty stemming from the COVID-19 pandemic, the Company suspended its stock repurchase program until September 2020 when the program was reinstated. In December 2020, the Company announced that its board of directors approved an additional $30 million stock repurchase program. In June 2021, the Company announced that its board of directors authorized another $30 million stock repurchase program.

In the first half of 2021, the Company repurchased 502,257 shares of its common stock under its repurchase programs at an aggregate cost of $42.5 million. In addition, the Company completed a block repurchase of 250,000 shares of its common stock at an aggregate cost of $21.9 million.

As of July 31, 2021, the Company had approximately $20.9 million available under its previously announced stock repurchase program. On August 24, 2021, the Company announced that its board of directors authorized another $30 million stock repurchase program.

11. Revenue

Revenue Recognition

The Company’s primary source of revenue is derived from the sale of apparel, accessories and home trends to its customers with the Company’s performance obligations satisfied immediately when the customer pays for their purchase and receives the merchandise. Sales taxes collected by the Company from customers are excluded from revenue. Revenue from layaway sales is recognized at the point in time when the merchandise is paid for and control of the goods is transferred to the customer, thereby satisfying the Company’s performance obligation. The Company defers revenue from the sale of gift cards and recognizes the associated revenue upon the redemption of the cards by customers to purchase merchandise.

Sales Returns

The Company allows customers to return merchandise for up to thirty days after the date of sale. Expected refunds to customers are recorded based on estimated margin using historical return information.

Disaggregation of Revenue

The Company’s retail operations represent a single operating segment based on the way the Company manages its business. Operating decisions and resource allocation decisions are made at the Company level in order to maintain a consistent retail store presentation. The Company’s retail stores sell similar products, use similar processes to sell those products and sell their products to similar classes of customers.

In the following table, the Company’s revenue is disaggregated by “CITI” or major merchandise category. The percentage of net sales for each CITI within the merchandise assortment was approximately:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31,	August 1,	July 31,	August 1,
	2021	2020	2021	2020
Women	28%	27%	29%	28%
Kids	20%	21%	20%	22%
Men	18%	19%	18%	17%
Beauty & Accessories	18%	15%	17%	15%
Home & Lifestyle	8%	9%	8%	8%
Footwear	8%	9%	8%	10%

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

Total lease cost is comprised of operating lease costs, short-term lease costs and variable lease costs, which include rent paid as a percentage of sales, common area maintenance, real estate taxes and insurance for the Company’s real estate leases. Lease costs consisted of the following (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Operating lease cost	$13,111	$11,912	$26,065	$24,465
Variable lease cost	2,598	2,332	5,579	4,125
Short term lease cost	246	453	561	817
Total lease cost	$15,955	$14,697	$32,205	$29,407

In response to the impact of the COVID-19 pandemic on the Company’s operations, the Company suspended certain lease payments in 2020 under its existing lease agreements. During the suspension of payments, the Company continued to recognize expenses and liabilities for lease obligations and corresponding right-of-use assets on the balance sheet in accordance with the applicable accounting guidance. The Company continues to engage in discussions with landlords regarding the potential restructuring of lease payments and rent concessions. As of July 31, 2021, the Company negotiated contractual rent concessions on many leases in the form of early renewals, rent deferrals and rent abatements. The Company elected to account for qualifying COVID-19 related rent concessions as if they were part of the enforceable rights and obligations under the existing lease agreements, as permitted by the updated guidance provided by the FASB in April 2020. As a result of this election, the Company recognized rent abatement credits of approximately $0.1 million and $0.6 million during the second quarter of 2021 and 2020, respectively.

Future minimum lease payments as of July 31, 2021 are as follows (in thousands):

Fiscal Year	Lease Costs
Remainder of 2021	$25,561
2022	51,595
2023	43,846
2024	35,397
2025	25,183
Thereafter	39,085
Total future minimum lease payments	220,667
Less: imputed interest	(16,930)	(1)
Total present value of lease liabilities	$203,737	(2)

(1)	Calculated using the discount rate for each lease.
(2)	Includes short-term and long-term portions of operating lease liabilities.

Certain operating leases provide for fixed monthly rents, while others provide for contingent rents computed as a percentage of net sales and others provide for a combination of both fixed monthly rents and contingent rents computed as a percentage of net sales.

Supplemental cash flows and other information related to operating leases are as follows (in thousands, except for weighted average amounts):

	Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020
Cash paid for operating leases	$27,618	$18,920
Right of use assets obtained in exchange for new operating lease liabilities	$36,247	$27,044

Weighted average remaining lease term (years) - operating leases	5.18	5.28
Weighted average discount rate - operating leases	2.99%	3.29%

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

The factors that may result in actual results differing from such forward-looking information include, but are not limited to: uncertainties relating to general economic conditions, including any deterioration whether caused by acts of war, terrorism, political or social unrest (including any resulting store closures, damage or loss of inventory); the ongoing COVID-19 pandemic and associated containment and remediation efforts; the potential negative impacts of COVID-19 on the global economy and foreign sourcing; the impacts of COVID-19 on the Company’s financial condition, business operations and liquidity, including the re-closure of any or all of the Company’s retail stores and distribution centers; growth risks, consumer spending patterns; competition within the industry; competition in our markets; the ability to anticipate and respond to fashion trends; the duration and extent of any economic stimulus programs; transportation and distribution delays or interruptions; changes in freight rates; the Company’s ability to attract and retain workers; the Company’s ability to negotiate effectively the cost and purchase of merchandise; inventory risks due to shifts in market demand; the Company’s ability to gauge fashion trends and changing consumer preferences; changes in consumer spending on apparel; changes in product mix; interruptions in suppliers’ businesses; the results of pending or threatened litigation; temporary changes in demand due to weather patterns; seasonality of the Company’s business; delays associated with building, opening and operating new stores; delays associated with building, opening or expanding new or existing distribution centers; and other factors described in the section titled “Item 1A. Risk Factors” and elsewhere in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2021, and in Part II, “Item 1A. Risk Factors” and elsewhere in the Company’s Quarterly Reports on Form 10-Q and any amendments thereto and in the other documents the Company files with the SEC, including reports on Form 8-K.

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

Overview

We are a growing specialty value retailer of apparel, accessories and home trends primarily for African American and Latinx families. Our high-quality and trend-right merchandise offerings at everyday low prices are designed to appeal to the fashion and trend preferences of value-conscious customers. As of July 31, 2021, we operated 589 stores in urban, suburban and rural markets in 33 states.

COVID-19 Pandemic

In March 2020, the World Health Organization declared COVID-19 a global pandemic. Since that time, the global economy has been, and continues to be, affected by COVID-19. The pandemic has caused and may continue to cause significant disruptions in the U.S. economy as the virus continues to spread or has a resurgence in certain jurisdictions. In response to the COVID-19 pandemic, effective March 20, 2020, we temporarily closed all of our retail store locations and distribution centers. At the end of April 2020, we started to reopen stores in select states in accordance with government guidelines. As of July 18, 2020, we safely reopened all of our stores. The COVID-19 pandemic has resulted in periods of disruption for our business, including the temporary closure of our stores and limited store operating hours, reduced customer traffic and consumer spending, and delays in the manufacturing and shipping of products. We saw improvement in our financial results and positive trends during the latter half of 2020 and into the first half of 2021 as certain governments began to ease restrictions and provide economic stimulus and vaccine distribution accelerated, leading to an increase in spending and increased customer demand.

We expect continued uncertainty in our business and the global economy due to the COVID-19 pandemic, including potential volatility in employment trends and consumer confidence, current or future restrictive actions that may be imposed by governments or public health authorities, the duration and extent of any economic stimulus programs, supply chain interruptions, increased distribution and transportation costs, increased payroll expenses, and increased costs to maintain safe work and shopping environments. Due to the significant uncertainty surrounding the COVID-19 pandemic and its effects, there may be consequences that we do not anticipate at this time or that develop in unexpected ways. The impacts of the pandemic have had, and may continue to have, an adverse impact on the Company’s financial condition, results of operations and liquidity. We will continue to monitor the effects of COVID-19 and take the necessary actions to safely serve our associates, customers, communities and shareholders.

For a further discussion of trends, uncertainties and other factors that could affect our future operating results related to the effects of the COVID-19 pandemic, see the section entitled "ITEM 1A. RISK FACTORS" in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2021.

Accounting Periods

The following discussion contains references to fiscal years 2021 and 2020, which represent fiscal years ending or ended on January 29, 2022 and January 30, 2021, respectively. Fiscal 2021 and 2020 both have 52-week accounting periods. This discussion and analysis should be read with the unaudited condensed consolidated financial statements and the notes thereto contained in Part I, Item 1 of this report.

Results of Operations

The following discussion of the Company’s financial performance is based on the unaudited condensed consolidated financial statements set forth herein. The nature of the Company’s business is seasonal. Historically, sales in the first and fourth quarters have been higher than sales achieved in the second and third quarters of the fiscal year. Expenses and, to a greater extent, operating income, vary by quarter. Results of a period shorter than a full year may not be indicative of results expected for the entire fiscal year, particularly in light of the current uncertainty surrounding the economic impact of the COVID-19 pandemic. Furthermore, as a result of the closure of our stores for at least five weeks in 2020 related to the COVID-19 pandemic, comparisons of expense ratios and year-over-year trends are not a meaningful way to evaluate our operating results for the twenty-six weeks ended July 31, 2021.

Key Operating Statistics

We measure performance using key operating statistics. One of the main performance measures we use is comparable store sales growth. We define a comparable store as a store that has been opened for an entire fiscal year. Therefore, a store will not be considered a comparable store until its 13th month of operation at the earliest or until its 24th month at the latest. As an example, stores opened in fiscal 2020 and fiscal 2021 are not considered comparable stores in fiscal 2021. Relocated and expanded stores are included in the comparable store sales results. Stores that are closed permanently or for an extended period are excluded from the comparable store sales results. We also use other operating statistics, most notably average sales per store, to measure our performance. As we typically occupy existing space in established shopping centers rather than sites built specifically for our stores, store square footage (and therefore sales per square foot) varies by store. We focus on overall store sales volume as the critical driver of profitability. In addition to sales, we measure cost of sales as a percentage of sales and store operating expenses, with a particular focus on labor, as a percentage of sales. Finally, we monitor corporate expenses against budgeted amounts.

Thirteen Weeks Ended July 31, 2021 and August 1, 2020

Net Sales. Net sales increased $21.1 million, or 9.8%, to $237.3 million in the second quarter of 2021 from $216.2 million in the second quarter of 2020. The increase in sales was due to an 8.7% increase in comparable store sales and the opening of 16 new stores since the second quarter of last year, partially offset by the impact of closing six stores. The 8.7% increase in comparable store sales resulted in an increase of $18.4 million in sales, while store opening and closing activity resulted in a net increase of $2.7 million.

The increase in comparable store sales was reflected in an increase of 5% in customer transactions and an increase of 4% in the average basket size. Comparable store sales changes by “CITI” or major merchandise category were as follows: Beauty & Accessories +31%; Women +11%; Men +8%; Kids +5%; Home & Lifestyle +4%; and Footwear -1%.

Cost of sales (exclusive of depreciation). Cost of sales (exclusive of depreciation) increased $13.4 million, or 10.5%, to $140.5 million in the second quarter of 2021 from $127.1 million in the second quarter of 2020. Cost of sales as a percentage of sales increased slightly to 59.2% from 58.8% due to an increase of 250 basis points in freight costs, partially offset by an improvement of 130 basis points in the core merchandise margin (initial mark-up, net of markdowns) and an improvement of 80 basis points in shrinkage.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $17.8 million, or 30.8%, to $75.4 million in the second quarter of 2021 from $57.6 million in last year’s second quarter. The increase was due primarily to significant favorable one-time expense reductions in the second quarter of last year related to COVID-19, including furloughs, store closures and reduced operating hours, abated rents, and other COVID-19 cost credits. Also contributing to the increase was a $4.5 million increase in incentive compensation resulting from favorable operating results in relation to budget, as well as the general impact on expenses of opening 16 new stores since the second quarter of last year. As a percentage of sales, selling, general and administrative expenses increased to 31.8% in the second quarter of 2021 from 26.7% in the second quarter of 2020.

Depreciation. Depreciation expense increased $0.1 million, or 1.2%, to $5.0 million in the second quarter of 2021 from $4.9 million in the second quarter of 2020.

Income Tax Expense. Income tax expense was $3.8 million in the second quarter of 2021 compared to $6.2 million in the second quarter of 2020 due primarily to a decrease in pretax income.

Net Income. Net income decreased $7.4 million to $12.5 million in the second quarter of 2021 compared to $19.9 million in the second quarter of 2020 due to the factors discussed above.

Twenty-Six Weeks Ended July 31, 2021 and August 1, 2020

Net Sales. Net sales increased $190.4 million, or 57.3%, to $522.7 million in the first half of 2021 from $332.3 million in the first half of 2020. The increase in sales was due to a 55.5% increase in comparable store sales and the opening of 16 new stores since the end of the second quarter of last year, partially offset by the impact of closing six stores. The year-to-date increase in comparable store sales was primarily due to the temporary closure of all 574 of our stores in the first half of last year as a result of the COVID-19 pandemic.

Cost of Sales (exclusive of depreciation). Cost of sales (exclusive of depreciation) increased $92.8 million, or 43.9%, to $304.3 million in the first half of 2021 from $211.5 million in the first half of 2020. Cost of sales as a percentage of sales decreased to 58.2% in the first half of 2021 from 63.7% in the same period of 2020 due to an improvement of 580 basis points in the core merchandise margin (initial mark-up, net of markdowns) driven by lower markdowns, along with an improvement of 90 basis points in shrinkage, partially offset by an increase of 120 basis points in freight costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $41.6 million, or 37.2%, to $153.3 million in the first half of 2021 from $111.7 million in the first half of 2020. The increase was due primarily to significant favorable one-time expense reductions in the first half of last year related to COVID-19, including furloughs, store closures and reduced operating hours, abated rents and other COVID-19 cost credits. Also contributing to the increase was a $13.0 million increase in incentive compensation resulting from favorable operating results in relation to budget, as well as the general impact on expenses of opening 16 new stores since the second quarter of last year. As a percentage of sales, selling, general and administrative expenses decreased to 29.3% in the first half of 2021 from 33.6% in the first half of 2020.

Depreciation. Depreciation expense decreased $0.2 million, or 1.9%, to $9.7 million in the first half of 2021 from $9.9 million in the first half of 2020.

Asset Impairment. There were no asset impairment charges in the first half of 2021. In the first half of 2020, impairment charges related to an underperforming store totaled $0.3 million, comprised of $0.2 million for an operating lease right-of-use asset and $0.1 million for leasehold improvements and fixtures and equipment.

Income Tax Expense/Benefit. Income tax expense was $11.9 million in the first half of 2021 compared to an income tax benefit of $0.4 million in the first half of 2020 due primarily to pretax income this year compared to a pretax loss in the first half of last year.

Net Income/Loss. Net income was $43.4 million in the first half of 2021 compared to a loss of $1.0 million in the first half of 2020 due to the factors discussed above.

Liquidity and Capital Resources

Our principal sources of liquidity consist of: (i) cash and cash equivalents (which equaled $76.8 million as of July 31, 2021); (ii) short-term investment securities (which equaled $24.6 million as of July 31, 2021); (iii) short-term trade credit; (iv) cash generated from operations on an ongoing basis as we sell our merchandise inventory; and (v) a revolving credit facility with a $75 million credit commitment (with no borrowings as of July 31, 2021). Trade credit represents a significant source of financing for inventory purchases and arises from customary payment terms and trade practices with our vendors.

Cash Flows From Operating Activities. Net cash provided by operating activities was $56.8 million in the first half of 2021 compared to $55.4 million in the first half of 2020. Sources of cash in the first half of 2021 included net income adjusted for insurance proceeds and non-cash expenses such as depreciation, non-cash operating lease costs, loss on disposal of property and equipment, deferred income taxes and stock-based compensation expense, totaling $82.2 million (compared to $33.4 million in the first half of 2020). Other significant sources of cash in the first half of 2021 included a $14.3 million increase in accounts payable (compared to a $2.2 million decrease in the first half of 2020) due to a high volume of merchandise receipts during the final two months of the second quarter of 2021, with nearly all of such purchases still in accounts payable at the end of the quarter.

Significant uses of cash from operating activities in the first half of 2021 were (1) a $22.6 million decrease in accrued expenses and other long-term liabilities (compared to a $13.2 million decrease in the first half of 2020) due primarily to payments of operating lease liabilities; (2) a $9.7 million increase in inventory (compared to a $43.7 million decrease in the first half of 2020) due to replenishing our merchandise in 2021 following robust sales in the fourth quarter of last year; and (3) a $4.8 million decrease in accrued compensation (compared to a $0.1 million increase in the first half of 2020) due to payment in the first quarter of 2021 of incentive compensation accrued in the second half of last year.

Cash Flows From Investing Activities. Cash used in investing activities was $36.4 million in the first half of 2021 compared to cash provided of $37.4 million in the first half of 2020. Cash used in the first half of 2021 consisted of $24.6 million for purchases of short-term investment securities and $12.0 million for purchases of property and equipment. Cash provided in the first half of 2020 was primarily from the sales of investment securities due to the pandemic, partially offset by $5.8 million used for purchases of property and equipment.

Cash Flows From Financing Activities. Cash used in financing activities was $66.8 million in the first half of 2021 compared to cash provided of $34.0 million in the first half of 2020. Cash used in the first half of 2021 consisted primarily of $64.4 million for repurchases of our common stock. Cash provided in the first half of 2020 was the result of a net drawdown of $41.6 million on our credit facility due to the pandemic, partially offset by $7.1 million used for repurchases of our common stock and dividend payments.

Cash Requirements

Our cash requirements are primarily for working capital and capital expenditures for stores, distribution infrastructure and information systems. Historically, we have met these cash requirements using cash flow from operations and short-term trade credit. We have also used cash to repurchase shares of our common stock. In the first half of 2021, pursuant to our stock repurchase program, we repurchased 502,257 shares of our common stock at an aggregate cost of $42.5 million. In addition, we repurchased in a block trade 250,000 shares of our common stock at an aggregate cost of $21.9 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risk during the twenty-six weeks ended July 31, 2021 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended January 30, 2021.

Item 4. Controls and Procedures.

We have carried out an evaluation under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2021 pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based on that evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information has been accumulated and communicated to our management, including the officers who certify our financial reports, as appropriate, to allow timely decisions regarding the required disclosures.

Our disclosure controls and procedures are designed to provide reasonable assurance that the controls and procedures will meet their objectives. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended July 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Information on Share Repurchases

The number of shares of common stock repurchased by the Company during the second quarter of 2021 and the average price paid per share are as follows:

				Maximum number (or
			Total number of shares	approximate dollar value)
			purchased as part of	of shares that may yet be
	Total number of	Average price paid	publicly announced	purchased under the plans
Period	shares purchased	per share (1)	plans or programs (2)	or programs (2)
May (5/2/21 - 5/29/21)	85,083	$95.41	85,083	$1,687,300
June (5/30/21 - 7/3/21)	68,864	$83.62	68,864	$25,930,297
July (7/4/21 - 7/31/21)	60,814	$82.73	60,814	$20,900,331
Total	214,761		214,761

(1)	Includes commissions for the shares repurchased under the stock repurchase program.
(2)

On March 13, 2020, the Company announced that its board of directors approved a $30 million stock repurchase program. On December 22, 2020, the Company announced that its board of directors approved an additional $30 million stock repurchase program. On June 2, 2021, the Company announced that its board of directors authorized another $30 million for stock repurchases. The programs do not have expiration dates.

On August 24, 2021, the Company announced that its board of directors approved another stock repurchase program that authorized the repurchase of up to $30 million in shares of the Company’s common stock.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2018).

10.1	Citi Trends, Inc. 2021 Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 16, 2021).

10.2	Form of Restricted Stock Award Agreement for Directors under the Citi Trends, Inc. 2021 Incentive Plan.*

31.1	Certification of Principal Executive Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.* †

101	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.*

104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.*

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

Date: September 8, 2021

	By:	/s/ Pamela J. Edwards
	Name:	Pamela J. Edwards
	Title:	Chief Financial Officer