Form 10-Q
period 2021-10-30
Citi Trends Inc
filed 2021-12-08
CIK 1318484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2021

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

As of December 1, 2021 the registrant had 8,500,434 outstanding shares of common stock, $0.01 par value per share.

CITI TRENDS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Citi Trends, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share data)

	October 30,	January 30,
	2021	2021
Assets
Current assets:
Cash and cash equivalents	$12,023	$123,177
Short-term investment securities	35,462	—
Inventory	126,899	103,845
Prepaid and other current assets	17,095	17,420
Income tax receivable	2,297	—
Total current assets	193,776	244,442
Property and equipment, net of accumulated depreciation of $281,004 and $279,080 as of October 30, 2021 and January 30, 2021, respectively	71,945	63,514
Operating lease right of use assets	196,529	179,673
Deferred income taxes	3,918	6,195
Other assets	1,401	769
Total assets	$467,569	$494,593

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$102,599	$84,832
Operating lease liabilities	47,141	46,983
Accrued expenses	18,457	16,592
Accrued compensation	22,849	29,315
Income tax payable	—	4,623
Layaway deposits	1,870	500
Total current liabilities	192,916	182,845
Noncurrent operating lease liabilities	163,390	145,828
Other long-term liabilities	2,003	2,286
Total liabilities	358,309	330,959

Stockholders’ equity:
Common stock, $0.01 par value. Authorized 32,000,000 shares; 15,967,965 shares issued as of October 30, 2021 and 15,981,394 shares issued as of January 30, 2021; 8,590,129 shares outstanding as of October 30, 2021 and 9,876,901 shares outstanding as of January 30, 2021	159	158
Paid in capital	95,914	95,484
Retained earnings	262,319	209,918
Treasury stock, at cost; 7,377,836 shares held as of October 30, 2021 and 6,104,493 shares held as of January 30, 2021	(249,132)	(141,926)
Total stockholders’ equity	109,260	163,634

Commitments and contingencies (Note 9)
Total liabilities and stockholders’ equity	$467,569	$494,593

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Thirteen Weeks Ended
	October 30,	October 31,
	2021	2020
Net sales	$227,959	$199,100

Cost of sales (exclusive of depreciation)	(136,071)	(115,827)
Selling, general and administrative expenses	(74,784)	(69,230)
Depreciation	(5,527)	(4,703)
Income from operations	11,577	9,340
Interest income	18	4
Interest expense	(76)	(193)
Income before income taxes	11,519	9,151
Income tax provision	(2,505)	(2,186)
Net income	$9,014	$6,965

Basic net income per common share	$1.04	$0.67
Diluted net income per common share	$1.03	$0.67

Weighted average number of shares outstanding
Basic	8,706	10,365
Diluted	8,787	10,401

Citi Trends, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Thirty-Nine Weeks Ended
	October 30,	October 31,
	2021	2020
Net sales	$750,621	$531,375

Cost of sales (exclusive of depreciation)	(440,404)	(327,344)
Selling, general and administrative expenses	(228,059)	(180,929)
Depreciation	(15,218)	(14,582)
Asset impairment	—	(286)
Income from operations	66,940	8,234
Interest income	24	235
Interest expense	(200)	(733)
Income before income taxes	66,764	7,736
Income tax provision	(14,363)	(1,796)
Net income	$52,401	$5,940

Basic net income per common share	$5.77	$0.57
Diluted net income per common share	$5.71	$0.57

Weighted average number of shares outstanding
Basic	9,081	10,420
Diluted	9,179	10,444

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Thirty-Nine Weeks Ended
	October 30,	October 31,
	2021	2020
Operating activities:
Net income	$52,401	$5,940
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,218	14,582
Non-cash operating lease costs	37,407	36,082
Asset impairment	—	286
Loss on disposal of property and equipment	159	22
Deferred income taxes	2,277	1,143
Insurance proceeds related to operating activities	454	—
Non-cash stock-based compensation expense	2,883	1,502
Changes in assets and liabilities:
Inventory	(23,446)	23,853
Prepaid and other current assets	263	(7,360)
Other assets	(362)	3
Accounts payable	15,939	7,653
Accrued expenses and other long-term liabilities	(36,324)	(25,266)
Accrued compensation	(6,466)	3,432
Income tax receivable	(6,920)	(12)
Layaway deposits	1,370	1,183
Net cash provided by operating activities	54,853	63,043
Investing activities:
Sales/redemptions of investment securities	—	43,759
Purchases of investment securities	(35,462)	(522)
Purchases of property and equipment	(20,808)	(11,888)
Insurance proceeds related to investing activities	192	—
Net cash (used in) provided by investing activities	(56,078)	31,349
Financing activities:
Borrowings under revolving credit facility	—	43,700
Repayments of revolving credit facility	—	(43,700)
Payments of debt issuance costs	(270)	—
Cash used to settle withholding taxes on the vesting of nonvested restricted stock	(2,453)	(580)
Dividends paid to stockholders	—	(831)
Repurchases of common stock	(107,206)	(16,142)
Net cash used in financing activities	(109,929)	(17,553)
Net (decrease) increase in cash and cash equivalents	(111,154)	76,839
Cash and cash equivalents:
Beginning of period	123,177	19,923
End of period	$12,023	$96,762

Supplemental disclosures of cash flow information:
Cash paid for interest	$109	$733
Cash payments of income taxes	$19,006	$655
Supplemental disclosures of non-cash investing activities:
Accrual for purchases of property and equipment	$3,192	$1,400

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Paid in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balances — January 30, 2021	15,981,394	$158	$95,484	$209,918	6,104,493	$(141,926)	$163,634
Issuance of nonvested shares under incentive plan	17,278	—	—	—	—	—	—
Forfeiture of nonvested shares	(3,005)	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,087	—	—	—	1,087
Net share settlement of nonvested shares	(22,666)	—	(2,155)	—	—	—	(2,155)
Repurchase of common stock	—	—	—	—	537,496	(45,470)	(45,470)
Net income	—	—	—	30,897	—	—	30,897
Balances — May 1, 2021	15,973,001	$158	$94,416	$240,815	6,641,989	$(187,396)	$147,993
Issuance of nonvested shares under incentive plan	4,680	—	—	—	—	—	—
Forfeiture of nonvested shares	(6,161)	—	—	—	—	—	—
Stock-based compensation expense	—	—	814	—	—	—	814
Net share settlement of nonvested shares	(171)	—	(16)	—	—	—	(16)
Repurchase of common stock	—	—	—	—	214,761	(18,907)	(18,907)
Net income	—	—	—	12,490	—	—	12,490
Balances — July 31, 2021	15,971,349	$158	$95,214	$253,305	6,856,750	$(206,303)	$142,374
Vesting of nonvested restricted stock units	—	1	—	—	—	—	1
Issuance of nonvested shares under incentive plan	415	—	—	—	—	—	—
Stock-based compensation expense	—	—	982	—	—	—	982
Net share settlement of nonvested shares and restricted stock units	(3,799)	—	(282)	—	—	—	(282)
Repurchase of common stock	—	—	—	—	521,086	(42,829)	(42,829)
Net income	—	—	—	9,014	—	—	9,014
Balances — October 30, 2021	15,967,965	$159	$95,914	$262,319	7,377,836	$(249,132)	$109,260

	Common Stock		Paid in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balances — February 1, 2020	15,907,666	$157	$93,180	$186,772	5,073,532	$(109,065)	$171,044
Vesting of nonvested restricted stock units	—	1	—	—	—	—	1
Issuance of nonvested shares under incentive plan	86,025	—	—	—	—	—	—
Forfeiture of nonvested shares	(8,872)	—	—	—	—	—	—
Stock-based compensation expense	—	—	469	—	—	—	469
Net share settlement of nonvested shares	(34,487)	—	(479)	—	—	—	(479)
Repurchase of common stock	—	—	—	—	260,254	(6,254)	(6,254)
Dividends to stockholders ($0.08 per common share)	—	—	—	(831)	—	—	(831)
Net loss	—	—	—	(20,892)	—	—	(20,892)
Balances — May 2, 2020	15,950,332	$158	$93,170	$165,049	5,333,786	$(115,319)	$143,058
Issuance of nonvested shares under incentive plan	17,808	—	—	—	—	—	—
Stock-based compensation expense	—	—	536	—	—	—	536
Net share settlement of nonvested shares	(192)	—	(4)	—	—	—	(4)
Net income	—	—	—	19,867	—	—	19,867
Balances — August 1, 2020	15,967,948	$158	$93,702	$184,916	5,333,786	$(115,319)	$163,457
Issuance of nonvested shares under incentive plan	11,047	—	—	—	—	—	—
Forfeiture of nonvested shares by employees and directors	(6,346)	—	—	—	—	—	—
Stock-based compensation expense	—	—	497	—	—	—	497
Net share settlement of nonvested shares and restricted stock units	(3,800)	—	(98)	—	—	—	(98)
Repurchase of common stock	—	—	—	—	375,803	(9,888)	(9,888)
Net income	—	—	—	6,965	—	—	6,965
Balances — October 31, 2020	15,968,849	$158	$94,101	$191,881	5,709,589	$(125,207)	$160,933

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

October 30, 2021

1. Significant Accounting Policies

Basis of Presentation

Citi Trends, Inc. and its subsidiary (the “Company”) is a growing specialty value retailer of apparel, accessories and home trends primarily for African American and Latinx families. As of October 30, 2021, the Company operated 600 stores in urban, suburban and rural markets in 33 states.

The condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim reporting and are unaudited. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The condensed consolidated balance sheet as of January 30, 2021 is derived from the audited financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2021 (the “2020 Form 10-K”). These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the 2020 Form 10-K. Operating results for the third quarter of 2021 are not necessarily indicative of the results that may be expected for the fiscal year as a result of the seasonality of the business and continued uncertainty surrounding the economic impact of the novel coronavirus, including variants of the coronavirus (“COVID-19”) and the duration and extent of any economic stimulus programs.

Fiscal Year

The following contains references to fiscal years 2021 and 2020, which represent fiscal years ending or ended on January 29, 2022 and January 30, 2021, respectively. Fiscal 2021 and 2020 both have 52-week accounting periods.

2. COVID-19 Pandemic

In March 2020, the World Health Organization declared the spread of the COVID-19 a global pandemic.

The pandemic has resulted in periods of disruption for the Company, including the temporary closure of stores and limited store operating hours, reduced customer traffic and consumer spending, and delays in the manufacturing and shipping of products. The Company saw improvement in its financial results and positive trends during the latter half of 2020 and through the first three quarters of 2021 as governments eased restrictions and provided economic stimulus, along with the acceleration of vaccine distribution, leading to an increase in spending and increased customer demand.

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

The dilutive effect of stock-based compensation arrangements is accounted for using the treasury stock method. The Company includes as assumed proceeds the amount of compensation cost attributed to future services and not yet recognized. For the thirteen weeks ended October 30, 2021 and October 31, 2020, there were 38,000 and 134,000 shares of nonvested restricted stock, respectively, excluded from the calculation of diluted earnings per share because of antidilution. For the thirty-nine weeks ended October 30, 2021 and October 31, 2020, there were 38,000 and 150,000 shares of nonvested restricted stock, respectively, excluded from the calculation of diluted earnings per share because of antidilution.

The following table provides a reconciliation of the weighted average number of common shares outstanding used to calculate basic earnings per share to the number of common shares and common stock equivalents outstanding used in calculating diluted earnings per share:

	Thirteen Weeks Ended
	October 30, 2021	October 31, 2020
Weighted average number of common shares outstanding	8,706,219	10,364,842
Incremental shares from assumed vesting of nonvested restricted stock	80,668	36,311
Weighted average number of common shares and common stock equivalents outstanding	8,786,887	10,401,153

	Thirty-Nine Weeks Ended
	October 30, 2021	October 31, 2020
Weighted average number of common shares outstanding	9,081,240	10,419,557
Incremental shares from assumed vesting of nonvested restricted stock	97,325	24,549
Weighted average number of common shares and common stock equivalents outstanding	9,178,565	10,444,106

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

As of October 30, 2021, the Company’s investment securities are classified as held-to-maturity since the Company has the intent and ability to hold the investments to maturity. Such securities are carried at amortized cost plus accrued interest and consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
Short-term:
Corporate debt securities (Level 2)	$28,676	$—	$(34)	$28,642
Obligations of states and municipalities (Level 2)	6,786	—	(3)	6,783
	$35,462	$—	$(37)	$35,425

The amortized cost and fair market value of investment securities as of October 30, 2021 by contractual maturity are as follows (in thousands):

	Amortized	Fair Market
	Cost	Value
Mature in one year or less	$35,462	$35,425

6. Impairment of Assets

If facts and circumstances indicate that a long-lived asset or operating lease right-of-use asset may be impaired, the carrying value is reviewed. If this review indicates that the carrying value of the asset will not be recovered as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value. There was no impairment expense recorded in the first thirty-nine weeks of 2021. In the first thirty-nine weeks of 2020, non-cash impairment charges related to an underperforming store totaled $0.3 million, comprised of $0.2 million for an operating lease right-of-use asset and $0.1 million for leasehold improvements and fixtures and equipment.

7. Revolving Credit Facility

In October 2011, the Company entered into a five-year, $50 million credit facility with Bank of America. The facility was amended in August 2015 and May 2020 to extend the maturity dates. The facility was further amended on April 15, 2021 to modify terms and extend the maturity date to April 15, 2026. The amended facility provides a $75 million credit commitment and a $25 million uncommitted “accordion” feature that under certain circumstances could allow the Company to increase the size of the facility to $100 million. The facility is secured by the Company’s inventory, accounts receivable and related assets, but not its real estate, fixtures and equipment, and it contains one financial covenant, a fixed charge coverage ratio, which is applicable and tested only in certain circumstances. The facility has an unused commitment fee of 0.20% and permits the payment of cash dividends subject to certain limitations. Borrowings under the credit facility bear interest (a) for Eurodollar Loans, at a rate equal to the Eurodollar Rate plus either 1.25%, 1.50% or 1.75%, or (b) for Base Rate Loans, at a rate equal to the highest of (i) the prime rate, (ii) the Federal Funds Rate plus 0.5% or (iii) the Eurodollar Rate plus 1.0%, plus, in each case either 0.25%, 0.50% or 0.75%, based in any such case on the average daily availability for borrowings under the facility. The Company had no borrowings under the credit facility as of October 30, 2021.

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

For the thirty-nine weeks ended October 30, 2021 and October 31, 2020, the Company utilized the annual effective tax rate method to calculate income taxes. The effective income tax rate was 21.5% for the first thirty-nine weeks of 2021, compared to 23.2% for the first thirty-nine weeks of 2020. The difference in the effective income tax rate was primarily due to a favorable tax impact of restricted stock vestings in the current year, partially offset by an increase in pretax income compared to the same period of 2020.

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

In March 2020, the Company’s board of directors approved another $30 million stock repurchase program. Shortly thereafter, due to the economic uncertainty stemming from the COVID-19 pandemic, the Company suspended its stock repurchase program until September 2020 when the program was reinstated. Further, the Company announced that its board of directors approved new $30 million stock repurchase programs in each of December 2020, June 2021 and August 2021.

In the first thirty-nine weeks of 2021, the Company repurchased 1,023,343 shares of its common stock under its repurchase programs at an aggregate cost of $85.3 million. In addition, the Company completed a block repurchase of 250,000 shares of its common stock at an aggregate cost of $21.9 million.

As of October 30, 2021, the Company had approximately $8.1 million available under its previously announced stock repurchase program. On November 30, 2021, the Company announced that its board of directors authorized another $30 million stock repurchase program.

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

Sales Returns

The Company allows customers to return merchandise for up to 30 days after the date of sale. Expected refunds to customers are recorded based on estimated margin using historical return information.

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

In the following table, the Company’s revenue is disaggregated by “CITI” or major merchandise category. The percentage of net sales for each CITI within the merchandise assortment was approximately:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30,	October 31,	October 30,	October 31,
	2021	2020	2021	2020
Kids	26%	24%	22%	22%
Women	25%	26%	27%	27%
Men	17%	17%	18%	17%
Beauty & Accessories	17%	15%	17%	16%
Home & Lifestyle	8%	10%	8%	9%
Footwear	7%	8%	8%	9%

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

Total lease cost is comprised of operating lease costs, short-term lease costs and variable lease costs, which include rent paid as a percentage of sales, common area maintenance, real estate taxes and insurance for the Company’s real estate leases. Lease costs consisted of the following (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Operating lease cost	$13,320	$12,453	$39,384	$36,918
Variable lease cost	2,685	2,333	8,264	6,458
Short term lease cost	213	355	775	1,172
Total lease cost	$16,218	$15,141	$48,423	$44,548

In response to the impact of the COVID-19 pandemic on the Company’s operations, the Company suspended certain lease payments in 2020 under its existing lease agreements. During the suspension of payments, the Company continued to recognize expenses and liabilities for lease obligations and corresponding right-of-use assets on the balance sheet in accordance with the applicable accounting guidance. The Company continues to engage in discussions with landlords regarding the potential restructuring of lease payments and rent concessions. As of October 30, 2021, the Company negotiated contractual rent concessions on many leases in the form of early renewals, rent deferrals and rent abatements. The Company elected to account for qualifying COVID-19 related rent concessions as if they were part of the enforceable rights and obligations under the existing lease agreements, as permitted by the updated guidance provided by the Financial Accounting Standards Board in April 2020. As a result of this election, the Company recognized rent abatement credits of approximately $0.1 million and $0.8 million during the thirteen weeks ended October 30, 2021 and October 31, 2020, respectively.

Future minimum lease payments as of October 30, 2021 are as follows (in thousands):

Fiscal Year	Lease Costs
Remainder of 2021	$10,694
2022	54,646
2023	47,252
2024	38,686
2025	28,346
Thereafter	48,062
Total future minimum lease payments	227,686
Less: imputed interest	(17,155)	(1)
Total present value of lease liabilities	$210,531	(2)

(1)	Calculated using the discount rate for each lease.
(2)	Includes short-term and long-term portions of operating lease liabilities.

Certain operating leases provide for fixed monthly rents, while others provide for contingent rents computed as a percentage of net sales and others provide for a combination of both fixed monthly rents and contingent rents computed as a percentage of net sales.

Supplemental cash flows and other information related to operating leases are as follows (in thousands, except for weighted average amounts):

	Thirty-Nine Weeks Ended
	October 30, 2021	October 31, 2020
Cash paid for operating leases	$42,315	$32,870
Right of use assets obtained in exchange for new operating lease liabilities	$54,263	$50,926

Weighted average remaining lease term (years) - operating leases	5.31	5.24
Weighted average discount rate - operating leases	2.89%	3.16%

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

The factors that may result in actual results differing from such forward-looking information include, but are not limited to: uncertainties relating to general economic conditions, including any deterioration whether caused by acts of war, terrorism, political or social unrest (including any resulting store closures, damage or loss of inventory); natural disasters such as hurricanes; public health emergencies such as the ongoing COVID-19 pandemic and associated containment and remediation efforts; the potential negative impacts of COVID-19 on the global economy and foreign sourcing; the impacts of COVID-19 on the Company’s financial condition, business operations and liquidity, including the re-closure of any or all of the Company’s retail stores and distribution centers; growth risks, consumer spending patterns; competition within the industry; competition in our markets; the ability to anticipate and respond to fashion trends; the duration and extent of any economic stimulus programs; transportation and distribution delays or interruptions; changes in freight rates; the Company’s ability to attract and retain workers; the Company’s ability to negotiate effectively the cost and purchase of merchandise; inventory risks due to shifts in market demand; the Company’s ability to gauge fashion trends and changing consumer preferences; changes in consumer spending on apparel; changes in product mix; interruptions in suppliers’ businesses; the results of pending or threatened litigation; temporary changes in demand due to weather patterns; seasonality of the Company’s business; delays associated with building, opening and operating new stores; delays associated with building, opening or expanding new or existing distribution centers; and other factors described in the section titled “Item 1A. Risk Factors” and elsewhere in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2021, and in Part II, “Item 1A. Risk Factors” and elsewhere in the Company’s Quarterly Reports on Form 10-Q and any amendments thereto and in the other documents the Company files with the SEC, including reports on Form 8-K.

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

Overview

We are a growing specialty value retailer of apparel, accessories and home trends primarily for African American and Latinx families. Our high-quality and trend-right merchandise offerings at everyday low prices are designed to appeal to the fashion and trend preferences of value-conscious customers. As of October 30, 2021, we operated 600 stores in urban, suburban and rural markets in 33 states.

COVID-19 Pandemic

In March 2020, the World Health Organization declared COVID-19 a global pandemic. The pandemic has caused and may continue to cause significant disruptions in the global and U.S. economies as the virus continues to spread or has a resurgence in certain jurisdictions. In response to the COVID-19 pandemic, effective March 20, 2020, we temporarily closed all of our retail store locations and distribution centers. At the end of April 2020, we started to reopen stores in select states in accordance with government guidelines. As of July 18, 2020, we safely reopened all of our stores. The COVID-19 pandemic has resulted in periods of disruption for our business, including the temporary closure of our stores and limited store operating hours, reduced customer traffic and consumer spending, and delays in the manufacturing and shipping of products. We saw improvement in our financial results and positive trends during the latter half of 2020 and through the first three quarters of 2021 as governments eased restrictions and provided economic stimulus, along with the acceleration of vaccine distribution, leading to an increase in spending and increased customer demand.

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

Results of Operations

The following discussion of the Company’s financial performance is based on the unaudited condensed consolidated financial statements set forth herein. The nature of the Company’s business is seasonal. Historically, sales in the first and fourth quarters have been higher than sales achieved in the second and third quarters of the fiscal year. Expenses and, to a greater extent, operating income, vary by quarter. Results of a period shorter than a full year may not be indicative of results expected for the entire fiscal year, particularly in light of the continued uncertainty surrounding the economic impact of the COVID-19 pandemic. Furthermore, as a result of the closure of our stores for at least five weeks in 2020 related to the COVID-19 pandemic, comparisons of expense ratios and year-over-year trends are not a meaningful way to evaluate our operating results for the thirty-nine weeks ended October 30, 2021.

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

Thirteen Weeks Ended October 30, 2021 and October 31, 2020

Net Sales. Net sales increased $28.9 million, or 14.5%, to $228.0 million in the third quarter of 2021 from $199.1 million in the third quarter of 2020. The increase in sales was due to a 13.1% increase in comparable store sales and the opening of 19 new stores since the third quarter of 2020, partially offset by the impact of closing four stores and lost sales due to Hurricane Ida. The 13.1% increase in comparable store sales contributed $25.3 million in sales, while store opening and closing activity resulted in a net increase of $3.6 million.

The 13.1% increase in comparable store sales was reflected in an increase of 12% in the average basket size and an increase of 1% in customer transactions. Comparable store sales changes by “CITI” or major merchandise category were as follows: Kids +20%; Beauty & Accessories +20%; Men +12%; Women +6%; Footwear +6%; and Home & Lifestyle -7%.

Cost of sales (exclusive of depreciation). Cost of sales (exclusive of depreciation) increased $20.3 million, or 17.5%, to $136.1 million in the third quarter of 2021 from $115.8 million in the third quarter of 2020. Cost of sales as a percentage of sales increased to 59.7% from 58.2% due to an increase of 110 basis points in freight costs and a decrease of 80 basis points in the core merchandise margin (initial mark-up, net of markdowns), partially offset by an improvement of 40 basis points in shrinkage.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $5.6 million, or 8.0%, to $74.8 million in the third quarter of 2021 from $69.2 million in the third quarter of 2020. The increase was due primarily to the general impact on expenses of opening 19 new stores since the third quarter of 2020. Also contributing to the increase was a $1.0 million increase in incentive compensation resulting from favorable operating results in relation to budget. As a percentage of sales, selling, general and administrative expenses improved 200 basis points to 32.8% in the third quarter of 2021 from 34.8% in the third quarter of 2020.

Depreciation. Depreciation expense increased $0.8 million, or 17.5%, to $5.5 million in the third quarter of 2021 from $4.7 million in the third quarter of 2020.

Income Tax Expense. Income tax expense was $2.5 million in the third quarter of 2021 compared to $2.2 million in the third quarter of 2020 due primarily to an increase in pretax income.

Net Income. Net income increased $2.0 million to $9.0 million in the third quarter of 2021 compared to $7.0 million in the third quarter of 2020 due to the factors discussed above.

Thirty-Nine Weeks Ended October 30, 2021 and October 31, 2020

Net Sales. Net sales increased $219.2 million, or 41.3%, to $750.6 million in the first thirty-nine weeks of 2021 from $531.4 million in the same period of 2020. The increase in sales was primarily due to the temporary closure of all of our stores in the first half of 2020 as a result of the COVID-19 pandemic, combined with strong comparable store sales and the opening of 19 new stores since the end of the third quarter of 2020, partially offset by the impact of closing four stores and lost sales due to Hurricane Ida.

Cost of Sales (exclusive of depreciation). Cost of sales (exclusive of depreciation) increased $113.1 million, or 34.5%, to $440.4 million in the first thirty-nine weeks of 2021 from $327.3 million in the same period of 2020. Cost of sales as a percentage of sales decreased to 58.7% in the first thirty-nine weeks of 2021 from 61.6% in the same period of 2020 due to an improvement of 340 basis points in the core merchandise margin (initial mark-up, net of markdowns) driven primarily by lower markdowns, along with an improvement of 70 basis points in shrinkage, partially offset by an increase of 120 basis points in freight costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $47.2 million, or 26.0%, to $228.1 million in the first thirty-nine weeks of 2021 from $180.9 million in the same period of 2020. The increase was due primarily to significant favorable one-time expense reductions in the first half of 2020 related to the COVID-19 pandemic, including furloughs, store closures and reduced operating hours, abated rents and other COVID-19 cost credits. Also contributing to the increase was a $14.0 million increase in incentive compensation resulting from favorable operating results in relation to budget, as well as the general impact on expenses of opening 19 new stores since the third quarter of 2020. As a percentage of sales, selling, general and administrative expenses improved 360 basis points to 30.4% in the first thirty-nine weeks of 2021 from 34.0% in the first thirty-nine weeks of 2020.

Depreciation. Depreciation expense increased $0.6 million, or 4.4%, to $15.2 million in the first thirty-nine weeks of 2021 from $14.6 million in the same period last year.

Asset Impairment. There were no asset impairment charges in the first thirty-nine weeks of 2021. In the first thirty-nine weeks of 2020, impairment charges related to an underperforming store totaled $0.3 million, comprised of $0.2 million for an operating lease right-of-use asset and $0.1 million for leasehold improvements and fixtures and equipment.

Income Tax Expense. Income tax expense was $14.4 million in the first thirty-nine weeks of 2021 compared to $1.8 million in the first thirty-nine weeks of 2020 due primarily to higher pretax income this year.

Net Income. Net income was $52.4 million in the first thirty-nine weeks of 2021 compared to $5.9 million in the same period of 2020 due to the factors discussed above.

Liquidity and Capital Resources

Our principal sources of liquidity consist of: (i) cash and cash equivalents (which equaled $12.0 million as of October 30, 2021); (ii) short-term investment securities (which equaled $35.5 million as of October 30, 2021); (iii) short-term trade credit; (iv) cash generated from operations on an ongoing basis as we sell our merchandise inventory; and (v) a revolving credit facility with a $75 million credit commitment (with no borrowings as of October 30, 2021). Trade credit represents a significant source of financing for inventory purchases and arises from customary payment terms and trade practices with our vendors.

Cash Flows From Operating Activities. Net cash provided by operating activities was $54.9 million in the first thirty-nine weeks of 2021 compared to $63.0 million in the same period of 2020. Sources of cash this year included net income adjusted for insurance proceeds and non-cash expenses such as depreciation, non-cash operating lease costs, loss on disposal of property and equipment, deferred income taxes and stock-based compensation expense, totaling $110.8 million (compared to $59.6 million in the first thirty-nine weeks of 2020). Other significant sources of cash included a $15.9 million increase in accounts payable (compared to a $7.7 million increase in the same period last year) due to the timing of invoices and payments, as well as an increase in inventory balances compared to the third quarter of last year.

Significant uses of cash from operating activities in the first thirty-nine weeks of 2021 were (1) a $36.3 million decrease in accrued expenses and other long-term liabilities (compared to a $25.3 million decrease in the first thirty-nine weeks of 2020) due primarily to payments of operating lease liabilities; (2) a $23.4 million increase in inventory (compared to a $23.9 million decrease in the same period last year) due to replenishing our merchandise in 2021 following robust sales in the fourth quarter of 2020; (3) a $6.9 million decrease in income taxes payable/receivable due to the payment of income taxes; and (4) a $6.5 million decrease in accrued compensation (compared to a $3.4 million increase in the same period last year) due to payment in the first quarter of 2021 of incentive compensation accrued in the second half of 2020.

Cash Flows From Investing Activities. Cash used in investing activities was $56.1 million in the first thirty-nine weeks of 2021 compared to cash provided of $31.3 million in the same period last year. Cash used in the first thirty-nine weeks of 2021 consisted of $35.5 million for purchases of short-term investment securities and $20.8 million for purchases of property and equipment. Cash provided in the first thirty-nine weeks of 2020 was primarily from the sales of investment securities due to the COVID-19 pandemic, partially offset by $11.9 million used for purchases of property and equipment.

Cash Flows From Financing Activities. Cash used in financing activities was $109.9 million in the first thirty-nine weeks of 2021 compared to $17.6 million in the same period last year. Cash used in the first thirty-nine weeks of 2021 consisted primarily of $107.2 million for repurchases of our common stock. Cash used in the first thirty-nine weeks of 2020 consisted primarily of $17.0 million used for repurchases of our common stock and dividend payments.

Cash Requirements

Our cash requirements are primarily for working capital and capital expenditures for stores, distribution infrastructure and information systems. Historically, we have met these cash requirements using cash flow from operations and short-term trade credit. We have also used cash to repurchase shares of our common stock. In the first thirty-nine weeks of 2021, pursuant to our stock repurchase programs, we repurchased 1,023,343 shares of our common stock at an aggregate cost of $85.3 million. In addition, we repurchased in a block trade 250,000 shares of our common stock at an aggregate cost of $21.9 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risk during the thirty-nine weeks ended October 30, 2021 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended January 30, 2021.

Item 4. Controls and Procedures.

We have carried out an evaluation under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 30, 2021 pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based on that evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information has been accumulated and communicated to our management, including the officers who certify our financial reports, as appropriate, to allow timely decisions regarding the required disclosures.

Our disclosure controls and procedures are designed to provide reasonable assurance that the controls and procedures will meet their objectives. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended October 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Information on Share Repurchases

The number of shares of common stock repurchased by the Company during the third quarter of 2021 and the average price paid per share are as follows:

				Maximum number (or
			Total number of shares	approximate dollar value)
			purchased as part of	of shares that may yet be
	Total number of	Average price paid	publicly announced	purchased under the plans
Period	shares purchased	per share (1)	plans or programs (2)	or programs (2)
August (8/1/21 - 8/28/21)	67,233	$77.59	67,233	$15,685,288
September (8/29/21 - 10/2/21)	361,706	$84.94	361,706	$14,970,006
October (10/3/21 - 10/30/21)	92,147	$74.77	92,147	$8,081,792
Total	521,086		521,086

(1)	Includes commissions for the shares repurchased under the stock repurchase program.
(2)

The Company announced that its board of directors approved $30 million stock repurchase programs on each of the following dates: March 13, 2020; December 22, 2020; June 2, 2021; and August 24, 2021. The programs do not have expiration dates.

On November 30, 2021, the Company announced that its board of directors approved another stock repurchase program that authorizes the repurchase of up to $30 million in shares of the Company’s common stock. The program does not have an expiration date.

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

Date: December 8, 2021

	By:	/s/ Pamela J. Edwards
	Name:	Pamela J. Edwards
	Title:	Chief Financial Officer