Form 10-K
period 2022-01-29
Citi Trends Inc
filed 2022-04-14
CIK 1318484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 29, 2022

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $682,276,483 as of July 31, 2021.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: Common Stock, par value $0.01 per share, 8,670,237 shares outstanding as of April 8, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information from the registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year covered by this Annual Report on Form 10-K, with respect to the Annual Meeting of Stockholders to be held on June 1, 2022.

CITI TRENDS, INC.

FORM 10-K

PART I

Some statements in, or incorporated by reference into, this Annual Report on Form 10-K (this “Report”) of Citi Trends, Inc. (“we,” “us,” or the “Company”) may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than historical facts contained in this Report, including statements regarding our future financial results and position, business policy and plans, objectives and expectations of management for future operations and capital allocation expectations, are forward-looking statements. The words “believe,” “anticipate,” “project,” “plan,” “expect,” “trend,” “estimate,” “objective,” “forecast,” “goal,” “intend,” “may,” “could,” “will likely result,” or “will continue” and similar expressions, as they relate to us, are intended to identify forward-looking statements, although not all forward-looking statements contain such language. We have based these forward-looking statements largely on our current expectations and projections about future events, including, among other things: general economic conditions, including inflation, energy and fuel costs, and unemployment levels, and any deterioration whether caused by acts of war, terrorism, political or social unrest (including any resulting store closures, damage or loss of inventory), or other factors; public health emergencies such as the ongoing COVID-19 pandemic and associated containment and remediation efforts; the potential negative impacts of COVID-19 on the global economy and foreign sourcing; the impacts of COVID-19 on the Company’s financial condition, business operations and liquidity, including the re-closure of any or all of the Company’s retail stores and distribution centers; transportation and distribution delays or interruptions; changes in freight rates; the Company’s ability to attract and retain workers; the Company’s ability to negotiate effectively the cost and purchase of merchandise; inventory risks due to shifts in market demand; the Company’s ability to gauge fashion trends and changing consumer preferences; consumer confidence and changes in consumer spending patterns; competition within the industry; competition in our markets; the duration and extent of economic stimulus programs; changes in product mix; interruptions in suppliers’ businesses; changes in market interest rates and market levels of wages; the results of pending or threatened litigation; temporary changes in demand due to weather patterns; seasonality of the Company’s business; delays associated with building, opening, remodeling and operating new stores; delays associated with building, and opening or expanding new or existing distribution centers.

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

Information is provided herein with respect to our operations related to our fiscal years ended on January 29, 2022 (“fiscal 2021”), January 30, 2021 (“fiscal 2020”) and February 1, 2020 (“fiscal 2019”).

ITEM 1.BUSINESS

Overview

Citi Trends, Inc. (“Citi Trends” or the “Company”) is a growing specialty value retailer of apparel, accessories and home trends for way less spend, primarily for African American and Latinx families in the United States. Our high-quality and trend-right merchandise offerings at everyday low prices are designed to appeal to the fashion and trend preferences of value-conscious customers. Based on the strength of our brand and experienced leadership team, we believe we have fostered deep customer loyalty and high shopping frequency in the underserved communities in which we operate. As a purpose-led company, we strive to consistently bring our purpose – Live BOLD, live PROUD and respect ALL – to life for both our customers and our associates, each and every day.

Our stores are located at the crossroads of low to moderate income households and serve as a “one-stop-shop” for the entire family. Our stores average approximately 11,000 square feet of selling space and are typically located in outdoor community shopping centers across a variety of urban, suburban and rural markets. As of January 29, 2022, we operated 609 stores in 33 states with a focus on delivering a memorable store experience anchored in value.

Competitive Strengths and Strategies

Our goal is to be the leading specialty value retailer of apparel, accessories and home trends for African American and Latinx families with an average annual household income of approximately $40,000. We strive to provide our customers with a place that is fresh and fun for the family at prices that don’t break the bank. We believe the following business strengths differentiate us from our competitors and are important to our success:

Focus on Fashion and Trend Mix. We focus our merchandise on being fashionable and trend-right to appeal to our core customers. We do not attempt to dictate trends, but rather, we devote considerable effort to identifying emerging trends and ensuring that our wide assortment of apparel and non-apparel merchandise is curated to appeal to the preferences of our target customers. Our buying team tests new emerging trends before reordering and actively manages the mix of basic, fashion, trend and branded products in our stores to keep the offering fresh and current.

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

One-Stop-Shop for the Entire Family. We merchandise our stores to create a specialty store environment that serves as a destination that meets the apparel and non-apparel needs of the entire family. Every store offers a wide variety of always-changing products for men and women of all sizes and children from newborn to size 20. Our stores include a wide assortment of sportswear, dresses, outerwear, footwear, intimate apparel and sleepwear, jewelry, handbags, beauty products, home goods, tech accessories, health and beauty aids, candy, fitness products, team sports products, toys and books. We believe that our small footprint stores, combined with a specialty store experience, friendly customer service where we often know the customer’s name, and breadth of merchandise, distinguishes our stores from many competitors and creates an exciting and welcoming environment that encourages repeat visits from the local community.

Strong and Flexible Sourcing Relationships. We maintain strong sourcing relationships with a large group of suppliers. Our buying team located primarily in New York City plans, develops and creates curated assortments by purchasing goods developed specifically with our customers in mind and opportunistically available excess inventory from reliable and trustworthy vendors, with the majority of our merchandise purchased for the current season and a lesser quantity held for sale in future seasons. To foster vendor relationships, we pay vendors promptly and do not ask for typical retail concessions, such as promotional and markdown allowances.

Dynamic Experience in a Friendly and Fun Environment. We seek to provide a fashion-focused shopping environment that is similar to a specialty apparel retailer, rather than a typical discount or big box retailer. Products are prominently displayed by style, rather than by size, on four-sided fixtures featuring multiple sizes, styles and suggested outfits. Non-apparel products are displayed on fixtures that highlight prints, patterns and themes of trend-right categories. Our stores are easy to navigate, carpeted, well-lit and feature upbeat and trend-right overhead music appropriate for our target customers. Our stores are neat, orderly and clean, offering a friendly and fun environment. In the first quarter of fiscal 2021, we launched our first “CTx” store, which represents the first major overhaul to our store format in over 10 years. Our CTx format is a completely redesigned floor layout with an emphasis on visual merchandising that provides an enhanced shopping experience for our customers and drives sales conversion. Going forward, all of our new and remodeled stores will be based on the CTx format.

Friendly and Helpful Store Associates. Our store associates are trained to provide friendly and helpful customer service to deliver a positive shopping experience. Many of our store associates live in the neighborhoods where our stores are located and frequently shop our stores themselves. We have always led with a diverse and inclusive workplace; more than 80% of our store associates are African American or Latinx, and more than 90% of our store management positions are filled by women. As a result, our store associates cultivate a unique culture at our stores that creates a high level of connectivity with our customers. We strive to make our stores a destination where everyone is welcome, and our store associates foster that vision every day through enriched customer engagement.

Cost-Effective Store Locations and New Store Economics. We locate our stores in high-traffic outdoor community shopping centers that are convenient to low and moderate income neighborhoods. We generally utilize previously occupied store sites, which enables us to obtain attractive rents. At the same time, from an investment perspective, we seek to design stores that are inviting and easy to shop, while limiting startup and fixturing costs. Our store growth is supported by our new store economics, which we believe to be compelling. Our new store model assumes a store size of approximately 11,000 square feet that achieves sales of approximately $1.4 million in the first full year of operations and an initial cash investment of approximately $0.4 million comprised of store build-out costs (net of tenant allowances), inventory (net of accounts payable) and cash pre-opening expenses. Our new store model presents an attractive average payback period of two years on our initial investment.

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

Growing Our Fleet and Expanding our Customer Base. We believe that we have the potential to grow to more than 1,000 stores as a result of a third-party study conducted in 2020. This represents a potential 65% increase in the size of our current fleet and will give us the opportunity to build stores in both African American and multicultural geographies. An integral component of growing our fleet is the introduction of our CTx format, an exciting refresh to our store format and experience. Along with adding new stores, we will continually remodel existing stores in this new CTx format, with expectations that more than 50% of our stores will have the new CTx format by the end of fiscal 2024.

Optimizing the Assortment. We believe that our unique ability to curate assortments for our target customers further differentiates our model. Through a combination of products made exclusively for our core customers and highly recognized brands grounded in everyday value, we are known for delivering constant newness and freshness, resulting in a high repeat shopping rate. We practice rigorous inventory management, prioritizing choice and breadth over depth, improving our speed to market and driving faster turns. We also leverage consumer insights and analytics to add incremental assortments to our offerings. Continued expansion of non-apparel categories and investments in systems and automation will further optimize our product mix. Further, we employ disciplined product development and pricing studies to expand margin in certain areas of our assortment, particularly with our products that are highly curated for our core customers.

Investing in Our Infrastructure. We believe that we have an opportunity to make strategic investments in our business that will improve our capabilities to “buy,” “move” and “sell” our assortments to effectively engage current and new customers.

●	“Buy” is everything associated with buying, planning and allocating the assortments that we offer to our customers. We are currently investing in systems and data to enhance our teams’ roles and how they operate.

●	“Move” translates to our supply chain and how we move goods from the time an order is placed through getting it to the selling floor. Investments in this area are in progress and include upgrades to our distribution centers and system enhancements in order to increase speed and productivity.

●	“Sell” relates to both operations at our retail stores and adding new stores to our fleet. Our investments in this area consist primarily of expanding and enhancing the chain in our new CTx format. In fiscal 2021, we implemented important tools such as a new point-of-sale system and workflow apps to improve store productivity.

Making a Difference. Our team is committed to making a difference in the African American and Latinx communities that we serve. We are on a journey towards being more sustainable as a company, taking diversity and inclusion to the next level, and ensuring we operate with the highest of ethics. See “Community Involvement” under “Human Capital Management” below for more information on our initiatives to make a difference, including our CITIcares Council formed in August 2020 to create and oversee initiatives of change that will have a positive impact in the lives of our customers and associates.

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

Our merchandise is represented by six distinct “Citis” within the store:

●	Ladies: a wide selection of apparel for juniors and women (plus size), including fashion sportswear, outerwear, sleepwear, lingerie and scrubs.
●	Mens: a wide selection of apparel for men and big men, including fashion sportswear and outerwear.
●	Kids: fashion clothing for boys and girls up to size 20 and sizes for newborns, infants and toddlers, as well as kids uniforms and kids accessories.
●	Accessories and Beauty: fashionable handbags, luggage, hats, belts, sunglasses, jewelry and watches for men and women, as well as basic undergarments for the entire family and expansive beauty and fragrance offerings for women and men.
●	Home and Lifestyle: home goods for the bedroom, bathroom, kitchen and decorative accessories, plus an eclectic composition of wants and needs such as books, food, tech products, team sports products, toys, health and beauty products and seasonal items.
●	Footwear: casual and dress footwear in sizes for mens, ladies and kids.

The following table provides the percentage of net sales for each Citi within the store:

	Fiscal Year
Citis	2021	2020	2019
Ladies	26%	26%	26%
Kids	22%	23%	23%
Mens	18%	18%	16%
Accessories & Beauty	18%	16%	17%
Home & Lifestyle	9%	9%	7%
Footwear	7%	8%	11%

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

Our buyers have extensive experience and have developed long-standing relationships with many of our vendors. Our buying office is located in New York City, and the team travels regularly to the major United States markets, visiting major manufacturers and attending national and regional trade shows.

Our buying team sources goods in a couple of ways. First, we source a curated compilation of the latest trends and fashion from a constantly growing base of vendors that manufacture products exclusively for Citi Trends’ core customers. Our buyers collaborate with these vendors to design products that are of high aesthetic value and appealing to our customers. Second, we maintain strong relationships with nationally recognized brands that we partner with to buy and customize products that are geared in size, color and style to our core customers. The majority of our merchandise is first-quality and purchased in season. High-quality excess inventory is purchased at advantageous pricing with the intent to sell later in the same season or the following season. This allows us to deliver exciting value on select highly desirable goods.

We allocate merchandise across our stores according to fact-based plans that are created by our planning and allocation teams. Our staff utilizes a centralized management system to monitor merchandise purchasing, planning and allocation in order to maximize inventory turnover, identify and respond to changing customer demands and determine the timing of markdowns to our merchandise. A store-level planning system assists our planning and allocation team in their efforts to allocate merchandise to individual stores based on sales performance and planned inventory levels. We plan to implement significant technology upgrades to each of these systems in fiscal 2022. Our buyers also regularly review the age and performance of merchandise and manage both the reordering and markdown processes.

Store Operations

Our stores are located in the heart of the vibrant lower income communities we serve. We hire a diverse staff of women and men from the local area surrounding our stores. As of January 29, 2022, more than 80% of our store associates are African American or Latinx, and more than 90% of our store management positions are filled by women. We cater to entire families and offer a one-stop shopping experience in the underserved communities in which we operate. We welcome everyone with “Hi, welcome to Citi Trends” and we develop a longstanding rapport with many of our customers, many of whom we know by name. Every Citi Trends store presents a specialty store environment with a wide array of offerings.

The average selling space of our 609 stores is approximately 11,000 square feet, which allows us the space and flexibility to organize our six “Citis” of business in exciting and appealing ways. The unobstructed floor plan allows the customer to see almost all of the different product areas from the store entrance and provides us the flexibility to easily expand and contract departments in response to customer demand, seasonality and merchandise availability. Nearly all of our inventory is displayed on the selling floor. Our mission is to curate highly appealing products at value prices for our core customers. We provide a place to shop that is fresh and fun for the entire family at prices that don’t break the bank. A critical component of our success is to maintain an environment that is neat, clean and organized, where everyone is welcome.

The typical store is staffed with a Customer Experience Manager (“CEM”), Citi Merchandise Manager (“CMM”) and Citi Operations Manager (“COM”), along with seven to eight part-time Sales Associates, all of whom rotate work days on a shift basis. Our associates are critical to achieving our goals, and we strive to hire associates from the local community with high energy levels and motivation. We have well-established store operating policies and procedures and an extensive 30-day in-store training program for new store CEMs, CMMs and COMs. Sales associates also participate in a 14-day customer service and store procedures training program, which is designed to enable them to assist customers in a friendly and helpful manner.

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

Our unique focus on underserved African American and Latinx families offers us the opportunity to pinpoint highly targeted and highly visible store locations. Cost-effective store locations are an important part of our store profitability model. Accordingly, we look for locations in outdoor community shopping centers that offer attractive rents and meet our demographic and economic criteria. We have a dedicated real estate management team responsible for new store site selection, and we employ rigorous analysis to approve final store selection decisions. In selecting a location, we target urban, suburban and rural markets and our strategy includes both further densification of existing markets and entering new markets over time. In addition, we require convenient site accessibility, as well as strong co-tenants, such as grocery stores, dollar stores, beauty stores and other value stores. We aim to be an integral part of our customers’ community by providing a compelling shopping destination and career opportunities. After completing a study in fiscal 2020 with a third-party provider, we believe we can grow our fleet to more than 1,000 stores over time.

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

Distribution

The substantial majority of merchandise sold in our stores is shipped directly from our company-owned distribution centers in Darlington, South Carolina and Roland, Oklahoma, utilizing third-party delivery partners. Our stores receive multiple shipments of merchandise each week from our distribution centers. In addition, we initiated a drop-shipment program in fiscal 2020 that we continued to expand in fiscal 2021 that enables us to expedite the delivery of select merchandise to our stores by shipping directly from our vendors.

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

We have developed and are executing on our strategic roadmap to upgrade our information systems. In fiscal 2021, we implemented a cloud-based business intelligence platform to provide robust analytical capabilities across our enterprise and extend visibility to granular levels of the business. In addition, we completed a project to replace our point-of-sale systems across the entire fleet of stores, which included new hardware, software and payment systems to improve our store operational processes, increase transactional efficiencies and provide enhanced visibility to the business. We will continue to execute on our roadmap in fiscal 2022 with the planned implementation of an upgraded ERP system for our merchandising and finance teams in 2022, as well as an increased focus on modernizing our supply chain systems and further enhancing our merchandising, planning and allocation systems to advance our use of data and analytics.

Competition

The markets we serve are highly competitive. We compete with a broad range of retailers, including national chains, mass merchants, discount stores and specialty stores with both physical locations and online stores. The principal measures of competition in the retail business are fashion, assortment, pricing and presentation. We believe we have a competitive advantage in our offering of fashion and trends at everyday low prices, and our strategy of focusing on African American and Latinx customers puts Citi Trends in a unique competitive position. We also believe we offer a more inviting store format than the traditional retailers, including our assortment and layout of merchandise, use of carpeted floors and colorful signage, and fixtures that are easy to shop. Our competitors generally focus less on trend-driven apparel and, within their apparel offering, lack the specialized focus on fashionable mix that appeals to our core customers. As a result, we believe there is significant demand for a specialty value retailer that addresses the market of low and moderate income customers generally and, particularly, African American, Latinx and other customers who seek extreme value for fashion apparel, accessories and home goods. See Item 1A. Risk Factors in this Report for additional information regarding competition in our markets.

Intellectual Property

Our trademarks and service marks have significant value and are important to our marketing efforts. We have registered “Citi Trends” as a trademark with the U.S. Patent and Trademark Office on the Principal Register for retail department store services. We have also registered the following trademarks with the U.S. Patent and Trademark Office on the Principal Register for various apparel brands: “Citi Steps,” “Citi Trends Fashion for Less,” “Lil Ms Hollywood,” “Red Ape,” and “Vintage Harlem.” Our policy is to pursue registration of our marks and to oppose vigorously infringement of our marks.

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

Human Capital Management

The success of Citi Trends is directly attributable to our people and their passion to achieve our performance goals. We recognize the importance of attracting and retaining top talent in our workforce that reflects the communities we serve. We strive to make Citi Trends a diverse, inclusive and safe workplace, with opportunities for our associates to grow and develop in their careers, supported by competitive compensation, benefits and health and wellness programs, and by programs that build connections between our associates and their communities.

Associates. As of January 29, 2022, we had approximately 3,000 full-time and approximately 2,400 part-time associates. Of these associates, approximately 4,500 are employed in our stores and the remainder are employed in our distribution centers, buying offices and corporate office. We are not a party to any collective bargaining agreements, and none of our associates are represented by a labor union.

Corporate Culture. In fiscal 2021 we launched a comprehensive new purpose and values culture platform. The foundation of “Citi Life” is that Life is best when you live BOLD, live PROUD and respect ALL. This is supported by our five core values that define who we are as a Company:

●	One with My Citi. We connect with our neighborhoods to develop long-standing relationships with the people and places that need us.
●	Respect is Our Style. We treat everyone like we want to be treated while celebrating our diversity and inclusion.
●	Success is Your Trend. Our associates can plan a path, follow it and get the support needed to build a career.
●	Amaze Our Customers. Our customers come first and it is our job to go above-and-beyond.
●	Make it Fun. Make it Fresh. Make it Friendly. We encourage a healthy, energetic atmosphere for our customers, friends and family.

We believe these core values represent the emotional connection that our customers and associates have with Citi Trends and are integral to the successful achievement of our growth plans.

Diversity and Inclusion. We believe that a diverse and inclusive team is critical to our success. We strive to foster an intentionally inclusive, diverse and productive working environment where our associates are valued and respected. We continue to focus on attracting, developing and retaining team members that reflect the diverse communities we serve. As of January 29, 2022, more than 80% of our team members are African American or Latinx and 84% are female. In addition, three of our nine board members are African American females.

Citi Trends embraces diversity and is committed to continued improvements throughout the Company. The Corporate Social Responsibility (“CSR”) Committee of the board monitors the Company’s progress towards its diversity and inclusion objectives, metrics and compliance with the Company’s responsibilities as an equal opportunity employer. The CSR Committee works closely with the Compensation Committee and the Nominating and Corporate Governance Committee of the board to develop processes to achieve the Company’s diversity objectives and metrics.

In addition, our Chief Executive officer has signed the CEO Action Pledge for Diversity & Inclusion, the largest CEO-driven business commitment to advance diversity and inclusion in the workplace. We have delegated a diverse group of Company ambassadors to pursue the actions outlined in the pledge to advance diversity and inclusion in the workplace.

Health, Safety and Wellness. The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health, safety and wellness of our associates. In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our associates as well as the communities in which we operate. We continue to follow guidance released by state and federal health officials to create a safe environment for our associates to work and our customers to shop. As of the end of fiscal 2021, many of the associates at the Company’s corporate and buying offices continued to work from home.

Compensation and Benefits. We provide competitive compensation and comprehensive benefits programs to help meet the needs of our associates. In addition to salaries, these programs (which vary by position) include annual bonuses, stock awards, a 401(k) match, healthcare and insurance benefits, paid time off and personal/family leave.

Training and Development. Our associates are critical to achieving our goals, and we strive to hire associates with high energy levels and motivation. We have well-established store operating policies and procedures and an extensive 30-day in-store training program for new store management members. Sales associates also participate in a 14-day customer service and store procedures training program, which is designed to enable them to assist customers in a friendly and helpful manner. Commensurate with the introduction of our new purpose and values, we are in the process of developing significant enhancements to our training and development programs to further ensure they provide associates with the resources they need to help achieve their career goals, build management skills and lead their organizations.

Community Involvement. We believe that building connections between our associates, their families and our communities creates a more meaningful, fulfilling and enjoyable workplace. We formed the CITIcares (“cares” - Citi Trends Against Racism Employee Solutions) Council in August 2020 to create and oversee initiatives of change that will have a positive impact in the lives of our customers and associates. The CITIcares Council is a diverse group of associates who are passionate about making a difference. They represent every division and level of the company, including both genders, multiple ethnicities and different geographies. The purpose of the CITIcares Council is to collaborate with community leaders, organizations, individuals and established programs in local underserved communities on the core areas of education, healthcare, employment and exposure.

Citi Trends has been engaged in multiple community programs. In February 2021, we launched our Black History Makers program to honor Black entrepreneurs who are making an impact in their communities. The program is designed to increase awareness of Black-owned businesses and provided ten $5,000 grants to Black business owners. In February 2022, we launched our second annual campaign for this program to build on the momentum from last year.

Available Information

Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and amendments to those reports, as well as other information that we file or furnish with the Securities and Exchange Commission (“SEC”) are available free of charge at https://ir.cititrends.com as soon as reasonably practicable after we file or furnish such material to the SEC. In addition, the SEC maintains a website at http://www.sec.gov that contains information we electronically file or furnish to the SEC. Our Corporate Governance Guidelines, Code of Ethics and the charters for the committees of our board of directors are also available free of charge at https://ir.cititrends.com or in print upon request. Information on our website is not part of this or any other report we file or furnish to the SEC.

ITEM 1A.RISK FACTORS

You should carefully consider the following risk factors, together with the other information contained or incorporated by reference into this Report and our other filings with the SEC. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we deem to be currently immaterial also may impair our business operations. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to our Business and Operations

Our financial and operating performance may be materially and adversely affected by the outbreak of the novel coronavirus (“COVID-19”).

The COVID-19 pandemic has continued to cause significant public health concerns as well as economic disruption, uncertainty, and volatility, all of which have impacted and are expected to continue to impact our business. The pandemic has adversely affected workforces, customers, consumer sentiment, economies and financial markets, and has impacted our financial results. In response to the pandemic, governmental authorities in certain jurisdictions have implemented numerous measures in an attempt to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place orders and business shutdowns. The nature and the scope of these actions, as well as decisions we have made to protect the health and safety of our employees, consumers and communities, vary from jurisdiction to jurisdiction, but have impacted our financial results and may continue to do so in the future. In response to COVID-19, in the first quarter of fiscal 2020, we temporarily closed all of our retail stores and distribution centers and temporarily closed our corporate and buying offices with associates working remotely where possible. As of July 18, 2020, we safely reopened all of our stores and distribution centers while following all applicable state and local health protocols, including providing personal protective equipment to employees and implementing social distancing practices as required. We may face additional store closure requirements and other operational restrictions with respect to some or all of our physical locations for prolonged periods of time due to, among other factors, governmental restrictions, including public health directives, quarantine policies or social distancing measures.

During fiscal 2021, we saw improvement in our financial results and positive trends as governments eased restrictions and provided economic stimulus and vaccine distribution accelerated, leading to an increase in spending and increased customer demand. However, the emergence of new variants of COVID-19 has led to, and for an unknown period of time may continue to lead to, disruptions in local, regional and national markets, including decreased customer foot traffic to our retail stores. If consumer traffic fails to return to pre-pandemic levels or there are fluctuations in consumer traffic, our sales may be negatively affected. Such negative impacts may be exacerbated during traditionally peak consumer traffic periods such as the holiday shopping season. Additionally, the duration and amount of government economic and fiscal stimulus measures in response to the COVID-19 pandemic has and will likely continue to decrease in fiscal 2022, which could have a material impact on our customers’ spending ability and our financial condition.

The extent to which COVID-19 will impact our business operations, consolidated financial results and liquidity will depend on future developments, which are highly uncertain and cannot be predicted, including the duration and scope of the pandemic (including the emergence of new variants or additional waves of cases); our ability to adjust our business strategies to mitigate the impact of the pandemic; the re-closure of any or all of our retail stores or distribution centers; the negative impact the pandemic has on global and regional economies and economic activity, including inflation, the duration and magnitude of its impact on consumer discretionary spending and the extent of any recession resulting from the COVID-19 pandemic, including how quickly economies recover after the pandemic subsides; the duration and extent of economic stimulus; higher insurance costs, changes in consumer shopping patterns and the impact on traditionally strong sales periods; the ability of our suppliers, vendors and customers to successfully address the impacts of the pandemic; supply chain interruptions, higher freight and other distribution costs, increased payroll expenses, labor shortages and other difficulties hiring and retaining labor, increased costs to maintain safe work and shopping environments and actions taken by governments, businesses and individuals in response to the pandemic. There may also be consequences that we do not anticipate at this time or that develop in unexpected ways. The impacts of the pandemic have had, and may continue to have, an adverse impact on our financial condition, results of operations and liquidity. We will continue to monitor the effects of COVID-19 and take the necessary actions to safely serve our employees, customers, communities and shareholders.

In addition to the risks specifically described above, the impact of COVID-19 is likely to implicate and exacerbate other risks disclosed in this Item 1A, including consumer behavior and expectations, cybersecurity threats, technology systems disruption, supply chain disruptions, labor availability and cost, implementation of our strategic goals, litigation, and regulatory requirements.

Our success depends on our ability to anticipate, identify and respond rapidly to changes in consumers’ fashion tastes, and our failure to adequately evaluate fashion trends could have an adverse effect on our business, financial condition and results of operations.

The apparel industry in general and our core customer market in particular are subject to rapidly evolving fashion trends and shifting consumer demands. The market for home goods and furnishings is also subject to evolving consumer demands. Accordingly, our success is heavily dependent on our ability to anticipate, identify and capitalize on emerging fashion and home trends, including products, styles and materials that will appeal to our target consumers. A failure on our part to anticipate, identify or react appropriately and timely to changes in styles, trends, brand preferences or desired image preferences is likely to lead to lower demand for our merchandise, which could cause, among other things, sales declines, excess inventories and higher markdowns, which could materially adversely affect our business and our brand image. Because our success depends significantly on our brand image among our core customer market, damage to our brand image as a result of our failure to identify and respond to changing trends and tastes could have a material negative impact on our business. There can be no assurance that our new product offerings will have the same level of acceptance as our product offerings in the past or that we will be able to adequately and timely respond to the preferences of our customers. The failure of our product offerings to appeal to our customers could have a material adverse effect on our business, results of operations and financial condition.

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

Our ability to attract consumers to our stores depends on several factors, including the success of the outdoor community shopping centers where our stores are located.

We locate our stores primarily in outdoor community shopping centers where we believe our consumers and potential consumers shop. The success of an individual store can depend on favorable placement within a given community shopping center and from the volume of traffic generated by the other destination retailers and the anchor stores in the community shopping centers where our stores are located. We cannot control the development of alternative shopping destinations near our existing stores or the availability or cost of real estate within existing or new shopping destinations. If our store locations fail to attract sufficient consumer traffic whether because of consumer preferences to shop on the internet or at large warehouse stores, concerns over indoor shopping in light of the COVID-19 pandemic, increased competition in areas where our stores are located, the amount spent on advertising and promotion to attract consumers to our stores, an economic slowdown or a decline in the popularity of outdoor community shopping centers, or if we are unable to locate replacement locations on terms acceptable to us, our business could suffer. If one or more of the destination retailers or anchor stores located in the community shopping centers where our stores are located close or leave, or if there is significant deterioration of the surrounding areas in which our stores are located, it could result in reduced sales at our stores and leave us with excess inventory, which could have a material adverse effect on our financial results or business..

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

Our sales and earnings are significantly higher during the first and fourth quarters each year due to the importance of the spring selling season, which includes Easter, and the fall selling season, which includes Christmas. Factors negatively affecting us during the first and fourth quarters, including adverse weather, public health emergencies such as the COVID-19 pandemic, unfavorable economic conditions, reduced governmental assistance, and tax refund patterns for our customers, will have a greater adverse effect on our financial condition than if our business was less seasonal.

Seasonal fluctuations also affect our inventory levels. In order to prepare for the spring and fall selling seasons, we must order and keep in stock significantly more merchandise than during other parts of the year. While we believe we have a flexible supply chain, we often enter into agreements to purchase merchandise well in advance of the applicable selling season and before trends are confirmed by sales. Therefore, we are vulnerable to changes in consumer preference and demand between the time we design and order our merchandise and the season in which this merchandise will be sold. If we are not able to accurately predict customers’ preferences for our fashion items, we may have too much inventory which may result in increased markdowns and, therefore, lower than planned margins. Conversely, if we are unable to accurately predict demand for our merchandise, we could also end up with inventory shortages, which may negatively impact customer relationships, diminish brand loyalty and result in lost sales. In either event, our sales may be lower and our cost of sales may be higher than historical levels, which could have a material adverse effect on our business, financial condition and results of operations.

We could experience a reduction in sales if we are unable to fulfill our current and future merchandising needs.

We depend on our suppliers for the continued availability and satisfactory quality of our merchandise. Most of our suppliers could discontinue selling to us at any time. Additionally, if the manufacturers or other owners of brands or trademarks terminate the license agreements under which some of our suppliers sell our products, we may be unable to obtain replacement merchandise of comparable fashion appeal or quality, in the same quantities or at the same prices. We purchase a portion of our products from distributors and directly from large manufacturers who may deliver those products directly to our customers (“drop ship”). These drop ship delivery relationships enable us to make available to our customers a wide selection of products without having to maintain large amounts of inventory. The termination or interruption of our relationships with any of these drop ship suppliers could materially adversely affect our business. In addition, a number of our suppliers are smaller, less capitalized companies and are more likely to be impacted by unfavorable general economic and market conditions, including economic downturns caused by natural disasters, acts of terror, or public health emergencies (including the COVID-19 pandemic), than larger and better capitalized companies. These smaller suppliers may not have sufficient liquidity during economic downturns to properly fund their businesses, and their ability to supply their products to us could be negatively impacted. If we lose the services of one or more of our significant suppliers or one or more of them fail to meet our merchandising needs, we may be unable to timely or adequately replace the merchandise we currently source with merchandise provided elsewhere, which could negatively impact our sales and results of operations.

Failure to properly manage and allocate our inventory could have an adverse effect on our business, sales, margins, financial condition, and results of operations.

In order to better serve our customers and maximize sales, we must properly execute our inventory management strategies by appropriately allocating merchandise among our stores, timely and efficiently distributing inventory to such locations, maintaining an appropriate mix and level of inventory in such locations, appropriately changing the allocation of floor space of stores among product categories to respond to customer demand, and effectively managing pricing and markdowns, and there is no assurance we will be able to do so. In addition, as we continue to implement new inventory allocation initiatives, there could be disruptions in inventory flow and placement. Failure to effectively execute our opportunistic inventory buying and inventory management strategies could adversely affect our business, financial condition and results of operations. We also face certain risks from our use of third-party order fulfillment and drop shipping by our product vendors for products we do not hold in inventory such as freight cost increases, timely delivery and customer service and delays due to work stoppages.

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

Merchandise we sell in our stores is subject to regulatory standards set by various governmental authorities with respect to quality and safety. Regulations in this area may change from time to time. We rely on numerous third parties to supply quality merchandise that complies with applicable product safety laws and other applicable laws, but these third parties may not comply with all such applicable laws. Violations of law by our importers, suppliers, manufacturers or distributors could result in delays in shipments and receipt of goods or damage our reputation, thus causing our sales to decline. Although our arrangements with our vendors frequently provide for indemnification for product liabilities, the vendors may fail to honor those obligations to an extent we consider sufficient or at all. Issues with the quality and safety of merchandise we sell in our stores, regardless of our fault, or customer concerns about such issues, could result in damage to our reputation, lost sales, uninsured product liability claims or losses, merchandise recalls, increased costs, and regulatory, civil or criminal fines or penalties, any of which could have a material adverse effect on our financial results. Further, we could incur liability with manufacturers or other owners of brands or trademarked products if we inadvertently receive and sell counterfeit brands, infringing products or unlicensed goods, which could adversely impact our results of operations. We endeavor to establish relationships with reputable vendors to reduce this risk.

If we fail to protect our name and brand in the marketplace, there could be a negative effect on our business and limitations on our ability to penetrate new markets.

We believe that our “Citi Trends” trademark is integral to our store design and our success in building consumer loyalty to our brand. We have registered this trademark with the U.S. Patent and Trademark Office. We have also registered, or applied for registration of, additional trademarks with the U.S. Patent and Trademark Office that we believe are important to our business. We cannot assure you that these registrations will prevent imitation of our name, merchandising concept, store design or private label merchandise or the infringement of our other intellectual property rights by others. Further, the use of social media by us and consumers has also increased the risk that our image and reputation could be negatively impacted. The availability of information, reviews and opinions on social media is immediate, as is its impact. The opportunity for dissemination of information, including inaccurate and inflammatory information and opinion via social media, is nearly infinite. Even if we react quickly and appropriately to negative social media and correct inaccuracies about us or our brand, our reputation and customers’ perception of our brand could be negatively impacted. Imitation of our name, concept, store design or merchandise in a manner that projects lesser quality or carries a negative connotation of our brand image or other damage to our brand image and reputation in any aspect of its operations could have an adverse effect on our reputation, business, financial condition and results of operations.

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

Failure to attract, motivate and retain personnel and control our labor costs could have an adverse effect on our financial condition.

Our success depends in part upon our ability to attract, motivate and retain a sufficient number of store sales associates, including store managers, who understand and appreciate our corporate culture and customers, and are able to adequately and effectively represent this culture with our customers. Like most retailers, we experience significant employee turnover rates, particularly among store sales associates and managers. We therefore must continually attract, hire and train new personnel to meet our staffing needs. A significant increase in the turnover rate among our store sales associates and managers would increase our recruiting and training costs and could cause us to be unable to service our customers effectively. If we are unable to hire and retain store personnel capable of consistently providing a high level of customer service, as demonstrated by their enthusiasm for our culture, understanding of our customers and knowledge of the merchandise we offer, our ability to open new stores may be impaired, the performance of our existing and new stores could be materially adversely affected and our brand image may be negatively impacted.

Our ability to meet our labor needs and control labor costs is subject to various external factors, including increased market pressures with respect to prevailing wage rates, unemployment levels and health and other insurance costs; the impact of legislation or regulations governing labor relations, immigration, minimum wage, and healthcare benefits; changing demographics; the continuing impacts of the COVID-19 pandemic; and our reputation within the labor market. As a result of the ongoing COVID-19 pandemic, we have faced and may continue to face additional challenges in recruiting and retention of associates due to health and safety concerns, vaccine or testing mandates and other governmental requirements. Wage rates for many of our employees are slightly above the federal minimum wage. As federal and/or state minimum wage rates increase, we may need to increase not only our employees’ wage rates that are under the new minimum, but also the wages paid to our other hourly employees. Additionally, if we fail to pay such higher wages we could suffer increased employee turnover. These factors, together with growing competition among potential employers, may result in increased salaries, benefits, or other employee-related costs, or may impair our ability to recruit and retain employees, which could have an adverse impact on our business, financial condition and results of operations.

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

Downturns, or the expectation of a downturn, in general economic conditions, including the effects of unemployment levels, salaries and wage rates, inflation in energy, food and other consumer good prices, interest rates, higher insurance costs, levels of consumer debt, taxation (including delays in the distribution of tax refunds), government stimulus, consumer confidence, increased fuel costs or fuel shortages, increased shipping, transportation and distribution costs and other macroeconomic factors, could adversely affect consumer spending patterns, our sales and our results of operations. Consumer confidence may also be affected by domestic and international political or social unrest (including related protests or disturbances), acts of war or terrorism, natural disasters, public health emergencies like the COVID-19 pandemic, or other significant events outside of our control. These and other social, political and economic factors that contribute to consumer unease or damage to our stores, may lead to a decrease in spending by consumers or disrupt our store operations, which may negatively impact our business, financial condition and results of operations. Also, because apparel generally is a discretionary purchase, declines in consumer spending patterns may have a more negative effect on apparel retailers than some other retailers. In addition, since many of our stores are located in the southeastern United States, our operations are more susceptible to regional factors than the operations of our more geographically diversified competitors. Therefore, any adverse economic conditions that have a disproportionate effect on the southeastern United States could have a greater negative effect on our sales and results of operations than on retailers with a more geographically diversified store base.

A significant disruption to our distribution process or southeastern retail locations could have an adverse effect on our business, financial condition and results of operations.

Our ability to distribute our merchandise to our store locations in a timely manner is essential to the efficient and profitable operation of our business. We have distribution centers located in Darlington, South Carolina and Roland, Oklahoma. The efficient flow of our merchandise requires that our distribution facilities be operated effectively and have adequate capacity to support our current level of operations and any anticipated increased levels that may follow from the growth of our business. Any natural disaster or other disruption to the operation of either of these facilities or our drop shipping capabilities due to fire, accidents, public health emergency such as the current COVID-19 pandemic, weather conditions, including natural disasters, or any other cause could damage a significant portion of our inventory, impair our ability to stock our stores adequately and may result in increased supply chain costs or lost sales. For example, we typically generate higher revenues and gross margins during our fourth fiscal quarter, which includes the year-end holiday season. Therefore, if weather conditions are not favorable during these periods, our operating results and cash flow from operations could be adversely affected.

In addition, the southeastern United States, where the Darlington distribution center and many of our stores are located, is vulnerable to significant damage or destruction from hurricanes and tropical storms. Such weather events may become increasingly frequent or severe as a result of climate change. Although we maintain insurance on our stores and other facilities, the economic effects of a natural disaster that affects our distribution centers and/or a significant number of our stores could have an adverse effect on our business, financial condition and results of operations.

We currently rely upon third-party transportation providers for all of our merchandise shipments to our distribution centers and our retail stores. Accordingly, we are subject to the risks, including labor disputes or strikes, union organizing activity, inclement weather, public health emergencies, supply chain interruptions, port delays, increased freight, distribution and transportation costs, associated with such providers’ ability to provide delivery services to meet outbound shipping needs. In addition, if the cost of fuel rises, the cost to deliver merchandise to our distribution centers and our retail stores may rise and such costs could have an adverse impact on our profitability. If we change the transportation providers we use, we could face logistical difficulties that could adversely affect deliveries, and we would incur costs and expend resources in connection with such change. Moreover, we may not be able to obtain terms as favorable as those received from our current independent third-party transportation providers which, in turn, would increase our costs. Failure to deliver merchandise to our distribution centers and our retail stores in a timely, effective and economically viable manner could adversely affect our business, financial condition and results of operations.

We do not own or operate any manufacturing or production facilities and therefore depend upon third parties for the manufacture of all of our merchandise. The inability of a manufacturer to ship goods on time and to our specifications, or to operate in compliance with our guidelines or any other applicable laws, could negatively impact our business.

We do not own or operate any manufacturing or production facilities. As a result, we are dependent upon our timely receipt of quality merchandise from third-party manufacturers. If our manufacturers do not ship orders to us in a timely manner or meet our quality standards, it could cause delays in responding to consumer demands or inventory shortages and negatively affect consumer confidence in the quality and value of our brand or negatively impact our competitive position. Any of these factors could have a material adverse effect on our financial condition or results of operations. Furthermore, we are susceptible to increases in sourcing costs, which we may not be able to pass on to customers, and changes in payment terms from manufacturers, which could adversely affect our financial condition and results of operations.

We maintain compliance guidelines for our vendors that dictate various standards, including product quality, manufacturing practices, labor compliance and legal compliance. If any of our manufacturers fail to comply with applicable laws or these guidelines, or engage in any socially unacceptable business practices, such as poor working conditions, child labor, disregard for environmental standards or otherwise, our brand reputation could be negatively impacted and our results of operations could in turn be materially adversely affected.

Adverse trade restrictions may disrupt our supply of merchandise. We also face various risks because much of our merchandise is imported.

We purchase our merchandise from a large assortment of vendors, and a substantial portion of this merchandise is manufactured outside of the United States and imported by our vendors from countries such as China and other areas of the Asia-Pacific region. The countries in which our merchandise currently is manufactured or may be manufactured in the future could become subject to new trade restrictions imposed by the United States or other foreign governments. There is continuing uncertainty with respect to trade relations between the United States and such countries, especially China. Trade restrictions, including increased customs restrictions and tariffs or quotas against apparel or home items, as well as United States or foreign labor strikes, work stoppages or boycotts, could increase the cost or reduce the supply or impede the timely delivery of merchandise available to us and have an adverse effect on our business. In addition, our merchandise supply could be impacted if our vendors’ imports become subject to existing or future duties and quotas, or if our vendors face increased competition from other companies for production facilities, import quota capacity and shipping capacity.

We also face a variety of other risks generally associated with relying on vendors that do business in foreign markets and import merchandise from abroad, such as:

●	political or labor instability, natural disasters, public health emergencies, including the current COVID-19 pandemic, or the threat of terrorism, in particular in countries where our vendors source merchandise;
●	increases in merchandise costs due to raw material price inflation or changes in purchasing power caused by fluctuations in currency exchange rates;
●	enhanced security measures at United States and foreign ports, which could delay delivery of imports;
●	imposition of new or supplemental duties, trade restrictions, sanctions, tariffs, quotas, taxes, environmental regulations, emissions standards and other charges on imports;
●	compliance with new or changing import/export controls;
●	delayed receipt or non-delivery of goods due to the failure of foreign-source suppliers to comply with import regulations, organized labor strikes or congestion at United States ports;
●	concerns about human rights and working conditions in countries where our merchandise is manufactured and produced; and
●	local business practice and political issues, including issues relating to compliance with domestic or international labor and environmental standards.

Risks Related to our Strategy

We may not be able to sustain our growth plans or successfully implement our long-term strategic goals.

Our growth strategy includes successfully opening and operating new stores, optimizing product assortment and investing in infrastructure to expand our specialty value model within our current markets and into new geographic regions and customer demographics. Growth can add complexity to effective information sharing and requires significant attention from our management and other functions across our business in order to expand successfully and manage the implementation of this growth effectively. If any aspect of our expansion strategy does not achieve the success we expect, in whole or in part, we may fail to meet our financial performance expectations, slow our planned growth or close stores or operations. The success of opening new stores is dependent upon, among other things, the current retail environment, the identification of suitable markets and the availability of real estate that meets our criteria for traffic, square footage, co-tenancies, lease economics, demographics, and other factors, the negotiation of acceptable lease terms, construction costs, the increased hiring, training and retention of competent sales personnel, and the effective management of inventory to meet the needs of new and existing stores on a timely basis. Our ability to expand successfully into other geographic markets will also depend on acceptance of our retail store experience by customers in those markets, including our ability to design our stores in a manner that resonates locally and to offer the correct product assortment to appeal to consumers in such markets. Part of our growth strategy involves expanding our stores to the Latinx demographic, and we may not be able to successfully market to or predict demographic trends among this demographic. There can be no assurance that any newly opened stores will be received as well as, or achieve net sales or profitability levels consistent with, our projected targets or be comparable to those of our existing stores in the time periods estimated by us, or at all. These risks may increase with further growth, and we may not be able to execute our growth strategies successfully, on a timely basis, or at all, which may adversely affect our business plans, sales and results.

Additionally, increases in sales in existing stores are dependent on factors such as competition, including from online retailers, merchandise selection, store operations and customer satisfaction. If we fail to realize our goals of successfully managing our store operations and increasing our customer retention and recruitment levels, our sales may not increase and our growth may be impacted adversely.

The extent of the impact from the COVID-19 pandemic on our business and financial results could also impact our growth plans and long-term strategic goals. If we fail to implement these strategies successfully, or if these strategies do not yield the desired outcomes, our financial condition and results of operations would be adversely affected.

We may engage in strategic transactions that could negatively impact our liquidity, increase our expenses and present significant distractions to management.

We may consider strategic transactions and business arrangements, including, but not limited to, acquisitions, asset purchases, partnerships, joint ventures, restructurings and investments. Any such transaction may require us to incur non-recurring or other charges, may increase our near and long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could harm our financial condition and results of operations.

We depend upon strong cash flows from our operations to supply capital to fund our operations, growth, stock repurchases and interest and debt repayments.

Our business depends upon our operations to continue to generate strong cash flow to supply capital to support our general operating activities, to fund our growth and our return of cash to stockholders through our stock repurchase programs, if any, and to pay our interest and debt repayments. For example, as a result of the ongoing COVID-19 pandemic, we temporarily closed our stores beginning in March 2020. We also suspended both our share repurchase program and the payment of our quarterly cash dividends. We resumed our share repurchase program in the third quarter of fiscal 2020, although the amount and continuation of repurchases will be influenced by the evolving economic environment and business conditions. Our inability to continue to generate sufficient cash flows to support these activities could adversely affect our growth plans, capital expenditures, operating expenses and financial performance, including our earnings per share. Changes in the capital and credit markets, including market disruptions, limited liquidity, inflation and interest rate fluctuations may increase the cost of financing or restrict our access to these potential sources of liquidity. Our continued access to these liquidity sources on favorable terms depends on multiple factors, including our operating performance and maintaining strong credit ratings. In April 2021, we amended our revolving credit facility to modify terms and extend the maturity date to April 15, 2026. The amended facility provides a $75 million credit commitment and a $25 million uncommitted “accordion” feature that under certain circumstances could allow us to increase the size of the facility to $100 million. As of January 29, 2022, we had no borrowings outstanding under this facility and $0.6 million in letters of credit outstanding. Although we currently have available a credit facility to fund our current operating needs, if necessary, we cannot be certain that we will be able to replace our existing credit facility or refinance any future debt at a reasonable cost when necessary. If our access to capital is restricted or our borrowing costs increase, our operations and financial condition could be adversely impacted.

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

Our business is subject to numerous federal, state and local laws and regulations. New legal requirements in any number of areas could result in higher compliance costs. Changes in areas, such as workplace-regulation and other labor or employment benefits laws, supply chain, privacy and information security, or environmental regulation such as carbon emission standards and ESG performance, transparency and reporting may require extensive structural and organizational changes that could be difficult to implement, disrupt our business, cause reputational harm and materially adversely affect our operations and financial results. Additionally, in response to the COVID-19 pandemic state and local governments have implemented measures to slow the spread of the virus, including face mask mandates, social distancing requirements, vaccine verification and increased cleaning protocols, which may be difficult or costly to implement. Extended or additional restrictions on our operations may have adverse effects on our financial condition.

In addition to increased regulatory compliance requirements, changes in laws could make ordinary conduct of our business more expensive or require us to change the way we do business. For example, changes in federal and state minimum wage laws could raise the wage requirements for certain of our employees, which would likely cause us to reexamine our entire wage structure for stores. Other laws related to employee benefits and treatment of employees, including laws related to limitations on employee hours, work scheduling, supervisory status, leaves of absence, mandated health benefits or overtime pay, could also negatively impact us, such as by increasing compensation and benefits costs for overtime and medical expenses.

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

Our computer systems and the third-party systems we rely on are also subject to damage or interruption from a number of causes, including power outages; computer and telecommunications failures; computer viruses, malware, phishing or distributed denial-of-service attacks; security breaches; cyber-attacks; catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes; acts of war or terrorism and design or usage errors by our employees or contractors. Compromises, interruptions or shutdowns of our systems, including those managed by third parties, whether intentional or inadvertent, could lead to delays in our business operations and, if significant or extreme, affect our results of operations.

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

Our comparable store sales and quarterly results have fluctuated significantly in the past based on a number of economic, seasonal and competitive factors, as well as changes in our merchandise mix, and we expect them to continue to fluctuate in the future. Since the beginning of fiscal 2014, our quarter-to-quarter comparable store sales have ranged from a decrease of 44.5% to an increase of 142.0%, with the decrease of 44.5% occurring in the first quarter of fiscal 2020 and the increase of 142.0% occurring in the first quarter of 2021, both as a result of the COVID-19 pandemic that caused us to temporarily close our chain of stores during the first quarter of 2020. This variability could cause our comparable store sales and quarterly results to fall below the expectations of securities analysts or investors, which could result in a decline in the market price of our common stock.

Our stock price is subject to volatility.

Our stock price has been volatile in the past and may be influenced in the future by a number of factors, including:

●	actual or anticipated fluctuations in our operating results;
●	changes in preferences of our customers;
●	changes in securities analysts’ recommendations or estimates of our financial performance or our failure to meet any such estimates;
●	changes in market valuations or operating performance of our competitors or companies similar to ours;
●	announcements by us, our competitors or other retailers, including strategic actions by us or our competitors, such as acquisitions, restructurings, significant contracts, joint marketing relationships, joint ventures or capital commitments;
●	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;
●	additions and departures of key personnel;
●	changes in accounting principles;
●	the passage of legislation or other developments affecting us;
●	the trading volume of our common stock in the public market and size of our public float;
●	changes in economic or financial market conditions;
●	global economic, legal and regulatory factors unrelated to our performance;
●	natural disasters, public health emergencies, terrorist acts, acts of war or periods of civil unrest; and
●	the realization of some or all of the risks described in this section entitled “Risk Factors.”

These and other factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In addition, the stock markets have experienced significant price and trading volume fluctuations from time to time, including in recent months, and the market prices and trading volumes of the equity securities of retailers have been volatile, including our common stock. These broad market fluctuations may adversely affect the market price of our common stock.

We cannot provide any guaranty of future cash dividend payments or that we will continue to actively repurchase our common stock pursuant to a share repurchase program.

Any determination to declare and pay cash dividends on our common stock in the future (quarterly or otherwise) will be based, among other things, our board of directors’ conclusion in each instance that the declaration and payment of a cash dividend is in the best interest of our stockholders and is in compliance with all laws and agreements applicable to the dividend and upon our financial condition, results of operations, business and cash requirements. As part of the actions we took to increase our cash position and preserve financial flexibility in light of uncertainties resulting from the COVID-19 pandemic, we suspended our share repurchase program and the payment of quarterly cash dividends. We resumed our share repurchase program in the third quarter of fiscal 2020, although the amount and continuation of repurchases will be influenced by the evolving economic environment. Additionally, there can be no assurance that our existing share repurchase authorizations will be completed or that our board of directors will approve additional repurchase programs in the future. We presently have no intention to reinstate the dividend, and there can be no assurance that we will resume paying dividends on a regular basis.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

Store Locations

As of January 29, 2022, we operated 609 stores located in 33 states. Our stores average approximately 11,000 square feet of selling space and are typically located in outdoor community shopping centers that are convenient to low and moderate income customers.

We have no franchising relationships, and all of the stores are company operated. All existing 609 stores, totaling 8.1 million total square feet and 6.7 million selling square feet, are leased under operating leases. The typical store lease is for five years with options to extend the lease term for three additional five-year periods. Nearly all store leases provide us the right to cancel following an initial three-year period in the event the store does not meet pre-determined sales levels. The table below sets forth the number of stores in each of the 33 states in which we operated as of January 29, 2022:

Alabama	34
Arkansas	15
California	8
Connecticut	5
Delaware	3
Florida	55
Georgia	65
Illinois	26
Indiana	18
Iowa	2
Kansas	2
Kentucky	7
Louisiana	33
Maryland	8
Massachusetts	4
Michigan	22
Minnesota	2
Mississippi	30
Missouri	8
Nebraska	1
Nevada	3
New Jersey	2
New York	11
North Carolina	50
Ohio	30
Oklahoma	7
Pennsylvania	10
Rhode Island	2
South Carolina	43
Tennessee	18
Texas	59
Virginia	20
Wisconsin	6

Corporate Offices and Distribution Center Facilities

We own a facility in Savannah, Georgia totaling approximately 70,000 square feet, which serves as our headquarters and, to a lesser extent, as a storage facility. In addition, we currently lease a flexible office space in New York City. We also own a distribution center in Darlington, South Carolina totaling approximately 550,000 square feet and another distribution center in Roland, Oklahoma totaling approximately 565,000 square feet. On March 14, 2022, we entered into an agreement to consummate a sale and leaseback transaction of our distribution center in Darlington, South Carolina, and at our discretion, our distribution center in Roland, Oklahoma. The consummation of the transaction is subject to due diligence and other customary closing conditions.

We believe our facilities are suitable and adequate to meet our current business and operational needs.

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

Our common stock is traded on The NASDAQ Stock Market under the symbol “CTRN.” On March 15, 2022, there were 35 holders of record and approximately 10,000 beneficial holders of our common stock.

Dividends

On April 28, 2020, the Company announced the suspension of future cash dividends due to the current economic uncertainty stemming from the COVID-19 pandemic. Any determination to declare and pay cash dividends in the future will be made by the Company’s board of directors.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The number of shares of common stock that we repurchased during the fourth quarter of fiscal 2021 and the average price paid per share are as follows:

			Total number of	Maximum number (or
			shares purchased as	approximate dollar value)
	Total number	Average	part of publicly	of shares that may yet be
	of shares	price paid	announced plans or	purchased under the
Period	purchased	per share (1)	programs (2)	plans or programs (2)
November (10/31/21 - 11/27/21)	77,325	$86.13	77,325	$1,423,234
December (11/28/21 - 1/1/21)	17,994	$78.82	17,994	$30,005,235
January (1/2/22 - 1/29/22)	—	$—	—	$30,005,235
Total	95,319		95,319

(1) Includes commissions for the shares repurchased under the stock repurchase program.

(2) On November 30, 2021, the Company announced that its board of directors approved a $30 million stock repurchase program. On March 15, 2022, the Company announced that its board of directors approved an additional $30 million stock repurchase program. The stock repurchase programs do not have expiration dates.

Equity Compensation Plan Information.

See Item 12 of this Report.

Stock Performance Graph

Set forth below is a line graph comparing the last five years’ percentage change in the cumulative total stockholder return on shares of our common stock against the cumulative total returns of the Russell 2000 Index and the NASDAQ Retail Trade Index. This graph assumes that $100 was invested on January 31, 2017 in our common stock and in each of the market index and the industry index, and that all cash distributions were reinvested. Our common stock price performance shown on the graph is not indicative of future price performance.

Total Return Analysis	1/17	1/18	1/19	1/20	1/21	1/22

Citi Trends, Inc.	100.00	148.73	131.32	151.97	386.58	319.22
Russell 2000 Index	100.00	117.18	113.05	123.47	160.72	158.78
NASDAQ Retail Trade	100.00	152.24	161.79	187.53	298.48	281.88

ITEM 6.RESERVED

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. This discussion may contain forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under the section entitled “Risk Factors” and elsewhere in this Report, our actual results may differ materially from those anticipated in these forward-looking statements.

Discussions of our results of operations for the year ended January 30, 2021 compared to the year ended February 1, 2020 that have been omitted under this item can be found in "Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K for the year ended January 30, 2021, which was filed with the United States Securities and Exchange Commission on April 14, 2021.

Executive Overview

We are a growing specialty value retailer of apparel, accessories and home trends for way less spend primarily for African American and Latinx families in the United States. Our high-quality and trend-right merchandise offerings at everyday low prices are designed to appeal to the fashion and trend preferences of value-conscious customers. As of January 29, 2022, we operated 609 stores in urban, suburban and rural markets in 33 states.

Fiscal 2021 Business Highlights

●	Launched and market tested our new “CTx” store formats, the first major overhaul to our store format in over 10 years
●	Opened 27 new stores and remodeled 25 stores
●	Navigated the supply chain challenges and disruptions while maintaining healthy inventory stock with high freshness
●	Managed store and distribution labor headwinds with prudent leadership and effective staffing solutions
●	Initiated investments in infrastructure, including system enhancements for our merchandising teams and capacity upgrades for our distribution centers
●	Strengthened our diversity and leadership with two new additions to our board of directors
●	Launched “Citi Life” which encapsulates our brand purpose values and represents the emotional connection that our customers and associates have with Citi Trends

Fiscal 2021 Financial Highlights

●	Total sales of $991.6 million
●	Operating margin of 8.0%
●	Earnings of $6.91 per diluted share
●	Cash of $49.8 million at the end of the year with no debt
●	Repurchased $115.3 million of shares

For a further discussion of trends, uncertainties and other factors that could affect our future operating results related to the effects of the COVID-19 pandemic, see Item 1A. Risk Factors in this Report.

Our Strategy

We believe that Citi Trends is in a unique position for growth. We have a loyal customer base, a long runway for store growth and a motivated leadership team, supported by a healthy balance sheet. As described in more detail in “Item 1 – Business,” we have identified four strategic areas of focus that we believe will accelerate our sales and earnings growth over the next few years:

Growing Our Fleet. We believe that we have the potential to grow to more than 1,000 stores over time through both densification and new market entries. By the end of fiscal 2024, we expect about 50% of our stores will be in our compelling new CTx format.

Optimizing the Assortment. We believe that our unique ability to curate assortments for our customers further differentiates our model. In addition, we leverage consumer insights and analytics to add incremental assortments, and we employ pricing studies to expand margin.

Investing in Our Infrastructure. We believe that we have an opportunity to make strategic investments in our business that will improve our efficiencies and our capabilities to “buy,” “move” and “sell” our assortments to effectively engage current and new customers.

Making a Difference. Our team is dedicated to our neighborhoods and committed to positively impacting the African American and Latinx communities that we serve.

We strongly believe that our growth strategy centered around these four areas will accelerate our sales and earnings growth.

Uncertainties and Challenges

COVID-19

The COVID-19 pandemic continues to evolve and has caused significant volatility and disruptions in our business during fiscal 2021 and 2020. We remain focused on providing a safe store environment for our customers and associates while delivering an engaging shopping experience. We also prioritize the wellness and safety of our associates in our corporate offices and distribution centers. The communities we serve were severely impacted by the omicron variant at the end of fiscal 2021. Despite the recent improvement in trends, we cannot reasonably predict the extent to which our future business will be impacted by the pandemic.

Inflation

In addition to COVID-19, we expect that our operations will continue to be influenced by general economic conditions, including the recent surge in prices for food, fuel and energy due to inflationary pressures, which are particularly impactful to the communities we serve. In addition, we are closely monitoring the impacts of higher unemployment, wage inflation and costs to source our merchandise.

Supply Chain Disruptions

We have encountered increasing supply chain disruptions that began in the second half of fiscal 2021 and have continued through the date of this Report. In particular, our vendors have faced production delays and we have been impacted by industry-wide U.S. port and ground transportation delays. In response, we have taken various actions, including ordering merchandise earlier, leveraging our packaway merchandise stock and expanding the drop shipping program that we initiated in fiscal 2020. These supply chain disruptions have resulted in increased costs, and we expect supply chain pressures will persist through at least the first half of fiscal 2022.

Seasonality and Weather Patterns

The nature of our business is seasonal. Historically, sales in the first and fourth quarters have been higher than sales achieved in the second and third quarters of the fiscal year. In addition, sales of clothing are directly impacted by the timing of the seasons to which the clothing relates. While we have greatly expanded our product offerings to become a one-stop-shop, traffic to our stores is still influenced by weather patterns to some extent.

Basis of Presentation

Net sales consist of store sales and layaway fees, net of returns by customers. Cost of sales consists of the cost of products we sell and associated freight costs. Depreciation is not considered a component of cost of sales and is included as a separate line item in the consolidated statements of operations. Selling, general and administrative expenses are comprised of store costs, including payroll and occupancy costs, corporate and distribution center costs and advertising costs. We operate on a 52- or 53-week fiscal year, which ends on the Saturday closest to January 31. Each of our fiscal quarters consists of four 13-week periods, with an extra week added to the fourth quarter every five to six years. The years ended January 29, 2022, January 30, 2021 and February 1, 2020 are referred to herein as fiscal 2021, 2020 and 2019, respectively.

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

Net Sales and Additional Operating Data

The following table provides selected consolidated statement of operations data expressed both in dollars and as a percentage of net sales:

	Fiscal Year
	2021		2020		2019

	(dollars in thousands)
Statement of Operations Data
Net sales	$991,595	100.0%	$783,294	100.0%	$781,925	100.0%

Cost of sales (exclusive of depreciation)	(584,063)	(58.9)%	(471,618)	(60.2)%	(484,740)	(62.0)%
Selling, general and administrative expenses	(307,622)	(31.0)%	(260,198)	(33.2)%	(259,629)	(33.2)%
Depreciation	(20,393)	(2.0)%	(19,259)	(2.4)%	(18,535)	(2.3)%
Asset impairment	—	0.0%	(286)	(0.0)%	(472)	(0.1)%

Income from operations	79,517	8.0%	31,933	4.1%	18,549	2.4%
Interest income	31	0.0%	238	0.0%	1,577	0.2%
Interest expense	(306)	(0.0)%	(776)	(0.1)%	(158)	(0.0)%
Income before income taxes	79,242	8.0%	31,395	4.0%	19,968	2.6%
Income tax expense	(17,002)	(1.7)%	(7,417)	(1.0)%	(3,465)	(0.5)%

Net income	$62,240	6.3%	$23,978	3.1%	$16,503	2.1%

The following table provides information about store activity and the change in comparable store sales for each fiscal year:

	Fiscal Year
	2021	2020	2019

Total stores open, beginning of year	585	571	562
New stores	27	18	16
Closed stores	(3)	(4)	(7)
Total stores open, end of year	609	585	571

Comparable store sales (decrease) increase (1)	(2.1)%	(0.1)%	1.6%
(1)	Stores included in the comparable store sales calculation for any year are those stores that were opened prior to the beginning of the preceding fiscal year and were still open at the end of such year. Relocated stores and expanded stores are included in the comparable store sales results. Stores that are closed permanently or for an extended period are excluded from the comparable store sales results.

Key Operating Statistics

We measure performance using key operating statistics. One of the main performance measures we use is comparable store sales growth. We define a comparable store as a store that has been open for an entire fiscal year. Therefore, a store will not be considered a comparable store until its 13th month of operation at the earliest or until its 24th month at the latest. As an example, stores opened in fiscal 2020 and fiscal 2021 were not considered comparable stores in fiscal 2021. Relocated and expanded stores are included in the comparable store sales results. Stores that are closed permanently or for an extended period are excluded from the comparable store sales results. We also use other operating statistics, most notably average sales per store, to measure our performance. As we typically occupy existing space in established outdoor community shopping centers rather than sites built specifically for our stores, store square footage (and therefore sales per square foot) varies by store. We focus on overall store sales volume as the critical driver of profitability.

Fiscal 2021 Compared to Fiscal 2020

Net Sales. Net sales increased $208.3 million, or 26.6%, to $991.6 million in fiscal 2021 from $783.3 million in fiscal 2020, primarily due to temporary store closures in fiscal 2020 related to the COVID-19 pandemic. The increase in net sales was also driven by government stimulus payments and the lifting of COVID-19 restrictions that created a surge in demand, particularly in the first quarter of 2021.

Cost of Sales (exclusive of depreciation). Cost of sales increased $112.5 million, or 23.8%, to $584.1 million in fiscal 2021 from $471.6 million in fiscal 2020. As a percentage of net sales, cost of sales leveraged 130 basis points to 58.9% in fiscal 2021 from 60.2% in fiscal 2020 due to an increase of 195 basis points in the core merchandise margin (initial mark-up, net of markdowns) primarily driven by fewer markdowns, along with an improvement of 40 basis points in shrinkage, partially offset by 105 basis points deleverage in freight costs.

Selling, General and Administrative Expenses (“SG&A”). SG&A expenses increased $47.4 million, or 18.2% to $307.6 million in fiscal 2021 from $260.2 million in fiscal 2020 driven primarily by reduced payroll and occupancy expenses in 2020 related to COVID-19 temporary store closures. Also contributing to the increase in SG&A expenses was $8.0 million higher incentive-based compensation expense resulting from improved operating results in relation to budget, as well as the impact on expenses of opening 27 new stores in fiscal 2021 and 18 new stores in fiscal 2020. As a percentage of net sales, SG&A expenses leveraged 220 basis points to 31.0% from 33.2%.

Depreciation. Depreciation expense increased $1.1 million to $20.4 million in fiscal 2021 from $19.3 million in fiscal 2020.

Asset Impairment. There were no impairment charges related to underperforming stores in fiscal 2021. In fiscal 2020, impairment charges related to an underperforming store totaled $0.3 million, comprised of $0.1 million for leasehold improvements and fixtures and equipment, and $0.2 million for an operating lease right-of-use asset.

Income Tax Expense. Income tax expense increased $9.6 million to $17.0 million in fiscal 2021 from $7.4 million in fiscal 2020 due primarily to an increase of $47.8 million in pretax income. Our effective tax rate for fiscal 2021 was 21.5% compared to 23.6% in fiscal 2020. The decrease in the effective tax rate was primarily due to excess tax benefits from stock-based payment arrangements.

Net Income. Net income increased $38.2 million to $62.2 million in fiscal 2021 compared to $24.0 million in fiscal 2020, due to the factors discussed above.

Liquidity and Capital Resources

Capital Allocation

Our capital allocation strategy is to prioritize investments in opportunities to profitably grow our business and maintain current operations, then to return excess cash to shareholders through our repurchase programs. Our year-end cash and cash equivalents balance was $49.8 million compared to $123.2 million at the end of last year. Until required for other purposes, we maintain cash and cash equivalents in deposit or money market accounts.

Our principal sources of liquidity consist of: (i) cash and cash equivalents on hand; (ii) short-term trade credit arising from customary payment terms and trade practices with our vendors; (iii) cash generated from operations on an ongoing basis; and (iv) a revolving credit facility with a $75 million credit commitment.

In addition, on March 14, 2022, we entered into an agreement to consummate a sale and leaseback transaction of our distribution center in Darlington, South Carolina, and at our discretion, our distribution center in Roland, Oklahoma. The sale of the Darlington property is expected to provide net proceeds (after tax and transaction-related costs) of approximately $37 million. The sale of the Roland property, if elected by the Company, is expected to provide net proceeds of approximately $32 million. The sale of the Roland property is subject to due diligence and other customary closing conditions.

Inventory

Our year-end inventory balance was $123.8 million, compared with $103.8 million at the end of last year. The increase was primarily due to depleted inventory levels at the end of last year driven by outsized sales, combined with opportunistic purchases of packaway inventory at the end of fiscal 2021.

Capital Expenditures

Capital expenditures in fiscal 2021 were $29.7 million, an increase of $12.7 million over the prior year as we invested in our strategic initiatives, including opening 27 new stores, remodeling 25 stores and investing in system upgrades and distribution center enhancements. We anticipate capital expenditures in fiscal 2022 of $40 million to $45 million, primarily for opening approximately 35 new stores and remodeling approximately 50 stores, combined with continued investments in our systems and distribution centers.

Share Repurchases

During fiscal 2021 and 2020, we returned $115.3 million and $32.9 million, respectively, to shareholders through share repurchases. See Part II, Item 5 of this Report and Note 6 to the Financial Statements for more information.

Revolving Credit Facility

We have a revolving credit facility that matures in April 2026 and provides a $75 million credit commitment and a $25 million uncommitted “accordion” feature. Additional details of the credit facility are in Note 4 to the Financial Statements. At the end of fiscal 2021, we had no borrowings under the credit facility and $0.6 million in letters of credit outstanding.

Cash Flows

Cash Flows From Operating Activities. Cash provided by operating activities was $74.3 million in fiscal 2021 compared with $110.9 million in fiscal 2020. For fiscal 2021, significant sources of cash included: (1) $142.1 million from net income adjusted for non-cash expenses and insurance proceeds; and (2) a $12.8 million increase in accounts payable. Significant uses of cash included: (1) a $53.2 million decrease in accrued expenses and other-long-term liabilities due primarily to payments of operating lease liabilities; (2) a $20.4 million increase in inventory due primarily to depleted inventory levels at the end of last year driven by outsized sales; and (3) an $8.6 million change in income tax receivable/payable.

For fiscal 2020, significant sources of cash included: (1) $96.2 million from net income adjusted for non-cash expenses and insurance proceeds; (2) a $33.6 million decrease in inventory due to efforts to reduce inventory levels combined with outsized sales in the fourth quarter; (3) a $16.3 million increase in accrued compensation due primarily to higher incentive compensation earned relative to 2019; (4) a $5.8 million change in income tax payable; and (5) a $5.1 million increase in accounts payable. Significant uses of cash included: (1) a $38.4 million decrease in accrued expenses and other long-term liabilities due primarily to payments of operating lease liabilities; and (2) a $7.7 million increase in prepaid and other current assets due to a credit under the CARES Act and increases in tenant improvement allowances and charge card receivables.

Cash Flows From Investing Activities. Cash used in investing activities was $29.5 million in fiscal 2021 compared to cash provided of $26.7 million in fiscal 2020. Cash used in fiscal 2021 was primarily for capital expenditures in new and remodeled stores, along with investments in system upgrades and distribution center enhancements. Cash provided in fiscal 2020 was the result of $43.3 million of net proceeds from the sale of investment securities, partially offset by $17.0 million of capital expenditures.

Cash Flows From Financing Activities. Cash used in financing activities was $118.2 million in fiscal 2021 compared with $34.3 million in fiscal 2020. Repurchases of common stock totaled $115.3 million in fiscal 2021, while repurchases of common stock and dividend payments totaled $33.7 million in fiscal 2020.

Cash Requirements and Commitments

Our principal cash requirements consist of (1) inventory purchases; (2) capital expenditures to invest in our infrastructure; and (3) operational needs, including salaries, occupancy costs, taxes and other operating costs. We also use cash to repurchase stock under our stock repurchase programs. Historically, we have met these cash requirements using cash flow from operations and short-term trade credit. As of January 29, 2022, our contractual commitments for operating leases totaled $234.0 million (with $53.3 million due within 12 months) and our purchase obligations for open merchandise orders totaled $249.8 million due within 12 months. See Note 8 to the Financial Statements for more information regarding lease commitments.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with U.S. GAAP, which requires us to make estimates and apply judgments that affect the reported amounts. Actual results could differ from those estimates. We believe the following critical accounting policies describe the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Inventory

Inventory is stated at the lower of cost (first-in, first-out basis) or net realizable value as determined by the retail inventory method for store inventory and the average cost method for distribution center inventory. Under the retail inventory method, the cost of inventory is determined by calculating a cost-to-retail ratio and applying it to the retail value of inventory. Inherent in the retail inventory calculation are certain management judgments and estimates, including, among others, merchandise markups, markdowns and shrinkage, which impact the ending inventory valuation at cost as well as resulting cost of sales. Merchandise markdowns are reflected in the inventory valuation when the price of an item is lowered in the stores. As a result, we believe the retail inventory method results in a more conservative inventory valuation than other accounting methods. We estimate and record an allowance for shrinkage for the period between the last physical count and the balance sheet date. The estimate of shrinkage can be affected by changes in actual shrinkage trends. Inventory shrinkage as a percentage of sales in fiscal 2021, 2020 and 2019 was 0.4%, 0.8% and 1.2%, respectively. The allowance for inventory shrinkage was $4.4 million as of January 29, 2022 and $5.2 million as of January 30, 2021. As a measure of sensitivity, a ten percent change in our estimated shrinkage rates as of January 29, 2022, would not have materially impacted our cost of goods sold in fiscal 2021. Many retailers have arrangements with vendors that provide for rebates and allowances under certain conditions, which ultimately affect the value of the inventory. We do not generally enter into such arrangements with our vendors. There were no material changes in the estimates or assumptions related to the valuation of inventory during fiscal 2021.

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

Recent Accounting Pronouncements

We do not expect that any recently issued accounting pronouncements will have a material effect on our financial statements.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Citi Trends, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Citi Trends, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Citi Trends, Inc. and subsidiary (the "Company") as of January 29, 2022, the related consolidated statements of operations, cash flows, and stockholders’ equity, for the year ended January 29, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 29, 2022, and the results of its operations and its cash flows for the year ended January 29, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 29, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 14, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Inventory – Retail Inventory Method – Refer to Note 2 to the financial statements

Critical Audit Matter Description

Inventory is stated at the lower of cost or net realizable value as determined by the retail inventory method for store inventory. Under the retail inventory method, the cost of inventory is determined by calculating a cost-to-retail ratio and applying it to the retail value of inventory. Inherent in the retail inventory calculation are certain management judgments and estimates, including, among others, merchandise markdowns and shrinkage, which impact the ending inventory valuation at cost as well as resulting cost of sales. Merchandise markdowns are reflected in the inventory valuation when the price of an item is lowered in the stores. The Company estimates and records an allowance for shrinkage for the period between the last physical count and the balance sheet date. The estimate of shrinkage can be affected by changes in actual shrinkage trends. The balance of ending inventory was $123.8 million as of January 29, 2022.

Given the valuation of inventory under the retail inventory method requires management to make significant judgments and estimates, performing audit procedures to evaluate the reasonableness of the judgments and estimates related to the timing of markdowns and the allowance for shrinkage used in the valuation of inventory required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures to evaluate the reasonableness of the judgments and estimates related to the timing of markdowns and the allowance for shrinkage used in the valuation of inventory included the following, among others:

●	We tested the effectiveness of controls over the measurement of inventory under the retail inventory method, including merchandise markdowns and allowance for shrinkage.
●	We tested the timing of markdowns by:
o	Making a selection of markdowns recorded throughout the year and after year-end to test the accuracy and timeliness of the markdowns recorded.
o	Making a selection of purchases made throughout the year; determining if those purchases were subsequently marked down; and, if marked down, that the markdown was recorded timely.
o	Developing an expectation of markdowns in ending inventory based on historical relationships between markdowns and inventory balances on hand and compared to recorded markdowns.
●	We evaluated the assumptions used by management to estimate the allowance for shrinkage by:
o	Attending a selection of store physical inventories and recalculating the shrinkage for locations using the results of the store physical inventory.
o	Comparing management’s prior-year assumptions of expected shrinkage activity to actual activity incurred during the current year to determine the appropriateness of the allowance for shrinkage.
o	Developing an expectation of shrinkage in ending inventory based on historical relationships between shrinkage and inventory balances on hand and compared to recorded shrinkage.
o	Comparing the Company’s historical and current year inventory shrinkage to industry reports.

/s/ Deloitte & Touche LLP

Atlanta, Georgia

April 14, 2022

We have served as the Company's auditor since 2021.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Citi Trends, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Citi Trends, Inc. and subsidiary (the Company) as of January 30, 2021, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years ended January 30, 2021 and February 1, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 30, 2021, and the results of its operations and its cash flows for each of the years ended January 30, 2021 and February 1, 2020, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of February 3, 2019 due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842), as amended.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP

We served as the Company’s auditor from 2002 to 2021.

Jacksonville, Florida

April 14, 2021

Citi Trends, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	January 29,	January 30,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$49,788	$123,177
Inventory	123,835	103,845
Prepaid and other current assets	14,997	17,420
Income tax receivable	3,987	—
Total current assets	192,607	244,442
Property and equipment, net of accumulated depreciation	75,282	63,514
Operating lease right of use assets	201,827	179,673
Deferred income taxes	2,992	6,195
Other assets	1,317	769
Total assets	$474,025	$494,593

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$98,879	$84,832
Operating lease liabilities	47,803	46,983
Accrued expenses	14,532	16,592
Accrued compensation	25,896	29,315
Income tax payable	—	4,623
Layaway deposits	364	500
Total current liabilities	187,474	182,845
Noncurrent operating lease liabilities	168,304	145,828
Other long-term liabilities	2,104	2,286
Total liabilities	357,882	330,959

Stockholders’ equity:
Common stock, $0.01 par value. Authorized 32,000,000 shares; 16,090,365 shares issued as of January 29, 2022 and 15,981,394 shares issued as of January 30, 2021; 8,617,210 shares outstanding as of January 29, 2022 and 9,876,901 shares outstanding as of January 30, 2021	159	158
Paid in capital	101,037	95,484
Retained earnings	272,158	209,918
Treasury stock, at cost; 7,473,155 shares held as of January 29, 2022 and 6,104,493 shares held as of January 30, 2021	(257,211)	(141,926)
Total stockholders’ equity	116,143	163,634

Commitments and contingencies (Note 7)
Total liabilities and stockholders’ equity	$474,025	$494,593

See accompanying notes to consolidated financial statements.

Citi Trends, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Fiscal Year
	2021	2020	2019
Net sales	$991,595	$783,294	$781,925

Cost of sales (exclusive of depreciation shown separately below)	(584,063)	(471,618)	(484,740)
Selling, general and administrative expenses	(307,622)	(260,198)	(259,629)
Depreciation	(20,393)	(19,259)	(18,535)
Asset impairment	—	(286)	(472)
Income from operations	79,517	31,933	18,549
Interest income	31	238	1,577
Interest expense	(306)	(776)	(158)
Income before income taxes	79,242	31,395	19,968
Income tax expense	(17,002)	(7,417)	(3,465)
Net income	$62,240	$23,978	$16,503

Basic net income per common share	$6.98	$2.33	$1.41
Diluted net income per common share	$6.91	$2.32	$1.41

Weighted average number of shares outstanding
Basic	8,912	10,283	11,674
Diluted	9,013	10,325	11,699

See accompanying notes to consolidated financial statements

Citi Trends, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year
	2021	2020	2019
Operating activities:
Net income	$62,240	$23,978	$16,503
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20,393	19,259	18,535
Non-cash operating lease costs	50,455	48,242	45,463
Asset impairment	—	286	472
Loss on disposal of property and equipment	201	39	23
Deferred income taxes	3,203	474	(130)
Insurance proceeds related to operating activities	804	1,042	1,012
Non-cash stock-based compensation expense	4,776	2,912	2,121
Changes in assets and liabilities:
Inventory	(20,381)	33,564	1,216
Prepaid and other current assets	2,011	(7,718)	(1,588)
Other assets	(278)	(14)	(10)
Accounts payable	12,833	5,083	5,560
Accrued expenses and other long-term liabilities	(53,187)	(38,346)	(45,282)
Accrued compensation	(5)	16,302	267
Income tax payable/receivable	(8,610)	5,809	(1,581)
Layaway deposits	(136)	(54)	28
Net cash provided by operating activities	74,319	110,858	42,609

Investing activities:
Sales/redemptions of investment securities	35,272	43,759	59,836
Purchases of investment securities	(35,272)	(522)	(43,840)
Purchases of property and equipment	(29,707)	(16,956)	(24,175)
Insurance proceeds related to investing activities	192	416	573
Net cash (used in) provided by investing activities	(29,515)	26,697	(7,606)

Financing activities:
Borrowings under revolving credit facility	—	43,700	—
Repayments of revolving credit facility	—	(43,700)	—
Payment of debt issuance costs	(270)	—	—
Cash used to settle withholding taxes on the vesting of nonvested restricted stock	(2,638)	(608)	(733)
Dividends paid to stockholders	—	(832)	(3,765)
Repurchase of common stock	(115,285)	(32,861)	(28,445)
Net cash used in financing activities	(118,193)	(34,301)	(32,943)
Net (decrease) increase in cash and cash equivalents	(73,389)	103,254	2,060

Cash and cash equivalents:
Beginning of year	123,177	19,923	17,863
End of year	$49,788	$123,177	$19,923

Supplemental disclosures of cash flow information:
Cash paid for interest	$176	$731	$127
Cash payments of income taxes	$22,409	$1,134	$4,477
Supplemental disclosures of non-cash investing activities:
Accrual for purchases of property and equipment	$2,847	$1,392	$4,000
Conversion of nonvested cash-settled units to nonvested shares under incentive plan	$3,415	$—	$—

See accompanying notes to consolidated financial statements.

Citi Trends, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock		Paid in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balances — February 2, 2019	15,827,713	$157	$91,794	$176,094	3,669,476	$(80,620)	$187,425
Adoption of lease accounting standard	—	—	—	(2,060)	—	—	(2,060)
Vesting of nonvested shares	18,851	1	—	—	—	—	1
Issuance of nonvested shares under incentive plan	122,816	—	—	—	—	—	—
Forfeiture of nonvested shares	(24,359)	—	—	—	—	—	—
Stock-based compensation expense	—	—	2,121	—	—	—	2,121
Net share settlement of nonvested shares and units	(37,355)	(1)	(735)	—	—	—	(736)
Repurchase of common stock	—	—	—	—	1,404,056	(28,445)	(28,445)
Dividends paid to stockholders ($0.08 per common share)	—	—	—	(3,765)	—	—	(3,765)
Net income	—	—	—	16,503	—	—	16,503
Balances — February 1, 2020	15,907,666	$157	$93,180	$186,772	5,073,532	$(109,065)	$171,044
Vesting of nonvested units	—	1	—	—	—	—	1
Issuance of nonvested shares under incentive plan	127,880	—	—	—	—	—	—
Forfeiture of nonvested shares	(15,218)	—	—	—	—	—	—
Stock-based compensation expense	—	—	2,912	—	—	—	2,912
Net share settlement of nonvested shares	(38,934)	—	(608)	—	—	—	(608)
Repurchase of common stock	—	—	—	—	1,030,961	(32,861)	(32,861)
Dividends paid to stockholders ($0.08 per common share)	—	—	—	(832)	—	—	(832)
Net income	—	—	—	23,978	—	—	23,978
Balances — January 30, 2021	15,981,394	$158	$95,484	$209,918	6,104,493	$(141,926)	$163,634
Vesting of nonvested units	—	1	—	—	—	—	1
Conversion of nonvested cash-settled units to nonvested shares under incentive plan	123,478	—	3,415	—	—	—	3,415
Issuance of nonvested shares under incentive plan	23,539	—	—	—	—	—	—
Forfeiture of nonvested shares	(9,166)	—	—	—	—	—	—
Stock-based compensation expense	—	—	4,776	—	—	—	4,776
Net share settlement of nonvested shares	(28,880)	—	(2,638)	—	—	—	(2,638)
Repurchase of common stock	—	—	—	—	1,368,662	(115,285)	(115,285)
Net income	—	—	—	62,240	—	—	62,240
Balances — January 29, 2022	16,090,365	$159	$101,037	$272,158	7,473,155	$(257,211)	$116,143

See accompanying notes to consolidated financial statements.

Citi Trends, Inc.

Notes to Consolidated Financial Statements

1. Organization and Business

Citi Trends, Inc. and its subsidiary (the “Company”) is a growing specialty value retailer of apparel, accessories and home trends for way less spend primarily for African American and Latinx families in the United States. As of January 29, 2022, the Company operated 609 stores in urban, suburban and rural markets in 33 states.

Since early 2020, the global economy has been affected by COVID-19. The COVID-19 pandemic has caused, and may continue to cause, significant volatility and disruptions in the Company’s business, including the temporary closure of stores and limited store operating hours, reduced customer traffic and consumer spending, and delays in the manufacturing and shipping of products. Certain government actions to gradually ease restrictions, provide economic stimulus and distribute vaccines have resulted in signs of economic recovery. However, the Company cannot reasonably predict the extent to which our future business will be impacted by the pandemic.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany transactions and balances have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to January 31 of each year. The years ended January 29, 2022, January 30, 2021 and February 1, 2020 are referred to as fiscal 2021, fiscal 2020 and fiscal 2019, respectively, in the accompanying consolidated financial statements. Fiscal 2021, 2020 and 2019 are all comprised of 52 weeks.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and apply judgments that affect the reported amounts. Actual results could differ from those estimates.

The most significant estimates include those used in the valuation of inventory, property and equipment, self-insurance liabilities, leases and income taxes. Management periodically evaluates estimates used in the preparation of the consolidated financial statements for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively.

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

Inventory

Inventory is stated at the lower of cost (first-in, first-out basis) or net realizable value as determined by the retail inventory method for store inventory and the average cost method for distribution center inventory. Under the retail inventory method, the cost of inventory is determined by calculating a cost-to-retail ratio and applying it to the retail value of inventory. Merchandise markdowns are reflected in the inventory valuation when the retail price of an item is lowered in the stores. Inventory is recorded net of an allowance for shrinkage based on the most recent physical inventory counts and other assumptions for shrinkage activity. The allowance for inventory shrinkage was $4.4 million as of January 29, 2022 and $5.2 million as of January 30, 2021.

Property and Equipment, net

Property and equipment, net are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the lesser of the estimated useful lives (primarily three to five years for computer equipment and furniture, fixtures and equipment, seven years for major purchased software systems, ten years for leasehold improvements and fifteen to twenty years for buildings and building improvements) of the related assets or the relevant lease term.

Impairment of Long-Lived Assets

If facts and circumstances indicate that a long-lived asset may be impaired, the carrying value is reviewed. If this review indicates that the carrying value of the asset will not be recovered as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value. There was no impairment expense in fiscal 2021. Non-cash impairment expense in fiscal 2020 and 2019 totaled $0.3 million and $0.5 million, respectively, related primarily to leasehold improvements and fixtures and equipment at underperforming stores.

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

Stock-Based Compensation

The Company recognizes compensation expense associated with all nonvested restricted stock and performance-based restricted stock units based on the grant-date fair value of each award. The fair value of the awards is calculated based on the stock price on the grant date, incorporating an analysis of the performance measure where applicable. Compensation expense is recognized ratably over the requisite service period. See Note 6 for additional information on the Company’s stock-based compensation plans.

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

Sales Returns

The Company allows customers to return merchandise for up to thirty days after the date of sale. Expected refunds to customers are recorded based on estimated margin using historical return information. The refund liability for merchandise returns is recorded in accrued expenses on the consolidated balance sheet and totaled $0.2 million and $0.3 million as of January 29, 2022 and January 30, 2021. The corresponding asset for the recoverable cost of expected refunds is included in prepaid and other current assets and totaled $0.1 million as of both January 29, 2022 and January 30, 2021.

Disaggregation of Revenue

In the following table, the Company’s revenue is disaggregated by “Citi” or major product category. The following table provides the percentage of net sales for each Citi within the merchandise assortment:

	Fiscal Year
Citis	2021	2020	2019
Ladies	26%	26%	26%
Kids	22%	23%	23%
Mens	18%	18%	16%
Accessories & Beauty	18%	16%	17%
Home & Lifestyle	9%	9%	7%
Footwear	7%	8%	11%

Cost of Sales

Cost of sales includes the cost of inventory sold during the period and transportation costs, including inbound freight related to inventory sold and freight from the distribution centers to the stores, net of discounts and allowances. Distribution center costs, store occupancy expenses and advertising expenses are not considered components of cost of sales and are included as part of selling, general and administrative expenses. Depreciation is also not considered a component of cost of sales and is included as a separate line item in the consolidated statements of operations. Distribution center costs (exclusive of depreciation) for fiscal 2021, 2020 and 2019 were $24.9 million, $20.3 million and $20.8 million, respectively.

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

The following table provides a reconciliation of the number of average common shares outstanding used to calculate basic earnings per share to the number of common shares and common stock equivalents outstanding used in calculating diluted earnings per share:

	Fiscal Year
	2021	2020	2019
Weighted average number of common shares outstanding	8,911,810	10,282,718	11,673,887
Incremental shares from assumed vesting of nonvested restricted stock	101,122	42,521	25,113
Average number of common shares and common stock equivalents outstanding	9,012,932	10,325,239	11,699,000

The dilutive effect of stock-based compensation arrangements is accounted for using the treasury stock method. The Company includes as assumed proceeds the amount of compensation costs attributed to future services and not yet recognized. For fiscal 2021, 2020 and 2019, respectively, there were 47,000, 131,000 and 128,000 shares of nonvested restricted stock excluded from the calculation of diluted earnings per share because of antidilution.

Advertising

The Company expenses advertising as incurred. Advertising expense for fiscal 2021, 2020 and 2019 was $1.2 million, $1.6 million and $1.8 million, respectively.

Operating Leases

The Company leases all of its retail store locations and certain office space and equipment. All leases are classified as operating leases. The Company records right-of-use assets and lease liabilities based on the present value of future minimum lease payments using an incremental borrowing rate. The incremental borrowing rate is determined based on rates and terms from the Company’s existing borrowing facility with adjustments to bridge for differences in collateral, terms and payments. Lease costs are recognized over the estimated term of the lease, which includes any reasonably certain lease periods associated with available renewal periods. Lease expense for fixed lease payments is recognized on a straight-line basis over the lease term. In addition, certain leases provide for contingent rents that are not measurable at inception. These contingent rents are primarily based on a percentage of net sales that are in excess of a predetermined level. These amounts are excluded from minimum rent and included in the determination of total rent expense when it is probable that the expense has been incurred and the amount can be reasonably estimated. If an operating lease asset is impaired, the remaining operating lease asset will be amortized on a straight-line basis over the remaining lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

The Company adopted ASU 2016-20, Leases (Topic 842), as amended, on February 3, 2019 using the optional transition method that allowed for prospective application of the standard. The Company elected the package of practical expedients for transition that retained the lease classification and initial direct costs for any leases that existed prior to adoption of the standard. Further, the Company elected to account for lease and non-lease components as a single lease component. Lease impairment, net of the related deferred taxes, totaled approximately $2.1 million as of February 3, 2019 and is reflected as an adjustment to retained earnings at the transition date.

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

3. Property and Equipment, net

Property and equipment, net, consists of the following (in thousands):

	January 29,	January 30,
	2022	2021
Land	$479	$479
Buildings	32,378	31,642
Leasehold improvements	117,604	108,818
Furniture, fixtures and equipment	156,215	148,332
Computer equipment	45,804	42,414
Construction in progress	6,247	10,909
	358,727	342,594
Accumulated depreciation	(283,445)	(279,080)
	$75,282	$63,514

4. Revolving Line of Credit

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

As of January 29, 2022, the Company had no borrowings under the credit facility and $0.6 million of letters of credit outstanding.

5. Income Taxes

Income tax expense consists of the following (in thousands):

	Fiscal Year
	2021	2020	2019
Current:
Federal	$(11,326)	$(5,538)	$(2,650)
State	(2,473)	(1,405)	(945)
Total current	(13,799)	(6,943)	(3,595)
Deferred:
Federal	(2,629)	(588)	104
State	(574)	114	26
Total deferred	(3,203)	(474)	130
Total income tax expense	$(17,002)	$(7,417)	$(3,465)

Income tax expense computed using the federal statutory rate is reconciled to the reported income tax expense as follows (in thousands):

	Fiscal Year
	2021	2020	2019
Statutory rate applied to income before income taxes	$(16,641)	$(6,593)	$(4,193)
State income taxes, net of federal benefit	(2,936)	(1,777)	(791)
State tax credits	152	168	308
State tax credits - valuation allowance (net of federal benefit)	158	—	(99)
Tax exempt interest	—	—	34
General business credits	1,433	878	1,456
Nondeductible compensation	(455)	—	—
Excess (deficit) tax benefits from stock-based compensation	1,226	(58)	(83)
Other	61	(35)	(97)
Income tax expense	$(17,002)	$(7,417)	$(3,465)

Deferred tax assets and deferred tax liabilities consist of the following (in thousands):

	January 29,	January 30,
	2022	2021
Deferred tax assets:
Inventory capitalization	$1,910	$1,628
Vacation liability	781	754
Operating lease liabilities	55,088	49,763
State tax credits	3,033	3,033
Stock compensation	2,233	1,598
Deferral of FICA tax	—	416
Legal expense reserve	—	128
Insurance liabilities	778	646
Other	620	532
Subtotal deferred tax assets	64,443	58,498
Less: State tax credits valuation allowance - net	(1,556)	(1,714)
Total deferred tax assets	62,887	56,784

Deferred tax liabilities:
Right of use asset	(53,342)	(47,672)
Book and tax depreciation differences	(5,574)	(2,040)
Prepaid expenses	(979)	(877)
Total deferred tax liabilities	(59,895)	(50,589)
Net deferred tax asset	$2,992	$6,195

The Company files income tax returns in U.S. federal and state jurisdictions where it does business and is subject to examinations by the Internal Revenue Service (“IRS”) and other taxing authorities. With a few exceptions, the Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years prior to fiscal 2016. The Company reviews and assesses uncertain tax positions, if any, with recognition and measurement of tax benefit based on a “more-likely-than-not” standard with respect to the ultimate outcome, regardless of whether this assessment is favorable or unfavorable. As of January 29, 2022, there were no benefits taken on the Company’s income tax returns that do not qualify for financial statement recognition. If a tax position does not meet the minimum statutory threshold to avoid payment of penalties and interest, a company is required to recognize an expense for the amount of the interest and penalty in the period in which the company claims or expects to claim the position on its tax return. For financial statement purposes, companies are allowed to elect whether to classify such charges as either income tax expense or another expense classification. Should such expense be incurred in the future, the Company will classify such interest as a component of interest expense and penalties as a component of income tax expense.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible and income tax credits may be utilized, management believes it is more likely than not that the Company will realize the benefits of these deductible differences with the exception of certain tax credits available in one state. Beginning in 2011, the Company concluded that its ability to utilize a portion of such state’s tax credits was no longer more likely than not. Such recognition resulted in the establishment of a valuation allowance which necessitated a charge to income tax expense and a reduction in deferred tax assets. Subsequent to 2011, the Company has continued to earn such state credits and has further adjusted the related valuation allowance. At January 29, 2022, the valuation allowance, net of federal tax benefit, totaled $1.6 million.

The effective income tax rate for fiscal 2021, 2020 and 2019 included the recognition of benefits arising from various federal and state tax credits. Under current IRS and state income tax regulations, these credits may be carried back for one year or carried forward for periods up to 20 years. The income tax benefit included $1.6 million, $1.7 million and $1.7 million related to such credits in each of fiscal 2021, 2020 and 2019, respectively.

6. Stockholders’ Equity

Repurchases of common stock

The Company periodically repurchases shares of its common stock under board-authorized repurchase programs. Such repurchases may be made in the open market, through block trades or through other negotiated transactions. Share repurchases are as follows (in thousands, except per share data):

	Fiscal Year
	2021	2020	2019
Total number of shares purchased	1,369	1,031	1,404
Average price paid per share (including commissions)	$84.23	$31.87	$20.26
Total investment	$115,285	$32,861	$28,445

At January 29, 2022, $30.0 million remained available under the Company’s stock repurchase authorization. In March 2022, the Company announced that its board of directors approved an additional $30.0 million stock repurchase program.

Stock-Based Compensation

The Company maintains the Citi Trends, Inc. Incentive Plan (the “Plan”) which permits the grant of stock-based incentive awards to employees, officers, directors and consultants. The Plan provides for the grant of incentive and nonqualified options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other forms of stock-based and cash-based compensation. At January 29, 2022, the Company had 678,356 shares reserved for future grants under the Plan. During fiscal 2021, 2020 and 2019, non-cash stock-based compensation expense recorded in selling and general and administrative expenses totaled $4.8 million, $2.9 million and $2.1 million, respectively. The income tax (benefit) expense resulting from the fair market value of restricted stock at vesting versus the cumulative compensation cost of such stock is recorded as a component of income tax expense and was ($1.2) million, $0.1 million and $0.1 million, respectively.

The Company issues shares of restricted stock to key team members and non-employee directors. Restricted stock granted to employees vests in equal installments over three years from the date of grant. Restricted stock granted to non-employee directors vests one year from the date of grant.

The Company also issues performance-based restricted stock units (“PSUs”) to key team members that cliff vest at the end of a three-year period based upon the Company’s achievement of pre-established goals. The number of units earned and vested is subject to scaling based on a pre-established performance matrix.

Prior to fiscal 2021, the Company issued cash-settled restricted stock units (“CSUs”) to certain team members. In the fourth quarter of fiscal 2021, all outstanding CSUs were converted to time-based restricted stock, with vesting criteria based on the original vesting criteria for the CSUs. This conversion resulted in the reclassification of a $3.4 million liability from accrued compensation to equity.

The following table summarizes activity related to nonvested restricted stock and PSUs during fiscal 2021:

	Time-Based Restricted Stock		Performance-Based Restricted Stock Units
		Weighted Average		Weighted Average
	Nonvested	Grant Date	Nonvested	Grant Date
	Shares	Fair Value	Units	Fair Value
Outstanding as of January 30, 2021	175,077	$21.02	130,969	$16.98
Granted	50,707	89.35	21,380	84.46
Conversion of cash-settled units	96,310	82.19	—	—
Vested	(86,437)	21.72	(26,887)	20.25
Forfeited	(9,166)	24.90	(10,657)	23.72
Outstanding as of January 29, 2022	226,491	$61.91	114,805	$28.15

At January 29, 2022, there was $8.4 million of unrecognized compensation expense related to restricted stock. Based on current probable performance, there was $3.9 million of unrecognized compensation expense related to PSUs.

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

8. Leases

The Company leases its retail store locations and certain office space and equipment. Leases for store locations are typically for a term of five years with options to extend for one or more five-year periods. The Company analyzes all leases at inception to determine if a right-of-use asset and lease liability should be recognized. Leases with an initial term of 12 months or less and leases with mutual termination clauses are not included on the consolidated balance sheets. The lease liability is measured at the present value of future lease payments as of the lease commencement date.

Total lease cost is comprised of operating lease costs, short-term lease costs and variable lease costs, which include rent paid as a percentage of sales, common area maintenance, real estate taxes and insurance for the Company’s real estate leases. Lease costs consisted of the following (in thousands):

	Fiscal Year
	2021	2020
Operating lease cost	$52,737	$50,446
Variable lease cost	10,938	8,159
Short term lease cost	1,091	1,459
Total lease cost	$64,766	$60,064

In response to the impact of the COVID-19 pandemic on the Company’s operations in fiscal 2020, the Company suspended certain lease payments under its existing lease agreements. During the suspension of payments, the Company continued to recognize expenses and liabilities for lease obligations and corresponding right-of-use assets on the balance sheet in accordance with the applicable accounting guidance. The Company negotiated contractual rent concessions on certain leases in the form of early renewals, rent deferrals and rent abatements. The Company elected to account for qualifying COVID-19 related rent concessions as if they were part of the enforceable rights and obligations under the existing lease agreements, as permitted by the updated guidance provided by the FASB in April 2020. As a result of this election, the Company recognized rent abatement credits of approximately $0.7 million and

$1.0 million in fiscal 2021 and 2020, respectively. The balance of accrued lease liabilities related to these suspended payments was $0.4 million at January 29, 2022.

Future minimum lease payments as of January 29, 2022 are as follows (in thousands):

Fiscal Year	Lease Costs
2022	$53,317
2023	50,918
2024	42,114
2025	31,622
2026	21,246
Thereafter	34,818
Total future minimum lease payments	234,035
Less: imputed interest	(17,928)	(1)
Total present value of lease liabilities	$216,107	(2)

(1)	Calculated using the discount rate for each lease.
(2)	Includes short-term and long-term portions of operating leases.

Certain operating leases provide for fixed monthly rents, while others provide for contingent rents computed as a percentage of net sales and others provide for a combination of both fixed monthly rents and contingent rents computed as a percentage of net sales.

Supplemental cash flow and other information related to operating leases are as follows (in thousands, except for weighted average amounts):

	Fiscal Year
	2021	2020
Cash paid for operating leases	$56,932	$47,075
Right of use assets obtained in exchange for new operating lease liabilities	$75,359	$60,144

Weighted average remaining lease term (years) - operating leases	5.32	5.12
Weighted average discount rate - operating leases	2.86%	3.11%

9. Subsequent Events

On March 14, 2022, we entered into an agreement to consummate a sale and leaseback transaction of our distribution center in Darlington, South Carolina, and at our discretion, our distribution center in Roland, Oklahoma. The sale of the Darlington property is expected to provide net proceeds (after tax and transaction-related costs) of approximately $37 million. The sale of the Roland property, if elected by the Company, is expected to provide net proceeds of approximately $32 million. The sale of the Roland property is subject to due diligence and other customary closing conditions.

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

Management’s Report on Internal Control Over Financial Reporting

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of January 29, 2022, based on the criteria described in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our management concluded that our internal control over financial reporting was effective based on those criteria as of January 29, 2022.

Our independent registered public accounting firm, Deloitte & Touche LLP, audited the effectiveness of our internal control over financial reporting as of January 29, 2022, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Citi Trends, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Citi Trends, Inc. and subsidiary (the “Company”) as of January 29, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 29, 2022, of the Company and our report dated April 14, 2022, expressed an unqualified opinion on those financial statements.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Deloitte & Touche LLP

Atlanta, Georgia

April 14, 2022

ITEM 9B. OTHER INFORMATION

As previously announced, Pamela J. Edwards, Executive Vice President, Chief Financial Officer and Principal Financial Officer of the Company retired effective as of April 1, 2022.

On April 8, 2022, the Company appointed Jason B. Moschner, the Company’s current Vice President, Finance and Principal Accounting Officer, to serve as the Company’s Principal Financial Officer, effective as of April 8, 2022, until the Board appoints a Chief Financial Officer.

Mr. Moschner, age 39, has served as the Vice President, Finance of the Company since January 2020 and Principal Accounting Officer since March 2020. From March 2020 through January 2021, he also served as Principal Financial Officer of the Company. Prior to January 2020, he served as Director of Finance of the Company from June 2018 and as Director of Internal Audit and Loss Prevention of the Company from June 2017 to June 2018. Prior to joining the Company, he served in a variety of finance and accounting roles at TMX Finance LLC from 2010 to 2017, including Director of Financial Reporting and Internal Audit. Mr. Moschner is a Certified Public Accountant and received his degree in Master of Accountancy from the University of Missouri.

There is no arrangement or understanding between Mr. Moschner and any other person pursuant to which Mr. Moschner was appointed as an officer of the Company. There are no transactions in which Mr. Moschner has an interest requiring disclosure under Item 404(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item with respect to our executive officers and directors, compliance by our directors, executive officers and certain beneficial owners of our common stock with Section 16(a) of the Exchange Act, the committees of our board of directors, our audit committee financial expert and our code of ethics is incorporated herein by reference to information under the captions entitled “Board of Directors and Committees of the Board of Directors,” “Executive Officers,” and “Delinquent Section 16(a) Reports” in our definitive proxy statement for our 2022 Annual Meeting of Stockholders (or will be filed by amendment to this Report).

ITEM 11.EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to information under the captions entitled “Executive Compensation,” “Board of Directors and Committees of the Board of Directors” and “Compensation Committee Report” in our definitive proxy statement for our 2022 Annual Meeting of Stockholders (or will be filed by amendment to this Report).

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the information under the captions entitled “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation – Equity Compensation Plan Information” in our definitive proxy statement for our 2022 Annual Meeting of Stockholders (or will be filed by amendment to this Report).

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information under the captions entitled “Certain Relationships and Related Party Transactions” and “Board of Directors and Committees of the Board of Directors” in our definitive proxy statement for our 2022 Annual Meeting of Stockholders (or will be filed by amendment to this Report).

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information under the caption entitled “Ratification of Independent Registered Public Accounting Firm” in our definitive proxy statement for our 2022 Annual Meeting of Stockholders (or will be filed by amendment to this Report).

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following information required under this item is filed as part of this report:

(a) Financial Statements. See Part II, Item 8.

(b) Financial Statement Schedules. Other schedules are omitted as they are not applicable or the information is included elsewhere in this Report.

(c) Exhibits:

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

10.1

Credit Agreement, dated October 27, 2011 among Citi Trends, Inc., as Borrower, its wholly owned subsidiary, as Guarantor, and Bank of America, N.A., as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2011)

10.2

First Amendment to Credit Agreement, dated as of August 18, 2015, by and among Citi Trends, Inc., as Borrower, Citi Trends Marketing Solutions, Inc., as Guarantor, and Bank of America, N.A., as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2015)

10.3

Second Amendment to Credit Agreement and Waiver, dated as of May 12, 2020, by and among Citi Trends, Inc., as Borrower, Citi Trends Marketing Solutions, Inc., as Guarantor, and Bank of America, N.A., as Lender (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed with the SEC on May 14, 2020)

10.4

Third Amendment to Credit Agreement, dated as of April 15, 2021, by and among the Company, as Borrower, Citi Trends Marketing Solutions, Inc., as Guarantor, and Bank of America, N.A., as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 15, 2021)

*10.5	Citi Trends, Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 29, 2012)

*10.6	Citi Trends, Inc. 2021 Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 16, 2021)

*10.7

Amendment to the Citi Trends, Inc. 2012 Incentive Plan, effective as of February 7, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 30, 2017)

+*10.8	Form of Restricted Stock Award Agreement for Employees under the Citi Trends, Inc. 2021 Incentive Plan

*10.9

Form of Restricted Stock Award Agreement for Directors under the Citi Trends, Inc. 2021 Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on September 8, 2021)

Exhibit No.	Description
*10.10

Form of Restricted Stock Unit Award Agreement for Employees under the Citi Trends, Inc. 2012 Incentive Plan (Performance Based Vesting – EBITDA Target) (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K filed with the SEC on April 17, 2019)

*10.11

Form of Restricted Stock Unit Award Agreement for Employees under the Citi Trends, Inc. 2012 Incentive Plan (Performance Based Vesting – EBIT Target) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on June 11, 2020)

*10.12

Form of Restricted Stock Unit Award Agreement for Employees under the Citi Trends, Inc. 2012 Incentive Plan (Performance Based Vesting – EBIT Target) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on June 9, 2021)

*10.13

Form of Restricted Stock Award Agreement for Directors under the Citi Trends, Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 29, 2012)

*10.14

Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and Ivy D. Council dated March 26, 2018 (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A filed with the SEC on March 15, 2019)

*10.15

Severance Agreement between the Company and Ivy D. Council dated March 26, 2018 (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A filed with the SEC on March 15, 2019)

*10.16

Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and James A. Dunn dated March 27, 2018 (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A filed with the SEC on March 15, 2019)

*10.17

Severance Agreement between the Company and James A. Dunn dated March 27, 2018 (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A filed with the SEC on March 15, 2019)

*10.18

Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and Lisa Powell dated August 16, 2019 (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed with the SEC on May 14, 2020)

*10.19

Severance Agreement between the Company and Lisa Powell dated August 16, 2019 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed with the SEC on May 14, 2020)

*10.20

Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and Charles Hynes dated October 25, 2019 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed with the SEC on May 14, 2020)

*10.21

Severance Agreement between the Company and Charles Hynes dated October 25, 2019 (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed with the SEC on May 14, 2020)

*10.22

Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and Jason Moschner dated January 13, 2020 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed with the SEC on April 14, 2021)

*10.23

Severance Agreement between the Company and Jason Moschner dated January 13, 2020 (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed with the SEC on April 14, 2021)

*10.24

Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and David N. Makuen dated February 17, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 21, 2020)

*10.25

Severance Agreement between the Company and David N. Makuen dated February 17, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 21, 2020)

Exhibit No.	Description

*10.26

Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and Pamela J. Edwards dated October 26, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 28, 2020)

*10.27

Severance Agreement between the Company and Pamela J. Edwards dated October 26, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 28, 2020)

*10.28

Employment Non-Compete, Non-Solicit and Confidentiality Agreement, dated as of April 6, 2021, between Citi Trends, Inc. and Jessica G. Berkowitz (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on June 9, 2021)

*10.29

Severance Agreement, dated as of April 6, 2021, between Citi Trends, Inc. and Jessica G. Berkowitz (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on June 9, 2021)

+21.1	Subsidiary of the Registrant

+23.1	Consent of Deloitte & Touche LLP

+23.2	Consent of KPMG LLP

+31.1	Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+31.2	Certification of Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K

+104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set

+	Filed herewith
*	Indicates management contract or compensatory plan or arrangement.

ITEM 16.FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITI TRENDS, INC.

(Registrant)

Date: April 14, 2022	By	/s/ David N. Makuen
David N. Makuen
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David N. Makuen	Chief Executive Officer	April 14, 2022
David N. Makuen	(Principal Executive Officer) and Director

/s/ Jason B. Moschner	Vice President, Finance	April 14, 2022
Jason B. Moschner	(Principal Financial and Accounting Officer)

/s/ Peter R. Sachse	Executive Chairman of the Board of Directors	April 14, 2022
Peter R. Sachse

/s/ Brian P. Carney	Director	April 14, 2022
Brian P. Carney

/s/ Jonathan Duskin	Director	April 14, 2022
Jonathan Duskin

/s/ Christina Francis	Director	April 14, 2022
Christina Francis

/s/ Laurens M. Goff	Director	April 14, 2022
Laurens M. Goff

/s/ Margaret L. Jenkins	Director	April 14, 2022
Margaret L. Jenkins

/s/ Cara Sabin	Director	April 14, 2022
Cara Sabin

/s/ Kenneth D. Seipel	Director	April 14, 2022
Kenneth D. Seipel