Form 10-Q
period 2022-04-30
Citi Trends Inc
filed 2022-06-09
CIK 1318484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2022

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

As of May 20, 2022, the registrant had 8,395,402 outstanding shares of common stock, $0.01 par value per share.

CITI TRENDS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Citi Trends, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share data)

	April 30,	January 29,
	2022	2022
Assets
Current assets:
Cash and cash equivalents	$61,657	$49,788
Inventory	129,715	123,835
Prepaid and other current assets	16,354	14,997
Income tax receivable	—	3,987
Total current assets	207,726	192,607
Property and equipment, net of accumulated depreciation of $268,982 and $283,445 as of April 30, 2022 and January 29, 2022, respectively	68,213	75,282
Operating lease right of use assets	241,686	201,827
Deferred income taxes	4,316	2,992
Other assets	1,287	1,317
Total assets	$523,228	$474,025

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$87,857	$98,879
Operating lease liabilities	46,910	47,803
Accrued expenses	22,439	14,532
Accrued compensation	11,175	25,896
Income tax payable	6,713	—
Layaway deposits	944	364
Total current liabilities	176,038	187,474
Noncurrent operating lease liabilities	203,856	168,304
Other long-term liabilities	2,155	2,104
Total liabilities	382,049	357,882

Stockholders’ equity:
Common stock, $0.01 par value. Authorized 32,000,000 shares; 16,159,393 shares issued as of April 30, 2022 and 16,090,365 shares issued as of January 29, 2022; 8,515,802 shares outstanding as of April 30, 2022 and 8,617,210 shares outstanding as of January 29, 2022	159	159
Paid in capital	101,187	101,037
Retained earnings	302,361	272,158
Treasury stock, at cost; 7,643,591 shares held as of April 30, 2022 and 7,473,155 shares held as of January 29, 2022	(262,528)	(257,211)
Total stockholders’ equity	141,179	116,143

Commitments and contingencies (Note 7)
Total liabilities and stockholders’ equity	$523,228	$474,025

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Thirteen Weeks Ended
	April 30,	May 1,
	2022	2021
Net sales	$208,215	$285,381

Cost of sales (exclusive of depreciation)	(127,011)	(163,791)
Selling, general and administrative expenses	(71,026)	(77,892)
Depreciation	(5,445)	(4,697)
Gain on sale-leaseback	34,920	—
Income from operations	39,653	39,001
Interest income	—	4
Interest expense	(76)	(47)
Income before income taxes	39,577	38,958
Income tax provision	(9,374)	(8,061)
Net income	$30,203	$30,897

Basic net income per common share	$3.59	$3.27
Diluted net income per common share	$3.59	$3.23

Weighted average number of shares outstanding
Basic	8,407	9,450
Diluted	8,407	9,571

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Thirteen Weeks Ended
	April 30,	May 1,
	2022	2021
Operating activities:
Net income	$30,203	$30,897
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,445	4,697
Non-cash operating lease costs	12,468	12,210
Loss on disposal of property and equipment	—	53
Deferred income taxes	(1,324)	1,054
Insurance proceeds related to operating activities	794	451
Non-cash stock-based compensation expense	2,277	1,087
Gain on sale-leaseback	(34,920)	—
Changes in assets and liabilities:
Inventory	(6,493)	1,653
Prepaid and other current assets	(1,539)	(1,932)
Other assets	30	(402)
Accounts payable	(11,266)	24,530
Accrued expenses and other long-term liabilities	(11,113)	(8,598)
Accrued compensation	(14,721)	(11,248)
Income tax payable	10,700	6,980
Layaway deposits	580	307
Net cash (used in) provided by operating activities	(18,879)	61,739
Investing activities:
Purchases of property and equipment	(8,012)	(5,936)
Insurance proceeds related to investing activities	691	191
Proceeds from sale-leaseback	45,513	—
Net cash provided by (used in) investing activities	38,192	(5,745)
Financing activities:
Payments of debt issuance costs	—	(270)
Cash used to settle withholding taxes on the vesting of nonvested restricted stock	(2,127)	(2,155)
Repurchases of common stock	(5,317)	(45,470)
Net cash used in financing activities	(7,444)	(47,895)
Net increase in cash and cash equivalents	11,869	8,099
Cash and cash equivalents:
Beginning of period	49,788	123,177
End of period	$61,657	$131,276

Supplemental disclosures of cash flow information:
Cash paid for interest	$39	$32
Cash (refunds) payments of income taxes	$(2)	$27
Supplemental disclosures of non-cash investing activities:
Accrual for purchases of property and equipment	$1,647	$1,023

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Paid in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balances — January 29, 2022	16,090,365	$159	$101,037	$272,158	7,473,155	$(257,211)	$116,143
Vesting of nonvested shares	—	1	—	—	—	—	1
Issuance of nonvested shares	109,157	—	—	—	—	—	—
Issuance of comon stock under incentive plan, net of shares withheld for taxes	15,977	—	—	—	—	—	—
Forfeiture of nonvested shares	(15,761)	—	—	—	—	—	—
Stock-based compensation expense	—	—	2,277	—	—	—	2,277
Net share settlement of nonvested shares	(40,345)	(1)	(2,127)	—	—	—	(2,128)
Repurchase of common stock	—	—	—	—	170,436	(5,317)	(5,317)
Net income	—	—	—	30,203	—	—	30,203
Balances — April 30, 2022	16,159,393	$159	$101,187	$302,361	7,643,591	$(262,528)	$141,179

	Common Stock		Paid in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balances — January 30, 2021	15,981,394	$158	$95,484	$209,918	6,104,493	$(141,926)	$163,634
Issuance of nonvested shares under incentive plan	17,278	—	—	—	—	—	—
Forfeiture of nonvested shares	(3,005)	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,087	—	—	—	1,087
Net share settlement of nonvested shares	(22,666)	—	(2,155)	—	—	—	(2,155)
Repurchase of common stock	—	—	—	—	537,496	(45,470)	(45,470)
Net income	—	—	—	30,897	—	—	30,897
Balances — May 1, 2021	15,973,001	$158	$94,416	$240,815	6,641,989	$(187,396)	$147,993

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

April 30, 2022

1. Significant Accounting Policies

Basis of Presentation

Citi Trends, Inc. and its subsidiary (the “Company”) is a growing specialty value retailer of apparel, accessories and home trends for way less spend primarily for African American and Latinx families. As of April 30, 2022, the Company operated 614 stores in urban, suburban and rural markets in 33 states.

The condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim reporting and are unaudited. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The condensed consolidated balance sheet as of January 29, 2022 is derived from the audited financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2022 (the “2021 Form 10-K”). These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the 2021 Form 10-K. Operating results for the first quarter of 2022 are not necessarily indicative of the results that may be expected for the fiscal year as a result of the seasonality of the business, the current economic uncertainty and the extent to which future business will be impacted by the COVID-19 pandemic.

Fiscal Year

The following contains references to fiscal years 2022 and 2021, which represent fiscal years ending or ended on January 28, 2023 and January 29, 2022, respectively. Fiscal 2022 and 2021 both have 52-week accounting periods.

2. COVID-19 Pandemic

The COVID-19 pandemic continues to evolve and has caused significant volatility and disruptions in our business, particularly during fiscal 2021 and 2020. Despite the recent improvement in trends, we cannot reasonably predict the extent to which our future business will be impacted by the pandemic.

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

The dilutive effect of stock-based compensation arrangements is accounted for using the treasury stock method. The Company includes as assumed proceeds the amount of compensation cost attributed to future services and not yet recognized. For the first quarter of 2022 and 2021, there were 222,000 and 38,000 shares of nonvested restricted stock, respectively, excluded from the calculation of diluted earnings per share because of antidilution.

The following table provides a reconciliation of the weighted average number of common shares outstanding used to calculate basic earnings per share to the number of common shares and common stock equivalents outstanding used in calculating diluted earnings per share:

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
Weighted average number of common shares outstanding	8,407,284	9,449,792
Incremental shares from assumed vesting of nonvested restricted stock	—	121,044
Weighted average number of common shares and common stock equivalents outstanding	8,407,284	9,570,836

5. Revolving Credit Facility

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

As of April 30, 2022, the Company had no borrowings under the credit facility and $0.6 million of letters of credit outstanding.

6. Income Taxes

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

For the first quarter of 2022 and 2021, the Company utilized the annual effective tax rate method to calculate income taxes. The effective income tax rate was 23.7% for the first quarter of 2022, compared to 20.7% for the first quarter of 2021. The difference in the tax rate was due to a favorable tax impact of restricted stock vestings in the prior year.

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

8. Stock Repurchases

Repurchases of Common Stock

The Company periodically repurchases shares of its common stock under board-authorized repurchase programs. Such repurchases may be made in the open market, through block trades or through other negotiated transactions. Share repurchases were as follows (in thousands, except per share data):

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
Total number of shares purchased	170	537
Average price paid per share (including commissions)	$31.20	$84.60
Total investment	$5,317	$45,470

On March 15, 2022, the Company announced that its board of directors approved an additional $30 million stock repurchase program. At April 30, 2022, $54.7 million remained available under the Company’s stock repurchase authorization.

9. Revenue

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

In the following table, the Company’s revenue from contracts with customers is disaggregated by “CITI” or major merchandise category. The percentage of net sales for each CITI with the merchandise assortment was approximately:

	Thirteen Weeks Ended
	April 30,	May 1,
	2022	2021
Ladies	28%	29%
Kids	21%	20%
Accessories & Beauty	18%	17%
Mens	16%	18%
Home & Lifestyle	9%	8%
Footwear	8%	8%

10. Leases

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

In April 2022, the Company completed a sale-leaseback of its distribution center in Darlington, South Carolina for net proceeds of approximately $45.5 million. The total annual rent for this property starts at approximately $3.2 million with increases of 2% annually over the 20-year lease term. The net proceeds included $5.6 million of advance funding for a capital improvement project that will be amortized over the 20-year lease term. The lease contains the option to extend for six additional periods of five years each. The transaction met the requirements for sale-leaseback accounting, resulting in a gain of approximately $34.9 million on the condensed consolidated statements of operations. The related land and property were removed from property and equipment, and an operating lease right-of-use asset and lease liability of $42.6 million and $37.0 million, respectively, were recorded in the condensed consolidated balance sheets.

Total lease cost is comprised of operating lease costs, short-term lease costs, and variable lease costs, which include rent paid as a percentage of sales, common area maintenance, real estate taxes and insurance for the Company’s real estate leases. Lease costs consisted of the following (in thousands):

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
Operating lease cost	$13,861	$12,953
Variable lease cost	2,333	2,981
Short term lease cost	346	316
Total lease cost	$16,540	$16,250

Future minimum lease payments as of April 30, 2022 are as follows (in thousands):

Fiscal Year	Lease Costs
Remainder of 2022	$41,190
2023	56,306
2024	48,025
2025	37,547
2026	27,194
Thereafter	100,676
Total future minimum lease payments	310,938
Less: imputed interest	(60,172)	(1)
Total present value of lease liabilities	$250,766	(2)

(1)	Calculated using the discount rate for each lease.
(2)	Includes short-term and long-term portions of operating lease liabilities.

Certain operating leases provide for fixed monthly rents, while others provide for contingent rents computed as a percentage of net sales and others provide for a combination of both fixed monthly rents and contingent rents computed as a percentage of net sales.

Supplemental cash flows and other information related to operating leases are as follows (in thousands, except for weighted average amounts):

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
Cash paid for operating leases	$14,557	$13,919
Right of use assets obtained in exchange for new operating lease liabilities	$52,327	$17,529

Weighted average remaining lease term (years) - operating leases	7.37	5.17
Weighted average discount rate - operating leases	3.71%	3.07%

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

The factors that may result in actual results differing from such forward-looking information include, but are not limited to: uncertainties relating to general economic conditions, including any deterioration whether caused by acts of war, terrorism, political or social unrest (including any resulting store closures, damage or loss of inventory); the ongoing COVID-19 pandemic and associated containment and remediation efforts; the potential negative impacts of COVID-19 on the global economy and foreign sourcing; the impacts of COVID-19 on the Company's financial condition, business operation and liquidity, including the re-closure of any or all of the Company’s retail stores and distribution centers, growth risks, consumer spending patterns; competition within the industry; competition in our markets; the ability to anticipate and respond to fashion trends; the duration and extent of any economic stimulus programs; transportation and distribution delays or interruptions; changes in freight rates; the Company’s ability to attract and retain workers; changes in market interest rates and market levels of wages; the Company’s ability to negotiate effectively the cost and purchase of merchandise; inventory risks due to shifts in market demand; the Company’s ability to gauge fashion trends and changing consumer preferences; changes in consumer confidence and consumer spending on apparel; changes in product mix; interruptions in suppliers’ businesses; the results of pending or threatened litigation; temporary changes in demand due to weather patterns; seasonality of the Company’s business; delays associated with building, opening, remodeling and operating new stores; delays associated with building, opening or expanding new or existing distribution centers; and other factors described in the section titled “Item 1A. Risk Factors” and elsewhere in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2022 and in Part II, “Item 1A. Risk Factors” and elsewhere in the Company’s Quarterly Reports on Form 10-Q and any amendments thereto and in the other documents the Company files with the SEC, including reports on Form 8-K.

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

Executive Overview

We are a growing specialty value retailer of apparel, accessories and home trends for way less spend primarily for African American and Latinx families. Our high-quality and trend-right merchandise offerings at everyday low prices are designed to appeal to the fashion and trend preferences of value-conscious customers. As of April 30, 2022, we operated 614 stores in urban, suburban and rural markets in 33 states.

Uncertainties and Challenges

COVID-19

The COVID-19 pandemic continues to evolve and has caused significant volatility and disruptions in our business, particularly during fiscal 2021 and 2020. We remain focused on providing a safe store environment for our customers and associates while delivering an engaging shopping experience. We also prioritize the wellness and safety of our associates in our corporate offices and distribution centers. The communities we serve were severely impacted by the omicron variant at the end of fiscal 2021. Despite the recent improvement in trends, we cannot reasonably predict the extent to which our future business will be impacted by the pandemic.

Inflation

Our operations have been impacted by the recent surge in prices for food, fuel and energy due to inflationary pressures, which are particularly impactful to the communities we serve. We expect inflationary pressures will persist in the near term. In addition, we are closely monitoring the impacts of higher unemployment, wage inflation and costs to source our merchandise.

Supply Chain Disruptions

We have encountered increasing supply chain disruptions that began in the second half of fiscal 2021 and have continued through the date of this Report. In particular, our vendors have faced production delays, and we have been impacted by industry-wide U.S. port and ground transportation delays. In response, we have taken various actions, including ordering merchandise earlier, leveraging our packaway merchandise stock and expanding the direct shipping program from our vendors to our stores that we initiated in fiscal 2020. These supply chain disruptions have resulted in increased costs, and we expect supply chain pressures will persist in the near term.

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

The following discussion contains references to fiscal years 2022 and 2021, which represent fiscal years ending or ended on January 28, 2023 and January 29, 2022, respectively. Fiscal 2022 and fiscal 2021 both have 52-week accounting periods. This discussion and analysis should be read with the unaudited condensed consolidated financial statements and the notes thereto contained in Part 1, Item 1 of this report.

Results of Operations

The following discussion of the Company’s financial performance is based on the unaudited condensed consolidated financial statements set forth herein. Expenses and, to a greater extent, operating income, vary by quarter. Results of a period shorter than a full year may not be indicative of results expected for the entire year as a result of the seasonality of the business, the current economic uncertainty and the extent to which future business will be impacted by the COVID-19 pandemic.

Key Operating Statistics

We measure performance using key operating statistics. One of the main performance measures we use is comparable store sales growth. We define a comparable store as a store that has been opened for an entire fiscal year. Therefore, a store will not be considered a comparable store until its 13th month of operation at the earliest or until its 24th month at the latest. As an example, stores opened in fiscal 2021 and fiscal 2022 are not considered comparable stores in fiscal 2022. Relocated and expanded stores are included in the comparable store sales results. Stores that are closed permanently or for an extended period are excluded from the comparable store sales results. We also use other operating statistics, most notably average sales per store, to measure our performance. As we typically occupy existing space in established shopping centers rather than sites built specifically for our stores, store square footage (and therefore sales per square foot) varies by store. We focus on overall store sales volume as the critical driver of profitability. In addition to sales, we measure cost of sales as a percentage of sales and store operating expenses, with a particular focus on labor, as a percentage of sales. These results translate into store level contribution, which we use to evaluate overall performance of each individual store. Finally, we monitor corporate expenses against budgeted amounts.

Thirteen Weeks Ended April 30, 2022 and May 1, 2021

Net Sales. Net sales decreased $77.2 million, or 27.0%, to $208.2 million in the first quarter of 2022 from $285.4 million in the first quarter of 2021. The decrease in sales was due to a 29.2% decrease in comparable store sales, partially offset by a $5.6 million increase from net store opening and closing activity. The decrease in comparable store sales was due to outsized sales in the first quarter of last year driven by government stimulus payments, combined with inflationary pressures in the first quarter of this year that are particularly impactful to our core customers.

Cost of sales (exclusive of depreciation). Cost of sales (exclusive of depreciation) decreased $36.8 million, or 22.5%, to $127.0 million in the first quarter of 2022 from $163.8 million in the first quarter of 2021. Cost of sales as a percentage of sales increased to 61.0% in the first quarter of 2022 from 57.4% in the first quarter of 2021, due primarily to an increase in markdowns, as unusually low markdowns were taken in the first quarter of last year due to the outsized stimulus-driven demand. Compared to the first quarter of 2021, cost of sales increased 360 basis points, due to a decrease of 280 basis points in the core merchandise margin (initial mark-up, net of markdowns) and increases of 50 basis points and 30 basis points in freight costs and shrink expense, respectively, driven by the deleveraging effect of lower sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $6.9 million, or 8.8%, to $71.0 million in the first quarter of 2022 from $77.9 million in the first quarter of 2021. The decrease was due primarily to $5.9 million decrease in incentive based compensation as a result of unfavorable operating results in relation to budget this year (compared to overperformance in the first quarter last year) as well as increased costs last year related to the recognition of cash-settled stock awards based on the stock price. Also contributing to the lower expense were decreases in certain variable costs such as credit card processing fees and store supplies, partially offset by growth-related increases in costs for opening and operating more stores. As a percentage of sales, selling, general and administrative expenses increased to 34.1% in the first quarter of 2022 from 27.3% in the first quarter of 2021.

Depreciation. Depreciation expense increased $0.7 million, or 15.9%, to $5.4 million in the first quarter of 2022 from $4.7 million in the first quarter of 2021.

Gain on sale-leaseback. In the first quarter of 2022, we completed a sale-leaseback transaction for our distribution center in Darlington, South Carolina that resulted in a $34.9 million gain.

Income Tax Expense. Income tax expense was $9.4 million in the first quarter of 2022 compared to $8.1 million in the first quarter of 2021. Our effective tax rate for the first quarter of this year was 23.7% compared to 20.7% in the first quarter of last year, with the difference attributable to a favorable tax impact of restricted stock vestings in the prior year.

Net Income. Net income was $30.2 million in the first quarter of 2022 compared to $30.9 million in the first quarter of 2021 due to the factors discussed above.

Liquidity and Capital Resources

Capital Allocation

Our capital allocation strategy is to prioritize investments in opportunities to profitably grow our business and maintain current operations, then to return excess cash to shareholders through our repurchase programs. Our quarter-end cash and cash equivalents balance was $61.7 million compared to $131.3 million at the end of the first quarter last year. Until required for other purposes, we maintain cash and cash equivalents in deposit or money market accounts.

Our principal sources of liquidity consist of: (i) cash and cash equivalents on hand; (ii) short-term trade credit arising from customary payment terms and trade practices with our vendors; (iii) cash generated from operations on an ongoing basis; and (iv) a revolving credit facility with a $75.0 million credit commitment.

In addition, in April 2022, we completed a sale-leaseback transaction of our distribution center in Darlington, South Carolina, for net proceeds of $45.5 million.

Inventory

Our quarter-end inventory balance was $129.7 million, compared with $101.8 million at the end of the first quarter last year. The increase was primarily due to depleted inventory levels at the end of the first quarter last year driven by outsized sales, combined with opportunistic purchases of packaway inventory at the end of fiscal 2021 and during the first quarter of this year.

Capital Expenditures

Capital expenditures in the first quarter of 2022 were $8.0 million, an increase of $2.1 million over the first quarter of 2021 as we invested in our strategic initiatives, including opening five new stores, remodeling 20 stores and continuing our investments in system upgrades and distribution center enhancements. We anticipate capital expenditures in fiscal 2022 of approximately $32 million, primarily for opening approximately 20 new stores and remodeling approximately 50 stores, combined with ongoing investments in our systems and distribution centers.

Share Repurchases

During the first quarters of 2022 and 2021, we returned $5.3 million and $45.5 million, respectively, to shareholders through share repurchases. See Part II of this Report and Note 8 to the Financial Statements for more information.

Revolving Credit Facility

We have a revolving credit facility that matures in April 2026 and provides a $75 million credit commitment and a $25 million uncommitted “accordion” feature. Additional details of the credit facility are in Note 5 to the Financial Statements. At the end of the first quarter of 2022, we had no borrowings under the credit facility and $0.6 million in letters of credit outstanding.

Cash Flows

Cash Flows From Operating Activities. Net cash used in operating activities was $18.9 million in the first quarter of 2022 compared to cash provided of $61.7 million in the first quarter of 2021. Sources of cash in the first quarter of 2022 included net income (adjusted for insurance proceeds, non-cash expenses and gain on sale-leaseback) totaling $14.9 million (compared to $50.4 million in the first quarter of 2021) and an increase of $10.7 million in income tax payable (compared to a $7.0 increase in the first quarter of 2021).

Significant uses of cash during the first quarter of 2022 included (1) a $14.7 million decrease in accrued compensation (compared to an $11.2 million decrease in the first quarter of 2021) due to payment of incentive compensation accrued in the preceding fiscal year; (2) an $11.3 million decrease in accounts payable (compared to a $24.5 million increase in the first quarter of 2021; (3) an $11.1 million decrease in accrued expenses and other long-term liabilities (compared with an $8.6 million decrease in the first quarter of 2021) due primarily to payments of operating lease liabilities; and (4) a $6.5 million increase in inventory (compared to a $1.7 million decrease in the first quarter of 2021).

Cash Flows From Investing Activities. Cash provided by investing activities was $38.2 million in the first quarter of 2022 compared to cash used of $5.7 million in the first quarter of 2021. Cash provided in the first quarter of 2022 consisted of $45.5 million net proceeds from the sale of a building in the sale-leaseback transaction, partially offset by $8.0 million of purchases of property and equipment. Cash used in the first quarter of 2021 consisted primarily of purchases of property and equipment.

Cash Flows From Financing Activities. Cash used in financing activities was $7.4 million in the first quarter of 2022 compared to $47.9 million in the first quarter of 2021. Cash used in the first quarter of this year consisted of $5.3 million for share repurchases (compared to $45.5 million in the first quarter of last year) and $2.1 million to settle withholding taxes on the vesting of restricted stock (compared to $2.2 million in the first quarter of last year).

Cash Requirements and Commitments

Our principal cash requirements consist of (1) inventory purchases; (2) capital expenditures to invest in our infrastructure; and (3) operational needs, including salaries, occupancy costs, taxes and other operating costs. We may also use cash to fund any share repurchases, make any required debt payments and satisfy other contractual obligations. Historically, we have met these cash requirements using cash flow from operations and short-term trade credit. As of April 30, 2022, our contractual commitments for operating leases totaled $310.9 million (with $41.2 million due within 12 months). See Note 10 to the Financial Statements for more information regarding lease commitments.

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

There have been no material changes to the Critical Accounting Policies outlined in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risk during the thirteen weeks ended April 30, 2022 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended January 29, 2022.

Item 4. Controls and Procedures.

We have carried out an evaluation under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2022 pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based on that evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information has been accumulated and communicated to our management, including the officers who certify our financial reports, as appropriate, to allow timely decisions regarding the required disclosures.

Our disclosure controls and procedures are designed to provide reasonable assurance that the controls and procedures will meet their objectives. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended April 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the Risk Factors described under the section “Item 1A. RISK FACTORS” in our Annual Report on Form 10-K for the fiscal year ended January 29, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Information on Share Repurchases

The number of shares of common stock repurchased by the Company during the first quarter of fiscal 2022 and the average price paid per share are as follows:

				Maximum number (or
			Total number of shares	approximate dollar value)
			purchased as part of	of shares that may yet be
	Total number of	Average price paid	publicly announced	purchased under the plans
Period	shares purchased	per share (1)	plans or programs (2)	or programs (2)
February (1/30/22 - 2/26/22)	—	$—	—	$30,005,235
March (2/27/22 - 4/2/22)	—	$—	—	$60,005,235
April (4/3/22 - 4/30/22)	170,436	$31.20	170,436	$54,690,793
Total	170,436		170,436

(1)	Includes commissions for the shares repurchased under the stock repurchase program.

(2)

On November 30, 2021, the Company announced that its board of directors approved a $30 million stock repurchase program. On March 15, 2022, the Company announced that its board of directors approved an additional $30 million stock repurchase program. The programs do not have expiration dates.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2018).

10.1	Form of Restricted Stock Unit Award Agreement for Employees under the Citi Trends, Inc. 2021 Incentive Plan (Performance Based Vesting – EBIT Target).*

10.2	Agreement for Purchase and Sale of Real Property, dated March 14, 2022, between Citi Trends, Inc. and CTROOK001 LLC and CTDASC001 LLC.*

31.1	Certification of Principal Executive Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.* †

101	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.*

104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.*

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and the undersigned also has signed this report in his capacity as the Registrant’s Principal Financial Officer.

CITI TRENDS, INC.

Date: June 9, 2022

	By:	/s/ Jason B. Moschner
	Name:	Jason B. Moschner
	Title:	Vice President of Finance