Form 10-Q
period 2022-07-30
Citi Trends Inc
filed 2022-09-08
CIK 1318484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2022

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

As of August 15, 2022 the registrant had 8,379,412 outstanding shares of common stock, $0.01 par value per share.

CITI TRENDS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Citi Trends, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share data)

	July 30,	January 29,
	2022	2022
Assets
Current assets:
Cash and cash equivalents	$27,914	$49,788
Inventory	142,101	123,835
Prepaid and other current assets	17,102	14,997
Income tax receivable	626	3,987
Total current assets	187,743	192,607
Property and equipment, net of accumulated depreciation of $273,941 and $283,445 as of July 30, 2022 and January 29, 2022, respectively	72,450	75,282
Operating lease right of use assets	237,556	201,827
Deferred income taxes	2,538	2,992
Other assets	1,252	1,317
Total assets	$501,539	$474,025

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$82,956	$98,879
Operating lease liabilities	47,547	47,803
Accrued expenses	20,792	14,532
Accrued compensation	13,005	25,896
Layaway deposits	1,205	364
Total current liabilities	165,505	187,474
Noncurrent operating lease liabilities	200,220	168,304
Other long-term liabilities	2,204	2,104
Total liabilities	367,929	357,882

Stockholders’ equity:
Common stock, $0.01 par value. Authorized 32,000,000 shares; 16,183,425 shares issued as of July 30, 2022 and 16,090,365 shares issued as of January 29, 2022; 8,379,412 shares outstanding as of July 30, 2022 and 8,617,210 shares outstanding as of January 29, 2022	159	159
Paid in capital	100,837	101,037
Retained earnings	299,825	272,158
Treasury stock, at cost; 7,804,013 shares held as of July 30, 2022 and 7,473,155 shares held as of January 29, 2022	(267,211)	(257,211)
Total stockholders’ equity	133,610	116,143

Commitments and contingencies (Note 7)
Total liabilities and stockholders’ equity	$501,539	$474,025

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Thirteen Weeks Ended
	July 30,	July 31,
	2022	2021
Net sales	$185,012	$237,281

Cost of sales (exclusive of depreciation)	(114,589)	(140,542)
Selling, general and administrative expenses	(68,481)	(75,383)
Depreciation	(5,272)	(4,994)
(Loss) income from operations	(3,330)	16,362
Interest income	2	2
Interest expense	(78)	(77)
(Loss) income before income taxes	(3,406)	16,287
Income tax benefit (provision)	870	(3,797)
Net (loss) income	$(2,536)	$12,490

Basic net (loss) income per common share	$(0.31)	$1.37
Diluted net (loss) income per common share	$(0.31)	$1.36

Weighted average number of shares outstanding
Basic	8,165	9,088
Diluted	8,165	9,178

Citi Trends, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Twenty-Six Weeks Ended
	July 30,	July 31,
	2022	2021
Net sales	$393,227	$522,662

Cost of sales (exclusive of depreciation)	(241,600)	(304,333)
Selling, general and administrative expenses	(139,507)	(153,275)
Depreciation	(10,717)	(9,691)
Gain on sale-leaseback	34,920	—
Income from operations	36,323	55,363
Interest income	2	6
Interest expense	(154)	(124)
Income before income taxes	36,171	55,245
Income tax provision	(8,504)	(11,858)
Net income	$27,667	$43,387

Basic net income per common share	$3.34	$4.68
Diluted net income per common share	$3.34	$4.63

Weighted average number of shares outstanding
Basic	8,284	9,269
Diluted	8,284	9,374

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Twenty-Six Weeks Ended
	July 30,	July 31,
	2022	2021
Operating activities:
Net income	$27,667	$43,387
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,717	9,691
Non-cash operating lease costs	25,302	24,582
Loss on disposal of property and equipment	10	76
Deferred income taxes	454	2,109
Insurance proceeds related to operating activities	1,575	454
Non-cash stock-based compensation expense	1,939	1,901
Gain on sale-leaseback	(34,920)	—
Changes in assets and liabilities:
Inventory	(19,480)	(9,733)
Prepaid and other current assets	(2,466)	(1,786)
Other assets	65	(375)
Accounts payable	(16,268)	14,260
Accrued expenses and other long-term liabilities	(24,086)	(22,578)
Accrued compensation	(12,891)	(4,834)
Income tax receivable/payable	3,361	(981)
Layaway deposits	841	633
Net cash (used in) provided by operating activities	(38,180)	56,806
Investing activities:
Purchases of investment securities	—	(24,603)
Purchases of property and equipment	(18,438)	(12,003)
Insurance proceeds related to investing activities	1,370	192
Proceeds from sale-leaseback	45,513	—
Net cash provided by (used in) investing activities	28,445	(36,414)
Financing activities:
Payments of debt issuance costs	—	(270)
Cash used to settle withholding taxes on the vesting of nonvested restricted stock	(2,139)	(2,171)
Repurchases of common stock	(10,000)	(64,377)
Net cash used in financing activities	(12,139)	(66,818)
Net decrease in cash and cash equivalents	(21,874)	(46,426)
Cash and cash equivalents:
Beginning of period	49,788	123,177
End of period	$27,914	$76,751

Supplemental disclosures of cash flow information:
Cash paid for interest	$79	$70
Cash payments of income taxes	$4,689	$10,730
Supplemental disclosures of non-cash investing activities:
Accrual for purchases of property and equipment	$1,419	$966

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Paid in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balances — January 29, 2022	16,090,365	$159	$101,037	$272,158	7,473,155	$(257,211)	$116,143
Vesting of nonvested shares	—	1	—	—	—	—	1
Issuance of nonvested shares	109,157	—	—	—	—	—	—
Issuance of common stock under incentive plan, net of shares withheld for taxes	15,977	—	—	—	—	—	—
Forfeiture of nonvested shares	(15,761)	—	—	—	—	—	—
Stock-based compensation expense	—	—	2,277	—	—	—	2,277
Net share settlement of nonvested shares	(40,345)	(1)	(2,127)	—	—	—	(2,128)
Repurchase of common stock	—	—	—	—	170,436	(5,317)	(5,317)
Net income	—	—	—	30,203	—	—	30,203
Balances — April 30, 2022	16,159,393	$159	$101,187	$302,361	7,643,591	$(262,528)	$141,179
Issuance of nonvested shares under incentive plan	29,938	—	—	—	—	—	—
Forfeiture of nonvested shares	(5,379)	—	—	—	—	—	—
Stock-based compensation expense	—	—	(338)	—	—	—	(338)
Net share settlement of nonvested shares	(527)	—	(12)	—	—	—	(12)
Repurchase of common stock	—	—	—	—	160,422	(4,683)	(4,683)
Net loss	—	—	—	(2,536)	—	—	(2,536)
Balances — July 30, 2022	16,183,425	$159	$100,837	$299,825	7,804,013	$(267,211)	$133,610

	Common Stock		Paid in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balances — January 30, 2021	15,981,394	$158	$95,484	$209,918	6,104,493	$(141,926)	$163,634
Issuance of nonvested shares under incentive plan	17,278	—	—	—	—	—	—
Forfeiture of nonvested shares	(3,005)	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,087	—	—	—	1,087
Net share settlement of nonvested shares	(22,666)	—	(2,155)	—	—	—	(2,155)
Repurchase of common stock	—	—	—	—	537,496	(45,470)	(45,470)
Net income	—	—	—	30,897	—	—	30,897
Balances — May 1, 2021	15,973,001	$158	$94,416	$240,815	6,641,989	$(187,396)	$147,993
Issuance of nonvested shares under incentive plan	4,680	—	—	—	—	—	—
Forfeiture of nonvested shares	(6,161)	—	—		—	—	—
Stock-based compensation expense	—	—	814	—	—	—	814
Net share settlement of nonvested shares	(171)	—	(16)	—	—	—	(16)
Repurchase of common stock	—	—	—	—	214,761	(18,907)	(18,907)
Net income	—	—	—	12,490	—	—	12,490
Balances — July 31, 2021	15,971,349	$158	$95,214	$253,305	6,856,750	$(206,303)	$142,374

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

July 30, 2022

1. Significant Accounting Policies

Basis of Presentation

Citi Trends, Inc. and its subsidiary (the “Company”) is a growing specialty value retailer of apparel, accessories and home trends for way less spend primarily for African American and Latinx families. As of July 30, 2022, the Company operated 617 stores in urban, suburban and rural markets in 33 states.

The condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim reporting and are unaudited. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The condensed consolidated balance sheet as of January 29, 2022 is derived from the audited financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2022 (the “2021 Form 10-K”). These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the 2021 Form 10-K. Operating results for the second quarter of 2022 are not necessarily indicative of the results that may be expected for the fiscal year as a result of the seasonality of the business, the current economic uncertainty and the extent to which future business will be impacted by the COVID-19 pandemic.

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

The dilutive effect of stock-based compensation arrangements is accounted for using the treasury stock method. The Company includes as assumed proceeds the amount of compensation cost attributed to future services and not yet recognized. For the second quarter of 2022 and 2021, there were 236,000 and 39,000 shares of nonvested restricted stock, respectively, excluded from the calculation of diluted earnings per share because of antidilution. For the twenty-six weeks ended July 30, 2022 and July 31, 2021, there were 229,000 and 38,000 shares of nonvested restricted stock, respectively, excluded from the calculation of diluted earnings per share because of antidilution.

The following table provides a reconciliation of the weighted average number of common shares outstanding used to calculate basic earnings per share to the number of common shares and common stock equivalents outstanding used in calculating diluted earnings per share:

	Thirteen Weeks Ended
	July 30, 2022	July 31, 2021
Weighted average number of common shares outstanding	8,164,765	9,087,709
Incremental shares from assumed vesting of nonvested restricted stock	—	90,263
Weighted average number of common shares and common stock equivalents outstanding	8,164,765	9,177,972

	Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021
Weighted average number of common shares outstanding	8,283,522	9,268,751
Incremental shares from assumed vesting of nonvested restricted stock	—	105,653
Weighted average number of common shares and common stock equivalents outstanding	8,283,522	9,374,404

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

As of July 30, 2022, the Company had no borrowings under the credit facility and $0.6 million of letters of credit outstanding.

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

For the twenty-six weeks ended July 30, 2022 and July 31, 2021, the Company utilized the annual effective tax rate method to calculate income taxes. The effective income tax rate was 23.5% for the first half of 2022, compared to 21.5% for the first half of 2021. The difference in the tax rate was due to a favorable tax impact of restricted stock vestings in the prior year.

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

8. Stock Repurchases

Repurchases of Common Stock

The Company periodically repurchases shares of its common stock under board-authorized repurchase programs. Such repurchases may be made in the open market, through block trades or through other negotiated transactions. Share repurchases were as follows (in thousands, except per share data):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Total number of shares purchased	160	215	331	752
Average price paid per share (including commissions)	$29.17	$88.04	$30.22	$85.58
Total investment	$4,683	$18,907	$10,000	$64,377

On March 15, 2022, the Company announced that its board of directors approved an additional $30 million stock repurchase program. At July 30, 2022, $50.0 million remained available under the Company’s stock repurchase authorization.

9. Revenue

Revenue Recognition

The Company’s primary source of revenue is derived from the sale of clothing, accessories and home trends to its customers with the Company’s performance obligations satisfied immediately when the customer pays for their purchase and receives the merchandise. Sales taxes collected by the Company from customers are excluded from revenue. Revenue from layaway sales is recognized at the point in time when the merchandise is paid for and control of the goods is transferred to the customer, thereby satisfying the Company’s performance obligation. The Company defers revenue from the sale of gift cards and recognizes the associated revenue upon the redemption of the cards by customers to purchase merchandise.

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

In the following table, the Company’s revenue from sales to customers is disaggregated by “CITI” or major merchandise category. The percentage of net sales for each CITI with the merchandise assortment was approximately:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2022	2021	2022	2021
Ladies	27%	28%	28%	29%
Kids	21%	20%	21%	20%
Accessories & Beauty	18%	18%	18%	17%
Mens	18%	18%	17%	18%
Home & Lifestyle	8%	8%	8%	8%
Footwear	8%	8%	8%	8%

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

Total lease cost is comprised of operating lease costs, short-term lease costs and variable lease costs, which include rent paid as a percentage of sales, common area maintenance, real estate taxes and insurance for the Company’s real estate leases. Lease costs consisted of the following (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Operating lease cost	$15,022	$13,111	$28,883	$26,065
Variable lease cost	2,580	2,598	4,913	5,579
Short term lease cost	373	246	719	561
Total lease cost	$17,975	$15,955	$34,515	$32,205

Future minimum lease payments as of July 30, 2022 are as follows (in thousands):

Fiscal Year	Lease Costs
Remainder of 2022	$26,414
2023	58,567
2024	50,362
2025	39,771
2026	29,369
Thereafter	103,480
Total future minimum lease payments	307,963
Less: imputed interest	(60,196)	(1)
Total present value of lease liabilities	$247,767	(2)

(1)	Calculated using the discount rate for each lease.
(2)	Includes short-term and long-term portions of operating lease liabilities.

Supplemental cash flows and other information related to operating leases are as follows (in thousands, except for weighted average amounts):

	Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021
Cash paid for operating leases	$29,012	$27,618
Right of use assets obtained in exchange for new operating lease liabilities	$58,745	$36,247

Weighted average remaining lease term (years) - operating leases	7.26	5.18
Weighted average discount rate - operating leases	3.84%	2.99%

11. Subsequent Events

As previously announced, the Company elected to sell its distribution center in Roland, Oklahoma. On September 6, 2022, the Company completed the sale-leaseback of this property for pretax proceeds of $35.6 million.

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

The factors that may result in actual results differing from such forward-looking information include, but are not limited to: uncertainties relating to general economic conditions, including inflation, energy and fuel costs, unemployment levels, and any deterioration whether caused by acts of war, terrorism, political or social unrest (including any resulting store closures, damage or loss of inventory) or other factors; changes in market interest rates and market levels of wages; natural disasters such as hurricanes; public health emergencies such as the ongoing COVID-19 pandemic and associated containment and remediation efforts; the potential negative impacts of COVID-19 on the global economy and foreign sourcing; the impacts of COVID-19 on the Company’s financial condition, business operation and liquidity, including the re-closure of any or all of the Company’s retail stores and distribution centers; transportation and distribution delays or interruptions; changes in freight rates; the Company’s ability to attract and retain workers; the Company’s ability to negotiate effectively the cost and purchase of merchandise; inventory risks due to shifts in market demand; the Company’s ability to gauge fashion trends and changing consumer preferences; consumer confidence and changes in consumer spending patterns; competition within the industry; competition in our markets; the duration and extent of any economic stimulus programs; changes in product mix; interruptions in suppliers’ businesses; temporary changes in demand due to weather patterns; seasonality of the Company’s business; delays associated with building, opening, remodeling and operating new stores; the results of pending or threatened litigation; delays associated with building, opening or expanding new or existing distribution centers; and other factors described in the section titled “Item 1A. Risk Factors” and elsewhere in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2022, and in Part II, “Item 1A. Risk Factors” and elsewhere in the Company’s Quarterly Reports on Form 10-Q and any amendments thereto and in the other documents the Company files with the SEC, including reports on Form 8-K.

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

Executive Overview

We are a growing specialty value retailer of apparel, accessories and home trends for way less spend primarily for African American and Latinx families. Our high-quality and trend-right merchandise offerings at everyday low prices are designed to appeal to the fashion and trend preferences of value-conscious multicultural customers. As of July 30, 2022, we operated 617 stores in urban, suburban and rural markets in 33 states.

Uncertainties and Challenges

COVID-19

There is still significant uncertainty regarding the lingering effects of the COVID-19 pandemic on our business, financial condition, results of operations, cash flows and liquidity. We cannot reasonably predict the extent to which our future business will be impacted by the COVID-19 pandemic.

Inflation

Our operations have been impacted by the recent surge in prices for food, fuel, housing and energy due to inflationary pressures, which are particularly impactful to the communities we serve. We expect inflationary pressures will persist in the near term. In addition, we are closely monitoring the impacts of higher unemployment, wage inflation and costs to source our merchandise.

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

Thirteen Weeks Ended July 30, 2022 and July 31, 2021

Net Sales. Net sales decreased $52.3 million, or 22.0%, to $185.0 million in the second quarter of 2022 from $237.3 million in the second quarter of 2021. The decrease in sales was due to a 24.9% decrease in comparable store sales, partially offset by a $6.5 million increase from net store opening and closing activity. The decrease in comparable store sales was due to outsized sales in the first quarter of last year driven by government stimulus payments, combined with inflationary pressures in the first quarter of this year that are particularly impactful to our core customers.

Cost of Sales (exclusive of depreciation). Cost of sales (exclusive of depreciation) decreased $25.9 million, or 18.5%, to $114.6 million in the second quarter of 2022 from $140.5 million in the second quarter of 2021. Cost of sales as a percentage of sales increased to 61.9% from 59.2%. The change of 270 basis points was due to a decrease of 190 basis points in the core merchandise margin (initial mark-up, net of markdowns) due to unusually low markdowns in the second quarter of last year during outsized stimulus-driven demand, along with an increase of 60 basis points in shrinkage and 20 basis points in freight costs in the current quarter.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $6.9 million, or 9.2%, to $68.5 million in the second quarter of 2022 from $75.4 million in the second quarter of 2021. The decrease was driven by a $5.4 million decrease in incentive-based compensation as a result of unfavorable operating results in relation to budget this year (compared to overperformance in the second quarter of last year) as well as an adjustment to compensation costs for certain performance-based awards that are no longer probable to vest. Also contributing to the lower expense were other one-time items totaling $2.4 million consisting of an insurance gain, an adjustment to accrued vacation expense and the capitalization of payroll related to a technology upgrade, along with a decrease in credit card processing fees, a decrease in professional fees related to discontinuing a third-party warehouse provider and savings from headcount reductions. These decreases were partially offset by a $1.1 million increase in rent related to the sale-leaseback of our Darlington distribution center and the general impact on expenses of opening and operating more stores. As a percentage of sales, Selling, general and administrative expenses increased to 37.0% in the second quarter of 2022 from 31.8% in the second quarter of 2021, primarily due to the deleveraging effect of lower sales.

Depreciation. Depreciation expense increased $0.3 million, or 5.6%, to $5.3 million in the second quarter of 2022 from $5.0 million in the second quarter of 2021.

Income Tax Benefit/ Expense. Income tax benefit was $0.9 million in the second quarter of 2022 compared to expense of $3.8 million in the second quarter of 2021 due to the pretax loss in the second quarter this year versus pretax income in the second quarter of last year.

Net Loss/Income. Net loss was $2.5 million in the second quarter of 2022 compared to net income of $12.5 million in the second quarter of 2021 due to the factors discussed above.

Twenty-Six Weeks Ended July 30, 2022 and July 31, 2021

Net Sales. Net sales decreased $129.5 million, or 24.8%, to $393.2 million in the first half of 2022 from $522.7 million in the same period of 2021. The decrease in sales was due to a 27.2% decrease in comparable store sales, partially offset by a $13.4 million increase from net store opening and closing activity. The decrease in comparable store sales was due to outsized sales in the first half of last year driven by government stimulus payments, combined with inflationary pressures in the first half of this year that are particularly impactful to our core customers.

Cost of Sales (exclusive of depreciation). Cost of sales (exclusive of depreciation) decreased $62.7 million, or 20.6%, to $241.6 million in the first half of 2022 from $304.3 million in the same period of 2021. Cost of sales as a percentage of sales increased to 61.4% in the first half of 2022 from 58.2% in the same period of 2021. The change of 320 basis points was due to a decrease of 235 basis points in the core merchandise margin (initial mark-up, net of markdowns) due to unusually low markdowns in the first half of last year during outsized stimulus-driven demand, along with an increase of 45 basis points in shrinkage and 40 basis points in freight costs in the current period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $13.8 million, or 9.0%, to $139.5 million in the first half of 2022 from $153.3 million in the same period of 2021. The decrease was due primarily to an $11.1 million decrease in incentive-based compensation as a result of unfavorable operating results in relation to budget this year (compared to overperformance in the first half last year) and an adjustment to compensation costs for certain performance-based awards that are no longer probable to vest, as well as higher costs last year related to the recognition of incremental compensation costs related to the conversion of nonvested cash-settled units to nonvested shares. Also contributing to the lower expense were $2.4 million of one-time items in the second quarter of 2022 as discussed above, along with a decrease in credit card processing fees and a decrease in payroll expense related to headcount reductions. These decreases were partially offset by a $1.1 million increase in rent related to the sale-

leaseback of our Darlington distribution center and the general impact on expenses of opening and operating more stores. As a percentage of sales, Selling, general and administrative expenses increased to 35.5% in the first half of 2022 from 29.3% in the first half of 2021, primarily due to the deleveraging effect of lower sales.

Depreciation. Depreciation expense increased $1.0 million, or 10.6%, to $10.7 million in the first half of 2022 from $9.7 million in the same period last year.

Gain on sale-leaseback. In the first quarter of 2022, we completed a sale-leaseback transaction for our distribution center in Darlington, South Carolina that resulted in a $34.9 million gain.

Income Tax Expense. Income tax expense was $8.5 million in the first half of 2022 compared to $11.9 million in the first half of 2021 due primarily to lower pretax income this year.

Net Income. Net income was $27.7 million in the first half of 2022 compared to $43.4 million in the same period of 2021 due to the factors discussed above.

Liquidity and Capital Resources

Capital Allocation

Our capital allocation strategy is to prioritize investments in opportunities to profitably grow our business and maintain current operations, then to return excess cash to shareholders through our repurchase programs. Our quarter-end cash and cash equivalents balance was $27.9 million compared to $76.8 million at the end of the second quarter last year. Until required for other purposes, we maintain cash and cash equivalents in deposit or money market accounts.

Our principal sources of liquidity consist of: (i) cash and cash equivalents on hand; (ii) short-term trade credit arising from customary payment terms and trade practices with our vendors; (iii) cash generated from operations on an ongoing basis; and (iv) a revolving credit facility with a $75.0 million credit commitment.

In addition, in April 2022, we completed a sale-leaseback transaction of our distribution center in Darlington, South Carolina, for pretax proceeds of $45.5 million. In September 2022, we completed a sale-leaseback transaction of our distribution center in Roland, Oklahoma, for pretax proceeds of $35.6 million.

Inventory

Our quarter-end inventory balance was $142.1 million, compared with $113.2 million at the end of the second quarter last year. The increase was primarily due to reduced inventory levels at the end of the second quarter last year driven by outsized sales, combined with opportunistic purchases of packaway inventory at the end of fiscal 2021 and during the first quarter of this year.

Capital Expenditures

Capital expenditures in the first half of 2022 were $18.4 million, an increase of $6.4 million over the first half of 2021 as we invested in our strategic initiatives, including opening 10 new stores, remodeling 32 stores and continuing our investments in system upgrades and distribution center enhancements. We anticipate capital expenditures in fiscal 2022 of approximately $22 million, with plans in the second half of the year to open up to five additional new stores, remodel approximately 10 more stores and continue the ongoing investments in our systems and distribution centers.

Share Repurchases

During the first half of 2022 and 2021, we returned $10.0 million and $64.4 million, respectively, to shareholders through share repurchases. See Part II of this Report and Note 8 to the Financial Statements for more information.

Revolving Credit Facility

We have a revolving credit facility that matures in April 2026 and provides a $75.0 million credit commitment and a $25.0 million uncommitted “accordion” feature. Additional details of the credit facility are in Note 5 to the Financial Statements. At the end of the second quarter of 2022, we had no borrowings under the credit facility and $0.6 million in letters of credit outstanding.

Cash Flows

Cash Flows From Operating Activities. Net cash used in operating activities was $38.2 million in the first half of 2022 compared to cash provided of $56.8 million in the same period of 2021. Sources of cash this year included net income adjusted for insurance proceeds, non-cash expenses and gain on sale-leaseback totaling $32.7 million (compared to $82.2 million in the first half of 2021) and a decrease of $3.4 million in income tax receivable.

Significant uses of cash from operating activities in the first half of 2022 included (1) a $24.1 million decrease in accrued expenses and other long-term liabilities (compared to a $22.6 million decrease in the first half of 2021) due primarily to payments of operating lease liabilities; (2) a $19.5 million increase in inventory (compared to a $9.7 million increase in the same period last year); (3) a $16.3 million decrease in accounts payable (compared to a $14.3 million increase last year) due to significantly fewer inventory purchases in the last two months of the quarter, with substantially all of such purchases sitting in accounts payable at the end of the quarter; and (4) a $12.9 million decrease in accrued compensation (compared to a $4.8 million decrease in the same period last year) due to payment in the first quarter of incentive compensation accrued in the preceding fiscal year.

Cash Flows From Investing Activities. Cash provided by investing activities was $28.4 million in the first half of 2022 compared to cash used of $36.4 million in the same period last year. Cash provided in the first half of 2022 consisted of $45.5 million net proceeds from the sale of a building in the sale-leaseback transaction, partially offset by $18.4 million for purchases of property and equipment. Cash used for investing activities in the first half of 2021 consisted of $24.6 million purchases of investment securities and $12.0 million purchases of property and equipment.

Cash Flows From Financing Activities. Cash used in financing activities was $12.1 million in the first half of 2022 compared to $66.8 million in the same period last year. Cash used in the first half of 2022 consisted primarily of $10.0 million for repurchases of our common stock. Cash used in the first half of 2021 consisted primarily of $64.4 million for repurchases of our common stock.

Cash Requirements and Commitments

Our principal cash requirements consist of (1) inventory purchases; (2) capital expenditures to invest in our infrastructure; and (3) operational needs, including salaries, occupancy costs, taxes and other operating costs. We may also use cash to fund any share repurchases, make any required debt payments and satisfy other contractual obligations. Historically, we have met these cash requirements using cash flow from operations and short-term trade credit. As of July 30, 2022, our contractual commitments for operating leases totaled $247.8 million (with $47.5 million due within 12 months). See Note 10 to the Financial Statements for more information regarding lease commitments.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risk during the twenty-six weeks ended July 30, 2022 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended January 29, 2022.

Item 4. Controls and Procedures.

We have carried out an evaluation under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 30, 2022 pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based on that evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information has been accumulated and communicated to our management, including the officers who certify our financial reports, as appropriate, to allow timely decisions regarding the required disclosures.

Our disclosure controls and procedures are designed to provide reasonable assurance that the controls and procedures will meet their objectives. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended July 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Information on Share Repurchases

The number of shares of common stock repurchased by the Company during the second quarter of 2022 and the average price paid per share are as follows:

				Maximum number (or
			Total number of shares	approximate dollar value)
			purchased as part of	of shares that may yet be
	Total number of	Average price paid	publicly announced	purchased under the plans
Period	shares purchased	per share (1)	plans or programs (2)	or programs (2)
May (5/1/22 - 5/28/22)	160,422	$29.17	160,422	$50,011,482
June (5/29/22 - 7/2/22)	—	$—	—	$50,011,482
July (7/3/22 - 7/30/22)	—	$—	—	$50,011,482
Total	160,422		160,422

(1)	Includes commissions for the shares repurchased under the stock repurchase program.
(2)

On November 30, 2021, the Company announced that its board of directors approved $30 million stock repurchase program. On March 15, 2022, the Company announced that its board of directors approved an additional $30 million stock repurchase program. The programs do not have expiration dates.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On September 6, 2022, the Company completed the previously announced sale-leaseback of its distribution center located in Roland, Oklahoma for pretax proceeds of $35.6 million. The lease for the center has a fifteen-year term. The Company will pay an initial annual base rent of approximately $2.7 million (including capital expenditures) under the lease subject to an annual 2.00% increase. See also Note 11 to the Financial Statements.

Item 6. Exhibits.

3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2018).

10.1

Employment Non-Compete, Non-Solicit and Confidentiality Agreement, between Citi Trends, Inc. and Heather Plutino dated effective as of June 27, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2022).*

10.2

Severance Agreement, between Citi Trends, Inc. and Heather Plutino dated effective as of June 27, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2022).*

10.3	Lease Agreement, dated April 19, 2022, between Citi Trends, Inc. and CTDASC001 LLC.+

31.1	Certification of Principal Executive Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

31.2	Certification of Principal Financial Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+†

101	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.+

104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.+

+      Included herewith.

* indicates management contract for compensatory plan or arrangement.

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

CITI TRENDS, INC.

Date: September 8, 2022

	By:	/s/ Heather L. Plutino
	Name:	Heather L. Plutino
	Title:	Chief Financial Officer