Form 10-Q
period 2022-10-29
Citi Trends Inc
filed 2022-12-08
CIK 1318484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2022

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

As of November 30, 2022 the registrant had 8,356,254 outstanding shares of common stock, $0.01 par value per share.

CITI TRENDS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Citi Trends, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share data)

	October 29,	January 29,
	2022	2022
Assets
Current assets:
Cash and cash equivalents	$77,771	$49,788
Inventory	128,511	123,835
Prepaid and other current assets	12,903	14,997
Income tax receivable	—	3,987
Total current assets	219,185	192,607
Property and equipment, net of accumulated depreciation of $258,622 and $283,445 as of October 29, 2022 and January 29, 2022, respectively	60,912	75,282
Operating lease right of use assets	264,667	201,827
Deferred income taxes	873	2,992
Other assets	1,218	1,317
Total assets	$546,855	$474,025

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$83,451	$98,879
Operating lease liabilities	48,294	47,803
Accrued expenses	16,936	14,532
Accrued compensation	10,680	25,896
Income tax payable	2,912	—
Layaway deposits	1,486	364
Total current liabilities	163,759	187,474
Noncurrent operating lease liabilities	222,430	168,304
Other long-term liabilities	2,204	2,104
Total liabilities	388,393	357,882

Stockholders’ equity:
Common stock, $0.01 par value. Authorized 32,000,000 shares; 16,160,267 shares issued as of October 29, 2022 and 16,090,365 shares issued as of January 29, 2022; 8,356,254 shares outstanding as of October 29, 2022 and 8,617,210 shares outstanding as of January 29, 2022	160	159
Paid in capital	101,100	101,037
Retained earnings	324,413	272,158
Treasury stock, at cost; 7,804,013 shares held as of October 29, 2022 and 7,473,155 shares held as of January 29, 2022	(267,211)	(257,211)
Total stockholders’ equity	158,462	116,143

Commitments and contingencies (Note 6)
Total liabilities and stockholders’ equity	$546,855	$474,025

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Thirteen Weeks Ended
	October 29,	October 30,
	2022	2021
Net sales	$192,323	$227,959

Cost of sales (exclusive of depreciation)	(115,741)	(136,071)
Selling, general and administrative expenses	(69,092)	(74,784)
Depreciation	(5,076)	(5,527)
Gain on sale-leaseback	29,168	—
Income from operations	31,582	11,577
Interest income	202	18
Interest expense	(76)	(76)
Income before income taxes	31,708	11,519
Income tax expense	(7,120)	(2,505)
Net income	$24,588	$9,014

Basic net income per common share	$3.02	$1.04
Diluted net income per common share	$3.02	$1.03

Weighted average number of shares outstanding
Basic	8,145	8,706
Diluted	8,145	8,787

Citi Trends, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Thirty-Nine Weeks Ended
	October 29,	October 30,
	2022	2021
Net sales	$585,550	$750,621

Cost of sales (exclusive of depreciation)	(357,341)	(440,404)
Selling, general and administrative expenses	(208,599)	(228,059)
Depreciation	(15,793)	(15,218)
Gain on sale-leasebacks	64,088	—
Income from operations	67,905	66,940
Interest income	204	24
Interest expense	(230)	(200)
Income before income taxes	67,879	66,764
Income tax expense	(15,624)	(14,363)
Net income	$52,255	$52,401

Basic net income per common share	$6.34	$5.77
Diluted net income per common share	$6.34	$5.71

Weighted average number of shares outstanding
Basic	8,237	9,081
Diluted	8,237	9,179

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Thirty-Nine Weeks Ended
	October 29,	October 30,
	2022	2021
Operating activities:
Net income	$52,255	$52,401
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	15,793	15,218
Non-cash operating lease costs	38,474	37,407
Loss on disposal of property and equipment	10	159
Deferred income taxes	2,119	2,277
Insurance proceeds related to operating activities	1,575	454
Non-cash stock-based compensation expense	2,271	2,883
Gain on sale-leasebacks	(64,088)	—
Changes in assets and liabilities:
Inventory	(5,891)	(23,446)
Prepaid and other current assets	1,734	263
Other assets	99	(362)
Accounts payable	(15,572)	15,939
Accrued expenses and other long-term liabilities	(44,643)	(36,324)
Accrued compensation	(15,216)	(6,466)
Income tax receivable/payable	6,899	(6,920)
Layaway deposits	1,122	1,370
Net cash (used in) provided by operating activities	(23,059)	54,853
Investing activities:
Purchases of investment securities	—	(35,462)
Purchases of property and equipment	(19,218)	(20,808)
Insurance proceeds related to investing activities	1,370	192
Proceeds from sale-leasebacks	81,098	—
Net cash provided by (used in) investing activities	63,250	(56,078)
Financing activities:
Payments of debt issuance costs	—	(270)
Cash used to settle withholding taxes on the vesting of nonvested restricted stock	(2,208)	(2,453)
Repurchases of common stock	(10,000)	(107,206)
Net cash used in financing activities	(12,208)	(109,929)
Net increase (decrease) in cash and cash equivalents	27,983	(111,154)
Cash and cash equivalents:
Beginning of period	49,788	123,177
End of period	$77,771	$12,023

Supplemental disclosures of cash flow information:
Cash paid for interest	$119	$109
Cash payments of income taxes	$6,606	$19,006
Supplemental disclosures of non-cash investing activities:
Accrual for purchases of property and equipment	$595	$3,192

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Paid in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balances — January 29, 2022	16,090,365	$159	$101,037	$272,158	7,473,155	$(257,211)	$116,143
Vesting of nonvested shares	—	1	—	—	—	—	1
Issuance of nonvested shares under incentive plan	109,157	—	—	—	—	—	—
Issuance of common stock under incentive plan, net of shares withheld for taxes	15,977	—	—	—	—	—	—
Forfeiture of nonvested shares	(15,761)	—	—	—	—	—	—
Stock-based compensation expense	—	—	2,277	—	—	—	2,277
Net share settlement of nonvested shares	(40,345)	(1)	(2,127)	—	—	—	(2,128)
Repurchase of common stock	—	—	—	—	170,436	(5,317)	(5,317)
Net income	—	—	—	30,203	—	—	30,203
Balances — April 30, 2022	16,159,393	$159	$101,187	$302,361	7,643,591	$(262,528)	$141,179
Issuance of nonvested shares under incentive plan	29,938	—	—	—	—	—	—
Forfeiture of nonvested shares	(5,379)	—	—	—	—	—	—
Stock-based compensation expense	—	—	(338)	—	—	—	(338)
Net share settlement of nonvested shares	(527)	—	(12)	—	—	—	(12)
Repurchase of common stock	—	—	—	—	160,422	(4,683)	(4,683)
Net loss	—	—	—	(2,536)	—	—	(2,536)
Balances — July 30, 2022	16,183,425	$159	$100,837	$299,825	7,804,013	$(267,211)	$133,610
Vesting of nonvested shares	—	1	—	—	—	—	1
Issuance of nonvested shares under incentive plan	1,226	—	—	—	—	—	—
Forfeiture of nonvested shares	(20,448)	—	—	—	—	—	—
Stock-based compensation expense	—	—	332	—	—	—	332
Net share settlement of nonvested shares	(3,936)	—	(69)	—	—	—	(69)
Net income	—	—	—	24,588	—	—	24,588
Balances — October 29, 2022	16,160,267	$160	$101,100	$324,413	7,804,013	$(267,211)	$158,462

	Common Stock		Paid in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balances — January 30, 2021	15,981,394	$158	$95,484	$209,918	6,104,493	$(141,926)	$163,634
Issuance of nonvested shares under incentive plan	17,278	—	—	—	—	—	—
Forfeiture of nonvested shares	(3,005)	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,087	—	—	—	1,087
Net share settlement of nonvested shares	(22,666)	—	(2,155)	—	—	—	(2,155)
Repurchase of common stock	—	—	—	—	537,496	(45,470)	(45,470)
Net income	—	—	—	30,897	—	—	30,897
Balances — May 1, 2021	15,973,001	$158	$94,416	$240,815	6,641,989	$(187,396)	$147,993
Issuance of nonvested shares under incentive plan	4,680	—	—	—	—	—	—
Forfeiture of nonvested shares	(6,161)	—	—		—	—	—
Stock-based compensation expense	—	—	814	—	—	—	814
Net share settlement of nonvested shares	(171)	—	(16)	—	—	—	(16)
Repurchase of common stock	—	—	—	—	214,761	(18,907)	(18,907)
Net income	—	—	—	12,490	—	—	12,490
Balances — July 31, 2021	15,971,349	$158	$95,214	$253,305	6,856,750	$(206,303)	$142,374
Vesting of nonvested restricted stock units	—	1	—	—	—	—	1
Issuance of nonvested shares under incentive plan	415	—	—	—	—	—	—
Stock-based compensation expense	—	—	982	—	—	—	982
Net share settlement of nonvested shares and restricted stock units	(3,799)	—	(282)	—	—	—	(282)
Repurchase of common stock	—	—	—	—	521,086	(42,829)	(42,829)
Net income	—	—	—	9,014	—	—	9,014
Balances — October 30, 2021	15,967,965	$159	$95,914	$262,319	7,377,836	$(249,132)	$109,260

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

October 29, 2022

1. Significant Accounting Policies

Basis of Presentation

Citi Trends, Inc. and its subsidiary (the “Company”) is a leading specialty value retailer of apparel, accessories and home trends for way less spend primarily for African American and Latinx families. As of October 29, 2022, the Company operated 615 stores in urban, suburban and rural markets in 33 states.

The condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim reporting and are unaudited. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The condensed consolidated balance sheet as of January 29, 2022 is derived from the audited financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2022 (the “2021 Form 10-K”). These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the 2021 Form 10-K. Operating results for the third quarter of 2022 are not necessarily indicative of the results that may be expected for the fiscal year as a result of the seasonality of the business, the current economic uncertainty and the extent to which future business will be impacted by the COVID-19 pandemic.

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

The dilutive effect of stock-based compensation arrangements is accounted for using the treasury stock method. The Company includes as assumed proceeds the amount of compensation cost attributed to future services and not yet recognized. For the third quarter of 2022 and 2021, there were 220,000 and 38,000 shares of nonvested restricted stock, respectively, excluded from the calculation of diluted earnings per share because of antidilution. For the thirty-nine weeks ended October 29, 2022 and October 30, 2021, there were 226,000 and 38,000 shares of nonvested restricted stock, respectively, excluded from the calculation of diluted earnings per share because of antidilution.

The following table provides a reconciliation of the weighted average number of common shares outstanding used to calculate basic earnings per share to the number of common shares and common stock equivalents outstanding used in calculating diluted earnings per share:

	Thirteen Weeks Ended
	October 29, 2022	October 30, 2021
Weighted average number of common shares outstanding	8,145,318	8,706,219
Incremental shares from assumed vesting of nonvested restricted stock	—	80,668
Weighted average number of common shares and common stock equivalents outstanding	8,145,318	8,786,887

	Thirty-Nine Weeks Ended
	October 29, 2022	October 30, 2021
Weighted average number of common shares outstanding	8,236,836	9,081,240
Incremental shares from assumed vesting of nonvested restricted stock	—	97,325
Weighted average number of common shares and common stock equivalents outstanding	8,236,836	9,178,565

4. Revolving Credit Facility

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

As of October 29, 2022, the Company had no borrowings under the credit facility and $0.6 million of letters of credit outstanding.

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

For the thirty-nine weeks ended October 29, 2022 and October 30, 2021, the Company utilized the annual effective tax rate method to calculate income taxes. The effective income tax rate was 23.0% for the first thirty-nine weeks of 2022, compared to 21.5% for the first thirty-nine weeks of 2021. The difference in the tax rate was due to a favorable tax impact of restricted stock vestings in the prior year.

On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022 ("IRA"). The IRA contains a number of revisions to the Internal Revenue Code, including a 15% corporate alternative minimum income tax and a 1% excise tax on corporate stock repurchases in tax years beginning after December 31, 2022. The Company is continuing to evaluate the IRA and its potential impact on future periods, and at this time the Company does not expect the IRA to have a material impact on its consolidated financial statements.

6. Commitments and Contingencies

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

7. Stock Repurchases

Repurchases of Common Stock

The Company periodically repurchases shares of its common stock under board-authorized repurchase programs. Such repurchases may be made in the open market, through block trades or through other negotiated transactions. Share repurchases were as follows (in thousands, except per share data):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Total number of shares purchased	—	521	331	1,273
Average price paid per share (including commissions)	$—	$82.19	$30.22	$84.19
Total investment	$—	$42,829	$10,000	$107,206

On March 15, 2022, the Company announced that its board of directors approved an additional $30 million stock repurchase program. At October 29, 2022, $50.0 million remained available under the Company’s stock repurchase authorization.

8. Revenue

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

In the following table, the Company’s revenue from sales to customers is disaggregated by “CITI” or major merchandise category. The percentage of net sales for each CITI with the merchandise assortment was approximately:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2022	2021	2022	2021
Ladies	26%	25%	27%	27%
Kids	25%	26%	22%	22%
Mens	17%	17%	18%	18%
Accessories & Beauty	17%	17%	17%	17%
Home & Lifestyle	8%	8%	8%	8%
Footwear	7%	7%	8%	8%

9. Leases

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

In September 2022, the Company completed a sale-leaseback of its distribution center in Roland, Oklahoma for net proceeds of approximately $35.6 million. The total annual rent for this property starts at approximately $2.7 million with increases of 2% annually over the 15-year lease term. The net proceeds included $0.6 million of advance funding for a capital improvement project that will be amortized over the 15-year lease term. The lease contains the option to extend for six additional periods of five years each. The transaction met the requirements for sale-leaseback accounting, resulting in a gain of approximately $29.2 million on the condensed consolidated statements of operations. The related land and property were removed from property and equipment, and an operating lease right-of-use asset and lease liability of $29.5 million and $25.8 million, respectively, were recorded in the condensed consolidated balance sheets.

Total lease cost is comprised of operating lease costs, short-term lease costs and variable lease costs, which include rent paid as a percentage of sales, common area maintenance, real estate taxes and insurance for the Company’s real estate leases. Lease costs consisted of the following (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Operating lease cost	$15,443	$13,320	$44,326	$39,384
Variable lease cost	2,510	2,685	7,423	8,264
Short term lease cost	343	213	1,062	775
Total lease cost	$18,296	$16,218	$52,811	$48,423

Future minimum lease payments as of October 29, 2022 are as follows (in thousands):

Fiscal Year	Lease Costs
Remainder of 2022	$11,285
2023	61,742
2024	55,603
2025	45,005
2026	34,443
Thereafter	141,055
Total future minimum lease payments	349,133
Less: imputed interest	(78,409)	(1)
Total present value of lease liabilities	$270,724	(2)

(1)	Calculated using the discount rate for each lease.
(2)	Includes short-term and long-term portions of operating lease liabilities.

Supplemental cash flows and other information related to operating leases are as follows (in thousands, except for weighted average amounts):

	Thirty-Nine Weeks Ended
	October 29, 2022	October 30, 2021
Cash paid for operating leases	$44,754	$42,315
Right of use assets obtained in exchange for new operating lease liabilities	$95,809	$54,263

Weighted average remaining lease term (years) - operating leases	8.11	5.31
Weighted average discount rate - operating leases	4.38%	2.89%

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

Executive Overview

We are a leading specialty value retailer of apparel, accessories and home trends for way less spend primarily for African American and Latinx families. Our high-quality and trend-right merchandise offerings at everyday low prices are designed to appeal to the fashion and trend preferences of value-conscious multicultural customers. As of October 29, 2022, we operated 615 stores in urban, suburban and rural markets in 33 states.

Uncertainties and Challenges

COVID-19

There is still uncertainty regarding the lingering effects of the COVID-19 pandemic on our business, financial condition, results of operations, cash flows and liquidity. We cannot reasonably predict the extent to which our future business will be impacted by the COVID-19 pandemic.

Inflation

Our operations have been impacted by the recent surge in prices for food, fuel, housing and energy due to inflationary pressures, which may continue in the near term and are particularly impactful to the communities we serve. We are closely monitoring the impacts of inflationary pressures, higher unemployment, wage inflation and costs to source our merchandise. The future impact of inflation remains highly uncertain, and our business and results of operations could continue to be adversely impacted.

Supply Chain Disruptions

Beginning in the second half of fiscal 2021, we encountered increasing supply chain disruptions, such as production delays for our vendors and industry-wide U.S. port and ground transportation delays. In response, we have taken various actions, including ordering merchandise earlier, leveraging our packaway merchandise stock and expanding the direct shipping program from our vendors to our stores that we initiated in fiscal 2020. These supply chain disruptions have resulted in increased costs. We continue to actively monitor and manage the impact on product availability and expenses. The future impact of the supply chain disruption remain highly uncertain, and our business and results of operations could continue to be adversely impacted.

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

Thirteen Weeks Ended October 29, 2022 and October 30, 2021

Net Sales. Net sales decreased $35.7 million, or 15.6%, to $192.3 million in the third quarter of 2022 from $228.0 million in the third quarter of 2021. The decrease in sales was due to an 18.3% decrease in comparable store sales, partially offset by a $5.0 million increase from net store opening and closing activity. The decrease in comparable store sales was due to outsized sales in the third quarter of last year driven by government stimulus payments, combined with inflationary pressures in the third quarter of this year that are particularly impactful to our core customers.

Cost of Sales (exclusive of depreciation). Cost of sales (exclusive of depreciation) decreased $20.4 million, or 14.9%, to $115.7 million in the third quarter of 2022 from $136.1 million in the third quarter of 2021. Cost of sales as a percentage of sales increased to 60.2% from 59.7%. The change of 50 basis points was due to a decrease of 55 basis points in the core merchandise margin (initial mark-up, net of markdowns) due to lower markdowns in the third quarter of last year during outsized stimulus-driven demand, along with an increase of 25 basis points in shrinkage, partially offset by a decrease of 30 basis points in freight costs in the current quarter.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $5.7 million, or 7.6%, to $69.1 million in the third quarter of 2022 from $74.8 million in the third quarter of 2021. The decrease was driven by: (1) a $4.7 million decrease in incentive-based compensation as a result of unfavorable operating results in relation to budget this year (compared to overperformance in the third quarter of last year) as well as an adjustment to compensation costs for certain performance-based awards that are no longer probable to vest; (2) a decrease of $1.5 million in payroll expenses related to reduced headcount; (3) the capitalization of $0.5 million of payroll related to a technology upgrade; (4) decreases in travel expenses and credit card processing fees; and (5) decreases in various other expenses related to our initiative to reduce costs. These decreases were partially offset by an increase of $1.6 million in rent expense related to the sale-leasebacks of our distribution centers. As a percentage of sales, Selling, general and administrative expenses increased to 35.9% in the third quarter of 2022 from 32.8% in the third quarter of 2021, primarily due to the deleveraging effect of lower sales.

Depreciation. Depreciation expense decreased $0.4 million, or 8.2%, to $5.1 million in the third quarter of 2022 from $5.5 million in the third quarter of 2021.

Gain on sale-leaseback. In the third quarter of 2022, we completed a sale-leaseback transaction for our distribution center in Roland, Oklahoma that resulted in a $29.2 million gain.

Income Tax Expense. Income tax expense was $7.1 million in the third quarter of 2022 compared to $2.5 million in the third quarter of 2021 due primarily to higher pretax income in the current period, including the impact of the gain on the sale of our distribution center.

Net Income. Net income was $24.6 million in the third quarter of 2022 compared to $9.0 million in the third quarter of 2021 due to the factors discussed above.

Thirty-Nine Weeks Ended October 29, 2022 and October 30, 2021

Net Sales. Net sales decreased $165.0 million, or 22.0%, to $585.6 million in the first thirty-nine weeks of 2022 from $750.6 million in the same period of 2021. The decrease in sales was due to a 24.5% decrease in comparable store sales, partially offset by a $15.9 million increase from net store opening and closing activity. The decrease in comparable store sales was due to outsized sales in the first thirty-nine weeks of last year driven by government stimulus payments, combined with inflationary pressures in the first thirty-nine weeks of this year that are particularly impactful to our core customers.

Cost of Sales (exclusive of depreciation). Cost of sales (exclusive of depreciation) decreased $83.1 million, or 18.9%, to $357.3 million in the first thirty-nine weeks of 2022 from $440.4 million in the same period of 2021. Cost of sales as a percentage of sales increased to 61.0% in the first thirty-nine weeks of 2022 from 58.7% in the same period of 2021. The change of 230 basis points was due to a decrease of 180 basis points in the core merchandise margin (initial mark-up, net of markdowns) due to lower markdowns in the first thirty-nine weeks of last year during outsized stimulus-driven demand, along with an increase of 35 basis points in shrinkage and 15 basis points in freight costs in the current period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $19.5 million, or 8.5%, to $208.6 million in the first thirty-nine weeks of 2022 from $228.1 million in the same period of 2021. The decrease was due to: (1) a $16.6 million decrease in incentive-based compensation as a result of unfavorable operating results in relation to budget this year (compared to overperformance in the first thirty-nine weeks last year) and an adjustment to compensation costs for certain performance-based awards that are no longer probable to vest, as well as higher costs last year related to the recognition of incremental compensation costs related to the conversion of nonvested cash-settled units to nonvested shares; (2) $2.9 million of one-time items consisting of an insurance gain, adjustments to accrued vacation expense and the capitalization of payroll related to a technology upgrade; (3) a decrease of $1.6 million in payroll expenses related to reduced headcount; and (4) decreases in credit card processing fees and professional fees. These decreases were partially offset by a $2.8 million increase in rent related to the sale-leasebacks of our distribution centers, higher utility costs and the general impact on expenses of opening and operating more stores. As a percentage of sales, Selling, general and administrative expenses increased to 35.6% in the first thirty-nine weeks of 2022 from 30.4% in the first thirty-nine weeks of 2021, primarily due to the deleveraging effect of lower sales.

Depreciation. Depreciation expense increased $0.6 million, or 3.8%, to $15.8 million in the first thirty-nine weeks of 2022 from $15.2 million in the same period last year.

Gain on sale-leaseback. In the first quarter of 2022, we completed a sale-leaseback transaction for our distribution center in Darlington, South Carolina that resulted in a $34.9 million gain. In the third quarter of 2022, we completed a sale-leaseback transaction for our distribution center in Roland, Oklahoma that resulted in a $29.2 million gain.

Income Tax Expense. Income tax expense was $15.6 million in the first thirty-nine weeks of 2022 compared to $14.4 million in the first thirty-nine weeks of 2021 due to higher pretax income this year, combined with a slightly higher rate because the prior year had a favorable tax impact of restricted stock vestings.

Net Income. Net income was $52.3 million in the first thirty-nine weeks of 2022 compared to $52.4 million in the same period of 2021 due to the factors discussed above.

Liquidity and Capital Resources

Capital Allocation

Our capital allocation strategy is to prioritize investments in opportunities to profitably grow our business and maintain current operations, then to return excess cash to shareholders through our repurchase programs. Our quarter-end cash and cash equivalents balance was $77.8 million compared to cash and cash equivalents and short-term investments of $47.5 million at the end of the third quarter last year. Until required for other purposes, we maintain cash and cash equivalents in deposit or money market accounts.

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

Inventory

Our quarter-end inventory balance was $128.5 million, compared with $126.9 million at the end of the third quarter last year. The increase was primarily due to reduced inventory levels at the end of the third quarter last year driven by outsized sales, combined with opportunistic purchases of packaway inventory at the end of fiscal 2021 and during the first quarter of this year.

Capital Expenditures

Capital expenditures in the first thirty-nine weeks of 2022 were $19.2 million, a decrease of $1.6 million over the first thirty-nine weeks of 2021 as we invested in our strategic initiatives, including opening 12 new stores, remodeling 35 stores and continuing our investments in system upgrades and distribution center enhancements. We anticipate capital expenditures in fiscal 2022 of approximately $22 million.

Share Repurchases

During the first thirty-nine weeks of 2022 and 2021, we returned $10.0 million and $107.2 million, respectively, to shareholders through share repurchases. See Part II of this Report and Note 7 to the Financial Statements for more information.

Revolving Credit Facility

We have a revolving credit facility that matures in April 2026 and provides a $75.0 million credit commitment and a $25.0 million uncommitted “accordion” feature. Additional details of the credit facility are in Note 4 to the Financial Statements. At the end of the third quarter of 2022, we had no borrowings under the credit facility and $0.6 million in letters of credit outstanding.

Cash Flows

Cash Flows From Operating Activities. Net cash used in operating activities was $23.1 million in the first thirty-nine weeks of 2022 compared to cash provided of $54.9 million in the same period of 2021. Sources of cash this year included net income adjusted for insurance proceeds, non-cash expenses and gain on sale-leasebacks totaling $48.5 million (compared to $110.8 million in the first thirty-nine weeks of 2021) and an increase of $6.9 million in income tax payable.

Significant uses of cash from operating activities in the first thirty-nine weeks of 2022 included (1) a $44.8 million decrease in accrued expenses and other long-term liabilities (compared to a $36.3 million decrease in the first thirty-nine weeks of 2021) due primarily to payments of operating lease liabilities; (2) a $15.6 million decrease in accounts payable (compared to a $15.9 million increase last year) due to significantly fewer inventory purchases in the last two months of the current quarter; (3) a $15.2 million decrease in accrued compensation (compared to a $6.5 million decrease in the same period last year) due to payment in the first quarter of incentive compensation accrued in the preceding fiscal year; and (4) a $5.9 million increase in inventory (compared to a $23.4 million increase in the same period last year).

Cash Flows From Investing Activities. Cash provided by investing activities was $63.3 million in the first thirty-nine weeks of 2022 compared to cash used of $56.1 million in the same period last year. Cash provided in the first thirty-nine weeks of 2022 consisted of $81.1 million net proceeds from the sale of buildings in the sale-leaseback transactions, partially offset by $19.2 million for purchases of property and equipment. Cash used for investing activities in the first thirty-nine weeks of 2021 consisted of $35.5 million purchases of investment securities and $20.8 million purchases of property and equipment.

Cash Flows From Financing Activities. Cash used in financing activities was $12.2 million in the first thirty-nine weeks of 2022 compared to $109.9 million in the same period last year. Cash used in the first thirty-nine weeks of 2022 consisted of $10.0 million for repurchases of our common stock and $2.2 million paid to settle withholding taxes on restricted stock that vested. Cash used in the first thirty-nine weeks of 2021 consisted primarily of repurchases of our common stock.

Cash Requirements and Commitments

Our principal cash requirements consist of (1) inventory purchases; (2) capital expenditures to invest in our infrastructure; and (3) operational needs, including salaries, occupancy costs, taxes and other operating costs. We may also use cash to fund any share repurchases, make any required debt payments and satisfy other contractual obligations. Historically, we have met these cash requirements using cash flow from operations and short-term trade credit. As of October 29, 2022, our contractual commitments for operating leases totaled $270.7 million (with $48.3 million due within 12 months). See Note 9 to the Financial Statements for more information regarding lease commitments.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risk during the thirty-nine weeks ended October 29, 2022 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended January 29, 2022.

Item 4. Controls and Procedures.

We have carried out an evaluation under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 29, 2022 pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based on that evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information has been accumulated and communicated to our management, including the officers who certify our financial reports, as appropriate, to allow timely decisions regarding the required disclosures.

Our disclosure controls and procedures are designed to provide reasonable assurance that the controls and procedures will meet their objectives. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended October 29, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Information on Share Repurchases

The Company did not repurchase any shares in the third quarter of 2022. At October 29, 2022, $50.0 million remained available under the Company’s stock repurchase authorization.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2018).

3.2	Certificate of Change of Registered Agent and/or Registered Office (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 31, 2022).

3.3	Fourth Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 31, 2022).

10.1	Lease Agreement, dated September 6, 2022, between Citi Trends, Inc. and CTROOK2 LLC.+

31.1	Certification of Principal Executive Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

31.2	Certification of Principal Financial Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+†

101	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.+

104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.+

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

Date: December 8, 2022

	By:	/s/ Heather L. Plutino
	Name:	Heather L. Plutino
	Title:	Chief Financial Officer