Form 10-K
period 2023-01-28
Citi Trends Inc
filed 2023-04-13
CIK 1318484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 28, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.   Yes  ☐    No  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b)).   Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $205,965,947 as of July 30, 2022.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: Common Stock, par value $0.01 per share, 8,313,268 shares outstanding as of April 8, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information from the registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year covered by this Annual Report on Form 10-K, with respect to the Annual Meeting of Stockholders to be held on June 9, 2023.

CITI TRENDS, INC.

FORM 10-K

PART I

Some statements in, or incorporated by reference into, this Annual Report on Form 10-K (this “Report”) of Citi Trends, Inc. (“Citi Trends,” “we,” “us,” or the “Company”) may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than historical facts contained in this Report, including statements regarding our future financial results and position, business policy and plans, objectives and expectations of management for future operations and capital allocation expectations, are forward-looking statements. The words “believe,” “anticipate,” “project,” “plan,” “expect,” “trend,” “estimate,” “objective,” “forecast,” “upcoming,” “goal,” “intend,” “may,” “could,” “will likely result,” or “will continue” and similar expressions, as they relate to us, are intended to identify forward-looking statements, although not all forward-looking statements contain such language. We have based these forward-looking statements largely on our current expectations and projections about future events, including, among other things: general economic conditions, including inflation, energy and fuel costs, unemployment levels, and any deterioration whether caused by acts of war, terrorism, political or social unrest (including any resulting store closures, damage or loss of inventory) or other factors; changes in market interest rates and market levels of wages; impacts of natural disasters such as hurricanes; uncertainty and economic impact of pandemics, epidemics or other public health emergencies such as the ongoing COVID-19 pandemic; transportation and distribution delays or interruptions; changes in freight rates; the Company’s ability to attract and retain workers; the Company’s ability to negotiate effectively the cost and purchase of merchandise inventory risks due to shifts in market demand; the Company’s ability to gauge fashion trends and changing consumer preferences; consumer confidence and changes in consumer spending patterns; competition within the industry; competition in our markets; the duration and extent of any economic stimulus programs; changes in product mix; interruptions in suppliers’ businesses; the ongoing assessment and impact of the cyber disruption we identified on January 14, 2023, including legal, reputational, financial and contractual risks resulting from the disruption, and other risks related to cybersecurity, data privacy and intellectual property; temporary changes in demand due to weather patterns; seasonality of the Company’s business; the results of pending or threatened litigation; delays associated with building, remodeling, opening and operating new stores; and delays associated with building, opening or expanding new or existing distribution centers.

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

Information is provided herein with respect to our operations related to our fiscal years ended on January 28, 2023 (“fiscal 2022”), January 29, 2022 (“fiscal 2021”) and January 30, 2021 (“fiscal 2020”).

ITEM 1.BUSINESS

Overview

Citi Trends, Inc. (“Citi Trends” or the “Company”) is a leading specialty value retailer of apparel, accessories and home trends for way less spend, primarily for African American and multicultural families in the United States. Our high-quality and trend-right merchandise offerings at everyday low prices are designed to appeal to the fashion and trend preferences of value-conscious customers. Based on the strength of our brand and experienced leadership team, we believe we have fostered deep customer loyalty and high shopping frequency in the underserved communities in which we operate. As a purpose-led company, we strive to consistently bring our purpose – Live BOLD, Live PROUD and Respect ALL – to life for both our customers and our associates each and every day.

Our stores are located at the crossroads of low to moderate income households and serve as a “one-stop shop” for the entire family. Our stores average approximately 11,000 square feet of selling space and are typically located in outdoor community shopping centers across a variety of urban, suburban and rural markets. As of January 28, 2023, we operated 611 stores in 33 states, with a focus on delivering a memorable store experience anchored in value.

Competitive Strengths and Strategies

Our goal is to be the leading specialty value retailer of apparel, accessories and home trends for African American and multicultural families with an average annual household income of approximately $38,000. We strive to provide our customers with a place that is fresh and fun for the family at prices that don’t break the bank. We believe the following business strengths differentiate us from our competitors and are important to our success:

Focus on Fashion and Trend Mix. We focus our merchandise on being fashionable and trend-right to appeal to our core customers. We do not attempt to dictate trends, but rather, we devote considerable effort to identifying emerging trends and ensuring that our wide assortment of apparel and non-apparel merchandise is curated to appeal to the preferences of our target customers. Our buying team tests new and emerging trends before reordering and actively manages the mix of basic, fashion, trend and branded products in our stores to keep the offering fresh and current.

Superior Value Proposition. We seek to offer top quality, fashionable merchandise for way less spend. We believe our value proposition provides important access to trends for the lower-income customers we serve. We do not employ high-low pricing strategies; instead, our everyday low price points offer superior value, allowing our customers to purchase multiple items per visit. Our advertising expenses are low, as we do not rely on promotion-driven sales and instead seek to build our reputation through word-of-mouth awareness of our value in the communities we serve.

One-Stop Shop for the Entire Family. We merchandise our stores to create a specialty store environment that serves as a destination that meets the apparel and non-apparel needs of the entire family. Every store offers a wide variety of always-changing, curated products for men and women of all sizes and children from newborn to size 20. Our stores include a wide assortment of sportswear, dresses, outerwear, footwear, intimate apparel and sleepwear, jewelry, handbags, beauty products, home goods, tech accessories, health and beauty aids, candy, fitness products, team sports products, toys and books. We believe that our small-footprint stores, combined with a specialty store experience, friendly customer service where we often know the customer’s name, and breadth of merchandise, distinguishes our stores from many competitors and creates an exciting and welcoming environment that encourages repeat visits from the local community.

Strong and Flexible Sourcing Relationships. We maintain strong sourcing relationships with a large group of suppliers. Our buying team, located primarily in New York City, plans, develops and creates (i) curated assortments by purchasing goods developed specifically with our customers in mind and (ii) opportunistically available excess inventory from reliable and trustworthy vendors, with the majority of our merchandise purchased for the current season and a lesser quantity held for sale in future seasons. To foster vendor relationships, we do not ask for typical retail concessions, such as promotional and markdown allowances.

Dynamic Experience in a Friendly and Fun Environment. We seek to provide a fashion-focused shopping environment that is similar to a specialty apparel retailer, rather than a typical discount or big box retailer. Products are prominently displayed by style, rather than by size, on four-sided fixtures featuring multiple sizes, styles and suggested outfits. Non-apparel products are displayed on fixtures that highlight prints, patterns and themes of trend-right categories. Our stores are easy to navigate, carpeted, well-lit and feature upbeat and trend-right overhead music appropriate for our target customers. Our stores are neat, orderly and clean, offering a friendly and fun environment. In the first quarter of fiscal 2021, we launched our first “CTx” store, which represents the first major overhaul to our store format in over 10 years. Our CTx format is a completely redesigned floor layout with an emphasis on visual merchandising that provides an enhanced shopping experience for our customers and drives sales conversion. Going forward, all of our new and remodeled stores will be based on the CTx format. Approximately 13% of our fleet was in the CTx format as of January 28, 2023.

Friendly and Helpful Store Associates. Our store associates are trained to provide friendly and helpful customer service to deliver a positive shopping experience. Many of our store associates live in the neighborhoods where our stores are located and frequently shop our stores themselves. We have always led with a diverse and inclusive workplace; more than 80% of our store associates are African American or multicultural, and more than 90% of our store management positions are filled by women. As a result, our store associates cultivate a unique culture at our stores that creates a high level of connectivity with our customers. We strive to make our stores a destination where everyone is welcome, and our store associates foster that vision every day through enriched customer engagement.

Compelling and Cost-Effective Store Locations. We locate our stores in high-traffic outdoor community shopping centers that are convenient to low and moderate income neighborhoods. We generally utilize previously occupied store sites, which enables us to obtain attractive rents. At the same time, from an investment perspective, we seek to design stores that are inviting and easy to shop, while limiting startup and fixturing costs.

Highly Talented and Motivated Leadership Team. Our senior management team, led by David Makuen, our Chief Executive Officer, has extensive retail experience across a broad range of disciplines, including merchandising, real estate, finance, store operations, supply chain management and information technology. Our management team plans and drives our growth strategy, which is based on our constant focus on providing trend-driven merchandise anchored in value to the lower income, underserved African American and multicultural populations. We believe our management team is integral to our success and positions us well for long-term growth.

Business Strategy

We believe that Citi Trends is in a unique position to serve our loyal customer base, with a long runway for store growth and a motivated leadership team supported by a healthy balance sheet. We have identified the following four priorities that we believe will support long-term sales and earnings growth:

Driving Comparable Store Productivity. We believe that our unique ability to curate assortments for our target customers differentiates our model while driving customer loyalty and repeat visits. Sharpening our focus on trend development and actively refining our assortment strategies will enable us to continue to exceed our customers’ expectations while broadening the appeal of the brand. We believe that our store associates, many coming from the neighborhoods we serve, are another key component of the in-store experience. They create an exciting and welcoming shopping experience for our customers and serve as a valuable source of insights on our core customers’ needs and preferences. Finally, we believe that an integral part of our sales growth is the continued roll-out of our CTx format, an exciting refresh to our store format and experience. We are continuing to remodel existing stores in this new CTx format, and all new stores will open in the CTx format.

While we believe that maximizing the productivity of our existing fleet provides significant opportunity for sales and earnings growth, we continue to believe that Citi Trends can grow to approximately 1,000 locations over time. This goal, supported by a third-party study conducted in 2020, represents a potential 65% increase in the size of our current fleet, giving us the opportunity to increase our presence in both African American and multicultural geographies.

Managing Inventory and Maximizing Margin. We believe that our sourcing methodology further differentiates our model. Through a combination of products made exclusively for our core customers and highly recognized brands grounded in everyday value, we are known for delivering newness and freshness, resulting in a high-repeat shopping rate. Our open-to-buy process allows us to be flexible and respond to trends. We practice rigorous inventory management, prioritizing choice and breadth over depth, improving our speed to market and driving faster turns. We also leverage consumer insights and analytics to add incremental assortments to our offerings appealing to both African American and multicultural families. Continued expansion of non-apparel categories and investments in systems and automation will further optimize our product mix. Further, we employ disciplined pricing studies to underpin our value offering while expanding margin, and we offer balanced “good, better, best” pricing tiers in certain areas of our assortment.

Investing in Our Infrastructure. We believe that we have an opportunity to make strategic investments in our business that will improve our capabilities to “buy,” “move” and “sell” our assortments to effectively engage current and new customers.

●	“Buy” is everything associated with buying, planning and allocating the assortments that we offer to our customers. We are currently investing in systems and data to enhance our teams’ roles and operations.

●	“Move” comprises our supply chain and our methods for moving goods from the time an order is placed until it arrives at the selling floor. Investments in this area include upgrades to our distribution centers and system enhancements in order to increase speed and productivity.

●	“Sell” relates to operations at our retail stores, remodels of our existing stores and additions of new stores to our fleet. Our investments in this area consist primarily of expanding and enhancing the chain in our new CTx format. In addition, we are investing in our store associates through enhanced training programs to further their development while enhancing our customers’ in-store experience.

Making a Difference. Our team is committed to making a difference in the African American and multicultural communities that we serve. We are on a journey towards enhancing our company-wide sustainability, diversity and inclusion and ethics-based efforts. See “Community Involvement” under “Human Capital Management” below for more information on our initiatives to make a difference. We plan to continue to integrate social and environmental sustainability into business practices to support long-term growth.

We strongly believe that our business strategy centered around these four areas will accelerate our long-term sales and earnings growth.

Product and Value

Our merchandising strategy is to offer fresh and fashionable apparel, accessories and home trends for way less spend for value-conscious families. We seek to maintain a diverse assortment of in-season merchandise that appeals to the specific tastes and preferences of our core customers. Our assortment is comprised of privately-developed and nationally-recognized brands.

Our merchandise is represented by six distinct “Citis” within the store:

●	Ladies: a wide selection of apparel for juniors, missy and women (plus size), including fashion sportswear, outerwear, sleepwear, lingerie and scrubs.
●	Mens: a wide selection of apparel for men and big men, including fashion sportswear and outerwear.
●	Kids: fashion clothing for boys and girls up to size 20 and sizes for newborns, infants and toddlers, as well as kids uniforms and kids accessories.
●	Accessories & Beauty: fashionable handbags, luggage, hats, belts, sunglasses, jewelry and watches for men and women, as well as basic undergarments for the entire family and expansive beauty and fragrance offerings for women and men.
●	Home & Lifestyle: home goods for the bedroom, bathroom, kitchen and decorative accessories, plus an eclectic composition of wants and needs such as books, food, tech products, team sports products, toys, health and beauty products and seasonal items.
●	Footwear: casual and dress footwear in sizes for Mens, Ladies and Kids.

The following table provides the percentage of net sales for each Citi within the store:

	Fiscal Year
Citis	2022	2021	2020
Ladies	26%	26%	26%
Kids	23%	22%	23%
Accessories & Beauty	18%	18%	16%
Mens	17%	18%	18%
Home & Lifestyle	8%	9%	9%
Footwear	8%	7%	8%

Our goal is to deliver outstanding value every day. We do this by offering access to fashion and trends at affordable prices that are desirable for low- to moderate-income customers. As a normal course, we do not engage in promotional activity such as high-low pricing, coupons or sales other than our regularly scheduled markdowns. The flexibility of our model allows our pricing structure to fluctuate in response to marketplace changes while maintaining our merchandise margins. Both branded and non-branded offerings validate our fashion and value to our customers.

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

Our buying team sources goods in a couple of ways. First, we source a curated compilation of the latest trends and fashion from a constantly growing base of vendors that manufacture products exclusively for Citi Trends’ core customers. Our buyers collaborate with these vendors to design products that are of high aesthetic value and appealing to our customers. Second, we maintain strong relationships with nationally recognized brands that we partner with to buy and customize products that are geared in size, color and style towards our core customers. The majority of our merchandise is first-quality and purchased in season. High-quality excess inventory is purchased at advantageous pricing with the intent to sell later in the same season or the following season. This allows us to deliver exciting value on select highly desirable goods.

We allocate merchandise across our stores according to fact-based plans that are created by our planning and allocation teams. Our staff utilizes a centralized management system to monitor merchandise purchasing, planning and allocation in order to maximize inventory turnover, identify and respond to changing customer demands and determine the timing of markdowns to our merchandise. A store-level planning system assists our planning and allocation teams in their efforts to allocate merchandise to individual stores based on sales performance and planned inventory levels. We plan to implement significant technology upgrades to each of these systems in fiscal 2023 after a system disruption at the end of fiscal 2022 delayed our original plans. Our buyers also regularly review the age and performance of merchandise and manage both the reordering and markdown processes.

Store Operations

Our stores are located in the heart of the lower-income communities we serve. We hire a diverse staff of women and men from the local area surrounding our stores. As of January 28, 2023, more than 80% of our store associates are African American or multicultural, and more than 90% of our store management positions are filled by women. We cater to entire families and offer a one-stop shopping experience in the communities in which we operate. We welcome everyone with “Hi, welcome to Citi Trends,” and we develop a longstanding rapport with many of our customers, many of whom we know by name. Every Citi Trends store presents a specialty store environment with a wide array of offerings.

The average selling space of our 611 stores is approximately 11,000 square feet, which allows us the space and flexibility to organize our six “Citis” of business in exciting and appealing ways. The unobstructed floor plan allows the customer to see almost all of the different product areas from the store entrance and provides us the flexibility to easily expand and contract departments in response to customer demand, seasonality and merchandise availability. Nearly all of our inventory is displayed on the selling floor. Our mission is to curate highly appealing products at value prices for our core customers. We provide a place to shop that is fresh and fun for the entire family at prices that don’t break the bank. A critical component of our success is to maintain an environment that is neat, clean and organized, where everyone is welcome.

The typical store is staffed with a Customer Experience Manager (“CEM”), Citi Merchandise Manager (“CMM”) and Citi Operations Manager (“COM”), along with five to eight part-time Sales associates, all of whom rotate work days on a shift basis. Our associates are critical to achieving our goals, and we strive to hire associates from the local community with high energy levels and motivation. We have well-established store operating policies and procedures and an extensive 30-day in-store training program for new store CEMs, CMMs and COMs. Sales associates also participate in a 14-day customer service and store procedures training program, which is designed to enable them to assist customers in a friendly and helpful manner.

We offer a layaway program that allows customers to purchase merchandise by initially paying a 20% deposit and a $2 service charge, although at various times, we reduce the deposit requirement to 10% and waive the service charge in connection with promotional events. The customer then makes additional payments every two weeks and has 60 days to complete the purchase. If the purchase is not completed, the customer receives a Citi Trends gift card for amounts paid less a re-stocking and layaway service fee. In addition, we offer a buy-now-pay-later program through an external vendor that allows customers to split purchases into four installments over six weeks.

Our unique focus on underserved African American and multicultural families offers us the opportunity to pinpoint highly targeted and highly visible store locations. Cost-effective store locations are an important part of our store profitability model. Accordingly, we look for locations in outdoor community shopping centers that offer attractive rents and meet our demographic and economic criteria. We have a dedicated real estate management team responsible for new store site selection, and we employ rigorous analysis to approve final store selection decisions. In selecting a location, we target urban, suburban and rural markets, and our strategy includes both further densification of existing markets and entering new markets over time. In addition, we require convenient site accessibility, as well as strong co-tenants, such as grocery stores, dollar stores, beauty stores and other value stores. We aim to be an integral part of our customers’ community by providing a compelling shopping destination and career opportunities. After completing a study in 2020 with a third-party provider, we believe we can grow our fleet to approximately 1,000 stores over time.

Advertising and Marketing

Our marketing goals are to build the Citi Trends brand, promote customers’ association of the Citi Trends brand with value, quality, fashion and everyday low prices and drive traffic into our stores. We generally focus our advertising efforts on utilizing emails, social media and text messaging. We use our social media channels to highlight our brand and engage our customers with compelling digital content on a regular basis. Our website at www.cititrends.com showcases our latest in-store products and provides information about our business, including a store locator.

Distribution

The majority of merchandise sold in our stores is shipped directly from our company-operated distribution centers in Darlington, South Carolina and Roland, Oklahoma, utilizing third-party delivery partners. Our stores receive multiple shipments of merchandise each week from our distribution centers. In addition, we initiated a vendor direct-to-store shipping program in fiscal 2020 that continues to enable us to expedite the delivery of select merchandise to our stores by shipping directly from our vendors.

The Darlington distribution center has 550,000 square feet of space, and the Roland distribution center has 565,000 square feet of space. The distribution centers’ value-added services include, but are not limited to, receiving, price ticketing, packing and shipping specific store-allocated quantities. We continue to evaluate distribution, transportation and supply chain alternatives to accelerate the movement of merchandise from our vendor origin points to our stores as optimally as possible.

Information Technology and Systems

We have information systems in place to support our core business functions, using a combination of industry-standard third-party products and internally developed applications. These systems support purchase order management, price and markdown management, merchandise planning and allocation, general ledger, accounts payable, sales audit, loss prevention, store operations and supply chain functions.

We have developed and are executing on our strategic roadmap to upgrade our information systems. In fiscal 2021, we implemented a cloud-based business intelligence platform to provide robust analytical capabilities across our enterprise and extend visibility to granular levels of the business. In addition, we completed a project to replace our point-of-sale systems across the entire fleet of stores, which included new hardware, software and payment systems, to improve our store operational processes, increase transactional efficiencies and provide enhanced visibility to the business. We will continue to execute on our roadmap in fiscal 2023 with the planned implementation of an upgraded ERP system that was delayed due to the cyber disruption at the end of fiscal 2022, as well as an increased focus on modernizing our supply chain systems and further enhancing our merchandising, planning and allocation systems to advance our use of data and analytics.

Competition

The markets we serve are highly competitive. We compete with a broad range of retailers, including national chains, mass merchants, discount stores and specialty stores with both physical locations and online stores. We believe we have a competitive advantage in our offering of fashion and trends at everyday low prices, and our strategy of focusing on African American and multicultural customers puts us in a unique competitive position. We also believe we offer a more inviting store format than the traditional retailers, including our assortment and layout of merchandise, use of carpeted floors and colorful signage, and use of fixtures that are easy to shop. Our competitors generally focus less on trend-driven apparel and, within their apparel offering, lack the specialized focus on fashionable mix that appeals to our core customers. As a result, we believe there is significant demand for a specialty value retailer that addresses the market of low-income customers who seek extreme value for fashion apparel, accessories and home goods, particularly, African American and multicultural customers. See Item 1A. Risk Factors in this Report for additional information regarding competition in our markets.

Intellectual Property

Our trademarks and service marks have significant value and are important to our marketing efforts. Our marks registered with the U.S. Patent and Trademark Office include “Citi Trends,” “Citi Steps,” “Citi Trends Fashion for Less,” “CitiHome,” “CitiCARES,” “Lovestar,” “MCMXXXIII,” “Lil Ms Hollywood,” “Red Ape,” and “Vintage Harlem.” Our policy is to pursue registration of our marks and to vigorously protect them.

Seasonality

The nature of our business is seasonal. Historically, sales in the first and fourth quarters have been higher than sales achieved in the second and third quarters of the fiscal year. Expenses and, to a greater extent, operating income, vary by quarter. Results may fluctuate due to changes in our business, consumer spending patterns and the macroeconomic environment. Furthermore, the seasonal nature of our business may affect comparisons between periods.

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

Associates. As of January 28, 2023, we had approximately 2,700 full-time and approximately 2,100 part-time associates. Of these associates, approximately 4,000 are employed in our stores and the remainder are employed in our distribution centers, buying offices and corporate office. We are not a party to any collective bargaining agreements, and none of our associates are represented by a labor union.

Corporate Culture. In fiscal 2021, we launched a comprehensive new purpose and values culture platform. The foundation of “Citi Life” is that Life is best when you Live BOLD, Live PROUD and Respect ALL. This is supported by our five core values that define who we are as a Company:

●	One with My Citi. We connect with our neighborhoods to develop long-standing relationships with the people and places that need us.
●	Respect is Our Style. We treat everyone like we want to be treated while celebrating our diversity and inclusion.
●	Success is Your Trend. Our associates can plan a path, follow it and get the support needed to build a career.
●	Amaze Our Customers. Our customers come first, and it is our job to go above-and-beyond.
●	Make it Fun. Make it Fresh. Make it Friendly. We encourage a healthy, energetic atmosphere for our customers, friends and family.

We believe these core values represent the emotional connection that our customers and associates have with Citi Trends and are integral to the successful achievement of our long-term growth plans.

Diversity and Inclusion. We believe that a diverse and inclusive team is critical to our success. We strive to foster an intentionally inclusive, diverse and productive working environment where our associates are valued and respected. We continue to focus on attracting, developing and retaining team members that reflect the diverse communities we serve. As of January 28, 2023, more than 80% of our team members are African American or multicultural and 84% are female. In addition, three of our nine board members are African American females.

Citi Trends embraces diversity and is committed to continued improvements throughout the Company. The Corporate Social Responsibility (“CSR”) Committee of the board monitors the Company’s progress towards its diversity and inclusion objectives and metrics and compliance with the Company’s responsibilities as an equal opportunity employer. The CSR Committee works closely with the Compensation Committee and the Nominating and Corporate Governance Committee of the board to develop processes to achieve the Company’s diversity objectives and metrics.

Health, Safety and Wellness. The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health, safety and wellness of our associates. In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our associates as well as the communities in which we operate. We continue to follow guidance released by state and federal health officials to create a safe environment for our associates to work and our customers to shop. As of the end of fiscal 2022, many of the associates at the Company’s corporate and buying offices continued to work remotely.

Compensation and Benefits. We provide competitive compensation and comprehensive benefits programs to help meet the needs of our associates. In addition to salaries, these programs (which vary by position) include annual bonuses, stock awards, a 401(k) match, healthcare and insurance benefits, paid time off and personal/family leave.

Training and Development. Our associates are critical to achieving our goals, and we strive to hire high-energy and motivated associates. We have well-established store operating policies and procedures and an extensive 30-day in-store training program for new store management members. Sales associates also participate in a 14-day customer service and store procedures training program, which is designed to enable them to assist customers in a friendly and helpful manner. Commensurate with our purpose and values, we continually seek ways to enhance our training and development programs to further ensure they provide associates with the resources they need to help achieve their career goals and build management and leadership skills.

Community Involvement. We believe that building connections among our associates, their families and our communities creates a more meaningful, fulfilling and enjoyable workplace. We formed the CITIcares (“cares” - Citi Trends Against Racism Employee Solutions) Council in August 2020 to create and oversee initiatives of change that will have a positive impact in the lives of our customers and associates. The CITIcares Council is a diverse group of our associates who are passionate about making a difference. They represent every division and level of the company that reflects gender, ethnic and geographic diversities. The purpose of the CITIcares Council is to collaborate with community leaders, organizations, individuals and established programs in local underserved communities on the core areas of education, healthcare, employment and exposure.

Citi Trends has been engaged in multiple community programs. In February 2021, we launched our Black History Makers program to honor Black entrepreneurs who are making an impact in their communities. The program is designed to increase awareness of Black-owned businesses, and we provided ten $5,000 grants to Black business owners. We conducted the program again in February 2022, and we launched our third annual campaign for this program in February 2023 to continue building on the momentum.

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

Risks Related to our Business and Operations

Our financial and operating performance may be materially and adversely affected by pandemics, epidemics or other public health emergencies such as the ongoing COVID-19 pandemic.

The ongoing COVID-19 pandemic has caused public health concerns as well as economic disruption, uncertainty, and volatility, all of which have impacted our business. The pandemic adversely affected workforces, customers, consumer sentiment, economies and financial markets, and impacted our financial results.

Future pandemics, epidemics or other public health emergencies could have a material adverse impact on our business, financial condition, and results of operations, which will depend on future developments that are highly uncertain and cannot be predicted. This includes the duration and scope of any such event; our ability to adjust our business strategies to mitigate the impact of any such health emergency; the temporary closure of any or all of our retail stores or distribution centers; the negative impact any such event has on global and regional economies and economic activity, including inflation; the duration and extent of economic stimulus; higher insurance costs, changes in consumer shopping patterns and the impact on traditionally strong sales periods; supply chain interruptions; higher freight and other distribution costs; increased payroll expenses; difficulties hiring and retaining labor; and actions taken by governments, businesses and individuals in response to any such public health emergency. There may also be consequences that we do not anticipate at this time or that develop in unexpected ways.

In addition to the risks specifically described above, the impact of any pandemic, epidemic or other public health emergency is likely to implicate and exacerbate other risks disclosed in this Item 1A, including consumer behavior and expectations, cybersecurity threats, technology systems disruption, supply chain disruptions, labor availability and cost, implementation of our strategic goals, litigation, and regulatory requirements.

Our success depends on our ability to anticipate, identify and respond rapidly to changes in consumers’ fashion tastes, and our failure to adequately evaluate fashion trends could have an adverse effect on our business, financial condition and results of operations.

The apparel industry in general and our core customer in particular are subject to rapidly evolving fashion trends and shifting consumer demands. Accordingly, our success is heavily dependent on our ability to anticipate, identify and capitalize on emerging fashion and home trends, including products, styles and materials that will appeal to our target consumers. A failure on our part to anticipate, identify or react appropriately and timely to changes in styles, trends, brand preferences and images is likely to lead to lower demand for our merchandise. This could cause, among other things, sales declines, excess inventories and higher markdowns, which could materially adversely affect our business and our brand image. Because our success depends significantly on our brand image among our core customer, damage to our brand image as a result of our failure to identify and respond to changing trends and tastes could have a material negative impact on our business. There can be no assurance that our new product offerings will have the same level of acceptance as our product offerings in the past or that we will be able to adequately and timely respond to the preferences of our customers. The failure of our product offerings to appeal to our customers could have a material adverse effect on our business, results of operations and financial condition.

If we are unsuccessful in competing with our retail apparel competitors, our market share could decline or our growth could be impaired and, as a result, our business, financial condition and results of operations could be negatively impacted.

The retail apparel and home fashion businesses are highly competitive with few barriers to entry. We compete against a diverse group of retailers, including national chains, mass merchants, smaller discount retail chains that sell only women’s products and general merchandise discount stores that offer a variety of products, including apparel, home fashions and other merchandise we sell for the value-conscious consumer. We also compete against local specialty retail stores, regional retail chains, traditional department stores, web-based retail stores and other direct retailers.

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

Our ability to attract consumers to our stores depends on several factors, including the success of the outdoor community shopping centers where our stores are primarily located.

We locate our stores primarily in outdoor community shopping centers where we believe our current and potential consumers shop. The success of an individual store can depend on favorable placement within a given community shopping center and from the volume of traffic generated by the other destination retailers and the anchor stores in the community shopping centers where our stores are located. We cannot control the development of alternative shopping destinations near our existing stores or the availability or cost of real estate within existing or new shopping destinations. Our business could suffer if our store locations fail to attract sufficient consumer traffic due to consumer preferences to shop on the internet or at large warehouse stores, increased competition in our shopping areas, the amount we spend on advertising, an economic slowdown or a decline in the popularity of outdoor community shopping centers, or if we are unable to locate replacement locations on terms acceptable to us. If a destination retailer or anchor store in our community shopping centers closes or leaves, or if there is significant deterioration of the surrounding areas in which our stores are located, it could result in reduced sales at our stores and leave us with excess inventory, which could have a material adverse effect on our financial results or business.

We do not sell our products through the internet. As the retail industry experiences an increase in online sales, our sales could be adversely affected.

The retail landscape has changed with consumers’ shopping habits shifting away from the traditional brick-and-mortar stores to online retailers. Internet sales have been obtaining an increasing percentage of retail sales over the past few years and this trend is expected to continue. The continued growth of online sales could have a negative impact on our sales, as our customers may decide to make purchases through online retailers.

Our sales, inventory levels and earnings fluctuate on a seasonal basis, which makes our business more susceptible to adverse events that occur during the first and fourth quarters.

Our sales and earnings are significantly higher during the first and fourth quarters each year due to the importance of the spring selling season, which includes Easter, and the fall selling season, which includes Christmas. Factors negatively affecting us during the first and fourth quarters, including adverse weather, pandemics such as COVID-19, unfavorable economic conditions, reduced governmental assistance, and tax refund patterns for our customers, will have a greater adverse effect on our financial condition than if our business was less seasonal.

Seasonal fluctuations also affect our inventory levels. In order to prepare for the spring and fall selling seasons, we must order and keep in stock significantly more merchandise than during other parts of the year. While we believe we have a flexible supply chain, we often enter into agreements to purchase merchandise well in advance of the applicable selling season and before trends are confirmed by sales. Therefore, we are vulnerable to changes in consumer preference and demand between the time we design and order our merchandise and the season in which this merchandise will be sold. If we are not able to accurately predict customers’ preferences for our fashion items, we may have too much inventory which may result in increased markdowns and lower margins. Conversely, if we are unable to accurately predict demand for our merchandise, we could also end up with inventory shortages, which may negatively impact customer relationships, diminish brand loyalty and result in lost sales. In either event, our sales may be lower and our cost of sales may be higher than historical levels, which could have a material adverse effect on our business, financial condition and results of operations.

We could experience a reduction in sales if we are unable to fulfill our current and future merchandising needs.

We depend on our suppliers for the continued availability and satisfactory quality of our merchandise. Our suppliers could discontinue selling to us at any time. Additionally, if the manufacturers or other owners of brands or trademarks terminate the license agreements under which some of our suppliers sell our products, we may be unable to obtain replacement merchandise of comparable fashion appeal or quality, in the same quantities or at the same prices. We purchase a portion of our products from suppliers that directly ship these products to our stores. These direct shipment relationships enable us to make available to our customers a wide selection of products without having to maintain large amounts of inventory. The termination or interruption of our relationships with any of these suppliers could materially adversely affect our business. In addition, a number of our suppliers are smaller, less capitalized companies and are more likely to be impacted by unfavorable general economic and market conditions than larger and better capitalized companies. These smaller suppliers may not have sufficient liquidity during economic downturns to properly fund their businesses, and their ability to supply their products to us could be negatively impacted. If we lose the services of one or more of our significant suppliers or one or more of them fail to meet our merchandising needs, we may be unable to timely or adequately replace the merchandise we currently source with merchandise provided elsewhere, which could negatively impact our sales and results of operations.

Failure to properly manage and allocate our inventory could have an adverse effect on our business, sales, margins, financial condition, and results of operations.

In order to better serve our customers and maximize sales, we must properly execute our inventory management strategies by appropriately allocating merchandise among our stores, timely and efficiently distributing inventory to such locations, maintaining an appropriate mix and level of inventory in such locations, appropriately changing the allocation of floor space of stores among product categories to respond to customer demand, and effectively managing pricing and markdowns, and there is no assurance we will be able to do so. In addition, as we continue to implement new inventory allocation initiatives, there could be disruptions in inventory flow and placement. Failure to effectively execute our opportunistic inventory buying and inventory management strategies could adversely affect our business, financial condition and results of operations. We also face certain risks from our use of third-party order fulfillment and direct shipping for products we do not hold in inventory such as freight cost increases, timely delivery and customer service and delays due to work stoppages.

We base our purchases of inventory, in part, on our sales forecasts. If our sales forecasts do not match customer demand, we may experience higher inventory levels and need to markdown excess or slow-moving inventory, leading to decreased profit margins, or we may have insufficient inventory to meet customer demand, leading to lost sales, either of which could adversely affect our financial performance. We also experience inventory shrinkage due to theft or damage. Higher rates of inventory shrinkage or increased security or other costs to combat inventory shrinkage could adversely affect our results of operations and financial condition, and our efforts to contain or reduce inventory shrinkage may not be successful.

We rely on numerous third parties in the supply chain to produce and deliver the products that we sell, and our business may be negatively impacted by their failure to comply with applicable law.

Merchandise we sell in our stores is subject to quality and safety regulatory standards set by various governmental authorities. Regulations in this area may change from time to time. We rely on numerous third parties to supply quality merchandise that complies with product safety laws and other applicable laws, but these third parties may not comply with all such applicable laws. Violations of law by our importers, suppliers, manufacturers or distributors could result in delays in shipments and receipt of goods or damage our reputation, thus causing our sales to decline. Although our arrangements with our vendors frequently provide for indemnification for product liabilities, the vendors may fail to honor those obligations to an extent we consider sufficient or at all. Issues with the quality and safety of merchandise we sell in our stores, regardless of our fault, or customer concerns about such issues, could result in damage to our reputation, lost sales, uninsured product liability claims or losses, merchandise recalls, increased costs, and regulatory, civil or criminal fines or penalties, any of which could have a material adverse effect on our financial results. Further, we could incur liability with manufacturers or other owners of brands or trademarked products if we inadvertently receive and sell counterfeit brands, infringing products or unlicensed goods, which could adversely impact our results of operations. We endeavor to establish relationships with reputable vendors to reduce this risk.

If we fail to protect our name and brand in the marketplace, there could be a negative effect on our business and limitations on our ability to penetrate new markets.

We believe that our “Citi Trends” trademark is integral to our store design and our success in building consumer loyalty to our brand. We have registered this trademark with the U.S. Patent and Trademark Office. We have also registered, or applied for registration of, additional trademarks with the U.S. Patent and Trademark Office that we believe are important to our business. We cannot assure that these registrations will prevent imitation of our name, merchandising concept, store design or private label merchandise or the infringement of our other intellectual property rights by others.

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

In addition, we cannot assure that others will not try to block the manufacture or sale of our private label merchandise by claiming that our merchandise violates their trademarks or other proprietary rights since other entities may have rights to trademarks that contain the word “Citi” or may have rights in similar or competing marks for apparel and/or accessories. Although we cannot currently estimate the likelihood of success of any such lawsuit or ultimate resolution of such a conflict, such a controversy could have an adverse effect on our business, financial condition and results of operations.

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

Our ability to meet our labor needs and control labor costs is subject to various external factors, including increased market pressures with respect to prevailing wage rates, unemployment levels and health and other insurance costs; the impact of legislation or regulations governing labor relations, immigration, minimum wage, and healthcare benefits; changing demographics; the continuing impacts of COVID-19 and other future pandemics; and our reputation within the labor market. Wage rates for many of our employees are slightly above the federal minimum wage. As federal and/or state minimum wage rates increase, we may need to increase not only our employees’ wage rates that are under the new minimum, but also the wages paid to our other hourly employees. These factors, together with growing competition among potential employers, may result in increased salaries, benefits, or other employee-related costs, or may impair our ability to recruit and retain employees, which could have an adverse impact on our business, financial condition and results of operations.

In addition, we rely heavily on the experience and expertise of our senior management team and other key management associates, and accordingly, the loss of their services could have a material adverse effect on our business strategy and results of operations.

Risks Related to General Economic and Market Conditions

Our sales could decline and our store operations could be disrupted as a result of general economic and other factors outside of our control, such as inflation, changes in consumer spending patterns and declines in employment levels.

Downturns, or the expectation of a downturn, in general economic conditions, including the effects of unemployment levels, salaries and wage rates, inflation in energy, food and other consumer good prices, interest rates, higher insurance costs, levels of consumer debt, changes in tax rates and policies (including delays in the distribution of tax refunds), government stimulus, consumer confidence, consumer perception of economic conditions, increased fuel costs or fuel shortages, increased shipping, transportation and distribution costs and other macroeconomic factors, could adversely affect consumer spending patterns, our sales and our results of operations. The low-income consumer, which is our core customer, is especially sensitive to these factors.

Consumer confidence may also be affected by domestic and international political or social unrest (including related protests or disturbances), acts of war or terrorism, natural disasters, pandemics like COVID-19, or other significant events outside of our control. These and other social, political and economic factors that contribute to consumer unease or damage to our stores, may lead to a decrease in spending by consumers or disrupt our store operations, which may negatively impact our business, financial condition and results of operations. Also, because apparel generally is a discretionary purchase, declines in consumer spending patterns may have a more negative effect on apparel retailers than some other retailers. In addition, since many of our stores are located in the southeastern United States, our operations are more susceptible to regional factors than the operations of our more geographically diversified competitors. Therefore, any adverse economic conditions that have a disproportionate effect on the southeastern United States could have a greater negative effect on our sales and results of operations than on retailers with a more geographically diversified store base.

A significant disruption to our distribution process or retail locations could have an adverse effect on our business, financial condition and results of operations.

Our ability to distribute our merchandise to our store locations in a timely manner is essential to the efficient and profitable operation of our business. We have distribution centers located in Darlington, South Carolina and Roland, Oklahoma. The efficient flow of our merchandise requires that our distribution facilities be operated effectively and have adequate capacity to support our current level of operations and any anticipated increased levels that may follow from the growth of our business. Any natural disaster or other disruption to the operation of either of these facilities or our direct shipping capabilities due to fire, accidents, public health emergencies such as the COVID-19 pandemic, weather conditions, including natural disasters, or any other cause could damage a significant portion of our inventory, impair our ability to stock our stores adequately and may result in increased supply chain costs or lost sales.

In addition, the southeastern United States, where the Darlington distribution center and many of our stores are located, is vulnerable to significant damage or destruction from hurricanes and tropical storms. The midwestern United States, where the Roland distribution center and many stores are located, is vulnerable to significant damage or destruction from tornados and hail storms. Such weather events may become increasingly frequent or severe as a result of climate change. Although we maintain insurance on our stores and other facilities, the economic effects of a natural disaster that affects our distribution centers and/or a significant number of our stores could have an adverse effect on our business, financial condition and results of operations.

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

We also face a variety of other risks generally associated with relying on vendors that do business in foreign markets and import merchandise from abroad, such as:

●	political or labor instability, natural disasters, public health emergencies, including the COVID-19 pandemic, or the threat of terrorism, in particular in countries where our vendors source merchandise;
●	increases in merchandise costs due to raw material price inflation or changes in purchasing power caused by fluctuations in currency exchange rates;
●	enhanced security measures at United States and foreign ports, which could delay delivery of imports;
●	imposition of new or supplemental duties, trade restrictions, sanctions, tariffs, quotas, taxes, environmental regulations, emissions standards and other charges on imports;
●	compliance with new or changing import/export controls;
●	delayed receipt or non-delivery of goods due to the failure of foreign-source suppliers to comply with import regulations, organized labor strikes or congestion at United States ports;
●	concerns about human rights and working conditions in countries where our merchandise is manufactured and produced; and
●	local business practice and political issues, including issues relating to compliance with domestic or international labor and environmental standards.

Risks Related to our Strategy

We may not be able to sustain our growth plans or successfully implement our long-term strategic goals.

Our growth strategy includes successfully opening and operating new stores, optimizing product assortment and investing in infrastructure to expand our specialty value model within our current markets and into new geographic regions and customer demographics. Growth can add complexity to effective information sharing and requires significant attention from our management and other functions across our business in order to expand successfully and manage the implementation of this growth effectively. If any aspect of our expansion strategy does not achieve the success we expect, in whole or in part, we may fail to meet our financial performance expectations, slow our planned growth or close stores or operations. The success of opening new stores is dependent upon, among other things, the current retail environment, the identification of suitable markets and the availability of real estate that meets our criteria for traffic, square footage, co-tenancies, lease economics, demographics, and other factors, the negotiation of acceptable lease terms, construction costs, the increased hiring, training and retention of competent sales personnel, and the effective management of inventory to meet the needs of new and existing stores on a timely basis. Our ability to expand successfully into other geographic markets will also depend on acceptance of our retail store experience by customers in those markets, including our ability to design our stores in a manner that resonates locally and to offer the correct product assortment to appeal to consumers in such markets. Part of our growth strategy involves expanding our stores to the multicultural demographic and other multicultural groups, and we may not be able to successfully market to or predict demographic trends among these groups. There can be no assurance that any newly opened stores will be received as well as, or achieve net sales or profitability levels consistent with, our projected targets or be comparable to those of our existing stores in the time periods estimated by us, or at all. These risks may increase with further growth, and we may not be able to execute our growth strategies successfully, on a timely basis, or at all, which may adversely affect our business plans, sales and results.

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

We depend upon strong cash flows from our operations, as well as cash on our balance sheet, to supply capital to fund our operations, growth, stock repurchases and interest obligations.

Our business depends upon the cash on our balance sheet as well as our operations to continue to generate strong cash flow to supply capital to support our general operating activities, to fund our growth and our return of cash to stockholders through our stock repurchase programs, if any, and to pay our interest obligations. Our inability to continue to generate sufficient cash flows to support these activities could adversely affect our growth plans, capital expenditures, operating expenses and financial performance, including our earnings per share. Changes in the capital and credit markets, including market disruptions, limited liquidity, inflation and interest rate fluctuations may increase the cost of financing or restrict our access to these potential sources of liquidity. Our continued access to these liquidity sources on favorable terms depends on multiple factors, including our operating performance and maintaining strong credit ratings. We maintain a revolving credit facility with Bank of America through April 15, 2026 which provides for a $75 million credit commitment and a $25 million uncommitted “accordion” feature that under certain circumstances could allow us to increase the size of the facility to $100 million. As of January 28, 2023, we had no borrowings outstanding under this facility. Although we currently have available a credit facility to fund our current operating needs, if necessary, we cannot be certain that we will be able to replace our existing credit facility or refinance any future debt at a reasonable cost when necessary. For example, a systemic failure of the banking system in the United States or globally could potentially result in a situation in which we lose our ability to draw down funds from our revolving credit facility, lose access to our deposits and are unable to obtain financing from other sources. If our access to capital is restricted or our borrowing costs increase, our operations and financial condition could be adversely impacted. We maintain deposit balances with certain financial institutions that are above the federal insurance limit. A failure of these institutions could result in loss of these deposits.

We may be unable to negotiate future leases or renegotiate current leases on the same favorable terms as we had in the past.

Our strategic growth plan depends in part on our ability to renew current leases and enter into new leases for future stores. We currently lease all of our store locations and distribution centers and are subject to the risks associated with leasing real estate. If we decide to close stores or distribution centers, we may be required to continue to perform obligations under the applicable leases, including, among other things, paying rent and operating expenses for the balance of the lease term, or paying to exercise rights to terminate, and the performance of any of these obligations may be expensive. When the current lease terms for our stores or distribution centers expire, we may be unable to negotiate renewals which could lead to the closing or relocating stores or centers on less favorable terms or in a less favorable location.

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

We are subject to numerous federal, state and local laws and regulations that govern numerous aspects of our business. In recent years, a number of new laws and regulations have been adopted, there has been expanded enforcement of certain existing laws and regulations by federal, state and local agencies, and the interpretation of certain laws and regulations has become increasingly complex. These laws and regulations, and related interpretations and enforcement activity, may change as a result of a variety of factors, including political, economic or social events. Changes in, expanded enforcement of, or adoption of new federal, state or local laws and regulations governing areas such as minimum wage or living wage requirements, workplace-regulation and other labor or employment benefits laws, supply chain, taxes, including changes to corporate tax rates, privacy and information security, or environmental regulation such as carbon emission standards and environmental, social and governance (ESG) programs, transparency and reporting, could increase our costs of doing business or impact our sales, operations or profitability.

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

We depend on the accuracy, reliability and proper functioning of our management information systems, including the systems used to track our sales and facilitate inventory management. We also rely on our management information systems for point-of-sale, merchandise planning and allocation, replenishment and markdowns, as well as other key business functions. These functions enhance our ability to process and optimize sales while limiting markdowns and reducing inventory risk through properly marking down slow-selling styles, reordering existing styles and effectively distributing new inventory to our stores. We do not currently have redundant systems for all functions performed by our management information systems. Any interruption in these systems, such as the interruption we experienced in January 2023 (described below), could impair our ability to manage our inventory effectively, which could have an adverse effect on our business.

Our computer systems and the third-party systems we rely on are also subject to damage or interruption from a number of causes, including power outages; computer and telecommunications failures; computer viruses, malware, ransomware, phishing or distributed denial-of-service attacks; security breaches; cyber-attacks; catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes; acts of war or terrorism and design or usage errors by our employees or contractors. Compromises, interruptions or shutdowns of our systems, including those managed by third parties, whether intentional or inadvertent, could lead to delays in our business operations and, if significant or extreme, affect our results of operations.

For example, as previously disclosed in our Form 8-K filed with the SEC on February 23, 2023, we experienced a disruption of our back office and distribution center IT systems in January 2023 due to what is known as Hive ransomware. The incident did not result in a material disruption to our business or operations, material costs net of insurance coverage or other adverse material consequences; however, there can be no assurance of a similar result in the future.

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

Although we continue to develop, and further enhance, our systems and processes that are designed to protect personal information and prevent data loss and other security breaches and disruptions such as the one we experienced in the past, such measures cannot provide absolute security. Cyberattacks continue to evolve and there can be no assurance that a future attacker would be unable to gain access to the information we collect. These attacks can come in many forms, including computer hacking, acts of vandalism or theft, malware, ransomware, computer viruses or other malicious codes, phishing, employee error or malfeasance, catastrophes, unforeseen events or other cyber-attacks. Additionally, a failure of a third party service provider to monitor and secure their environment could lead to unauthorized access of our private or confidential information.

Any future cyberattack or a breach of our data could expose us to costly fines, private litigation and response measures, credit card brand assessments, government enforcement actions, disruption of business operations, negative publicity, erode customer confidence in the effectiveness of our data security measures, and decrease our current or potential customers’ willingness to shop in our stores which could adversely affect our business and financial conditions. Furthermore, there can be no assurance that any limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from any such liabilities or damages with respect to any particular claim. Additionally, a failure to adhere to the payment card industry’s data security standards could lead to significant penalties from payment card associations, termination of our ability to receive credit or debit card payments, any of which could have a material adverse effect on our business and financial condition. While we maintain cyber insurance coverage, it may not be adequate for liabilities or costs actually incurred, and we cannot be certain that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage of a future claim. In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and constantly changing requirements, compliance with those requirements could also result in additional costs.

Risks Relating to Ownership of our Common Stock

Our stock price is subject to volatility.

Our stock price has been volatile in the past and may be influenced in the future by a number of factors, including:

●	actual or anticipated fluctuations in our operating results;
●	changes in preferences of our customers;
●	changes in securities analysts’ recommendations or estimates of our financial performance or our failure to meet any such estimates;
●	changes in market valuations or operating performance of our competitors or companies similar to ours;
●	announcements by us, our competitors or other retailers, including strategic actions by us or our competitors, such as acquisitions, restructurings, significant contracts, joint marketing relationships, joint ventures or capital commitments;
●	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;
●	additions and departures of key personnel;
●	changes in accounting principles;
●	the passage of legislation or other regulatory developments affecting us;
●	the trading volume of our common stock in the public market and size of our public float;
●	changes in economic or financial market conditions, including without limitation, the systemic failure of the banking system in the United States or globally;
●	global economic, legal and regulatory factors unrelated to our performance;
●	our involvement in any litigation or investigations by government authorities, including litigation judgments, settlements or other litigation-related costs;
●	cyber events, such as the ransomware incident we experienced in January 2023;
●	natural disasters, public health emergencies, such as the COVID-19 pandemic, terrorist acts, acts of war or periods of civil unrest; and
●	the realization of some or all of the risks described in this section entitled “Risk Factors.”

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

Store Locations

As of January 28, 2023, we operated 611 stores located in 33 states. Our stores average approximately 11,000 square feet of selling space and are typically located in outdoor community shopping centers that are convenient to low and moderate income customers.

We have no franchising relationships, and all of the stores are company operated. All existing 611 stores, totaling 8.2 million total square feet and 6.7 million selling square feet, are leased under operating leases. The typical store lease is for five years with options to extend the lease term for three additional five-year periods. Nearly all store leases provide us the right to cancel following an initial three-year period in the event the store does not meet pre-determined sales levels. The table below sets forth the number of stores in each of the 33 states in which we operated as of January 28, 2023:

Alabama	35
Arkansas	15
California	7
Connecticut	5
Delaware	3
Florida	57
Georgia	63
Illinois	26
Indiana	18
Iowa	3
Kansas	2
Kentucky	6
Louisiana	33
Maryland	10
Massachusetts	5
Michigan	23
Minnesota	2
Mississippi	30
Missouri	8
Nebraska	1
Nevada	3
New Jersey	3
New York	12
North Carolina	49
Ohio	30
Oklahoma	6
Pennsylvania	10
Rhode Island	2
South Carolina	41
Tennessee	18
Texas	59
Virginia	20
Wisconsin	6

Corporate Offices and Distribution Center Facilities

We own a facility in Savannah, Georgia totaling approximately 70,000 square feet, which serves as our headquarters and, to a lesser extent, as a storage facility. In addition, we currently lease a flexible office space in New York City.

We also operate a distribution center in Darlington, South Carolina totaling approximately 550,000 square feet and another distribution center in Roland, Oklahoma totaling approximately 565,000 square feet. In April 2022, we completed a sale-leaseback of our Darlington distribution center resulting in a 20-year lease term with the option to extend for six additional periods of five years each. In September 2022, we completed a sale-leaseback of our Roland distribution center resulting in a 15-year lease term with the option to extend for six additional periods of five years each.

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

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The NASDAQ Stock Market under the symbol “CTRN.” On March 15, 2023, there were 8 holders of record and approximately 7,000 beneficial holders of our common stock.

Dividends

On April 28, 2020, the Company announced it would suspend quarterly cash dividends. Any determination to declare and pay cash dividends in the future will be made by the Company’s board of directors.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

During fiscal 2022, we repurchased approximately 331,000 shares of our common stock at an aggregate purchase price of $10.0 million. We did not repurchase any shares of our common stock during the fourth quarter of fiscal 2022. As of January 28, 2023, approximately $50.0 million remained available under our previously announced share repurchase programs.

Equity Compensation Plan Information.

See Item 12 of this Report.

Stock Performance Graph

Set forth below is a line graph comparing the last five years’ percentage change in the cumulative total stockholder return on shares of our common stock against the cumulative total returns of the Russell 2000 Index, the NASDAQ Retail Trade Index and the Dow Jones US Specialty Retailers Index. We have elected to replace the NASDAQ Retail Trade Index with the Dow Jones US Specialty Retailers Index because the former is no longer deemed to be a widely recognized index. This graph assumes that $100 was invested on January 31, 2018 in our common stock and in each of the market index and the industry indexes, and that all cash distributions were reinvested. Our common stock price performance shown on the graph is not indicative of future price performance.

Total Return Analysis	1/18	1/19	1/20	1/21	1/22	1/23

Citi Trends, Inc.	100.00	88.29	102.17	259.91	214.63	138.68
Russell 2000	100.00	96.48	105.36	137.15	135.50	130.92
NASDAQ Retail Trade	100.00	106.44	124.08	195.39	185.75	145.31
Dow Jones US Specialty Retailers	100.00	111.42	122.41	172.50	174.04	165.98

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

Discussions of our results of operations for the year ended January 29, 2022 compared to the year ended January 30, 2021 that have been omitted under this item can be found in "Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended January 29, 2022, which was filed with the United States Securities and Exchange Commission on April 14, 2022.

Executive Overview

We are a leading specialty value retailer of apparel, accessories and home trends for way less spend primarily for African American and multicultural families in the United States. Our high-quality and trend-right merchandise offerings at everyday low prices are designed to appeal to the fashion and trend preferences of value-conscious customers. As of January 28, 2023, we operated 611 stores in urban, suburban and rural markets in 33 states.

Fiscal 2022 Business Highlights

●	Elevated our in-store experience with the expansion of queue line and the introduction of Missy and Tween girl lines
●	Continued to expand our assortment reach with enhancements to our multicultural merchandise offering
●	Delivered $10.0 million of cost savings in the second half of the year to streamline the organization and align expenses with revised sales expectations
●	Opened 12 new stores, remodeled 35 stores and closed 10 stores; ended the year with 13% of the fleet upgraded to our CTx store format
●	Completed sale-leaseback transactions on our two distribution centers
●	Completed capacity upgrades in our distribution centers and made significant progress on our ERP upgrade

Fiscal 2022 Financial Highlights

●	Total sales of $795.0 million
●	Operating margin of 9.5%
●	Earnings of $7.17 per diluted share
●	Cash of $103.5 million at the end of the year, with no debt
●	Repurchased $10.0 million of shares

Our Strategy

We believe that Citi Trends is in a unique position to serve our loyal customer base, with a long runway for store growth and a motivated leadership team supported by a healthy balance sheet. As described in more detail in “Item 1 – Business,” we have identified four strategic areas of focus that we believe will accelerate our sales and earnings growth over the next few years:

Driving Comparable Store Productivity. We believe that we can drive sales productivity improvements by sharpening our focus on trend development and actively refining our assortment strategies, broadening the appeal of the brand and continuing to roll out the CTx store format. We continue to believe that we have the potential to grow to approximately 1,000 stores over time through both densification and new market entries.

Managing Inventory and Maximizing Margin. We believe that our sourcing methodology further differentiates our model through a combination of products made exclusively for our core customers and highly recognized brands grounded in everyday value. We are known for delivering newness and freshness, resulting in a high-repeat shopping rate, and our ample monthly liquidity will enable us to chase trends to excite our customer base. In addition, we leverage consumer insights and analytics to add incremental assortments, and we employ pricing studies to expand margin while ensuring a balanced “good, better, best” assortment.

Investing in Our Infrastructure. We believe that we have an opportunity to make strategic investments in our business that will improve our efficiencies and our capabilities to “buy,” “move” and “sell” our assortments to effectively engage current and new customers.

Making a Difference. Our team is dedicated to our neighborhoods and committed to positively impacting the African American and multicultural communities that we serve.

We strongly believe that our business strategy centered around these four areas will accelerate our long-term sales and earnings growth.

Uncertainties and Challenges

COVID-19

The COVID-19 pandemic caused significant volatility and disruptions in our business during fiscal 2020 and 2021. We remain focused on providing a safe store environment for our customers and associates while delivering an engaging shopping experience. Despite the recent improvement in trends, we cannot reasonably predict the extent to which our future business will be impacted by the pandemic.

General Economic Conditions

We expect that our operations in the short-term will continue to be influenced by general economic conditions, including the recent inflationary pressures, which are particularly impactful to the communities we serve. Given the macro-economic environment, we expect low-income families to remain under pressure through the majority of fiscal 2023. In addition, we monitor the impacts of unemployment levels, wage inflation, interest rates, inflation rates, housing costs, energy costs, consumer confidence, consumer perception of economic conditions and costs to source our merchandise.

Supply Chain Disruptions

While the supply chain disruptions that began in the second half of fiscal 2021 have largely mitigated as of the date of this report, these disruptions resulted in decreased capacity and increased costs. These pressures persisted through the majority of fiscal 2022. In response, we took various actions, including ordering merchandise earlier, leveraging our packaway merchandise stock and expanding the vendor direct-to-store shipping program that we initiated in fiscal 2020.

Seasonality and Weather Conditions

The nature of our business is seasonal. Historically, sales in the first and fourth quarters have been higher than sales achieved in the second and third quarters of the fiscal year. In addition, sales of clothing are directly impacted by the timing of the seasons to which the clothing relates. While we have greatly expanded our product offerings to become a one-stop shop, traffic to our stores is still influenced by weather conditions to some extent.

Cyber Disruption

In January 2023, we experienced a disruption of our back office and distribution center IT systems, which was due to what is known as Hive ransomware. In connection with this incident, third party consultants and forensic experts were engaged to assist with the restoration and remediation of the Company’s systems and, with the assistance of law enforcement, to investigate the incident. The Company can confirm that sensitive customer data is not retained on its systems. The impact of this disruption was not material to our fourth quarter fiscal 2022 financial results and, while our investigation and remediation efforts remain ongoing, it is not expected to be material to the Company’s full year fiscal 2023 financial results.

In fiscal 2022, cyber disruption related costs incurred totaled $0.1 million, primarily comprised of third-party consulting services and legal counsel. We do have cyber insurance, and we are working diligently with our insurance carriers on claims to recover costs incurred. We anticipate that our financial costs related to the cyber disruption will ultimately be covered by insurance, subject to a retention. We expect to incur ongoing costs related to the cyber disruption, including costs to enhance data security, and plan to take further steps to prevent unauthorized access to, or manipulation of, our systems and data. We are unable to estimate the ultimate direct and indirect financial impacts of this cyber disruption.

Basis of Presentation

Net sales consist of store sales and layaway fees, net of returns by customers. Cost of sales consists of the cost of products we sell and associated freight costs. Depreciation is not considered a component of cost of sales and is included as a separate line item in the consolidated statements of operations. Selling, general and administrative expenses are comprised of store costs, including payroll and occupancy costs, corporate and distribution center costs and advertising costs. We operate on a 52- or 53-week fiscal year, which ends on the Saturday closest to January 31. Each of our fiscal quarters consists of four 13-week periods, with an extra week added to the fourth quarter every five to six years. The years ended January 28, 2023, January 29, 2022 and January 30, 2021 are referred to herein as fiscal 2022, fiscal 2021 and fiscal 2020, respectively.

Results of Operations

The following discussion of our financial performance is based on the consolidated financial statements set forth in the financial pages of this Report. The nature of our business is seasonal. Results may fluctuate due to changes in our business, consumer spending patterns, and the macroeconomic environment, including those resulting from the COVID-19 pandemic. Furthermore, the seasonal nature of our business may affect comparisons between periods.

Net Sales and Additional Operating Data

The following table provides selected consolidated statement of operations data expressed both in dollars and as a percentage of net sales:

	Fiscal Year
	2022		2021		2020

	(dollars in thousands)
Statement of Operations Data
Net sales	$795,011	100.0%	$991,595	100.0%	$783,294	100.0%

Cost of sales (exclusive of depreciation)	(484,022)	(60.9)%	(584,063)	(58.9)%	(471,618)	(60.2)%
Selling, general and administrative expenses	(279,177)	(35.1)%	(307,622)	(31.0)%	(260,198)	(33.2)%
Depreciation	(20,595)	(2.6)%	(20,393)	(2.0)%	(19,259)	(2.4)%
Asset impairment	—	0.0%	—	0.0%	(286)	(0.0)%
Gain on sale-leasebacks	64,088	8.1%	—	0.0%	—	0.0%

Income from operations	75,305	9.5%	79,517	8.0%	31,933	4.1%
Interest income	1,034	0.1%	31	0.0%	238	0.0%
Interest expense	(306)	(0.0)%	(306)	(0.0)%	(776)	(0.1)%
Income before income taxes	76,033	9.6%	79,242	8.0%	31,395	4.0%
Income tax expense	(17,141)	(2.2)%	(17,002)	(1.7)%	(7,417)	(1.0)%

Net income	$58,892	7.4%	$62,240	6.3%	$23,978	3.1%

The following table provides information about store activity and the change in comparable store sales for each fiscal year:

	Fiscal Year
	2022	2021	2020

Total stores open, beginning of year	609	585	571
New stores	12	27	18
Closed stores	(10)	(3)	(4)
Total stores open, end of year	611	609	585

Comparable store sales (decrease) increase (1)	(22.1)%	25.1%	(2.1)%
(1)	Stores included in the comparable store sales calculation for any year are those stores that were opened prior to the beginning of the preceding fiscal year and were still open at the end of such year. Relocated stores and expanded stores are included in the comparable store sales results, while stores that are closed permanently or for an extended period are excluded from the comparable store sales results.

Key Operating Statistics

We measure performance using key operating statistics. One of the main performance measures we use is comparable store sales growth. We define a comparable store as a store that has been open for an entire fiscal year. Therefore, a store will not be considered a comparable store until its 13th month of operation at the earliest or until its 24th month at the latest. As an example, stores opened in fiscal 2021 and fiscal 2022 were not considered comparable stores in fiscal 2022. Relocated and expanded stores are included in the comparable store sales results. Stores that are closed permanently or for an extended period are excluded from the comparable store sales results. We also use other operating statistics, most notably average sales per store, to measure our performance. As we typically occupy existing space in established outdoor community shopping centers rather than sites built specifically for our stores, store square footage (and therefore sales per square foot) varies by store. We focus on overall store sales volume as the critical driver of profitability.

Fiscal 2022 Compared to Fiscal 2021

Net Sales. Net sales decreased $196.6 million, or 19.8%, to $795.0 million in fiscal 2022 from $991.6 million in fiscal 2021. The decrease in sales was due to a 22.1% decrease in comparable store sales, partially offset by a $16.9 million increase from net store opening and closing activity. The decrease in comparable store sales was due to unprecedented demand last year driven by government stimulus payments, combined with inflationary pressures in fiscal 2022 that were particularly impactful to our core customers.

Cost of Sales (exclusive of depreciation). Cost of sales decreased $100.1 million, or 17.1%, to $484.0 million in fiscal 2022 from $584.1 million in fiscal 2021. As a percentage of net sales, cost of sales deleveraged 200 basis points to 60.9% in fiscal 2022 from 58.9% in fiscal 2021 due to a decrease of 145 basis points in the core merchandise margin (initial mark-up, net of markdowns) primarily driven by unusually low markdowns last year during outsized stimulus-driven demand, along with an increase of 35 basis points in shrinkage and an increase of 20 basis points in freight costs in the current year.

Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses decreased $28.4 million, or 9.2%, to $279.2 million in fiscal 2022 from $307.6 million in fiscal 2021. The decrease was due to (1) a $21.4 million decrease in incentive-based compensation as a result of unfavorable operating results in relation to budget in fiscal 2022 (compared to overperformance last year) and an adjustment to compensation costs for certain performance-based awards that are no longer probable to vest, as well as higher costs last year related to the recognition of incremental compensation costs for the conversion of nonvested cash-settled units to nonvested shares; (2) a decrease of $6.3 million in payroll expenses related to reduced headcount (3) $2.9 million of one-time items consisting of an insurance gain, adjustments to accrued vacation expense and the capitalization of payroll related to a technology upgrade; and (4) decreases in fees for credit card processing, professional services and insurance. These decreases were partially offset by a $4.8 million increase in rent related to the sale-leasebacks of our distribution centers, higher utility costs and the general impact to expenses from higher inflation. As a percentage of sales, SG&A expenses deleveraged 410 basis points to 35.1% in fiscal 2022 from 31.0% in fiscal 2021, primarily due to the deleveraging effect of lower sales.

Depreciation. Depreciation expense increased $0.2 million to $20.6 million in fiscal 2022 from $20.4 million in fiscal 2021.

Gain on Sale-leasebacks. In fiscal 2022, we completed sale-leaseback transactions for our distribution centers in Darlington, South Carolina and Roland, Oklahoma that resulted in a combined gain of $64.1 million.

Income Tax Expense. Income tax expense increased $0.1 million to $17.1 million in fiscal 2022 from $17.0 million in fiscal 2021, due to a slightly higher effective tax rate after the prior year had a favorable tax impact from restricted stock vestings.

Net Income. Net income decreased $3.3 million to $58.9 million in fiscal 2022 compared to $62.2 million in fiscal 2021, due to the factors discussed above.

Liquidity and Capital Resources

Capital Allocation

Our capital allocation strategy is to maintain adequate liquidity to prioritize investments in opportunities to profitably grow our business and maintain current operations, then to return excess cash to shareholders through our repurchase programs. Our year-end cash and cash equivalents balance was $103.5 million compared to $49.8 million at the end of last year. Until required for other purposes, we maintain cash and cash equivalents in deposit or money market accounts.

Our principal sources of liquidity consist of (i) cash and cash equivalents on hand; (ii) short-term trade credit arising from customary payment terms and trade practices with our vendors; (iii) cash generated from operations on an ongoing basis; and (iv) a revolving credit facility with a $75 million credit commitment.

In addition, in April 2022, we completed a sale-leaseback transaction of our distribution center in Darlington, South Carolina, for pretax proceeds of $45.5 million. In September 2022, we completed a sale-leaseback transaction of our distribution center in Roland, Oklahoma, for pretax proceeds of $35.6 million.

Inventory

Our year-end inventory balance was $105.8 million, compared with $123.8 million at the end of fiscal 2021. The decrease was the result of disciplined inventory management and the deployment of packaway inventory that was opportunistically acquired at the end of fiscal 2021.

Capital Expenditures

Capital expenditures in fiscal 2022 were $22.3 million, a decrease of $7.4 million over the prior year, primarily due to opening fewer stores in fiscal 2022. We anticipate capital expenditures in fiscal 2023 of $20 million to $25 million, primarily for opening approximately 8 new stores and remodeling approximately 28 stores, combined with continued investments in our systems and distribution centers.

Share Repurchases

During fiscal 2022 and 2021, we returned $10.0 million and $115.3 million, respectively, to shareholders through share repurchases. See Part II, Item 5 of this Report and Note 6 to the Financial Statements for more information.

Revolving Credit Facility

We have a revolving credit facility that matures in April 2026 and provides a $75 million credit commitment and a $25 million uncommitted “accordion” feature. Additional details of the credit facility are in Note 4 to the Financial Statements. At the end of fiscal 2022, we had no borrowings under the credit facility and $0.6 million in letters of credit outstanding.

Cash Flows

Cash Flows From Operating Activities. Cash provided by operating activities was $5.8 million in fiscal 2022 compared with $74.3 million in fiscal 2021. For fiscal 2022, significant sources of cash included (1) $72.0 million from net income adjusted for non-cash expenses, insurance proceeds and gain on sale-leasebacks; (2) a $16.8 million decrease in inventory; and (3) a $3.4 million decrease in income tax receivable. Significant uses of cash included (1) a $54.8 million decrease in accrued expenses and other-long-term liabilities due primarily to payments of operating lease liabilities; (2) an $18.3 million decrease in accounts payable due primarily to the decrease in inventory; and (3) a $15.1 million decrease in accrued compensation due to payment in the first quarter of incentive compensation accrued in the preceding fiscal year.

For fiscal 2021, significant sources of cash included (1) $142.1 million from net income adjusted for non-cash expenses and insurance proceeds; and (2) a $12.8 million increase in accounts payable. Significant uses of cash included (1) a $53.2 million decrease in accrued expenses and other long-term liabilities due primarily to payments of operating lease liabilities; (2) a $20.4 million increase in inventory due primarily to depleted inventory levels at the end of the prior year; and (3) an $8.6 million change in income tax receivable/payable.

Cash Flows From Investing Activities. Cash provided by investing activities was $60.2 million in fiscal 2022 compared to cash used of $29.5 million in fiscal 2021. Cash provided in fiscal 2022 consisted of $81.1 million net proceeds from the sale of buildings in the sale-leaseback transactions, partially offset by $22.3 million for purchases of property and equipment. Cash used in fiscal 2021 was primarily for capital expenditures in new and remodeled stores, along with investments in system upgrades and distribution center enhancements.

Cash Flows From Financing Activities. Cash used in financing activities was $12.2 million in fiscal 2022 compared with $118.2 million in fiscal 2021. Cash used in each year was primarily for repurchases of our common stock.

Cash Requirements and Commitments

Our principal cash requirements consist of (1) inventory purchases; (2) capital expenditures to invest in our infrastructure; and (3) operational needs, including salaries, occupancy costs, taxes and other operating costs. We also use cash to repurchase stock under our stock repurchase programs. Historically, we have met these cash requirements using cash flow from operations and short-term trade credit. As of January 28, 2023, our contractual commitments for operating leases totaled $347.1 million (with $63.9 million due within 12 months) and our purchase obligations for open merchandise orders totaled $123.1 million due within 12 months. See Note 8 to the Financial Statements for more information regarding lease commitments.

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

Inventory

Inventory is stated at the lower of cost (first-in, first-out basis) or net realizable value as determined by the retail inventory method for store inventory and the average cost method for distribution center inventory. Under the retail inventory method, the cost of inventory is determined by calculating a cost-to-retail ratio and applying it to the retail value of inventory. Inherent in the retail inventory calculation are certain management judgments and estimates, including, among others, merchandise markups, markdowns and shrinkage, which impact the ending inventory valuation at cost as well as resulting cost of sales. Merchandise markdowns are reflected in the inventory valuation when the price of an item is lowered in the stores. As a result, we believe the retail inventory method results in a more conservative inventory valuation than other accounting methods. We estimate and record an allowance for shrinkage for the period between the last physical count and the balance sheet date. The estimate of shrinkage can be affected by changes in actual shrinkage trends. Inventory shrinkage as a percentage of sales in fiscal 2022, fiscal 2021 and fiscal 2020 was 0.7%, 0.4% and 0.8%, respectively. The allowance for inventory shrinkage was $5.8 million as of January 28, 2023 and $4.4 million as of January 29, 2022. As a measure of sensitivity, a ten percent change in our estimated shrinkage rates as of January 28, 2023, would not have materially impacted our cost of goods sold in fiscal 2022. Many retailers have arrangements with vendors that provide for rebates and allowances under certain conditions, which ultimately affect the value of the inventory. We do not generally enter into such arrangements with our vendors. There were no material changes in the estimates or assumptions related to the valuation of inventory during fiscal 2022.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Citi Trends, Inc. and subsidiary (the "Company") as of January 28, 2023 and January 29, 2022, the related consolidated statements of operations, cash flows, and stockholders’ equity, for each of the two years in the period ended January 28, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 28, 2023 and January 29, 2022, and the results of its operations and its cash flows for each of the two years in the period ended January 28, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 28, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 13, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Inventory – Retail Inventory Method – Refer to Note 2 to the financial statements

Critical Audit Matter Description

Inventory is stated at the lower of cost or net realizable value as determined by the retail inventory method for store inventory. Under the retail inventory method, the cost of inventory is determined by calculating a cost-to-retail ratio and applying it to the retail value of inventory. Inherent in the retail inventory calculation are certain management judgments and estimates, including, among others, merchandise markdowns and shrinkage, which impact the ending inventory valuation at cost as well as resulting cost of sales. Merchandise markdowns are reflected in the inventory valuation when the price of an item is lowered in the stores. The Company estimates and records an allowance for shrinkage for the period between the last physical count and the balance sheet date. The estimate of shrinkage can be affected by changes in actual shrinkage trends. The balance of ending inventory was $105.8 million as of January 28, 2023.

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

April 13, 2023

We have served as the Company's auditor since 2021.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Citi Trends, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of operations, stockholders’ equity and cash flows of Citi Trends, Inc. and subsidiary (the Company) for the year ended January 30, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations of the Company and its cash flows for the year ended January 30, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Jacksonville, Florida

April 14, 2021

Citi Trends, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	January 28,	January 29,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$103,495	$49,788
Inventory	105,794	123,835
Prepaid and other current assets	12,977	14,997
Income tax receivable	615	3,987
Total current assets	222,881	192,607
Property and equipment, net of accumulated depreciation	60,106	75,282
Operating lease right of use assets	257,195	201,827
Deferred income taxes	2,893	2,992
Other assets	1,183	1,317
Total assets	$544,258	$474,025

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$80,670	$98,879
Operating lease liabilities	52,661	47,803
Accrued expenses	16,055	14,532
Accrued compensation	10,823	25,896
Layaway deposits	344	364
Total current liabilities	160,553	187,474
Noncurrent operating lease liabilities	214,939	168,304
Other long-term liabilities	2,322	2,104
Total liabilities	377,814	357,882

Stockholders’ equity:
Common stock, $0.01 par value. Authorized 32,000,000 shares; 16,158,494 shares issued as of January 28, 2023 and 16,090,365 shares issued as of January 29, 2022; 8,354,481 shares outstanding as of January 28, 2023 and 8,617,210 shares outstanding as of January 29, 2022	160	159
Paid in capital	102,445	101,037
Retained earnings	331,050	272,158
Treasury stock, at cost; 7,804,013 shares held as of January 28, 2023 and 7,473,155 shares held as of January 29, 2022	(267,211)	(257,211)
Total stockholders’ equity	166,444	116,143

Commitments and contingencies (Note 7)
Total liabilities and stockholders’ equity	$544,258	$474,025

See accompanying notes to consolidated financial statements.

Citi Trends, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Fiscal Year
	2022	2021	2020
Net sales	$795,011	$991,595	$783,294

Cost of sales (exclusive of depreciation shown separately below)	(484,022)	(584,063)	(471,618)
Selling, general and administrative expenses	(279,177)	(307,622)	(260,198)
Depreciation	(20,595)	(20,393)	(19,259)
Asset impairment	—	—	(286)
Gain on sale-leasebacks	64,088	—	—
Income from operations	75,305	79,517	31,933
Interest income	1,034	31	238
Interest expense	(306)	(306)	(776)
Income before income taxes	76,033	79,242	31,395
Income tax expense	(17,141)	(17,002)	(7,417)
Net income	$58,892	$62,240	$23,978

Basic net income per common share	$7.17	$6.98	$2.33
Diluted net income per common share	$7.17	$6.91	$2.32

Weighted average number of shares outstanding
Basic	8,216	8,912	10,283
Diluted	8,216	9,013	10,325

See accompanying notes to consolidated financial statements

Citi Trends, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year
	2022	2021	2020
Operating activities:
Net income	$58,892	$62,240	$23,978
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20,595	20,393	19,259
Non-cash operating lease costs	51,310	50,455	48,242
Asset impairment	—	—	286
Loss on disposal of property and equipment	10	201	39
Deferred income taxes	99	3,203	474
Insurance proceeds related to operating activities	1,575	804	1,042
Non-cash stock-based compensation expense	3,635	4,776	2,912
Gain on sale-leasebacks	(64,088)	—	—
Changes in assets and liabilities:
Inventory	16,826	(20,381)	33,564
Prepaid and other current assets	1,660	2,011	(7,718)
Other assets	134	(278)	(14)
Accounts payable	(18,329)	12,833	5,083
Accrued expenses and other long-term liabilities	(54,844)	(53,187)	(38,346)
Accrued compensation	(15,073)	(5)	16,302
Income tax payable/receivable	3,372	(8,610)	5,809
Layaway deposits	(20)	(136)	(54)
Net cash provided by operating activities	5,754	74,319	110,858

Investing activities:
Sales/redemptions of investment securities	—	35,272	43,759
Purchases of investment securities	—	(35,272)	(522)
Purchases of property and equipment	(22,287)	(29,707)	(16,956)
Insurance proceeds related to investing activities	1,370	192	416
Proceeds from sale-leasebacks	81,098	—	—
Net cash provided by (used in) investing activities	60,181	(29,515)	26,697

Financing activities:
Borrowings under revolving credit facility	—	—	43,700
Repayments of revolving credit facility	—	—	(43,700)
Payment of debt issuance costs	—	(270)	—
Cash used to settle withholding taxes on the vesting of nonvested restricted stock	(2,228)	(2,638)	(608)
Dividends paid to stockholders	—	—	(832)
Repurchase of common stock	(10,000)	(115,285)	(32,861)
Net cash used in financing activities	(12,228)	(118,193)	(34,301)
Net increase (decrease) in cash and cash equivalents	53,707	(73,389)	103,254

Cash and cash equivalents:
Beginning of year	49,788	123,177	19,923
End of year	$103,495	$49,788	$123,177

Supplemental disclosures of cash flow information:
Cash paid for interest	$158	$176	$731
Cash payments of income taxes	$13,842	$22,409	$1,134
Supplemental disclosures of non-cash investing activities:
Accrual for purchases of property and equipment	$1,522	$2,847	$1,392
Conversion of nonvested cash-settled units to nonvested shares under incentive plan	$—	$3,415	$—

See accompanying notes to consolidated financial statements.

Citi Trends, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock		Paid in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balances — February 1, 2020	15,907,666	$157	$93,180	$186,772	5,073,532	$(109,065)	$171,044
Vesting of nonvested shares	—	1	—	—	—	—	1
Issuance of nonvested shares	127,880	—	—	—	—	—	—
Forfeiture of nonvested shares	(15,218)	—	—	—	—	—	—
Stock-based compensation expense	—	—	2,912	—	—	—	2,912
Net share settlement of nonvested shares	(38,934)	—	(608)	—	—	—	(608)
Repurchase of common stock	—	—	—	—	1,030,961	(32,861)	(32,861)
Dividends paid to stockholders ($0.08 per common share)	—	—	—	(832)	—	—	(832)
Net income	—	—	—	23,978	—	—	23,978
Balances — January 30, 2021	15,981,394	$158	$95,484	$209,918	6,104,493	$(141,926)	$163,634
Vesting of nonvested units	—	1	—	—	—	—	1
Conversion of nonvested cash-settled units to nonvested shares	123,478	—	3,415	—	—	—	3,415
Issuance of nonvested shares	23,539	—	—	—	—	—	—
Forfeiture of nonvested shares	(9,166)	—	—	—	—	—	—
Stock-based compensation expense	—	—	4,776	—	—	—	4,776
Net share settlement of nonvested shares	(28,880)	—	(2,638)	—	—	—	(2,638)
Repurchase of common stock	—	—	—	—	1,368,662	(115,285)	(115,285)
Net income	—	—	—	62,240	—	—	62,240
Balances — January 29, 2022	16,090,365	$159	$101,037	$272,158	7,473,155	$(257,211)	$116,143
Vesting of nonvested units	—	2	—	—	—	—	2
Issuance of nonvested shares	140,441	—	—	—	—	—	—
Issuance of common stock under incentive plan, net of shares withheld for taxes	15,977	—	—	—	—	—	—
Forfeiture of nonvested shares	(42,782)	—	—	—	—	—	—
Stock-based compensation expense	—	—	3,635	—	—	—	3,635
Net share settlement of nonvested shares	(45,507)	(1)	(2,227)	—	—	—	(2,228)
Repurchase of common stock	—	—	—	—	330,858	(10,000)	(10,000)
Net income	—	—	—	58,892	—	—	58,892
Balances — January 28, 2023	16,158,494	$160	$102,445	$331,050	7,804,013	$(267,211)	$166,444

See accompanying notes to consolidated financial statements.

Citi Trends, Inc.

Notes to Consolidated Financial Statements

1. Organization and Business

Citi Trends, Inc. and its subsidiary (the “Company”) is a leading specialty value retailer of apparel, accessories and home trends for way less spend primarily for African American and multicultural families in the United States. As of January 28, 2023, the Company operated 611 stores in urban, suburban and rural markets in 33 states.

The COVID-19 pandemic and related government stimulus caused significant volatility and disruptions in our business during fiscal 2020 and 2021. Certain lingering economic effects of the pandemic, such as supply chain disruptions, continued to impact results in fiscal 2022. The Company cannot reasonably predict the extent to which our future business will be impacted by the pandemic.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany transactions and balances have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to January 31 of each year. The years ended January 28, 2023, January 29, 2022 and January 30, 2021 are referred to as fiscal 2022, fiscal 2021 and fiscal 2020, respectively, in the accompanying consolidated financial statements. Fiscal 2022, 2021 and 2020 are all comprised of 52 weeks.

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

Inventory

Inventory is stated at the lower of cost (first-in, first-out basis) or net realizable value as determined by the retail inventory method for store inventory and the average cost method for distribution center inventory. Under the retail inventory method, the cost of inventory is determined by calculating a cost-to-retail ratio and applying it to the retail value of inventory. Merchandise markdowns are reflected in the inventory valuation when the retail price of an item is lowered in the stores. Inventory is recorded net of an allowance for shrinkage based on the most recent physical inventory counts and other assumptions for shrinkage activity. The allowance for inventory shrinkage was $5.8 million as of January 28, 2023 and $4.4 million as of January 29, 2022.

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

Impairment of Long-Lived Assets

If facts and circumstances indicate that a long-lived asset may be impaired, the carrying value is reviewed. If this review indicates that the carrying value of the asset will not be recovered as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value. There was no impairment expense in fiscal 2022 or 2021 and non-cash impairment expense of $0.3 million in fiscal 2020 related primarily to leasehold improvements and fixtures and equipment at underperforming stores.

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

Sales Returns

The Company allows customers to return merchandise for up to thirty days after the date of sale. Expected refunds to customers are recorded based on estimated margin using historical return information. The refund liability for merchandise returns is recorded in accrued expenses on the consolidated balance sheet and totaled $0.3 million and $0.2 million as of January 28, 2023 and January 29, 2022. The corresponding asset for the recoverable cost of expected refunds is included in prepaid and other current assets and totaled $0.1 million as of both January 28, 2023 and January 29, 2022.

Disaggregation of Revenue

In the following table, the Company’s revenue is disaggregated by “Citi” or major product category. The following table provides the percentage of net sales for each Citi within the merchandise assortment:

	Fiscal Year
Citis	2022	2021	2020
Ladies	26%	26%	26%
Kids	23%	22%	23%
Accessories & Beauty	18%	18%	16%
Mens	17%	18%	18%
Home & Lifestyle	8%	9%	9%
Footwear	8%	7%	8%

Cost of Sales

Cost of sales includes the cost of inventory sold during the period and transportation costs, including inbound freight related to inventory sold and freight from the distribution centers to the stores, net of discounts and allowances. Distribution center costs, store occupancy expenses and advertising expenses are not considered components of cost of sales and are included as part of selling, general and administrative expenses. Depreciation is also not considered a component of cost of sales and is included as a separate line item in the consolidated statements of operations. Distribution center costs (exclusive of depreciation) for fiscal 2022, 2021 and 2020 were $26.3 million, $24.9 million and $20.3 million, respectively.

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

The following table provides a reconciliation of the number of average common shares outstanding used to calculate basic earnings per share to the number of common shares and common stock equivalents outstanding used in calculating diluted earnings per share:

	Fiscal Year
	2022	2021	2020
Weighted average number of common shares outstanding	8,216,448	8,911,810	10,282,718
Incremental shares from assumed vesting of nonvested restricted stock	—	101,122	42,521
Average number of common shares and common stock equivalents outstanding	8,216,448	9,012,932	10,325,239

The dilutive effect of stock-based compensation arrangements is accounted for using the treasury stock method. The Company includes as assumed proceeds the amount of compensation costs attributed to future services and not yet recognized. For fiscal 2022, 2021 and 2020, respectively, there were 218,000, 47,000 and 131,000 shares of nonvested restricted stock excluded from the calculation of diluted earnings per share because of antidilution.

Advertising

The Company expenses advertising as incurred. Advertising expense for fiscal 2022, 2021 and 2020 was $0.8 million, $1.2 million and $1.6 million, respectively.

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

3. Property and Equipment, net

Property and equipment, net, consists of the following (in thousands):

	January 28,	January 29,
	2023	2022
Land	$—	$479
Buildings	4,786	32,378
Leasehold improvements	128,522	117,604
Furniture, fixtures and equipment	137,464	156,215
Computer equipment	50,457	45,804
Construction in progress	1,402	6,247
	322,631	358,727
Accumulated depreciation	(262,525)	(283,445)
	$60,106	$75,282

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

As of January 28, 2023, the Company had no borrowings under the credit facility and $0.6 million of letters of credit outstanding.

5. Income Taxes

Income tax expense consists of the following (in thousands):

	Fiscal Year
	2022	2021	2020
Current:
Federal	$(12,616)	$(11,326)	$(5,538)
State	(4,426)	(2,473)	(1,405)
Total current	(17,042)	(13,799)	(6,943)
Deferred:
Federal	(1,031)	(2,629)	(588)
State	932	(574)	114
Total deferred	(99)	(3,203)	(474)
Total income tax expense	$(17,141)	$(17,002)	$(7,417)

Income tax expense computed using the federal statutory rate is reconciled to the reported income tax expense as follows (in thousands):

	Fiscal Year
	2022	2021	2020
Statutory rate applied to income before income taxes	$(15,967)	$(16,641)	$(6,593)
State income taxes, net of federal benefit	(2,738)	(2,936)	(1,777)
State tax credits	(268)	152	168
State tax credits - valuation allowance (net of federal benefit)	393	158	—
General business credits	1,871	1,433	878
Nondeductible compensation	(44)	(455)	—
Excess (deficit) tax benefits from stock-based compensation	(507)	1,226	(58)
Other	119	61	(35)
Income tax expense	$(17,141)	$(17,002)	$(7,417)

Deferred tax assets and deferred tax liabilities consist of the following (in thousands):

	January 28,	January 29,
	2023	2022
Deferred tax assets:
Inventory capitalization	$1,627	$1,910
Vacation liability	911	781
Operating lease liabilities	67,075	55,088
State tax credits	2,765	3,033
Stock compensation	1,178	2,233
Insurance liabilities	972	778
Research and development	811	—
Other	605	620
Subtotal deferred tax assets	75,944	64,443
Less: State tax credits valuation allowance - net	(1,163)	(1,556)
Total deferred tax assets	74,781	62,887

Deferred tax liabilities:
Right of use asset	(65,130)	(53,342)
Book and tax depreciation differences	(5,798)	(5,574)
Prepaid expenses	(960)	(979)
Total deferred tax liabilities	(71,888)	(59,895)
Net deferred tax asset	$2,893	$2,992

The Company files income tax returns in U.S. federal and state jurisdictions where it does business and is subject to examinations by the Internal Revenue Service (“IRS”) and other taxing authorities. With a few exceptions, the Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years prior to fiscal 2018. The Company reviews and assesses uncertain tax positions, if any, with recognition and measurement of tax benefit based on a “more-likely-than-not” standard with respect to the ultimate outcome, regardless of whether this assessment is favorable or unfavorable. As of January 28, 2023, there were no material benefits taken on the Company’s income tax returns that do not qualify for financial statement recognition. If a tax position does not meet the minimum statutory threshold to avoid payment of penalties and interest, a company is required to recognize an expense for the amount of the interest and penalty in the period in which the company claims or expects to claim the position on its tax return. For financial statement purposes, companies are allowed to elect whether to classify such charges as either income tax expense or another expense classification. Should such expense be incurred in the future, the Company will classify such interest as a component of interest expense and penalties as a component of income tax expense.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible and income tax credits may be utilized, management believes it is more likely than not that the Company will realize the benefits of these deductible differences with the exception of certain tax credits available in one state. Beginning in 2011, the Company concluded that its ability to utilize a portion of such state’s tax credits was no longer more likely than not. Such recognition resulted in the establishment of a valuation allowance which necessitated a charge to income tax expense and a reduction in deferred tax assets. Subsequent to 2011, the Company has continued to earn such state credits and has further adjusted the related valuation allowance. At January 28, 2023, the valuation allowance, net of federal tax benefit, totaled $1.2 million.

The effective income tax rate for fiscal 2022, 2021 and 2020 included the recognition of benefits arising from various federal and state tax credits. Under current IRS and state income tax regulations, these credits may be carried back for one year or carried forward for periods up to 20 years. The income tax benefit included $1.6 million, $1.6 million and $1.7 million related to such credits in each of fiscal 2022, 2021 and 2020, respectively.

6. Stockholders’ Equity

Repurchases of common stock

The Company periodically repurchases shares of its common stock under board-authorized repurchase programs. Such repurchases may be made in the open market, through block trades or through other negotiated transactions. Share repurchases are as follows (in thousands, except per share data):

	Fiscal Year
	2022	2021	2020
Total number of shares purchased	331	1,369	1,031
Average price paid per share (including commissions)	$30.22	$84.23	$31.87
Total investment	$10,000	$115,285	$32,861

At January 28, 2023, $50.0 million remained available under the Company’s previously announced stock repurchase authorization.

Stock-Based Compensation

The Company maintains the Citi Trends, Inc. Incentive Plan (the “Plan”) which permits the grant of stock-based incentive awards to employees, officers, directors and consultants. The Plan provides for the grant of incentive and nonqualified options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other forms of stock-based and cash-based compensation. At January 28, 2023, the Company had 610,968 shares reserved for future grants under the Plan. During fiscal 2022, 2021 and 2020, non-cash stock-based compensation expense recorded in selling and general and administrative expenses totaled $3.6 million, $4.8 million and $2.9 million, respectively. The income tax expense (benefit) resulting from the fair market value of restricted stock at vesting versus the cumulative compensation cost of such stock is recorded as a component of income tax expense and was $0.5 million, ($1.2) million and $0.1 million, respectively.

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

The following table summarizes activity related to nonvested restricted stock and PSUs during fiscal 2022:

	Time-Based Restricted Stock		Performance-Based Restricted Stock Units
		Weighted Average		Weighted Average
	Nonvested	Grant Date	Nonvested	Grant Date
	Shares	Fair Value	Units	Fair Value
Outstanding as of January 29, 2022	226,491	$61.91	114,805	$28.15
Granted	140,368	31.36	58,327	32.18
Vested	(131,048)	58.58	—	—
Forfeited	(40,302)	56.05	(100,542)	18.62
Outstanding as of January 28, 2023	195,509	$43.41	72,590	$44.60

At January 28, 2023, there was $5.7 million of unrecognized compensation expense related to restricted stock. Based on current probable performance, there was no unrecognized compensation expense related to PSUs.

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

In January 2023, the Company experienced a disruption of our back office and distribution center IT systems, which was due to what is known as Hive ransomware. In connection with this incident, third party consultants and forensic experts were engaged to assist with the restoration and remediation of the Company’s systems and, with the assistance of law enforcement, to investigate the incident. The Company can confirm that sensitive customer data is not retained on its systems. The impact of this disruption was not material to the Company’s fourth quarter fiscal 2022 financial results and, while the Company’s investigation and remediation efforts remain ongoing, it is not expected to be material to the Company’s full year fiscal 2023 financial results.

In fiscal 2022, cyber disruption related costs incurred totaled $0.1 million, primarily comprised of third-party consulting services and legal counsel. The Company has cyber insurance and is working diligently with its insurance carriers on claims to recover costs incurred. The Company anticipates that its financial costs related to the cyber disruption will ultimately be covered by insurance, subject to a retention. The Company expects to incur ongoing costs related to the cyber disruption, including costs to enhance data security, and plans to take further steps to prevent unauthorized access to, or manipulation of, its systems and data. The Company is unable to estimate the ultimate direct and indirect financial impacts of this cyber disruption.

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

In September 2022, the Company completed a sale-leaseback of its distribution center in Roland, Oklahoma for net proceeds of approximately $35.6 million. The total annual rent for this property starts at approximately $2.7 million with increases of 2% annually over the 15-year lease term. The net proceeds included $0.6 million of advance funding for a capital improvement project that will be amortized over the 15-year lease term. The lease contains the option to extend for six additional periods of five years each. The transaction met the requirements for sale-leaseback accounting, resulting in a gain of approximately $29.2 million on the condensed consolidated statements of operations. The related land and property were removed from property and equipment, and an operating lease right-of-use asset and lease liability of $25.8 million each were recorded in the condensed consolidated balance sheets.

Total lease cost is comprised of operating lease costs, short-term lease costs and variable lease costs, which include rent paid as a percentage of sales, common area maintenance, real estate taxes and insurance for the Company’s real estate leases. Lease costs consisted of the following (in thousands):

	Fiscal Year
	2022	2021	2020
Operating lease cost	$60,167	$52,737	$50,446
Variable lease cost	9,911	10,938	8,159
Short term lease cost	1,395	1,091	1,459
Total lease cost	$71,473	$64,766	$60,064

In response to the impact of the COVID-19 pandemic on the Company’s operations in fiscal 2020, the Company suspended certain lease payments under its existing lease agreements. During the suspension of payments, the Company continued to recognize expenses and liabilities for lease obligations and corresponding right-of-use assets on the balance sheet in accordance with the applicable accounting guidance. The Company negotiated contractual rent concessions on certain leases in the form of early renewals, rent deferrals and rent abatements. The Company elected to account for qualifying COVID-19 related rent concessions as if they were part of the enforceable rights and obligations under the existing lease agreements, as permitted by the updated guidance provided by the FASB in April 2020. As a result of this election, the Company recognized rent abatement credits of approximately $0.3 million and $0.7 million in fiscal 2022 and 2021, respectively. The balance of accrued lease liabilities related to these suspended payments was $0.2 million at January 28, 2023.

Future minimum lease payments as of January 28, 2023 are as follows (in thousands):

Fiscal Year	Lease Costs
2023	$63,866
2024	56,587
2025	46,147
2026	35,626
2027	25,574
Thereafter	119,343
Total future minimum lease payments	347,143
Less: imputed interest	(79,543)	(1)
Total present value of lease liabilities	$267,600	(2)

(1)	Calculated using the discount rate for each lease.
(2)	Includes short-term and long-term portions of operating leases.

Certain operating leases provide for fixed monthly rents, while others provide for contingent rents computed as a percentage of net sales and others provide for a combination of both fixed monthly rents and contingent rents computed as a percentage of net sales.

Supplemental cash flow and other information related to operating leases are as follows (in thousands, except for weighted average amounts):

	Fiscal Year
	2022	2021	2020
Cash paid for operating leases	$56,053	$56,932	$47,075
Right of use assets obtained in exchange for new operating lease liabilities	$101,241	$75,359	$60,144

Weighted average remaining lease term (years) - operating leases	7.83	5.32	5.12
Weighted average discount rate - operating leases	4.49%	2.86%	3.11%

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of January 29, 2022, based on the criteria described in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our management concluded that our internal control over financial reporting was effective based on those criteria as of January 28, 2023.

Our independent registered public accounting firm, Deloitte & Touche LLP, audited the effectiveness of our internal control over financial reporting as of January 28, 2023, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Citi Trends, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Citi Trends, Inc. and subsidiary (the “Company”) as of January 28, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 28, 2023, of the Company and our report dated April 13, 2023, expressed an unqualified opinion on those financial statements.

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

April 13, 2023

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item with respect to our executive officers and directors, compliance by our directors, executive officers and certain beneficial owners of our common stock with Section 16(a) of the Exchange Act, the committees of our board of directors, our audit committee financial expert and our code of ethics is incorporated herein by reference to information under the captions entitled “Board of Directors and Committees of the Board of Directors,” “Executive Officers,” and “Delinquent Section 16(a) Reports” in our definitive proxy statement for our 2023 Annual Meeting of Stockholders (or will be filed by amendment to this Report).

ITEM 11.EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to information under the captions entitled “Executive Compensation,” “Board of Directors and Committees of the Board of Directors” and “Compensation Committee Report” in our definitive proxy statement for our 2023 Annual Meeting of Stockholders (or will be filed by amendment to this Report).

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the information under the captions entitled “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation – Equity Compensation Plan Information” in our definitive proxy statement for our 2023 Annual Meeting of Stockholders (or will be filed by amendment to this Report).

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information under the captions entitled “Certain Relationships and Related Party Transactions” and “Board of Directors and Committees of the Board of Directors” in our definitive proxy statement for our 2023 Annual Meeting of Stockholders (or will be filed by amendment to this Report).

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information under the caption entitled “Ratification of Independent Registered Public Accounting Firm” in our definitive proxy statement for our 2023 Annual Meeting of Stockholders (or will be filed by amendment to this Report).

PART IV

ITEM 15.EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

The following information required under this item is filed as part of this report:

(a) Financial Statements. See Part II, Item 8.

(b) Financial Statement Schedules. Other schedules are omitted as they are not applicable or the information is included elsewhere in this Report.

(c) Exhibits:

Exhibit No.	Description
3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2018)

3.2	Certificate of Change of Registered Agent and/or Registered Office (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on October 31, 2022)

3.3	Fourth Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on October 31, 2022)

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

*10.7

Amendment to the Citi Trends, Inc. 2012 Incentive Plan, effective as of February 7, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 30, 2017)

*10.8

Form of Restricted Stock Award Agreement for Employees under the Citi Trends, Inc. 2021 Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed with the SEC on April 14, 2022)

*10.9

Form of Restricted Stock Award Agreement for Directors under the Citi Trends, Inc. 2021 Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on September 8, 2021)

*10.10

Form of Restricted Stock Unit Award Agreement for Employees under the Citi Trends, Inc. 2012 Incentive Plan (Performance Based Vesting – EBITDA Target) (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K filed with the SEC on April 17, 2019)

*10.11

Form of Restricted Stock Unit Award Agreement for Employees under the Citi Trends, Inc. 2012 Incentive Plan (Performance Based Vesting – EBIT Target) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on June 11, 2020)

Exhibit No.	Description

*10.12

Form of Restricted Stock Unit Award Agreement for Employees under the Citi Trends, Inc. 2012 Incentive Plan (Performance Based Vesting – EBIT Target) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on June 9, 2021)

*10.13

Form of Restricted Stock Award Agreement for Directors under the Citi Trends, Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 29, 2012)

*10.14

Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and Ivy D. Council dated March 26, 2018 (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A filed with the SEC on March 15, 2019)

*10.15

Severance Agreement between the Company and Ivy D. Council dated March 26, 2018 (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A filed with the SEC on March 15, 2019)

*10.16

Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and Lisa Powell dated August 16, 2019 (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed with the SEC on May 14, 2020)

*10.17

Severance Agreement between the Company and Lisa Powell dated August 16, 2019 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed with the SEC on May 14, 2020)

*10.18

Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and Charles Hynes dated October 25, 2019 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed with the SEC on May 14, 2020)

*10.19

Severance Agreement between the Company and Charles Hynes dated October 25, 2019 (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed with the SEC on May 14, 2020)

*10.20

Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and Jason Moschner dated January 13, 2020 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed with the SEC on April 14, 2021)

*10.21

Severance Agreement between the Company and Jason Moschner dated January 13, 2020 (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed with the SEC on April 14, 2021)

*10.22

Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and David N. Makuen dated February 17, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 21, 2020)

*10.23

Severance Agreement between the Company and David N. Makuen dated February 17, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 21, 2020)

*10.24

Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and Pamela J. Edwards dated October 26, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 28, 2020)

*10.25

Severance Agreement between the Company and Pamela J. Edwards dated October 26, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 28, 2020)

*10.26

Employment Non-Compete, Non-Solicit and Confidentiality Agreement, dated as of June 27, 2022, between Citi Trends, Inc. and Heather Plutino (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2022)

*10.27

Severance Agreement, dated as of June 27, 2022, between Citi Trends, Inc. and Heather Plutino (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2022)

Exhibit No.	Description

*10.28

Agreement for Purchase and Sale of Real Property, dated as of March 14, 2022, between Citi Trends, Inc. and an affiliate of Oak Street Real Estate Capital, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on June 9, 2022)

*10.29

Lease Agreement, dated April 19, 2022, between Citi Trends, Inc. and CTDASC001 LLC (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on September 8, 2022)

*10.30

Lease Agreement, dated September 6, 2022, between Citi Trends, Inc. and CTROOK2 LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on December 8, 2022)

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

CITI TRENDS, INC.

(Registrant)

Date: April 13, 2023	By	/s/ David N. Makuen
David N. Makuen
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David N. Makuen	Chief Executive Officer	April 13, 2023
David N. Makuen	(Principal Executive Officer) and Director

/s/ Heather Plutino	Chief Financial Officer	April 13, 2023
Heather Plutino	(Principal Financial Officer)

/s/ Jason Moschner	Vice President, Finance	April 13, 2023
Jason Moschner	(Principal Accounting Officer)

/s/ Peter R. Sachse	Executive Chairman of the Board of Directors	April 13, 2023
Peter R. Sachse

/s/ Brian P. Carney	Director	April 13, 2023
Brian P. Carney

/s/ Jonathan Duskin	Director	April 13, 2023
Jonathan Duskin

/s/ Christina Francis	Director	April 13, 2023
Christina Francis

/s/ Laurens M. Goff	Director	April 13, 2023
Laurens M. Goff

/s/ Margaret L. Jenkins	Director	April 13, 2023
Margaret L. Jenkins

/s/ Cara Sabin	Director	April 13, 2023
Cara Sabin

/s/ Kenneth D. Seipel	Director	April 13, 2023
Kenneth D. Seipel