Form 10-Q
period 2023-04-29
Citi Trends Inc
filed 2023-06-07
CIK 1318484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2023

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

As of May 20, 2023, the registrant had 8,312,902 outstanding shares of common stock, $0.01 par value per share.

CITI TRENDS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Citi Trends, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share data)

	April 29,	January 28,
	2023	2023
Assets
Current assets:
Cash and cash equivalents	$88,707	$103,495
Inventory	114,322	105,794
Prepaid and other current assets	13,851	12,977
Income tax receivable	2,203	615
Total current assets	219,083	222,881
Property and equipment, net of accumulated depreciation of $265,473 and $262,525 as of April 29, 2023 and January 28, 2023, respectively	57,383	60,106
Operating lease right of use assets	252,435	257,195
Deferred income taxes	4,395	2,893
Other assets	1,134	1,183
Total assets	$534,430	$544,258

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$90,029	$80,670
Operating lease liabilities	47,780	52,661
Accrued expenses	14,987	16,055
Accrued compensation	8,486	10,823
Layaway deposits	912	344
Total current liabilities	162,194	160,553
Noncurrent operating lease liabilities	209,594	214,939
Other long-term liabilities	2,680	2,322
Total liabilities	374,468	377,814

Stockholders’ equity:
Common stock, $0.01 par value. Authorized 32,000,000 shares; 16,116,915 shares issued as of April 29, 2023 and 16,158,494 shares issued as of January 28, 2023; 8,312,902 shares outstanding as of April 29, 2023 and 8,354,481 shares outstanding as of January 28, 2023	160	160
Paid in capital	102,598	102,445
Retained earnings	324,415	331,050
Treasury stock, at cost; 7,804,013 shares held as of April 29, 2023 and 7,804,013 shares held as of January 28, 2023	(267,211)	(267,211)
Total stockholders’ equity	159,962	166,444

Commitments and contingencies (Note 6)
Total liabilities and stockholders’ equity	$534,430	$544,258

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Thirteen Weeks Ended
	April 29,	April 30,
	2023	2022
Net sales	$179,688	$208,215

Cost of sales (exclusive of depreciation)	(113,659)	(127,011)
Selling, general and administrative expenses	(70,807)	(71,026)
Depreciation	(4,681)	(5,445)
Gain on sale-leaseback	—	34,920
(Loss) Income from operations	(9,459)	39,653
Interest income	1,023	—
Interest expense	(75)	(76)
(Loss) Income before income taxes	(8,511)	39,577
Income tax benefit (expense)	1,876	(9,374)
Net (loss) income	$(6,635)	$30,203

Basic net (loss) income per common share	$(0.81)	$3.59
Diluted net (loss) income per common share	$(0.81)	$3.59

Weighted average number of shares outstanding
Basic	8,182	8,407
Diluted	8,182	8,407

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Thirteen Weeks Ended
	April 29,	April 30,
	2023	2022
Operating activities:
Net (loss) income	$(6,635)	$30,203
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	4,681	5,445
Non-cash operating lease costs	12,955	12,468
Loss on disposal of property and equipment	23	—
Deferred income taxes	(1,501)	(1,324)
Insurance proceeds related to operating activities	—	794
Non-cash stock-based compensation expense	935	2,277
Gain on sale-leaseback	—	(34,920)
Changes in assets and liabilities:
Inventory	(8,528)	(6,493)
Prepaid and other current assets	(874)	(1,539)
Other assets	49	30
Accounts payable	9,179	(11,266)
Accrued expenses and other long-term liabilities	(19,982)	(11,113)
Accrued compensation	(2,337)	(14,721)
Income tax receivable/payable	(1,588)	10,700
Layaway deposits	568	580
Net cash used in operating activities	(13,055)	(18,879)
Investing activities:
Purchases of property and equipment	(950)	(8,012)
Insurance proceeds related to investing activities	—	691
Proceeds from sale-leasebacks	—	45,513
Net cash (used in) provided by investing activities	(950)	38,192
Financing activities:
Payments of debt issuance costs	—	—
Cash used to settle withholding taxes on the vesting of nonvested restricted stock	(783)	(2,127)
Repurchases of common stock	—	(5,317)
Net cash used in financing activities	(783)	(7,444)
Net (decrease) increase in cash and cash equivalents	(14,788)	11,869
Cash and cash equivalents:
Beginning of period	103,495	49,788
End of period	$88,707	$61,657

Supplemental disclosures of cash flow information:
Cash paid for interest	$39	$39
Cash payments (refunds)of income taxes	$1,213	$(2)
Supplemental disclosures of non-cash investing activities:
Accrual for purchases of property and equipment	$1,031	$1,647

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Paid in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balances — January 28, 2023	16,158,494	$160	$102,445	$331,050	7,804,013	$(267,211)	$166,444
Vesting of nonvested shares	—	1	—	—	—	—	1
Issuance of nonvested shares	1,500	—	—	—	—	—	—
Forfeiture of nonvested shares	(9,647)	—	—	—	—	—	—
Stock-based compensation expense	—	—	935	—	—	—	935
Net share settlement of nonvested shares	(33,432)	(1)	(782)	—	—	—	(783)
Net loss	—	—	—	(6,635)	—	—	(6,635)
Balances — April 29, 2023	16,116,915	$160	$102,598	$324,415	7,804,013	$(267,211)	$159,962

	Common Stock		Paid in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balances — January 29, 2022	16,090,365	$159	$101,037	$272,158	7,473,155	$(257,211)	$116,143
Vesting of nonvested restricted stock units	—	1	—	—	—	—	1
Issuance of nonvested shares	109,157						—
Issuance of common stock under incentive plan, net of shares withheld for taxes	15,977	—	—	—	—	—	—
Forfeiture of nonvested shares	(15,761)	—	—	—	—	—	—
Stock-based compensation expense	—	—	2,277	—	—	—	2,277
Net share settlement of nonvested shares	(40,345)	(1)	(2,127)	—	—	—	(2,128)
Repurchase of common stock	—	—	—	—	170,436	(5,317)	(5,317)
Net income	—	—	—	30,203	—	—	30,203
Balances — April 30, 2022	16,159,393	$159	$101,187	$302,361	7,643,591	$(262,528)	$141,179

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

April 29, 2023

1. Significant Accounting Policies

Basis of Presentation

Citi Trends, Inc. and its subsidiary (the “Company”) is a leading specialty value retailer of apparel, accessories and home trends for way less spend primarily for African American and multicultural families. As of April 29, 2023, the Company operated 608 stores in urban, suburban and rural markets in 33 states.

The condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim reporting and are unaudited. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The condensed consolidated balance sheet as of January 28, 2023 is derived from the audited financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2023 (the “2022 Form 10-K”). These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the 2022 Form 10-K. Operating results for the first quarter of 2023 are not necessarily indicative of the results that may be expected for the fiscal year as a result of the seasonality of the business and the current economic uncertainty.

Fiscal Year

The following contains references to fiscal years 2023 and 2022, which represent fiscal years ending or ended on February 3, 2024 and January 28, 2023, respectively. Fiscal 2023 has a 53-week accounting period, and fiscal 2022 had a 52-week accounting period.

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

The dilutive effect of stock-based compensation arrangements is accounted for using the treasury stock method. The Company includes as assumed proceeds the amount of compensation cost attributed to future services and not yet recognized. For the first quarter of 2023 and 2022, there were 102,000 and 222,000 shares of nonvested restricted stock, respectively, excluded from the calculation of diluted earnings per share because of antidilution.

The following table provides a reconciliation of the weighted average number of common shares outstanding used to calculate basic earnings per share to the number of common shares and common stock equivalents outstanding used in calculating diluted earnings per share:

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
Weighted average number of common shares outstanding	8,182,231	8,407,284
Incremental shares from assumed vesting of nonvested restricted stock	—	—
Weighted average number of common shares and common stock equivalents outstanding	8,182,231	8,407,284

4. Revolving Credit Facility

In October 2011, the Company entered into a five-year, $50 million credit facility with Bank of America. The facility was amended in August 2015 and May 2020 to extend the maturity dates. The facility was further amended in April 2021 to modify terms and extend the maturity date to April 15, 2026. In May 2023, the facility was amended to replace the London Interbank Offered Rate (“LIBOR”) with the Secured Overnight Financing Rate (“SOFR”). The amended facility provides a $75 million credit commitment and a $25 million uncommitted “accordion” feature that under certain circumstances could allow the Company to increase the size of the facility to $100 million. The facility is secured by the Company’s inventory, accounts receivable and related assets, but not its real estate, fixtures and equipment, and it contains one financial covenant, a fixed charge coverage ratio, which is applicable and tested only in certain circumstances. The facility has an unused commitment fee of 0.20% and permits the payment of cash dividends subject to certain limitations. Borrowings under the credit facility bear interest (a) for SOFR Loans, at a rate equal to the SOFR Rate plus a SOFR adjustment equal to 0.10% plus either 1.25%, 1.50% or 1.75%, or (b) for Base Rate Loans, at a rate equal to the highest of (i) the prime rate, (ii) the Federal Funds Rate plus 0.5% or (iii) the Eurodollar Rate plus 1.0%, plus, in each case either 0.25%, 0.50% or 0.75%, based in any such case on the average daily availability for borrowings under the facility.

As of April 29, 2023, the Company had no borrowings under the credit facility and $0.6 million of letters of credit outstanding.

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

The Company has historically used the annual effective tax rate method to calculate income taxes. For the first quarter of 2023, the Company used the discrete effective tax rate method to determine its tax expense based upon interim period results. The Company determined that since small changes in estimated ordinary income would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate for the first quarter of 2023.

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

7. Stock Repurchases

The Company periodically repurchases shares of its common stock under board-authorized repurchase programs. Such repurchases may be made in the open market, through block trades or through other negotiated transactions. Share repurchases were as follows (in thousands, except per share data):

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
Total number of shares purchased	—	170
Average price paid per share (including commissions)	$—	$31.20
Total investment	$—	$5,317

At April 29, 2023, $50.0 million remained available under the Company’s stock repurchase authorization.

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

In the following table, the Company’s revenue from contracts with customers is disaggregated by “CITI” or major merchandise category. The percentage of net sales for each CITI with the merchandise assortment was approximately:

	Thirteen Weeks Ended
	April 29,	April 30,
	2023	2022
Ladies	29%	28%
Kids	22%	21%
Accessories & Beauty	18%	18%
Mens	16%	16%
Home & Lifestyle	8%	9%
Footwear	7%	8%

9. Leases

The Company leases its retail store locations, distribution centers, and certain office space and equipment. Leases for store locations are typically for a term of five years with options to extend for one or more five-year periods. In April 2022, the Company completed a sale-leaseback of its distribution center in Darlington, South Carolina that resulted in a gain of $34.9 million and a 20-year lease term with the option to extend for six additional periods of five years each. In September 2022, the Company completed a sale-leaseback of its distribution center in Roland, Oklahoma that resulted in a gain of $29.2 million and a 15-year lease term with the option to extend for six additional periods of five years each.

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

Total lease cost is comprised of operating lease costs, short-term lease costs, and variable lease costs, which include rent paid as a percentage of sales, common area maintenance, real estate taxes and insurance for the Company’s real estate leases. Lease costs consisted of the following (in thousands):

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
Operating lease cost	$15,791	$13,861
Variable lease cost	2,860	2,333
Short term lease cost	393	346
Total lease cost	$19,044	$16,540

Future minimum lease payments as of April 29, 2023 are as follows (in thousands):

Fiscal Year	Lease Costs
Remainder of 2023	$43,436
2024	58,476
2025	48,020
2026	37,240
2027	27,162
Thereafter	120,839
Total future minimum lease payments	335,173
Less: imputed interest	(77,799)	(1)
Total present value of lease liabilities	$257,374	(2)

(1)	Calculated using the discount rate for each lease.
(2)	Includes short-term and long-term portions of operating lease liabilities.

Certain operating leases provide for fixed monthly rents, while others provide for contingent rents computed as a percentage of net sales and others provide for a combination of both fixed monthly rents and contingent rents computed as a percentage of net sales.

Supplemental cash flows and other information related to operating leases are as follows (in thousands, except for weighted average amounts):

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
Cash paid for operating leases	$20,820	$14,557
Right of use assets obtained in exchange for new operating lease liabilities	$8,195	$52,327

Weighted average remaining lease term (years) - operating leases	7.75	7.37
Weighted average discount rate - operating leases	4.60%	3.71%

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

The factors that may result in actual results differing from such forward-looking information include, but are not limited to: uncertainties relating to general economic conditions, including inflation, energy and fuel costs, unemployment levels, and any deterioration whether caused by acts of war, terrorism, political or social unrest (including any resulting store closures, damage or loss of inventory) or other factors; changes in market interest rates and market levels of wages; natural disasters such as hurricanes; uncertainty and economic impact of pandemics, epidemics or other public health emergencies such as the ongoing COVID-19 pandemic; transportation and distribution delays or interruptions; changes in freight rates; the Company’s ability to attract and retain workers; the Company’s ability to negotiate effectively the cost and purchase of merchandise; inventory risks due to shifts in market demand; the Company’s ability to gauge fashion trends and changing consumer preferences; changes in consumer confidence and consumer spending patterns; competition within the industry; competition in our markets; the duration and extent of any economic stimulus programs; changes in product mix; interruptions in suppliers’ businesses; the ongoing assessment and impact of the cyber disruption we identified on January 14, 2023, including legal, reputational, financial and contractual risks resulting from the disruption, and other risks related to cybersecurity, data privacy and intellectual property; the results of pending or threatened litigation; temporary changes in demand due to weather patterns; seasonality of the Company’s business; delays associated with building, opening, remodeling and operating new stores; delays associated with building, opening or expanding new or existing distribution centers; and other factors described in the section titled “Item 1A. Risk Factors” and elsewhere in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2023 and in Part II, “Item 1A. Risk Factors” and elsewhere in the Company’s Quarterly Reports on Form 10-Q and any amendments thereto and in the other documents the Company files with the SEC, including reports on Form 8-K.

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

Executive Overview

We are a leading specialty value retailer of apparel, accessories and home trends for way less spend primarily for African American and multicultural families. Our high-quality and trend-right merchandise offerings at everyday low prices are designed to appeal to the fashion and trend preferences of value-conscious customers. As of April 29, 2023, we operated 608 stores in urban, suburban and rural markets in 33 states.

Uncertainties and Challenges

General Economic Conditions

We expect that our operations in the short-term will continue to be influenced by general economic conditions, including the recent inflationary pressures, which are particularly impactful to the communities we serve. Given the macro-economic environment, we expect low-income families to remain under pressure through the majority of fiscal 2023. In addition, we continue to monitor the impacts on our business of unemployment levels, wage inflation, interest rates, inflation rates, housing costs, energy costs, consumer confidence, consumer perception of economic conditions and costs to source our merchandise.

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

Seasonality and Weather Patterns

The nature of our business is seasonal. Historically, sales in the first and fourth quarters have been higher than sales achieved in the second and third quarters of the fiscal year. In addition, sales of clothing are directly impacted by the timing of the seasons to which the clothing relates. While we have expanded our product offerings to become a one-stop-shop, traffic to our stores is still influenced by weather patterns to some extent.

Cyber Disruption

In January 2023, we experienced a disruption of our back office and distribution center IT systems, which was due to what is known as Hive ransomware. In connection with this incident, third party consultants and forensic experts were engaged to assist with the restoration and remediation of the Company’s systems and, with the assistance of law enforcement, to investigate the incident. We do not retain sensitive customer data on our systems. The impact of this disruption is not expected to be material to our full year fiscal 2023 financial results.

In the first quarter of fiscal 2023, cyber disruption related costs net of an expected insurance receivable totaled $1.6 million, comprised of incremental inventory processing costs, third-party consulting services and legal counsel. In fiscal 2022, cyber disruption related costs incurred totaled $0.1 million, primarily comprised of third-party consulting services and legal counsel. We do have cyber insurance, and we are working diligently with our insurance carriers on claims to recover costs incurred. We anticipate that our financial costs related to the cyber disruption will ultimately be covered by insurance, subject to a retention. We expect to incur ongoing costs related to the cyber disruption, including costs to enhance data security, and plan to take further steps to prevent unauthorized access to, or manipulation of, our systems and data. We are unable to estimate the ultimate direct and indirect financial impacts of this cyber disruption.

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

The following discussion contains references to fiscal years 2023 and 2022, which represent fiscal years ending or ended on February 3, 2024 and January 28, 2023, respectively. Fiscal 2023 has a 53-week accounting period and fiscal 2022 had a 52-week accounting period. This discussion and analysis should be read with the unaudited condensed consolidated financial statements and the notes thereto contained in Part 1, Item 1 of this report.

Results of Operations

The following discussion of the Company’s financial performance is based on the unaudited condensed consolidated financial statements set forth herein. Expenses and, to a greater extent, operating income, vary by quarter. Results of a period shorter than a full year may not be indicative of results expected for the entire year as a result of the seasonality of our business and the current economic uncertainty.

Key Operating Statistics

We measure performance using key operating statistics. One of the main performance measures we use is comparable store sales growth. We define a comparable store as a store that has been opened for an entire fiscal year. Therefore, a store will not be considered a comparable store until its 13th month of operation at the earliest or until its 24th month at the latest. As an example, stores opened in fiscal 2022 and fiscal 2023 are not considered comparable stores in fiscal 2023. Relocated and expanded stores are included in the comparable store sales results. Stores that are closed permanently or for an extended period are excluded from the comparable store sales results. We also use other operating statistics, most notably average sales per store, to measure our performance. As we typically occupy existing space in established shopping centers rather than sites built specifically for our stores, store square footage (and therefore sales per square foot) varies by store. We focus on overall store sales volume as the critical driver of profitability. In addition to sales, we measure cost of sales as a percentage of sales and store operating expenses, with a particular focus on labor, as a percentage of sales. These results translate into store level contribution, which we use to evaluate overall performance of each individual store. Finally, we monitor corporate expenses against budgeted amounts.

Thirteen Weeks Ended April 29, 2023 and April 30, 2022

Net Sales. Net sales decreased $28.5 million, or 13.7%, to $179.7 million in the first quarter of 2023 from $208.2 million in the first quarter of 2022. The decrease in sales was due to a 14.1% decrease in comparable store sales driven by continued inflationary pressures in the first quarter of 2023 that are particularly impactful to our core customers, combined with lower tax refunds this year compared to last year.

Cost of Sales (exclusive of depreciation). Cost of sales (exclusive of depreciation) decreased $13.3 million, or 10.5%, to $113.7 million in the first quarter of 2023 from $127.0 million in the first quarter of 2022. Cost of sales as a percentage of sales increased to 63.3% in the first quarter of 2023 from 61.0% in the first quarter of 2022. The change of 230 basis points was due to an increase of 150 basis points in freight costs (partially due to the cyber disruption) along with a decrease of 70 basis points in the core merchandise margin (initial mark-up, net of markdowns) driven by higher markdowns and an increase of 10 basis points in shrink expense.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $0.2 million, or 0.3%, to $70.8 million in the first quarter of 2023 from $71.0 million in the first quarter of 2022. The decrease was due to a $2.6 million decrease in payroll expenses and a $0.9 million decrease in professional fees, partially offset by a $2.5 million increase in rent expense and an incremental $1.0 million of costs related to the cyber disruption. As a percentage of sales, selling, general and administrative expenses increased to 39.4% in the first quarter of 2023 from 34.1% in the first quarter of 2022.

Depreciation. Depreciation expense decreased $0.7 million, or 14.0%, to $4.7 million in the first quarter of 2023 from $5.4 million in the first quarter of 2022.

Gain on Sale-leaseback. In the first quarter of 2022, we completed a sale-leaseback transaction for our distribution center in Darlington, South Carolina that resulted in a $34.9 million gain.

Income Tax Benefit/Expense. Income tax benefit was $1.9 million in the first quarter of 2023 compared to income tax expense of $9.4 million in the first quarter of 2022. The difference is attributable to a pretax loss in the first quarter of this year compared to pretax income in the first quarter of last year that included the gain on sale-leaseback. For the first quarter of 2023, we used the discrete effective tax rate method to determine income tax expense based upon interim period results.

Net Loss/Income. Net loss was $6.6 million in the first quarter of 2023 compared to net income of $30.2 million in the first quarter of 2022 due to the factors discussed above.

Liquidity and Capital Resources

Capital Allocation

Our capital allocation strategy is to maintain adequate liquidity to prioritize investments in opportunities to profitably grow our business and maintain current operations, then to return excess cash to shareholders through our repurchase programs. Our quarter-end cash and cash equivalents balance was $88.7 million compared to $61.7 million at the end of the first quarter of 2022. Until required for other purposes, we maintain cash and cash equivalents in deposit or money market accounts.

Our principal sources of liquidity consist of: (i) cash and cash equivalents on hand; (ii) short-term trade credit arising from customary payment terms and trade practices with our vendors; (iii) cash generated from operations on an ongoing basis; and (iv) a revolving credit facility with a $75 million credit commitment.

Inventory

Our quarter-end inventory balance was $114.3 million, compared with $129.7 million at the end of the first quarter of 2022. The decrease was primarily due to a planned reduction in our packaway inventory, partially offset by a strategic increase in our average in-store inventory.

Capital Expenditures

Capital expenditures in the first quarter of 2023 were $1.0 million, a decrease of $7.0 million from the first quarter of 2022 as we pared back our investments in new stores and remodels. We anticipate capital expenditures in fiscal 2023 in the range of $15 to $20 million, primarily for opening five new stores and remodeling ten to twenty stores, combined with ongoing investments in our systems.

Share Repurchases

We did not repurchase any shares of our common stock in the first quarter of 2023. During the first quarter of 2022, we returned $5.3 million to shareholders through share repurchases. See Part II of this Report and Note 7 to the Financial Statements for more information.

Revolving Credit Facility

We have a revolving credit facility that matures in April 2026 and provides a $75 million credit commitment and a $25 million uncommitted “accordion” feature. Additional details of the credit facility are in Note 4 to the Financial Statements. At the end of the first quarter of 2023, we had no borrowings under the credit facility and $0.6 million in letters of credit outstanding.

Cash Flows

Cash Flows From Operating Activities. Net cash used in operating activities was $13.1 million in the first quarter of 2023 compared to cash used of $18.9 million in the first quarter of 2022. Sources of cash in the first quarter of 2023 resulted from a net loss adjusted for non-cash expenses totaling $10.5 million (compared to net income adjusted for non-cash items of $14.9 million in the first quarter of 2022) and an increase of $9.2 million in accounts payable (compared to a decrease of $11.3 million in the first quarter of 2022).

Significant uses of cash during the first quarter of 2023 included (1) a $20.0 million decrease in accrued expenses and other long-term liabilities (compared to a decrease of $11.1 million in the first quarter of 2022) due primarily to payments of operating lease liabilities; and (2) an increase of $8.5 million in inventory (compared to an increase of $6.5 million in the first quarter of 2022).

Cash Flows From Investing Activities. Cash used by investing activities was $1.0 million in the first quarter of 2023 compared to cash provided of $38.2 million in the first quarter of 2022. Cash used in the first quarter of 2023 consisted of purchases of property and equipment. Cash provided in the first quarter of 2022 consisted of $45.5 million net proceeds from the sale-leaseback transaction, partially offset by $8.0 million of purchases of property and equipment.

Cash Flows From Financing Activities. Cash used in financing activities was $0.8 million in the first quarter of 2023 compared to $7.4 million in the first quarter of 2022. Cash used in the first quarter of this year consisted of $0.8 million to settle withholding taxes on the vesting of restricted stock (compared to $2.1 million in the first quarter of last year). Cash used in the first quarter of 2022 included $5.3 million for share repurchases.

Cash Requirements and Commitments

Our principal cash requirements consist of (1) inventory purchases; (2) capital expenditures to invest in our infrastructure; and (3) operational needs, including salaries, occupancy costs, taxes and other operating costs. We may also use cash to fund any share repurchases, make any required debt payments and satisfy other contractual obligations. Historically, we have met these cash requirements using cash flow from operations and short-term trade credit. As of April 29, 2023, our contractual commitments for operating leases totaled $257.4 million (with $43.4 million due within 12 months). See Note 9 to the Financial Statements for more information regarding lease commitments.

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

There have been no material changes to the Critical Accounting Policies outlined in our Annual Report on Form 10-K for the fiscal year ended January 28, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risk during the thirteen weeks ended April 29, 2023 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended January 28, 2023.

Item 4. Controls and Procedures.

We have carried out an evaluation under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 29, 2023 pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based on that evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information has been accumulated and communicated to our management, including the officers who certify our financial reports, as appropriate, to allow timely decisions regarding the required disclosures.

Our disclosure controls and procedures are designed to provide reasonable assurance that the controls and procedures will meet their objectives. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended April 29, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the Risk Factors described under the section “Item 1A. RISK FACTORS” in our Annual Report on Form 10-K for the fiscal year ended January 28, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Information on Share Repurchases

The Company did not repurchase any shares in the first quarter of 2023. At April 29, 2023, $50.0 million remained available under the Company’s stock repurchase authorization.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2018).

3.2	Fourth Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 31, 2022).

10.1	Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and Vivek Bhargava dated February 15, 2023.*

10.2	Severance Agreement between the Company and Vivek Bhargava dated February 15, 2023.*

31.1	Certification of Principal Executive Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.* †

101	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.*

104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.*

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and the undersigned also has signed this report in her capacity as the Registrant’s Principal Financial Officer.

CITI TRENDS, INC.

Date: June 7, 2023

	By:	/s/ Heather Plutino
	Name:	Heather Plutino
	Title:	Chief Financial Officer