Form 10-Q
period 2023-07-29
Citi Trends Inc
filed 2023-09-06
CIK 1318484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2023

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

As of August 23, 2023 the registrant had 8,564,057 outstanding shares of common stock, $0.01 par value per share.

CITI TRENDS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Citi Trends, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share data)

	July 29,	January 28,
	2023	2023
Assets
Current assets:
Cash and cash equivalents	$65,820	$103,495
Inventory	134,473	105,794
Prepaid and other current assets	16,741	12,977
Income tax receivable	3,054	615
Total current assets	220,088	222,881
Property and equipment, net of accumulated depreciation of $269,483 and $262,525 as of July 29, 2023 and January 28, 2023, respectively	59,084	60,106
Operating lease right of use assets	240,151	257,195
Deferred income taxes	6,101	2,893
Other assets	1,083	1,183
Total assets	$526,507	$544,258

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$93,680	$80,670
Operating lease liabilities	46,540	52,661
Accrued expenses	17,037	16,055
Accrued compensation	11,346	10,823
Layaway deposits	1,259	344
Total current liabilities	169,862	160,553
Noncurrent operating lease liabilities	198,525	214,939
Other long-term liabilities	2,167	2,322
Total liabilities	370,554	377,814

Stockholders’ equity:
Common stock, $0.01 par value. Authorized 32,000,000 shares; 16,368,070 shares issued as of July 29, 2023 and 16,158,494 shares issued as of January 28, 2023; 8,564,057 shares outstanding as of July 29, 2023 and 8,354,481 shares outstanding as of January 28, 2023	160	160
Paid in capital	103,621	102,445
Retained earnings	319,383	331,050
Treasury stock, at cost; 7,804,013 shares held as of July 29, 2023 and 7,804,013 shares held as of January 28, 2023	(267,211)	(267,211)
Total stockholders’ equity	155,953	166,444

Commitments and contingencies (Note 6)
Total liabilities and stockholders’ equity	$526,507	$544,258

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Thirteen Weeks Ended
	July 29,	July 30,
	2023	2022
Net sales	$173,554	$185,012

Cost of sales (exclusive of depreciation)	(107,226)	(114,589)
Selling, general and administrative expenses	(69,543)	(68,481)
Depreciation	(4,708)	(5,272)
Loss from operations	(7,923)	(3,330)
Interest income	887	2
Interest expense	(77)	(78)
Loss before income taxes	(7,113)	(3,406)
Income tax benefit	2,081	870
Net loss	$(5,032)	$(2,536)

Basic net loss per common share	$(0.61)	$(0.31)
Diluted net loss per common share	$(0.61)	$(0.31)

Weighted average number of shares outstanding
Basic	8,225	8,165
Diluted	8,225	8,165

Citi Trends, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Twenty-Six Weeks Ended
	July 29,	July 30,
	2023	2022
Net sales	$353,242	$393,227

Cost of sales (exclusive of depreciation)	(220,885)	(241,600)
Selling, general and administrative expenses	(140,350)	(139,507)
Depreciation	(9,389)	(10,717)
Gain on sale-leasebacks	—	34,920
(Loss) Income from operations	(17,382)	36,323
Interest income	1,910	2
Interest expense	(152)	(154)
(Loss) Income before income taxes	(15,624)	36,171
Income tax benefit (expense)	3,957	(8,504)
Net (loss) income	$(11,667)	$27,667

Basic net (loss) income per common share	$(1.42)	$3.34
Diluted net (loss) income per common share	$(1.42)	$3.34

Weighted average number of shares outstanding
Basic	8,203	8,284
Diluted	8,203	8,284

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Twenty-Six Weeks Ended
	July 29,	July 30,
	2023	2022
Operating activities:
Net (loss) income	$(11,667)	$27,667
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	9,389	10,717
Non-cash operating lease costs	25,662	25,302
Loss on disposal of property and equipment	23	10
Deferred income taxes	(3,208)	454
Insurance proceeds related to operating activities	—	1,575
Non-cash stock-based compensation expense	1,984	1,939
Gain on sale-leaseback	—	(34,920)
Changes in assets and liabilities:
Inventory	(28,679)	(19,480)
Prepaid and other current assets	(3,764)	(2,466)
Other assets	100	65
Accounts payable	12,437	(16,268)
Accrued expenses and other long-term liabilities	(31,237)	(24,086)
Accrued compensation	523	(12,891)
Income tax receivable/payable	(2,439)	3,361
Layaway deposits	915	841
Net cash used in operating activities	(29,961)	(38,180)
Investing activities:
Purchases of property and equipment	(6,905)	(18,438)
Insurance proceeds related to investing activities	—	1,370
Proceeds from sale-leasebacks	—	45,513
Net cash (used in) provided by investing activities	(6,905)	28,445
Financing activities:
Cash used to settle withholding taxes on the vesting of nonvested restricted stock	(809)	(2,139)
Repurchases of common stock	—	(10,000)
Net cash used in financing activities	(809)	(12,139)
Net (decrease) increase in cash and cash equivalents	(37,675)	(21,874)
Cash and cash equivalents:
Beginning of period	103,495	49,788
End of period	$65,820	$27,914

Supplemental disclosures of cash flow information:
Cash paid for interest	$79	$79
Cash payments of income taxes	$1,519	$4,689
Supplemental disclosures of non-cash investing activities:
Accrual for purchases of property and equipment	$1,485	$1,419

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Paid in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balances — January 28, 2023	16,158,494	$160	$102,445	$331,050	7,804,013	$(267,211)	$166,444
Vesting of nonvested shares	—	1	—	—	—	—	1
Issuance of nonvested shares	1,500	—	—	—	—	—	—
Forfeiture of nonvested shares	(9,647)	—	—	—	—	—	—
Stock-based compensation expense	—	—	935	—	—	—	935
Net share settlement of nonvested shares	(33,432)	(1)	(782)	—	—	—	(783)
Net loss	—	—	—	(6,635)	—	—	(6,635)
Balances — April 29, 2023	16,116,915	$160	$102,598	$324,415	7,804,013	$(267,211)	$159,962
Issuance of nonvested shares	259,136	—	—	—	—	—	—
Forfeiture of nonvested shares	(6,581)	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,049	—	—	—	1,049
Net share settlement of nonvested shares	(1,400)	—	(26)	—	—	—	(26)
Net loss	—	—	—	(5,032)	—	—	(5,032)
Balances — July 29, 2023	16,368,070	$160	$103,621	$319,383	7,804,013	$(267,211)	$155,953

	Common Stock		Paid in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balances — January 29, 2022	16,090,365	$159	$101,037	$272,158	7,473,155	$(257,211)	$116,143
Vesting of nonvested restricted stock units	—	1	—	—	—	—	1
Issuance of nonvested shares	109,157	—	—	—	—	—	—
Issuance of common stock under incentive plan, net of shares withheld for taxes	15,977	—	—	—	—	—	—
Forfeiture of nonvested shares	(15,761)	—	—	—	—	—	—
Stock-based compensation expense	—	—	2,277	—	—	—	2,277
Net share settlement of nonvested shares	(40,345)	(1)	(2,127)	—	—	—	(2,128)
Repurchase of common stock	—	—	—	—	170,436	(5,317)	(5,317)
Net income	—	—	—	30,203	—	—	30,203
Balances — April 30, 2022	16,159,393	$159	$101,187	$302,361	7,643,591	$(262,528)	$141,179
Issuance of nonvested shares under incentive plan	29,938	—	—	—	—	—	—
Forfeiture of nonvested shares	(5,379)	—	—		—	—	—
Stock-based compensation expense	—	—	(338)	—	—	—	(338)
Net share settlement of nonvested shares	(527)	—	(12)	—	—	—	(12)
Repurchase of common stock	—	—	—	—	160,422	(4,683)	(4,683)
Net loss	—	—	—	(2,536)	—	—	(2,536)
Balances — July 30, 2022	16,183,425	$159	$100,837	$299,825	7,804,013	$(267,211)	$133,610

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

July 29, 2023

1. Significant Accounting Policies

Basis of Presentation

Citi Trends, Inc. and its subsidiary (the “Company”) is a leading specialty value retailer of apparel, accessories and home trends for way less spend primarily for African American and multicultural families. As of July 29, 2023, the Company operated 611 stores in urban, suburban and rural markets in 33 states.

The condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim reporting and are unaudited. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The condensed consolidated balance sheet as of January 28, 2023 is derived from the audited financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2023 (the “2022 Form 10-K”). These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the 2022 Form 10-K. Operating results for the second quarter of 2023 are not necessarily indicative of the results that may be expected for the fiscal year as a result of the seasonality of the business and the current economic uncertainty.

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

The dilutive effect of stock-based compensation arrangements is accounted for using the treasury stock method. The Company includes as assumed proceeds the amount of compensation cost attributed to future services and not yet recognized. For the second quarter of 2023 and 2022, there were 328,000 and 236,000 shares of nonvested restricted stock, respectively, excluded from the calculation of diluted earnings per share because of antidilution. For the twenty-six weeks ended July 29, 2023 and July 30, 2022, there were 215,000 and 229,000 shares of nonvested restricted stock, respectively, excluded from the calculation of diluted earnings per share because of antidilution.

The following table provides a reconciliation of the weighted average number of common shares outstanding used to calculate basic earnings per share to the number of common shares and common stock equivalents outstanding used in calculating diluted earnings per share:

	Thirteen Weeks Ended
	July 29, 2023	July 30, 2022
Weighted average number of common shares outstanding	8,224,762	8,164,765
Incremental shares from assumed vesting of nonvested restricted stock	—	—
Weighted average number of common shares and common stock equivalents outstanding	8,224,762	8,164,765

	Twenty-Six Weeks Ended
	July 29, 2023	July 30, 2022
Weighted average number of common shares outstanding	8,203,497	8,283,522
Incremental shares from assumed vesting of nonvested restricted stock	—	—
Weighted average number of common shares and common stock equivalents outstanding	8,203,497	8,283,522

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

As of July 29, 2023, the Company had no borrowings under the credit facility and $0.6 million of letters of credit outstanding.

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

The Company has historically used the annual effective tax rate method to calculate income taxes. For the first half of 2023, the Company used the discrete effective tax rate method to determine its tax expense based upon interim results. The Company determined that since small changes in estimated ordinary income would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate for the first half of 2023.

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

In January 2023, the Company experienced a disruption of its back office and distribution center IT systems, which was due to what is known as Hive ransomware (the “January 2023 cyber disruption”). In connection with this incident, third party consultants and forensic experts were engaged to assist with the restoration and remediation of the Company’s systems and, with the assistance of law enforcement, to investigate the incident. The Company does not retain sensitive customer data on its systems.

In connection with the January 2023 cyber disruption, three putative class action lawsuits have been filed against the Company in the United States District Court for the Southern District of Georgia. These matters, Sienna Thomas v. Citi Trends, Inc.; Yeimy Sambrano v. Citi Trends, Inc.; and Sabrina Green-Fogg v. Citi Trends, Inc., were filed on June 27, 2023, July 7, 2023, and July 14, 2023, respectively. The plaintiffs allege harm in connection with the January 2023 cyber disruption and assert a variety of claims seeking unspecified monetary damages and other related relief. The Company is vigorously defending these lawsuits. In addition, the Attorneys General of Alabama, Connecticut, Indiana and Texas have sent inquiry letters to the Company regarding the January 2023 cyber disruption, which the Company is answering. At this early date, the Company is unable to estimate the range of potential losses that may be associated with these actions or whether it may be subject to other lawsuits, claims or inquiries.

While legal proceedings are subject to uncertainties and the outcome of any such matter is not predictable and it is possible that we could incur losses associated with these proceedings, the Company does not believe, based on the information available to it at the time of this filing, that any legal proceedings pending or threatened against it will have a material adverse effect on its financial condition, results of operations or liquidity.

7. Stock Repurchases

Repurchases of Common Stock

The Company periodically repurchases shares of its common stock under board-authorized repurchase programs. Such repurchases may be made in the open market, through block trades or through other negotiated transactions. Share repurchases were as follows (in thousands, except per share data):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Total number of shares purchased	—	160	—	331
Average price paid per share (including commissions)	$—	$29.17	$—	$30.22
Total investment	$—	$4,683	$—	$10,000

At July 29, 2023, $50.0 million remained available under the Company’s stock repurchase authorization.

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

In the following table, the Company’s revenue from contracts with customers is disaggregated by “CITI” or major merchandise category. The percentage of net sales for each CITI with the merchandise assortment was approximately:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29,	July 30,	July 29,	July 30,
	2023	2022	2023	2022
Ladies	27%	27%	28%	28%
Kids	21%	21%	22%	21%
Accessories & Beauty	18%	18%	18%	18%
Mens	17%	18%	16%	17%
Footwear	9%	8%	8%	8%
Home & Lifestyle	8%	8%	8%	8%

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

Total lease cost is comprised of operating lease costs, short-term lease costs and variable lease costs, which include rent paid as a percentage of sales, common area maintenance, real estate taxes and insurance for the Company’s real estate leases. Lease costs consisted of the following (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Operating lease cost	$15,617	$15,022	$31,408	$28,883
Variable lease cost	2,919	2,580	5,779	4,913
Short term lease cost	385	373	778	719
Total lease cost	$18,921	$17,975	$37,965	$34,515

Future minimum lease payments as of July 29, 2023 are as follows (in thousands):

Fiscal Year	Lease Costs
Remainder of 2023	$27,108
2024	58,778
2025	48,309
2026	37,454
2027	27,329
Thereafter	121,557
Total future minimum lease payments	320,535
Less: imputed interest	(75,470)	(1)
Total present value of lease liabilities	$245,065	(2)

(1)	Calculated using the discount rate for each lease.
(2)	Includes short-term and long-term portions of operating lease liabilities.

Supplemental cash flows and other information related to operating leases are as follows (in thousands, except for weighted average amounts):

	Twenty-Six Weeks Ended
	July 29, 2023	July 30, 2022
Cash paid for operating leases	$36,865	$29,012
Right of use assets obtained in exchange for new operating lease liabilities	$10,242	$58,745

Weighted average remaining lease term (years) - operating leases	7.73	7.26
Weighted average discount rate - operating leases	4.72%	3.84%

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

The factors that may result in actual results differing from such forward-looking information include, but are not limited to: uncertainties relating to general economic conditions, including inflation, energy and fuel costs, unemployment levels, and any deterioration whether caused by acts of war, terrorism, political or social unrest (including any resulting store closures, damage or loss of inventory) or other factors; changes in market interest rates and market levels of wages; natural disasters such as hurricanes; uncertainty and economic impact of pandemics, epidemics or other public health emergencies such as the ongoing COVID-19 pandemic; transportation and distribution delays or interruptions; changes in freight rates; the Company’s ability to attract and retain workers; the Company’s ability to negotiate effectively the cost and purchase of merchandise; inventory risks due to shifts in market demand; the Company’s ability to gauge fashion trends and changing consumer preferences; changes in consumer confidence and consumer spending patterns; competition within the industry; competition in our markets; the duration and extent of any economic stimulus programs; changes in product mix; interruptions in suppliers’ businesses; the ongoing assessment and impact of the January 2023 cyber disruption we identified on January 14, 2023, including legal, reputational, financial and contractual risks resulting from the January 2023 disruption, and other risks related to cybersecurity, data privacy and intellectual property; the results of pending or threatened litigation; temporary changes in demand due to weather patterns; seasonality of the Company’s business; delays associated with building, opening, remodeling and operating new stores; delays associated with building, opening or expanding new or existing distribution centers; and other factors described in the section titled “Item 1A. Risk Factors” and elsewhere in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2023, and in Part II, “Item 1A. Risk Factors” and elsewhere in the Company’s Quarterly Reports on Form 10-Q and any amendments thereto and in the other documents the Company files with the SEC, including reports on Form 8-K.

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

Executive Overview

We are a leading specialty value retailer of apparel, accessories and home trends for way less spend primarily for African American and multicultural families. Our high-quality and trend-right merchandise offerings at everyday low prices are designed to appeal to the fashion and trend preferences of value-conscious customers. As of July 29, 2023, we operated 611 stores in urban, suburban and rural markets in 33 states.

Uncertainties and Challenges

General Economic Conditions

We expect that our operations in the short-term will continue to be influenced by general economic conditions, including the recent inflationary pressures, which are particularly impactful to the communities we serve. Given the macro-economic environment, we expect low-income families to remain under pressure through the majority of fiscal 2023. In addition, we continue to monitor the impacts on our business of unemployment levels, wage inflation, interest rates, inflation rates, housing costs, energy costs, consumer confidence, consumer perception of economic conditions, costs to source our merchandise and supply chain disruptions.

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

Cyber Disruption

In January 2023, we experienced a disruption of our back office and distribution center IT systems, which was due to what is known as Hive ransomware (the “January 2023 cyber disruption”). In connection with this incident, we engaged third party consultants and forensic experts to assist with the restoration and remediation of the Company’s systems and, with the assistance of law enforcement, to investigate the incident. We do not retain sensitive customer data on our systems. The impact of the January 2023 cyber disruption is not expected to be material to our full year fiscal 2023 financial results.

In the first half of fiscal 2023, the January 2023 cyber disruption related costs, net of an expected insurance receivable, totaled $1.7 million, comprised of incremental inventory processing costs, third-party consulting services and legal counsel. In fiscal 2022, cyber disruption related costs incurred totaled $0.1 million, primarily comprised of third-party consulting services and legal counsel. We do have cyber insurance, and we are working diligently with our insurance carriers on claims to recover costs incurred. We anticipate that our financial costs related to the January 2023 cyber disruption will ultimately be covered by insurance, subject to a retention. We expect to incur ongoing costs related to the cyber disruption, including costs to enhance data security, and plan to take further steps to prevent unauthorized access to, or manipulation of, our systems and data. Several putative class action lawsuits have been filed against the Company and several inquiries have been made to the Company with respect to the January 2023 cyber disruption. See Note 6 to the Financial Statements for more information.

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

Thirteen Weeks Ended July 29, 2023 and July 30, 2022

Net Sales. Net sales decreased $11.4 million, or 6.2%, to $173.6 million in the second quarter of 2023 from $185.0 million in the second quarter of 2022. The decrease in sales was due to a 5.3% decrease in comparable store sales and a decrease of $1.8 million from net store opening and closing activity. The decrease in comparable store sales was the result of continued inflationary pressures in the second quarter of 2023 that are particularly impactful to our core customers.

Cost of Sales (exclusive of depreciation). Cost of sales (exclusive of depreciation) decreased $7.4 million, or 6.4%, to $107.2 million in the second quarter of 2023 from $114.6 million in the second quarter of 2022. Cost of sales as a percentage of sales decreased to 61.8% from 61.9%. The change of 10 basis points was due to an increase of 50 basis points in the core merchandise margin (initial mark-up, net of markdowns) due primarily to lower markdowns, partially offset by an increase of 30 basis points in freight costs due to the deleveraging effect of lower sales and an increase of 10 basis points in shrinkage.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.0 million, or 1.6%, to $69.5 million in the second quarter of 2023 from $68.5 million in the second quarter of 2022. The increase was driven by (1) $2.4 million of one-time items that reduced expenses in the second quarter of last year (primarily consisting of an insurance gain and an adjustment to accrued vacation); (2) higher rent expense this year related to the sale-leasebacks of our distribution centers; and (3) higher incentive compensation this year due to the reversal last year of certain performance-based awards that were determined to be improbable of vesting. These increases were partially offset by lower insurance expense due primarily to an actuarial adjustment for future losses, lower professional fees and lower payroll expenses. As a percentage of sales, Selling, general and administrative expenses increased to 40.1% in the second quarter of 2023 from 37.0% in the second quarter of 2022, due to the factors discussed above and the deleveraging effect of lower sales.

Depreciation. Depreciation expense decreased $0.6 million, or 10.7%, to $4.7 million in the second quarter of 2023 from $5.3 million in the second quarter of 2022.

Income Tax Benefit. Income tax benefit was $2.1 million in the second quarter of 2023 compared to benefit of $0.9 million in the second quarter of 2022 due primarily to a higher pretax loss in the current period. For the second quarter of 2023, we used the discrete effective tax rate method to determine income tax expense based upon interim period results.

Net Loss. Net loss was $5.0 million in the second quarter of 2023 compared to net loss of $2.5 million in the second quarter of 2022 due to the factors discussed above.

Twenty-Six Weeks Ended July 29, 2023 and July 30, 2022

Net Sales. Net sales decreased $40.0 million, or 10.2%, to $353.2 million in the first twenty-six weeks of 2023 from $393.2 million in the same period of 2022. The decrease in sales was due to a 10.0% decrease in comparable store sales and a $1.6 million decrease from net store opening and closing activity. The decrease in comparable store sales was the result of continued inflationary pressures in the first twenty-six weeks of 2023 that are particularly impactful to our core customers.

Cost of Sales (exclusive of depreciation). Cost of sales (exclusive of depreciation) decreased $20.7 million, or 8.6%, to $220.9 million in the first twenty-six weeks of 2023 from $241.6 million in the same period of 2022. Cost of sales as a percentage of sales increased to 62.5% in the first twenty-six weeks of 2023 from 61.4% in the same period of 2022. The change of 110 basis points was due to an increase of 90 basis points in freight costs, a decrease of 10 basis points in the core merchandise margin (initial mark-up, net of markdowns) and an increase of 10 basis points in shrinkage due primarily to the deleveraging effect of lower sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $0.9 million, or 0.6%, to $140.4 million in the first twenty-six weeks of 2023 from $139.5 million in the same period of 2022. The increase was due to (1) $2.4 million of one-time items that reduced expenses in the second quarter of last year (primarily consisting of an insurance gain and an adjustment to accrued vacation); (2) an incremental $1.2 million of costs related to the cyber disruption; and (3) higher rent expense this year related to the sale-leasebacks of our distribution centers. These increases were partially offset by lower insurance expense due to lower claims and an actuarial adjustment for future losses, lower professional fees and lower payroll costs. As a percentage of sales, Selling, general and administrative expenses increased to 39.7% in the first twenty-six weeks of 2023 from 35.5% in the first twenty-six weeks of 2022, due to the factors discussed above and the deleveraging effect of lower sales.

Depreciation. Depreciation expense decreased $1.3 million, or 12.4%, to $9.4 million in the first twenty-six weeks of 2023 from $10.7 million in the same period last year.

Gain on sale-leaseback. In the first quarter of 2022, we completed a sale-leaseback transaction for our distribution center in Darlington, South Carolina that resulted in a $34.9 million gain.

Income Tax Benefit (Expense). Income tax benefit was $4.0 million in the first twenty-six weeks of 2023 compared to income tax expense of $8.5 million in the first twenty-six weeks of 2022 due to pretax loss this year compared to pretax income last year that included the gain on sale leaseback. For the first half of 2023, we used the discrete effective tax rate method to determine income tax expense based upon interim period results.

Net (Loss) Income. Net loss was $11.7 million in the first twenty-six weeks of 2023 compared to net income of $27.7 million in the same period of 2022 due to the factors discussed above.

Liquidity and Capital Resources

Capital Allocation

Our capital allocation strategy is to maintain adequate liquidity to prioritize investments in opportunities to profitably grow our business and maintain current operations, then to return excess cash to shareholders through our repurchase programs. Our quarter-end cash and cash equivalents balance was $65.8 million compared to cash and cash equivalents of $27.9 million at the end of the second quarter last year. Until required for other purposes, we maintain cash and cash equivalents in deposit or money market accounts.

Our principal sources of liquidity consist of: (i) cash and cash equivalents on hand; (ii) short-term trade credit arising from customary payment terms and trade practices with our vendors; (iii) cash generated from operations on an ongoing basis; and (iv) a revolving credit facility with a $75 million credit commitment.

Inventory

Our quarter-end inventory balance was $134.5 million, compared with $142.1 million at the end of the second quarter last year. The decrease was primarily due to a planned reduction in our packaway inventory, partially offset by a strategic increase in our average in-store inventory.

Capital Expenditures

Capital expenditures in the first twenty-six weeks of 2023 were $6.9 million, a decrease of $11.5 million over the first twenty-six weeks of 2022 as we pared back our investments in new stores and remodels. We anticipate capital expenditures in fiscal 2023 in the range of $15 to $20 million, primarily for opening five new stores and remodeling ten to twenty stores, combined with ongoing investments in our systems.

Share Repurchases

We did not repurchase any shares of our common stock in the first half of 2023. During the first half of 2022, we returned $10.0 million to shareholders through share repurchases. See Part II of this Report and Note 7 to the Financial Statements for more information.

Revolving Credit Facility

We have a revolving credit facility that matures in April 2026 and provides a $75 million credit commitment and a $25 million uncommitted “accordion” feature. Additional details of the credit facility are in Note 4 to the Financial Statements. At the end of the second quarter of 2023, we had no borrowings under the credit facility and $0.6 million in letters of credit outstanding.

Cash Flows

Cash Flows From Operating Activities. Net cash used in operating activities was $30.0 million in the first twenty-six weeks of 2023 compared to $38.2 million in the same period of 2022. Sources of cash this year included net loss adjusted for non-cash expenses totaling $22.2 million (compared to net income adjusted for non-cash items of $32.7 million in the first twenty-six weeks of 2022) and an increase of $12.4 million in accounts payable (compared to a $16.3 million decrease in the same period last year).

Significant uses of cash from operating activities in the first twenty-six weeks of 2023 included (1) a $31.2 million decrease in accrued expenses and other long-term liabilities (compared to a $24.1 million decrease in the first twenty-six weeks of 2022) due primarily to payments of operating lease liabilities; and (2) a $28.7 million increase in inventory (compared to a $19.5 million increase in the same period last year).

Cash Flows From Investing Activities. Cash used in investing activities was $6.9 million in the first twenty-six weeks of 2023 compared to cash provided of $28.4 million in the same period last year. Cash used in the first twenty-six weeks of 2023 consisted of purchases of property and equipment. Cash provided by investing activities in the first twenty-six weeks of 2022 consisted of $45.5 million net proceeds from the sale-leaseback transaction, partially offset by $18.4 million for purchases of property and equipment.

Cash Flows From Financing Activities. Cash used in financing activities was $0.8 million in the first twenty-six weeks of 2023 compared to $12.1 million in the same period last year. Cash used in the first twenty-six weeks of 2023 consisted of payments to settle withholding taxes on restricted stock that vested. Cash used in the first twenty-six weeks of 2022 consisted of $10.0 million of repurchases of our common stock and payments of $2.1 million to settle withholding taxes on restricted stock that vested.

Cash Requirements and Commitments

Our principal cash requirements consist of (1) inventory purchases; (2) capital expenditures to invest in our infrastructure; and (3) operational needs, including salaries, occupancy costs, taxes and other operating costs. We may also use cash to fund any share repurchases, make any required debt payments and satisfy other contractual obligations. Historically, we have met these cash requirements using cash flow from operations and short-term trade credit. As of July 29, 2023, our contractual commitments for operating leases totaled $245.1 million (with $46.5 million due within 12 months). See Note 9 to the Financial Statements for more information regarding lease commitments.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risk during the twenty-six weeks ended July 29, 2023 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended January 28, 2023.

Item 4. Controls and Procedures.

We have carried out an evaluation under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 29, 2023 pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based on that evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information has been accumulated and communicated to our management, including the officers who certify our financial reports, as appropriate, to allow timely decisions regarding the required disclosures.

Our disclosure controls and procedures are designed to provide reasonable assurance that the controls and procedures will meet their objectives. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended July 29, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 6 to the Financial Statements for information regarding legal matters.

Item 1A. Risk Factors.

There have been no material changes to the Risk Factors described under the section “ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K for the fiscal year ended January 28, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Information on Share Repurchases

The Company did not repurchase any shares in the second quarter of 2023. At July 29, 2023, $50.0 million remained available under the Company’s stock repurchase authorization.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2018).

3.2	Certificate of Change of Registered Agent and/or Registered Office (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 31, 2022).

3.3	Fourth Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 31, 2022).

10.1	Form of Restricted Stock Unit Award Agreement for Employees under the Citi Trends, Inc. 2021 Incentive Plan (Performance Based Vesting – EBITDA Target).+

31.1	Certification of Principal Executive Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

31.2	Certification of Principal Financial Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+†

101	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.+

104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.+

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

CITI TRENDS, INC.

Date: September 6, 2023

	By:	/s/ Heather Plutino
	Name:	Heather Plutino
	Title:	Chief Financial Officer