Form 10-Q
period 2023-10-28
Citi Trends Inc
filed 2023-12-06
CIK 1318484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2023

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

As of November 22, 2023, the registrant had 8,544,345 outstanding shares of common stock, $0.01 par value per share.

CITI TRENDS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Citi Trends, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share data)

	October 28,	January 28,
	2023	2023
Assets
Current assets:
Cash and cash equivalents	$59,726	$103,495
Inventory	129,727	105,794
Prepaid and other current assets	11,266	12,977
Income tax receivable	3,306	615
Total current assets	204,025	222,881
Property and equipment, net of accumulated depreciation of $272,238 and $262,525 as of October 28, 2023 and January 28, 2023, respectively	56,658	60,106
Operating lease right of use assets	239,282	257,195
Deferred income taxes	7,197	2,893
Other assets	1,050	1,183
Total assets	$508,212	$544,258

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$83,393	$80,670
Operating lease liabilities	46,511	52,661
Accrued expenses	15,983	16,055
Accrued compensation	9,002	10,823
Layaway deposits	1,269	344
Total current liabilities	156,158	160,553
Noncurrent operating lease liabilities	196,856	214,939
Other long-term liabilities	2,132	2,322
Total liabilities	355,146	377,814

Stockholders’ equity:
Common stock, $0.01 par value. Authorized 32,000,000 shares; 16,348,358 shares issued as of October 28, 2023 and 16,158,494 shares issued as of January 28, 2023; 8,544,345 shares outstanding as of October 28, 2023 and 8,354,481 shares outstanding as of January 28, 2023	160	160
Paid in capital	104,597	102,445
Retained earnings	315,520	331,050
Treasury stock, at cost; 7,804,013 shares held as of October 28, 2023 and January 28, 2023	(267,211)	(267,211)
Total stockholders’ equity	153,066	166,444

Commitments and contingencies (Note 7)
Total liabilities and stockholders’ equity	$508,212	$544,258

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Thirteen Weeks Ended
	October 28,	October 29,
	2023	2022
Net sales	$179,520	$192,323

Cost of sales (exclusive of depreciation)	(110,942)	(115,741)
Selling, general and administrative expenses	(69,654)	(69,092)
Depreciation	(4,749)	(5,076)
Asset impairment	(178)	—
Gain on sale-leaseback	—	29,168
(Loss) income from operations	(6,003)	31,582
Interest income	894	202
Interest expense	(76)	(76)
(Loss) income before income taxes	(5,185)	31,708
Income tax benefit (expense)	1,322	(7,120)
Net (loss) income	$(3,863)	$24,588

Basic net (loss) income per common share	$(0.47)	$3.02
Diluted net (loss) income per common share	$(0.47)	$3.02

Weighted average number of shares outstanding
Basic	8,238	8,145
Diluted	8,238	8,145

Citi Trends, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Thirty-Nine Weeks Ended
	October 28,	October 29,
	2023	2022
Net sales	$532,762	$585,550

Cost of sales (exclusive of depreciation)	(331,827)	(357,341)
Selling, general and administrative expenses	(210,004)	(208,599)
Depreciation	(14,138)	(15,793)
Asset impairment	(178)	—
Gain on sale-leasebacks	—	64,088
(Loss) Income from operations	(23,385)	67,905
Interest income	2,804	204
Interest expense	(228)	(230)
(Loss) Income before income taxes	(20,809)	67,879
Income tax benefit (expense)	5,279	(15,624)
Net (loss) income	$(15,530)	$52,255

Basic net (loss) income per common share	$(1.89)	$6.34
Diluted net (loss) income per common share	$(1.89)	$6.34

Weighted average number of shares outstanding
Basic	8,215	8,237
Diluted	8,215	8,237

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Thirty-Nine Weeks Ended
	October 28,	October 29,
	2023	2022
Operating activities:
Net (loss) income	$(15,530)	$52,255
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	14,138	15,793
Asset impairment	178	—
Non-cash operating lease costs	38,494	38,474
Loss on disposal of property and equipment	23	10
Deferred income taxes	(4,304)	2,119
Insurance proceeds related to operating activities	3,482	1,575
Non-cash stock-based compensation expense	3,002	2,271
Gain on sale-leaseback	—	(64,088)
Gain on insurance related to operating activities	(3,482)	—
Changes in assets and liabilities:
Inventory	(23,933)	(5,891)
Prepaid and other current assets	1,711	1,734
Other assets	133	99
Accounts payable	2,322	(15,572)
Accrued expenses and other long-term liabilities	(45,515)	(44,643)
Accrued compensation	(1,821)	(15,216)
Income tax receivable/payable	(2,691)	6,899
Layaway deposits	925	1,122
Net cash used in operating activities	(32,868)	(23,059)
Investing activities:
Purchases of property and equipment	(11,568)	(19,218)
Insurance proceeds related to investing activities	1,518	1,370
Proceeds from sale-leasebacks	—	81,098
Net cash (used in) provided by investing activities	(10,050)	63,250
Financing activities:
Cash used to settle withholding taxes on the vesting of nonvested restricted stock	(851)	(2,208)
Repurchases of common stock	—	(10,000)
Net cash used in financing activities	(851)	(12,208)
Net (decrease) increase in cash and cash equivalents	(43,769)	27,983
Cash and cash equivalents:
Beginning of period	103,495	49,788
End of period	$59,726	$77,771

Supplemental disclosures of cash flow information:
Cash paid for interest	$119	$119
Cash payments of income taxes	$1,545	$6,606
Supplemental disclosures of non-cash investing activities:
Accrual for purchases of property and equipment	$841	$595

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Paid in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balances — January 28, 2023	16,158,494	$160	$102,445	$331,050	7,804,013	$(267,211)	$166,444
Vesting of nonvested shares	—	1	—	—	—	—	1
Issuance of nonvested shares	1,500	—	—	—	—	—	—
Forfeiture of nonvested shares	(9,647)	—	—	—	—	—	—
Stock-based compensation expense	—	—	935	—	—	—	935
Net share settlement of nonvested shares	(33,432)	(1)	(782)	—	—	—	(783)
Net loss	—	—	—	(6,635)	—	—	(6,635)
Balances — April 29, 2023	16,116,915	$160	$102,598	$324,415	7,804,013	$(267,211)	$159,962
Issuance of nonvested shares	259,136	—	—	—	—	—	—
Forfeiture of nonvested shares	(6,581)	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,049	—	—	—	1,049
Net share settlement of nonvested shares	(1,400)	—	(26)	—	—	—	(26)
Net loss	—	—	—	(5,032)	—	—	(5,032)
Balances — July 29, 2023	16,368,070	$160	$103,621	$319,383	7,804,013	$(267,211)	$155,953
Forfeiture of nonvested shares	(17,787)	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,018	—	—	—	1,018
Net share settlement of nonvested shares	(1,925)	—	(42)	—	—	—	(42)
Net loss	—	—	—	(3,863)	—	—	(3,863)
Balances — October 28, 2023	16,348,358	$160	$104,597	$315,520	7,804,013	$(267,211)	$153,066

	Common Stock		Paid in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balances — January 29, 2022	16,090,365	$159	$101,037	$272,158	7,473,155	$(257,211)	$116,143
Vesting of nonvested shares	—	1	—	—	—	—	1
Issuance of nonvested shares	109,157	—	—	—	—	—	—
Issuance of common stock under incentive plan, net of shares withheld for taxes	15,977	—	—	—	—	—	—
Forfeiture of nonvested shares	(15,761)	—	—	—	—	—	—
Stock-based compensation expense	—	—	2,277	—	—	—	2,277
Net share settlement of nonvested shares	(40,345)	(1)	(2,127)	—	—	—	(2,128)
Repurchase of common stock	—	—	—	—	170,436	(5,317)	(5,317)
Net income	—	—	—	30,203	—	—	30,203
Balances — April 30, 2022	16,159,393	$159	$101,187	$302,361	7,643,591	$(262,528)	$141,179
Issuance of nonvested shares	29,938	—	—	—	—	—	—
Forfeiture of nonvested shares	(5,379)	—	—		—	—	—
Stock-based compensation expense	—	—	(338)	—	—	—	(338)
Net share settlement of nonvested shares	(527)	—	(12)	—	—	—	(12)
Repurchase of common stock	—	—	—	—	160,422	(4,683)	(4,683)
Net loss	—	—	—	(2,536)	—	—	(2,536)
Balances — July 30, 2022	16,183,425	$159	$100,837	$299,825	7,804,013	$(267,211)	$133,610
Vesting of nonvested shares	—	1	—	—	—	—	1
Issuance of nonvested shares	1,226	—	—	—	—	—	—
Forfeiture of nonvested shares	(20,448)	—	—	—	—	—	—
Stock-based compensation expense	—	—	332	—	—	—	332
Net share settlement of nonvested shares	(3,936)	—	(69)	—	—	—	(69)
Net income	—	—	—	24,588	—	—	24,588
Balances — October 29, 2022	16,160,267	$160	$101,100	$324,413	7,804,013	$(267,211)	$158,462

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

October 28, 2023

1. Significant Accounting Policies

Basis of Presentation

Citi Trends, Inc. and its subsidiary (the “Company”) is a leading specialty value retailer of apparel, accessories and home trends for way less spend primarily for African American and multicultural families. As of October 28, 2023, the Company operated 606 stores in urban, suburban and rural markets in 33 states.

The condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim reporting and are unaudited. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The condensed consolidated balance sheet as of January 28, 2023 is derived from the audited financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2023 (the “2022 Form 10-K”). These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the 2022 Form 10-K. Operating results for the third quarter of 2023 are not necessarily indicative of the results that may be expected for the fiscal year as a result of the seasonality of the business and the current economic uncertainty.

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

The dilutive effect of stock-based compensation arrangements is accounted for using the treasury stock method. The Company includes as assumed proceeds the amount of compensation cost attributed to future services and not yet recognized. For the third quarter of 2023 and 2022, there were 318,000 and 220,000 shares of nonvested restricted stock, respectively, excluded from the calculation of diluted earnings per share because of antidilution. For the thirty-nine weeks ended October 28, 2023 and October 29, 2022, there were 259,000 and 226,000 shares of nonvested restricted stock, respectively, excluded from the calculation of diluted earnings per share because of antidilution.

The following table provides a reconciliation of the weighted average number of common shares outstanding used to calculate basic earnings per share to the number of common shares and common stock equivalents outstanding used in calculating diluted earnings per share:

	Thirteen Weeks Ended
	October 28, 2023	October 29, 2022
Weighted average number of common shares outstanding	8,237,729	8,145,318
Incremental shares from assumed vesting of nonvested restricted stock	—	—
Weighted average number of common shares and common stock equivalents outstanding	8,237,729	8,145,318

	Thirty-Nine Weeks Ended
	October 28, 2023	October 29, 2022
Weighted average number of common shares outstanding	8,214,907	8,236,836
Incremental shares from assumed vesting of nonvested restricted stock	—	—
Weighted average number of common shares and common stock equivalents outstanding	8,214,907	8,236,836

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

As of October 28, 2023, the Company had no borrowings under the credit facility and $0.6 million of letters of credit outstanding.

5. Impairment of Assets

If facts and circumstances indicate that a long-lived asset or operating lease right-of-use asset may be impaired, the carrying value is reviewed. If this review indicates that the carrying value of the asset will not be recovered as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value. In the third quarter of 2023, non-cash impairment expense related to underperforming stores totaled $0.2 million.

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

The Company has historically used the annual effective tax rate method to calculate income taxes. For the first thirty-nine weeks of 2023, the Company used the discrete effective tax rate method to determine its tax expense based upon interim results. The Company determined that since small changes in estimated ordinary income would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate for the first thirty-nine weeks of 2023.

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

In connection with the January 2023 cyber disruption, four putative class action lawsuits have been filed against the Company in the United States District Court for the Southern District of Georgia. These matters, Matousek et al v. Citi Trends, Inc.; Sienna Thomas v. Citi Trends, Inc.; Yeimy Sambrano v. Citi Trends, Inc.; and Sabrina Green-Fogg v. Citi Trends, Inc., were filed on September 26, 2023, June 27, 2023, July 7, 2023 and July 14, 2023, respectively. The plaintiffs allege harm in connection with the January 2023 cyber disruption and assert a variety of claims seeking unspecified monetary damages and other related relief. The Company is vigorously defending these lawsuits. In addition, the Attorneys General of Alabama, Connecticut, Indiana and Texas have sent inquiry letters to the Company regarding the January 2023 cyber disruption, which the Company is answering. At October 28, 2023, the Company had an accrual of $0.8 million for estimated losses in connection with these matters recorded in Accrued expenses. The ultimate loss to the Company for these matters could be materially different from the amount the Company has accrued. The Company cannot predict or estimate the duration or ultimate outcome of these matters. The Company is unable to predict whether it may be subject to other lawsuits, claims or inquiries.

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

8. Stock Repurchases

Repurchases of Common Stock

The Company periodically repurchases shares of its common stock under board-authorized repurchase programs. Such repurchases may be made in the open market, through block trades or through other negotiated transactions. Share repurchases were as follows (in thousands, except per share data):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Total number of shares purchased	—	—	—	331
Average price paid per share (including commissions)	$—	$—	$—	$30.22
Total investment	$—	$—	$—	$10,000

At October 28, 2023, $50.0 million remained available under the Company’s stock repurchase authorization.

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

In the following table, the Company’s revenue from contracts with customers is disaggregated by “CITI” or major merchandise category. The percentage of net sales for each CITI with the merchandise assortment was approximately:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28,	October 29,	October 28,	October 29,
	2023	2022	2023	2022
Ladies	26%	26%	27%	27%
Kids	24%	25%	22%	22%
Accessories & Beauty	17%	17%	18%	17%
Mens	17%	17%	17%	18%
Footwear	9%	7%	8%	8%
Home & Lifestyle	7%	8%	8%	8%

10. Leases

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

Total lease cost is comprised of operating lease costs, short-term lease costs and variable lease costs, which include rent paid as a percentage of sales, common area maintenance, real estate taxes and insurance for the Company’s real estate leases. Lease costs consisted of the following (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Operating lease cost	$15,521	$15,443	$46,930	$44,326
Variable lease cost	2,628	2,510	8,406	7,423
Short term lease cost	393	343	1,171	1,062
Total lease cost	$18,542	$18,296	$56,507	$52,811

Future minimum lease payments as of October 28, 2023 are as follows (in thousands):

Fiscal Year	Lease Costs
Remainder of 2023	$10,896
2024	61,555
2025	51,678
2026	40,248
2027	29,574
Thereafter	124,026
Total future minimum lease payments	317,977
Less: imputed interest	(74,610)	(1)
Total present value of lease liabilities	$243,367	(2)

(1)	Calculated using the discount rate for each lease.
(2)	Includes short-term and long-term portions of operating lease liabilities.

Supplemental cash flows and other information related to operating leases are as follows (in thousands, except for weighted average amounts):

	Thirty-Nine Weeks Ended
	October 28, 2023	October 29, 2022
Cash paid for operating leases	$52,734	$44,754
Right of use assets obtained in exchange for new operating lease liabilities	$22,322	$95,809

Weighted average remaining lease term (years) - operating leases	7.60	8.11
Weighted average discount rate - operating leases	4.90%	4.38%

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

Executive Overview

We are a leading specialty value retailer of apparel, accessories and home trends for way less spend primarily for African American and multicultural families. Our high-quality and trend-right merchandise offerings at everyday low prices are designed to appeal to the fashion and trend preferences of value-conscious customers. As of October 28, 2023, we operated 606 stores in urban, suburban and rural markets in 33 states.

Uncertainties and Challenges

General Economic Conditions

We expect that our operations in the short-term will continue to be influenced by general economic conditions, including the recent inflationary pressures, which are particularly impactful to the communities we serve. Given the macro-economic environment, we expect low-income families to remain under pressure through the remainder of fiscal 2023. In addition, we continue to monitor the impacts on our business of unemployment levels, wage inflation, interest rates, inflation rates, housing costs, energy costs, consumer confidence, consumer perception of economic conditions, costs to source our merchandise and supply chain disruptions.

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

In the third quarter of fiscal 2023, we received insurance proceeds (reflected on our Statement of Cash Flows) related to the January 2023 cyber disruption. This resulted in a gain of $1.2 million that is recorded in Selling, general and administrative expenses on our Statement of Operations. In the first thirty-nine weeks of fiscal 2023, we recognized $1.7 million of costs related to the cyber disruption in Selling, general and administrative expenses on our Statement of Operations. We expect to incur ongoing costs to enhance data security and take further steps to prevent unauthorized access to, or manipulation of, our systems and data. Several putative class action lawsuits have been filed against the Company and several inquiries have been made to the Company with respect to the January 2023 cyber disruption. At October 28, 2023, we had an accrual of $0.8 million for estimated losses in connection with these matters recorded in Accrued expenses on our Balance Sheet. See Note 7 to the Financial Statements for more information.

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

Thirteen Weeks Ended October 28, 2023 and October 29, 2022

Net Sales. Net sales decreased $12.8 million, or 6.7%, to $179.5 million in the third quarter of 2023 from $192.3 million in the third quarter of 2022. The decrease in sales was due to a 6.2% decrease in comparable store sales and a decrease of $1.3 million from net store opening and closing activity. The decrease in comparable store sales was the result of continued inflationary pressures in the third quarter of 2023 that are particularly impactful to our core customers.

Cost of Sales (exclusive of depreciation). Cost of sales (exclusive of depreciation) decreased $4.8 million, or 4.1%, to $110.9 million in the third quarter of 2023 from $115.7 million in the third quarter of 2022. Cost of sales as a percentage of sales increased to 61.8% from 60.2%. The increase was driven primarily by higher freight costs due to rebuilding inventory in certain categories, as well as an increase in shrinkage costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $0.6 million, or 0.8%, to $69.7 million in the third quarter of 2023 from $69.1 million in the third quarter of 2022. The increase was primarily due to: (1) higher incentive compensation this year due to the reversal last year of certain performance-based awards that were deemed improbable of vesting; and (2) higher occupancy expenses, including higher rent expense related to the sale-leasebacks of our distribution centers. These increases were partially offset by a $1.2 million gain on insurance this year and lower insurance costs resulting from lower claims for medical and workers’ compensation. As a percentage of sales, Selling, general and administrative expenses increased to 38.8% in the third quarter of 2023 from 35.9% in the third quarter of 2022, due to the deleveraging effect of lower sales.

Depreciation. Depreciation expense decreased $0.4 million, or 6.4%, to $4.7 million in the third quarter of 2023 from $5.1 million in the third quarter of 2022.

Gain on sale-leaseback. In the third quarter of 2022, we completed a sale-leaseback transaction for our distribution center in Roland, Oklahoma that resulted in a $29.2 million gain.

Income Tax Benefit. Income tax benefit was $1.3 million in the third quarter of 2023 compared to income tax expense of $7.1 million in the third quarter of 2022. The difference is attributable to a pretax loss in the third quarter of this year compared to pretax income in the third quarter of last year that included the gain on sale-leaseback. For the third quarter of 2023, we used the discrete effective tax rate method to determine income tax expense based upon interim period results.

Net Loss. Net loss was $3.9 million in the third quarter of 2023 compared to net income of $24.6 million in the third quarter of 2022 due to the factors discussed above.

Thirty-Nine Weeks Ended October 28, 2023 and October 29, 2022

Net Sales. Net sales decreased $52.8 million, or 9.0%, to $532.8 million in the first thirty-nine weeks of 2023 from $585.6 million in the same period of 2022. The decrease in sales was due to an 8.7% decrease in comparable store sales and a $3.2 million decrease from net store opening and closing activity. The decrease in comparable store sales was the result of continued inflationary pressures in the first thirty-nine weeks of 2023 that are particularly impactful to our core customers.

Cost of Sales (exclusive of depreciation). Cost of sales (exclusive of depreciation) decreased $25.5 million, or 7.1%, to $331.8 million in the first thirty-nine weeks of 2023 from $357.3 million in the same period of 2022. Cost of sales as a percentage of sales increased to 62.3% in the first thirty-nine weeks of 2023 from 61.0% in the same period of 2022. The increase was driven primarily by higher freight costs due to rebuilding inventory in certain categories, as well as an increase in shrinkage costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.4 million, or 0.7%, to $210.0 million in the first thirty-nine weeks of 2023 from $208.6 million in the same period of 2022. The increase was primarily due to (1) higher rent expense this year related to the sale-leasebacks of our distribution centers; (2) higher incentive compensation this year due to zero bonus incentive accrued last year and the reversal last year of certain performance-based awards that were deemed improbable of vesting; and (3) an increase in other occupancy costs. These increases were partially offset by lower insurance costs resulting from lower claims for medical and workers’ compensation, lower professional fees and lower payroll expenses. As a percentage of sales, Selling, general and administrative expenses increased to 39.4% in the first thirty-nine weeks of 2023 from 35.6% in the first thirty-nine weeks of 2022, due to the deleveraging effect of lower sales.

Depreciation. Depreciation expense decreased $1.7 million, or 10.5%, to $14.1 million in the first thirty-nine weeks of 2023 from $15.8 million in the same period last year.

Gain on sale-leaseback. In the first quarter of 2022, we completed a sale-leaseback transaction for our distribution center in Darlington, South Carolina that resulted in a $34.9 million gain. In the third quarter of 2022, we completed a sale-leaseback transaction for our distribution center in Roland, Oklahoma that resulted in a $29.2 million gain.

Income Tax Benefit (Expense). Income tax benefit was $5.3 million in the first thirty-nine weeks of 2023 compared to income tax expense of $15.6 million in the first thirty-nine weeks of 2022. The difference is attributable to a pretax loss this year compared to pretax income last year that included the gain on sale-leasebacks. For the first thirty-nine weeks of 2023, we used the discrete effective tax rate method to determine income tax expense based upon interim period results.

Net (Loss) Income. Net loss was $15.5 million in the first thirty-nine weeks of 2023 compared to net income of $52.3 million in the same period of 2022 due to the factors discussed above.

Liquidity and Capital Resources

Capital Allocation

Our capital allocation strategy is to maintain adequate liquidity to prioritize investments in opportunities to profitably grow our business and maintain current operations, then to return excess cash to shareholders through our repurchase programs. Our quarter-end cash and cash equivalents balance was $59.7 million compared to cash and cash equivalents of $77.8 million at the end of the third quarter last year. Until required for other purposes, we maintain cash and cash equivalents in deposit or money market accounts.

Our principal sources of liquidity consist of: (i) cash and cash equivalents on hand; (ii) short-term trade credit arising from customary payment terms and trade practices with our vendors; (iii) cash generated from operations on an ongoing basis; and (iv) a revolving credit facility with a $75 million credit commitment.

Inventory

Our quarter-end inventory balance was $129.7 million, compared with $128.5 million at the end of the third quarter last year. The increase was primarily due to a strategic increase in our average in-store inventory, partially offset by a planned reduction in our packaway inventory.

Capital Expenditures

Capital expenditures in the first thirty-nine weeks of 2023 were $11.6 million, a decrease of $7.6 million over the first thirty-nine weeks of 2022, as we pared back our investments in new stores and remodels. We anticipate capital expenditures in fiscal 2023 in the range of $17 to $20 million, primarily for opening new stores and remodeling existing stores, combined with ongoing investments in our systems.

Share Repurchases

We did not repurchase any shares of our common stock in the first thirty-nine weeks of 2023. During the first thirty-nine weeks of 2022, we returned $10.0 million to shareholders through share repurchases. See Part II of this Report and Note 8 to the Financial Statements for more information.

Revolving Credit Facility

We have a revolving credit facility that matures in April 2026 and provides a $75 million credit commitment and a $25 million uncommitted “accordion” feature. Additional details of the credit facility are in Note 4 to the Financial Statements. At the end of the third quarter of 2023, we had no borrowings under the credit facility and $0.6 million in letters of credit outstanding.

Cash Flows

Cash Flows From Operating Activities. Net cash used in operating activities was $32.9 million in the first thirty-nine weeks of 2023 compared to $23.1 million in the same period of 2022. Sources of cash this year included net loss adjusted for non-cash expenses totaling $36.0 million (compared to net income adjusted for non-cash items of $48.5 million in the first thirty-nine weeks of 2022).

Significant uses of cash from operating activities in the first thirty-nine weeks of 2023 included (1) a $45.5 million decrease in accrued expenses and other long-term liabilities (compared to a $44.6 million decrease in the first thirty-nine weeks of 2022) due primarily to payments of operating lease liabilities; and (2) a $23.9 million increase in inventory (compared to a $5.9 million increase in the same period last year).

Cash Flows From Investing Activities. Cash used in investing activities was $10.1 million in the first thirty-nine weeks of 2023 compared to cash provided of $63.3 million in the same period last year. Cash used in the first thirty-nine weeks of 2023 consisted of purchases of property and equipment of $11.6 million and insurance proceeds of $1.5 million. Cash provided by investing activities in the first thirty-nine weeks of 2022 consisted of $81.1 million net proceeds from the sale-leaseback transaction and insurance proceeds of $1.4 million, partially offset by $19.2 million for purchases of property and equipment.

Cash Flows From Financing Activities. Cash used in financing activities was $0.9 million in the first thirty-nine weeks of 2023 compared to $12.2 million in the same period last year. Cash used in the first thirty-nine weeks of 2023 consisted of payments to settle withholding taxes on restricted stock that vested. Cash used in the first thirty-nine weeks of 2022 consisted of $10.0 million of repurchases of our common stock and payments of $2.2 million to settle withholding taxes on restricted stock that vested.

Cash Requirements and Commitments

Our principal cash requirements consist of (1) inventory purchases; (2) capital expenditures to invest in our infrastructure; and (3) operational needs, including salaries, occupancy costs, taxes and other operating costs. We may also use cash to fund any share repurchases, make any required debt payments and satisfy other contractual obligations. Historically, we have met these cash requirements using cash flow from operations and short-term trade credit. As of October 28, 2023, our contractual commitments for operating leases totaled $243.4 million (with $46.5 million due within 12 months). See Note 10 to the Financial Statements for more information regarding lease commitments.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risk during the thirty-nine weeks ended October 28, 2023 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended January 28, 2023.

Item 4. Controls and Procedures.

We have carried out an evaluation under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 28, 2023 pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based on that evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information has been accumulated and communicated to our management, including the officers who certify our financial reports, as appropriate, to allow timely decisions regarding the required disclosures.

Our disclosure controls and procedures are designed to provide reasonable assurance that the controls and procedures will meet their objectives. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

During the third quarter of fiscal 2023, we implemented our new enterprise resource planning (“ERP”) system to enhance our business and financial processes. We have taken steps to monitor and maintain appropriate internal control over financial reporting during the implementation. There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended October 28, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 7 to the Financial Statements for information regarding legal matters.

Item 1A. Risk Factors.

Other than as set forth below, there have been no material changes to the Risk Factors described under the section “ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K for the fiscal year ended January 28, 2023.

Impairment charges relating to our assets could adversely affect our financial performance.

We periodically review and test the carrying value of our assets for impairment indicators. This primarily focuses on store assets and right of use assets. These assets are reviewed using factors including, but not limited to, our future operating plans and projected future cash flows. In the event that we determine we have an impairment charge, our financial condition and operating results could be materially adversely affected. For additional information, see Note 7 to the Financial Statements.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Information on Share Repurchases

The Company did not repurchase any shares in the third quarter of 2023. At October 28, 2023, $50.0 million remained available under the Company’s stock repurchase authorization.

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

Date: December 6, 2023

	By:	/s/ Heather Plutino
	Name:	Heather Plutino
	Title:	Chief Financial Officer