Form 10-K
period 2024-02-03
Citi Trends Inc
filed 2024-04-18
CIK 1318484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended February 3, 2024

Or

☐   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                to

Commission File Number: 001-41886

CITI TRENDS, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-2150697
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

104 Coleman Boulevard, Savannah, Georgia	31408
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code   (912) 236-1561

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $.01 Par Value	CTRN	NASDAQ Stock Market
Preferred Stock Purchase Rights		NASDAQ Stock Market

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $161,689,396 as of July 29, 2023.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: Common Stock, par value $0.01 per share, 8,536,956 shares outstanding as of April 13, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information from the registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year covered by this Annual Report on Form 10-K, with respect to the Annual Meeting of Stockholders to be held on June 20, 2024.

CITI TRENDS, INC.

FORM 10-K

PART I

Some statements in, or incorporated by reference into, this Annual Report on Form 10-K (this “Report”) of Citi Trends, Inc. (“Citi Trends,” “we,” “us,” or the “Company”) may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than historical facts contained in this Report, including statements regarding our future financial results and position, business policy and plans, objectives and expectations of management for future operations and capital allocation expectations, are forward-looking statements. The words “believe,” “anticipate,” “project,” “plan,” “expect,” “trend,” “estimate,” “objective,” “forecast,” “upcoming,” “goal,” “intend,” “may,” “could,” “will likely result,” or “will continue” and similar expressions, as they relate to us, are intended to identify forward-looking statements, although not all forward-looking statements contain such language. We have based these forward-looking statements largely on our current expectations and projections about future events, including, among other things: general economic conditions, including inflation, energy and fuel costs, unemployment levels, and any deterioration whether caused by acts of war, terrorism, political or social unrest (including any resulting store closures, damage or loss of inventory) or other factors; changes in market interest rates and market levels of wages; impacts of natural disasters such as hurricanes; uncertainty and economic impact of pandemics, epidemics or other public health emergencies; transportation and distribution delays or interruptions; changes in freight rates; the Company’s ability to attract and retain workers; the Company’s ability to negotiate effectively the cost and purchase of merchandise inventory risks due to shifts in market demand; the Company’s ability to gauge fashion trends and changing consumer preferences; consumer confidence and changes in consumer spending patterns; competition within the industry; competition in our markets; the duration and extent of any economic stimulus programs; changes in product mix; interruptions in suppliers’ businesses; the impact of the cyber disruption we identified on January 14, 2023, including legal, reputational, financial and contractual risks resulting from the disruption, and other risks related to cybersecurity, data privacy and intellectual property; temporary changes in demand due to weather patterns; seasonality of the Company’s business; the results of pending or threatened litigation; delays associated with building, remodeling, opening and operating new stores; and delays associated with building, opening or expanding new or existing distribution centers.

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

Information is provided herein with respect to our operations related to our fiscal years ended on February 3, 2024 (“fiscal 2023”), January 28, 2023 (“fiscal 2022”) and January 29, 2022 (“fiscal 2021”).

ITEM 1.BUSINESS

Overview

Citi Trends, Inc. (“Citi Trends” or the “Company”) is a leading specialty value retailer of apparel, accessories and home trends for way less spend, primarily for African American and multicultural families in the United States. Our high-quality and trend-right merchandise offerings at everyday low prices are designed to appeal to the fashion and trend preferences of value-conscious customers. Based on the strength of our brand and our experienced leadership team, we believe we have fostered deep customer loyalty and high shopping frequency in the underserved neighborhoods in which we operate. As a purpose-led brand, we strive to consistently bring our purpose – Live BOLD, Live PROUD, Respect ALL – to life for both our customers and our associates each and every day.

Our stores are located primarily in neighborhoods with a concentration of low income households and serve as a “one-stop shop” for the entire family. Our stores average approximately 11,000 square feet of selling space and are typically found in outdoor community shopping centers across a variety of urban, suburban and rural markets. As of February 3, 2024, we operated 602 stores in 33 states, with a focus on delivering a memorable store experience anchored in value.

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

Focus on Fashion and Trend Mix. We focus our merchandise on being fashionable and trend-right to appeal to our core customers. We do not attempt to dictate trends, but rather, we devote considerable effort to identifying emerging trends and ensuring that our wide assortment of apparel and non-apparel merchandise is curated to appeal to the preferences of African American and multicultural customers. Our buying team tests new and emerging trends before reordering and actively manages the mix of basic, fashion, trend and branded products in our stores to keep the offering fresh and current.

Superior Value Proposition. We seek to offer high quality, fashionable merchandise for way less spend. We believe our value proposition provides important access to trends for the lower-income customers we serve. We do not employ high-low pricing strategies; instead, our everyday low price points offer superior value, allowing our customers to purchase multiple items per visit. We do not rely on promotion-driven sales and instead seek to build our reputation through a steady stream of weekly in-store deliveries of the latest trends which drives word-of-mouth awareness of our value in the neighborhoods we serve.

One-Stop Shop for the Entire Family. We merchandise our stores to create a specialty store environment that serves as a destination that meets the apparel and non-apparel needs of the entire family. Every store offers a wide variety of always-changing, curated products for men and women of all sizes and children from newborn to size 20. Our stores include a wide assortment of sportswear, dresses, outerwear, intimate apparel and sleepwear, footwear, jewelry, handbags, beauty products, home goods, tech accessories, health and beauty aids, candy, fitness products, team sports products, toys and books. We believe that our small-footprint stores, combined with a specialty store experience, friendly customer service where we often know our customers’ names, and breadth of merchandise, distinguishes our stores from many competitors and creates an exciting and welcoming environment that encourages repeat visits from the local community.

Strong and Flexible Sourcing Relationships. We maintain strong sourcing relationships with a large group of suppliers. Our buying team, located primarily in New York City, plans, develops and creates curated assortments by (i) purchasing goods developed specifically with our customers in mind, (ii) selecting products for our customers from vendor catalogs and (iii) buying opportunistically available excess inventory from reliable and trustworthy vendors, with the majority of our merchandise purchased for the current season and a lesser quantity held for sale in future seasons. To foster vendor relationships, we do not ask for typical retail concessions, such as promotional and markdown allowances. Our closeknit vendor partnerships enable us to deliver fresh items weekly to our stores, positioning us as an “instant gratification store”, allowing our customers to “buy now, wear now” and avoid shipping fees and the wait for their potential online orders.

Dynamic Experience in a Friendly and Fun Environment. We seek to provide a fashion-focused shopping environment that is similar to a specialty apparel retailer, rather than a typical discount or big box retailer. Products are prominently displayed by style, rather than by size, on four-sided fixtures featuring multiple sizes, styles and suggested outfits. Non-apparel products are displayed on fixtures that highlight prints, patterns and themes of trend-right categories. Our stores are easy to navigate, carpeted, well-lit and feature upbeat and current overhead music appropriate for our target customers. Our stores are neat, orderly and clean, offering a friendly and fun environment. In the first quarter of fiscal 2021, we launched our first “CTx” store, which represents the first major overhaul to our store format in over 10 years. Our CTx format is a completely redesigned floor layout with an emphasis on visual merchandising that provides an enhanced shopping experience for our customers and drives traffic, average basket and conversion. Going forward, all of our new and remodeled stores will be based on the CTx format. Approximately 15% of our fleet was in the CTx format as of February 3, 2024.

Friendly and Helpful Store Associates. Our store associates are trained to provide friendly and helpful customer service to deliver a positive shopping experience. Many of our store associates live in the neighborhoods where our stores are located and frequently shop our stores themselves. We have always led with a diverse and inclusive workplace; 90% of our store associates are African American or multicultural, and more than 91% of our store management positions are filled by women. As a result, our store associates cultivate a unique culture at our stores that creates a high level of connectivity with our customers. We strive to make our stores a destination where everyone is welcome, and our store associates foster that vision every day through enriched customer engagement.

Compelling and Cost-Effective Store Locations. We locate our stores in high-traffic outdoor neighborhood shopping centers that are convenient to primarily lower income families. We generally utilize previously occupied store sites in locations where we are often the brightest and cleanest store in the shopping center, which enables us to obtain attractive rents. When opening new stores, we seek to partner with landlords that contribute to buildout costs, which helps maintain lower startup and fixturing investment.

Highly Talented and Motivated Leadership Team. Our senior management team, led by David Makuen, our Chief Executive Officer, has extensive retail experience across a broad range of disciplines, including merchandising, real estate, finance, store operations, supply chain management, human resources and information technology. Our management team plans and drives our growth strategy, which is based on our constant focus on providing trend-driven merchandise anchored in value to the lower income, underserved African American and multicultural populations. We believe our management team is integral to our success and positions us well for long-term growth.

Business Strategy

We believe that Citi Trends is in a unique position to serve our loyal customer base, with a long runway for comp sales growth, store unit growth and a motivated leadership team supported by a healthy balance sheet. We have identified the following four priorities that we believe will support long-term sales and earnings growth:

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

While we believe that maximizing the productivity of our existing fleet provides significant opportunity for sales and earnings growth, we continue to believe that Citi Trends has the potential to grow to approximately 1,000 locations over time. This goal, supported by a third-party study conducted in 2020, represents a potential 65% increase in size of our current fleet, giving us the opportunity to increase our presence in both African American and multicultural geographies.

Managing Inventory and Maximizing Margin. We believe that our sourcing methodology further differentiates our model. Through a combination of products made exclusively for our core customers, available market goods and highly recognized brands grounded in everyday value, we are known for delivering newness and freshness, resulting in high shopping frequency. Our open-to-buy process allows us to be flexible and responsive to emerging trends. We practice rigorous inventory management, prioritizing choice and breadth over depth, improving our speed to market and driving faster turns. We also leverage consumer insights and analytics to add incremental assortments to our offerings appealing to both African American and multicultural families. Continued expansion of non-apparel categories and investments in systems and automation will further optimize our product mix. Further, we employ disciplined pricing studies to underpin our value offering while expanding margin, and we offer balanced “good, better, best” pricing tiers in most areas of our assortment.

Investing in Our Infrastructure. We believe that we have an opportunity to make strategic investments in our business that will improve our capabilities to “buy,” “move” and “sell” our assortments to effectively engage current and new customers.

●	“Buy” is everything associated with buying, planning and allocating the assortments that we offer to our customers. We recently invested in systems and data to enhance our teams’ roles and operations.

●	“Move” comprises our supply chain and our methods for moving goods from the time an order is placed until it arrives at the selling floor. Investments in this area include upgrades to our distribution centers and system enhancements in order to increase speed and productivity.

●	“Sell” relates to operations at our retail stores, remodels of our existing stores and additions of new stores to our fleet. Our investments in this area consist primarily of expanding and enhancing the chain in our new CTx format. In addition, we are investing in our store associates through enhanced training programs to further their development while enhancing our customers’ in-store experience.

Making a Difference. Our team is committed to making a difference in the African American and multicultural neighborhoods that we serve. We are on a journey towards enhancing our company-wide sustainability, diversity and inclusion and ethics-based efforts. See “Neighborhood Involvement” under “Human Capital Management” below for more information on our CITIcares Council and initiatives designed to make a difference. We plan to continue to integrate social and environmental sustainability into business practices to support long-term growth.

We strongly believe that our business strategy centered around these four areas will accelerate our long-term sales and earnings growth.

Product and Value

Our merchandising strategy is to offer fresh and fashionable apparel, accessories and home trends for way less spend for value-conscious families. We seek to maintain a diverse assortment of in-season merchandise that appeals to the specific tastes and preferences of our core customers. Our assortment is comprised of privately developed and nationally recognized brands.

Our merchandise is represented by six distinct “Citis” within the store:

●	Ladies: a wide selection of apparel for juniors, missy and women (plus size), including trend right sportswear, outerwear, sleepwear, lingerie and scrubs.
●	Mens: a wide selection of apparel for men and big men, including trend right sportswear and outerwear.
●	Kids: a wide assortment of basics, fashion and trends for boys up to size 20 and girls up to size 16. Also, sizes for newborns, infants and toddlers, as well as kids uniforms and kids accessories.
●	Accessories & Beauty: fashionable handbags, luggage, hats, belts, sunglasses, jewelry and watches for men and women, underwear and socks for the entire family, as well as beauty and fragrance offerings for women and men.
●	Home & Lifestyle: home goods for the bedroom, bathroom, kitchen and decorative accessories, plus an eclectic composition of wants and needs such as books, food, tech products, team sports products, toys, health and beauty products and seasonal items.
●	Footwear: casual and dress footwear in sizes for Mens, Ladies and Kids.

The following table provides the percentage of net sales for each Citi within the store:

	Fiscal Year
Citis	2023	2022	2021
Ladies	27%	26%	26%
Kids	23%	23%	22%
Accessories & Beauty	17%	18%	18%
Mens	17%	17%	18%
Home & Lifestyle	9%	8%	9%
Footwear	7%	8%	7%

Our goal is to deliver outstanding value every day. We do this by offering access to fashion and trends at affordable prices that are desirable for lower income families. As a normal course, we do not engage in promotional activity such as high-low pricing, coupons or sales other than our regularly scheduled markdowns. The flexibility of our model allows our pricing structure to fluctuate in response to marketplace changes while maintaining our merchandise margins. Both branded and non-branded offerings validate our fashion and value to our customers.

Sourcing and Allocation

We believe that our flexible, value-conscious business model and ever-changing assortment that results from our fresh flow of inventory differentiates us from traditional retailers. We source our merchandise from thousands of domestic manufacturers and importers. Our merchandising division consists of a buying team and a planning and allocation team.

Our buyers have extensive experience and have developed long-standing relationships with many of our vendors. Our buying office is located in New York City, and the team travels regularly to the major United States markets, visiting manufacturers and attending national and regional trade shows.

Our buying team sources goods in a couple of ways. First, we source a curated compilation of the latest trends and fashion from a constantly growing base of vendors that manufacture products exclusively for Citi Trends’ core customers. Our buyers collaborate with these vendors to design products that are of high aesthetic value and appealing to our customers. Second, we maintain strong relationships with nationally recognized brands and labels that we partner with to buy and customize products that are curated in size, color and style for our core customers. Third, we leverage our vendor relationships to opportunistically buy close-out product at incredible value. The majority of our merchandise is first-quality and delivered in season. We also purchase high-quality excess inventory at advantageous pricing with the intent to sell later in the same season or the following season. This allows us to deliver exciting value on select highly desirable goods.

We allocate merchandise across our stores according to fact-based plans that are created by our planning and allocation teams. Our staff utilizes a centralized management system to monitor merchandise purchasing, planning and allocation in order to maximize inventory turnover, identify and respond to changing customer demands and determine the timing of markdowns to our merchandise. A store-level planning system assists our planning and allocation teams in their efforts to allocate merchandise to individual stores based on sales performance and planned inventory levels. We launched a significant technological upgrade to our Planning and Allocations systems in 2023. Leveraging the new environment, we are able to more effectively allocate products, strategically distributing them across weather zones, volume bands, and demographic segments. These upgrades should optimize our inventory distribution to better meet the needs of our customers. Our buyers also regularly review the age and performance of merchandise and manage both the reordering and markdown processes.

Store Operations

Our stores are located in the heart of the lower-income neighborhoods we serve. We hire a diverse staff of women and men from the local area surrounding our stores. As of February 3, 2024, 90% of our store associates are African American or multicultural, and more than 91% of our store management positions are filled by women. We cater to entire families and offer a one-stop shopping experience in the communities in which we operate. We welcome everyone with “Hi, welcome to Citi Trends,” and we develop a longstanding rapport with many of our customers, many of whom we know by name. Every Citi Trends store presents a specialty store environment with a wide array of offerings.

The average selling space of our 602 stores is approximately 11,000 square feet, which allows us the space and flexibility to organize our six “Citis” of business in exciting and appealing ways. The unobstructed floor plan allows the customer to see almost all of the different product areas from the store entrance and provides us the flexibility to easily expand and contract departments in response to customer demand, seasonality and merchandise availability. Nearly all of our inventory is displayed on the selling floor. Our mission is to curate highly appealing products at value prices for our core customers. We provide a place to shop that is fresh and fun for the entire family at prices that don’t break the bank. A critical component of our success is to maintain an environment that is neat, clean and organized, where everyone is welcome.

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

Our unique focus on underserved African American and multicultural families offers us the opportunity to pinpoint highly targeted and highly visible store locations. Cost-effective store locations are an important part of our store profitability model. Accordingly, we look for locations in outdoor neighborhood shopping centers that offer attractive rents and meet our demographic and economic criteria. We have a dedicated real estate management team responsible for new store site selection, and we employ rigorous analysis to approve final store selection decisions. In selecting a location, we target urban, suburban and rural markets, and our strategy includes both further densification of existing markets and entering new markets over time. In addition, we require convenient site accessibility, as well as strong co-tenants, such as grocery stores, dollar stores, beauty stores and other value stores. We aim to be an integral part of our customers’ community by providing a compelling shopping destination and career opportunities. After completing a study in 2020 with a third-party provider, we believe we have the potential to grow our fleet to approximately 1,000 stores over time.

Advertising and Marketing

Our marketing goals are to build awareness of the Citi Trends brand, promote customers’ association of the Citi Trends brand with value, quality, fashion and everyday low prices, engage our customers in meaningful ways, and drive traffic into our stores. We generally focus our organic advertising efforts on emails, social media and text messaging. We use our social media channels to highlight our brand and engage our customers with compelling digital content on a regular basis. We generally focus our paid marketing efforts on radio, digital ads, paid social media influencers, and website retargeting. Our website, cititrends.com, showcases our latest in-store products and provides information about our business, our locations, and more.

Distribution

The majority of merchandise sold in our stores is shipped directly from our company-operated distribution centers in Darlington, South Carolina and Roland, Oklahoma, utilizing third-party delivery partners. Our stores receive multiple shipments of merchandise each week from our distribution centers. In addition, we utilize a vendor direct-to-store shipping program that enables us to expedite the delivery of select merchandise to our stores by shipping directly from our vendors.

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

We have developed and are continuing to execute our strategic technology roadmap. In fiscal 2023, we made significant improvements to our systems as we successfully upgraded our enterprise resource planning system (“ERP”) which marked a pivotal milestone for the Company. The upgraded environment included the implementation of new Planning & Allocation systems as well as a new Enterprise Data Warehouse. These new systems enable us to manage our business operations with greater precision and agility, while leveraging data-driven insights to inform decision making across our organization. This upgrade enabled significant enhancements to our systems and also provides the foundation for future growth and innovation.

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

Intellectual Property

Our trademarks and service marks have significant value and are important to our marketing efforts. Our marks registered with the U.S. Patent and Trademark Office include “Citi Trends,” “Citi Steps,” “Citi Trends Fashion for Less,” “CitiHome,” “CITIcares,” “MCMXXXIII,” “Lil Ms Hollywood,” “Red Ape,” and “Vintage Harlem.” Our policy is to pursue registration of our marks and to vigorously protect them.

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

Human Capital Management

The success of Citi Trends is directly attributable to our people and their passion to achieve our performance goals. We recognize the importance of attracting and retaining top talent in our workforce that reflects the neighborhoods we serve. We strive to make Citi Trends a diverse, inclusive and safe workplace, with opportunities for our associates to grow and develop in their careers, supported by competitive compensation, benefits and health and wellness programs, and by programs that build connections between our associates and their communities.

Associates. As of February 3, 2024, we had approximately 2,700 full-time and approximately 2,100 part-time associates. Of these associates, approximately 4,000 are employed in our stores and the remainder are employed in our distribution centers, buying offices and corporate office. We are not a party to any collective bargaining agreements, and none of our associates are represented by a labor union.

“CITI LIFE” - Corporate Culture. Our purpose and values culture platform is a primary driver of how our teams collaborate on projects and initiatives that contribute to our results and ability to attract new talent who desire to work for a purpose-led brand. The foundation of “Citi Life” is that Life is best when you Live BOLD, Live PROUD and Respect ALL. This is supported by our five core values that define who we are as a Company:

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

Diversity and Inclusion. We believe that a diverse and inclusive team is critical to our success. We strive to foster an intentionally inclusive, diverse and productive working environment where our associates are valued and respected. We continue to focus on attracting, developing and retaining team members that reflect the diverse communities we serve. As of February 3, 2024, 85% of our team members are African American or multicultural and 82% are female. In addition, three of our nine board members are African American females.

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

Health, Safety and Wellness. The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health, safety and wellness of our associates. We follow guidance released by state and federal health officials to create a safe environment for our associates to work and our customers to shop.

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

Neighborhood Involvement. We believe that building connections among our associates, their families and our communities creates a more meaningful, fulfilling and enjoyable workplace and a tighter-knit community. We also believe in giving back to the people and communities we serve. In August 2020, internal stakeholders convened the CITIcares Council, a diverse group of our associates who are passionate about making a difference. These associates work in every division and at every level of the company and reflect a diversity of genders, ethnicities and geographies.

Underscoring everything we do, the Council creates and oversees initiatives that drive positive change and growth for our customers and associates. It collaborates with community leaders, organizations, individuals, and established programs in local underserved communities.

Since 2022, the CITIcares Council has partnered with established Goodwill community programs. Citi Trends' donations of new, quality clothing and home goods generate funds to advance select Goodwill programs which align with our values. Our partnership is currently active in fifteen markets, and we plan to expand this partnership over time to serve more of our collective communities.

Citi Trends empowers small business owners in our store areas through our Black History Makers Grant program. Launched in 2021, the program supports Black entrepreneurs who are making an impact in their communities. It is designed to increase awareness of Black-owned businesses, and we provide ten $5,000 grants to Black business owners each year. Since its launch, CITIcares, on behalf of Citi Trends, has awarded a total of $150,000 to 30 outstanding Black entrepreneurs.

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

Risks Related to our Business and Operations

Our success depends on our ability to anticipate, identify and respond rapidly to changes in consumers’ fashion tastes, and our failure to adequately evaluate fashion trends could have an adverse effect on our business strategy, financial condition and results of operations.

The apparel industry in general and our core customer in particular are subject to rapidly evolving fashion trends and shifting consumer demands. Accordingly, our success is heavily dependent on our ability to anticipate, identify and capitalize on emerging fashion and home trends, including products, styles and materials that will appeal to our target consumers. A failure on our part to anticipate, identify or react appropriately and timely to changes in styles, trends, brand preferences and images is likely to lead to lower demand for our merchandise. This could cause, among other things, sales declines, excess inventories and higher markdowns, which could materially adversely affect our business and our brand image. Because our success depends significantly on our brand image among our core customer, damage to our brand image as a result of our failure to identify and respond to changing trends and tastes could have a material negative impact on our business. There can be no assurance that our new product offerings will have the same level of acceptance as our product offerings in the past or that we will be able to adequately and timely respond to the preferences of our customers. The failure of our product offerings to appeal to our customers could have a material adverse effect on our business strategy, results of operations and financial condition.

If we are unsuccessful in competing with our retail apparel competitors, our market share could decline or our growth could be impaired and, as a result, our business strategy, financial condition and results of operations could be negatively impacted.

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

The level of competition we face from these retailers varies depending on the product segment, as many of our competitors do not offer apparel for the entire family. Our greatest competition is generally in women’s apparel. Many of our competitors are larger than we are and have substantially greater resources than we do and, as a result, may be able to adapt better to changing market conditions, exploit new opportunities and exert greater pricing pressures on suppliers than we can. Many of these retailers have better name recognition among consumers than we do and purchase significantly more merchandise from vendors. These retailers may be able to purchase merchandise that we cannot purchase because of their name recognition and relationships with suppliers, or they may be able to purchase merchandise with better pricing concessions than we can. Our local and regional competitors have extensive knowledge of the consumer base and may be able to garner more loyalty from customers than we can. If the consumer base we serve is satisfied with the selection, quality and price of our competitors’ products, consumers may decide not to shop in our stores. Additionally, if our existing competitors or other retailers decide to focus more on our core customers, we may have greater difficulty in competing effectively. As a result of this competition, we may experience pricing pressures, increased marketing expenditures, increased costs to open new stores, as well as loss of market share, which could materially and adversely affect our business strategy, financial condition and results of operations.

Our ability to attract consumers to our stores depends on several factors, including the success of the outdoor neighborhood shopping centers where our stores are primarily located.

We locate our stores primarily in outdoor shopping centers where we believe our current and potential consumers shop. The success of an individual store can depend on favorable placement within a given shopping center and from the volume of traffic generated by the other destination retailers and the anchor stores in the shopping centers where our stores are located. We cannot control the development of alternative shopping destinations near our existing stores or the availability or cost of real estate within existing or new shopping destinations. Our business could suffer if our store locations fail to attract sufficient consumer traffic due to consumer preferences to shop on the internet or at large warehouse stores, increased competition in our shopping areas, the amount we spend on advertising, an economic slowdown or a decline in the popularity of outdoor shopping centers, or if we are unable to locate replacement locations on terms acceptable to us. If a destination retailer or anchor store in our shopping centers closes or leaves, or if there is significant deterioration of the surrounding areas in which our stores are located, it could result in reduced sales at our stores and leave us with excess inventory, which could have a material adverse effect on our financial results or business. Additionally, we are embarking on renovating a number of our stores. If these remodels do not attract new or existing customers to our stores or otherwise drive an increase in sales then this may have an adverse impact on our business and results of operations.

We do not sell our products through the internet. As the retail industry experiences an increase in online sales, our sales could be adversely affected.

The retail landscape has changed with some consumers shifting spend from traditional brick-and-mortar stores to online retailers. The continued growth of online sales could have a negative impact on our sales, as our customers may decide to make purchases through online retailers.

Our sales, inventory levels and earnings fluctuate on a seasonal basis, which makes our business more susceptible to adverse events that occur during the first and fourth quarters.

Historically, our sales and earnings are significantly higher during the first and fourth quarters each year due to the importance of the spring selling season, which includes Easter, and the fall selling season, which includes Christmas. Factors negatively affecting us during the first and fourth quarters, including adverse weather, pandemics or other seasonal public health emergencies, cybersecurity events, unfavorable economic conditions, reduced governmental assistance, and tax refund patterns for our customers, will have a greater adverse effect on our financial condition than if our business was less seasonal.

Seasonal fluctuations also affect our inventory levels. In order to prepare for the spring and fall selling seasons, we must order and keep in stock significantly more merchandise than during other parts of the year. While we believe we have a flexible supply chain, we often enter into agreements to purchase merchandise well in advance of the applicable selling season and before trends are confirmed by sales. Therefore, we are vulnerable to changes in consumer preference and demand between the time we design and order our merchandise and the season in which this merchandise will be sold. If we are not able to accurately predict customers’ preferences for our fashion items, we may have too much inventory which may result in increased markdowns and lower margins. Conversely, if we are unable to accurately predict demand for our merchandise, we could also end up with inventory shortages, which may negatively impact customer relationships, diminish brand loyalty and result in lost sales. In either event, our sales may be lower and our cost of sales may be higher than historical levels, which could have a material adverse effect on our business strategy, financial condition and results of operations.

We could experience a reduction in sales if we are unable to fulfill our current and future merchandising needs.

We depend on our suppliers for the continued availability and satisfactory quality of our merchandise. Our suppliers could discontinue selling to us at any time. Additionally, if the manufacturers or other owners of brands or trademarks terminate the license agreements under which some of our suppliers sell our products, we may be unable to obtain replacement merchandise of comparable fashion appeal or quality, in the same quantities or at the same prices. We purchase a portion of our products from suppliers that directly ship these products to our stores. These direct shipment relationships enable us to make available to our customers a wide selection of products without having to maintain large amounts of inventory. The termination or interruption of our relationships with any of these suppliers could materially adversely affect our business. In addition, a number of our suppliers are smaller, less capitalized companies and are more likely to be impacted by unfavorable general economic and market conditions than larger and better capitalized companies. These smaller suppliers may not have sufficient liquidity during economic downturns to properly fund their businesses, and their ability to supply their products to us could be negatively impacted. They may also be more vulnerable to cybersecurity threats. If we lose the services of one or more of our significant suppliers or one or more of them fail to meet our merchandising needs, we may be unable to timely or adequately replace the merchandise we currently source with merchandise provided elsewhere, which could negatively impact our sales and results of operations.

Failure to properly manage and allocate our inventory could have an adverse effect on our business strategy, sales, margins, financial condition, and results of operations.

In order to better serve our customers and maximize sales, we must properly execute our inventory management strategies by appropriately allocating merchandise among our stores, timely and efficiently distributing inventory to such locations, maintaining an appropriate mix and level of inventory in such locations, appropriately changing the allocation of floor space of stores among product categories to respond to customer demand, and effectively managing pricing and markdowns, and there is no assurance we will be able to do so. In addition, as we continue to implement new inventory allocation initiatives, there could be disruptions in inventory flow and placement. Failure to effectively execute our opportunistic inventory buying and inventory management strategies could adversely affect our business strategy, financial condition and results of operations. We also face certain risks from our use of third-party order fulfillment and direct shipping for products we do not hold in inventory such as freight cost increases, timely delivery and customer service and delays due to work stoppages.

We base our purchases of inventory, in part, on our sales forecasts. If our sales forecasts do not match customer demand, we may experience higher inventory levels and need to markdown excess or slow-moving inventory, leading to decreased profit margins, or we may have insufficient inventory to meet customer demand, leading to lost sales, either of which could adversely affect our financial performance. We also experience inventory shrinkage due to theft or damage. Higher rates of inventory shrinkage or increased security or other costs to combat inventory shrinkage could adversely affect our business strategy, results of operations and financial condition, and our efforts to contain or reduce inventory shrinkage may not be successful.

We rely on numerous third parties in the supply chain to produce and deliver the products that we sell, and our business may be negatively impacted by their failure to comply with applicable law.

Merchandise we sell in our stores is subject to quality and safety regulatory standards set by various governmental authorities. Regulations in this area may change from time to time. We rely on numerous third parties to supply quality merchandise that complies with product safety laws and other applicable laws, but these third parties may not comply with all such applicable laws. Violations of law by our importers, suppliers, manufacturers or distributors could result in delays in shipments and receipt of goods or damage our reputation, thus causing our sales to decline. Although our arrangements with our vendors frequently provide for indemnification for product liabilities, the vendors may fail to honor those obligations to an extent we consider sufficient or at all. Issues with the quality and safety of merchandise we sell in our stores, regardless of our fault, or customer concerns about such issues, could result in damage to our reputation, lost sales, uninsured product liability claims or losses, merchandise recalls, increased costs, and regulatory, civil or criminal fines or penalties, any of which could have a material adverse effect on our financial results. Further, we could incur liability with manufacturers or other owners of brands or trademarked products if we inadvertently receive and sell counterfeit brands, infringing products or unlicensed goods, which could adversely impact our results of operations. Although we endeavor to establish relationships with reputable vendors to reduce this risk, there is no guarantee that we will be successful in doing so.

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

Further, the use of social media by us and consumers has also increased the risk that our image and reputation could be negatively impacted. Imitation of our name, concept, store design or merchandise in a manner that projects lesser quality or carries a negative connotation of our brand image or other damage to our brand image and reputation in any aspect of its operations could have an adverse effect on our reputation, business strategy, financial condition and results of operations.

In addition, we cannot assure that others will not try to block the manufacture or sale of our private label merchandise by claiming that our merchandise violates their trademarks or other proprietary rights since other entities may have rights to trademarks that contain the word “Citi” or may have rights in similar or competing marks for apparel and/or accessories. Although we cannot currently estimate the likelihood of success of any such lawsuit or ultimate resolution of such a conflict, such a controversy could have an adverse effect on our business strategy, financial condition and results of operations.

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

Our ability to meet our labor needs and control labor costs is subject to various external factors, including increased market pressures with respect to prevailing wage rates, unemployment levels and health and other insurance costs; inflation, the impact of legislation or regulations governing labor relations, immigration, minimum wage, and healthcare benefits; changing demographics; the impact of future pandemics or other public health emergencies; and our reputation within the labor market. Wage rates for many of our employees are slightly above the federal minimum wage. As federal and/or state minimum wage rates increase, we may need to increase not only our employees’ wage rates that are under the new minimum, but also the wages paid to our other hourly employees. These factors, together with growing competition among potential employers, may result in increased salaries, benefits, or other employee-related costs, or may impair our ability to recruit and retain employees, which could have an adverse impact on our business strategy, financial condition and results of operations.

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

Downturns, or the expectation of a downturn, in general economic conditions, including the effects of unemployment levels, salaries and wage rates, inflation in rent, energy, food and other consumer good prices, interest rates, higher insurance costs, levels of consumer debt, changes in tax rates and policies (including delays in the distribution of tax refunds), government stimulus, consumer confidence, consumer perception of economic conditions, increased fuel costs or fuel shortages, increased shipping, transportation and distribution costs and other macroeconomic factors, could adversely affect consumer spending patterns, our sales and our results of operations. The low-income consumer, which is our core customer, is especially sensitive to these factors.

Consumer confidence may also be affected by domestic and international political or social unrest (including related protests or disturbances), acts of war or terrorism, natural disasters, pandemics or other public health emergencies, or other significant events outside of our control. These and other social, political and economic factors that contribute to consumer unease or damage to our stores, may lead to a decrease in spending by consumers or disrupt our store operations, which may negatively impact our business strategy, financial condition and results of operations. Also, because apparel generally is a discretionary purchase, declines in consumer spending patterns may have a more negative effect on apparel retailers than some other retailers. In addition, since many of our stores are located in the southeastern United States, our operations are more susceptible to regional factors than the operations of our more geographically diversified competitors. Therefore, any adverse economic conditions that have a disproportionate effect on the southeastern United States could have a greater negative effect on our sales and results of operations than on retailers with a more geographically diversified store base.

Inflation and rising commodity prices could adversely affect our business.

In addition to the impact on our customers, inflation may adversely impact our financial performance placing pressure on the prices of our products. If the cost of our products changes as a result of inflation, we may be forced to adjust our retail prices accordingly. This in turn may cause our core customer base to not purchase our products or otherwise visit our stores. We are unable to predict how long the current inflationary environment will continue or the impact of inflationary trends on consumer behavior and our sales and profitability in the future. If inflation continues or increases this will likely have a materially adverse impact on our business and results of operations.

A significant disruption to our distribution centers or retail locations could have an adverse effect on our business strategy, financial condition and results of operations.

Our ability to distribute our merchandise to our store locations in a timely manner is essential to the efficient and profitable operation of our business. We have distribution centers located in Darlington, South Carolina and Roland, Oklahoma. The efficient flow of our merchandise requires that our distribution facilities be operated effectively and have adequate capacity to support our current level of operations and any anticipated increased levels that may follow from the growth of our business. Any natural disaster or other disruption to the operation of either of these facilities or our direct shipping capabilities due to fire, accidents, public health emergencies, weather conditions, including natural disasters, cybersecurity incidents or any other cause could damage a significant portion of our inventory, impair our ability to stock our stores adequately and may result in increased supply chain costs or lost sales.

In addition, the southeastern United States, where our Darlington distribution center and many of our stores are located, is vulnerable to significant damage or destruction from hurricanes and hailstorms. The midwestern United States, where our Roland distribution center and many stores are located, is vulnerable to significant damage or destruction from tornados and hailstorms. Such weather events may become increasingly frequent or severe as a result of climate change. Although we maintain insurance on our stores, distribution centers and other facilities, the economic effects of a natural disaster that affects our distribution centers and/or a significant number of our stores could have an adverse effect on our business strategy, financial condition and results of operations.

We currently rely upon third-party transportation providers for all of our merchandise shipments to our distribution centers and our retail stores. Accordingly, we are subject to the risks, including labor disputes or strikes, union organizing activity, inclement weather, public health emergencies, supply chain interruptions, port delays, increased freight, distribution and transportation costs, associated with such providers’ ability to provide delivery services to meet outbound shipping needs. In addition, if the cost of fuel rises, the cost to deliver merchandise to our distribution centers and our retail stores may rise and such costs could have an adverse impact on our profitability. If we change the transportation providers we use, we could face logistical difficulties that could adversely affect deliveries, and we would incur costs and expend resources in connection with such change. Moreover, we may not be able to obtain terms as favorable as those received from our current independent third-party transportation providers which, in turn, would increase our costs. Failure to deliver merchandise to our distribution centers and our retail stores in a timely, effective and economically viable manner could adversely affect our business strategy, financial condition and results of operations.

We do not own or operate any manufacturing or production facilities and therefore depend upon third parties for the manufacture of all of our merchandise. The inability of a manufacturer to ship goods on time and to our specifications, or to operate in compliance with our guidelines or any other applicable laws, could negatively impact our business strategy, financial condition and results of operations.

We do not own or operate any manufacturing or production facilities. As a result, we are dependent upon our timely receipt of quality merchandise from third-party manufacturers. If our manufacturers do not ship orders to us in a timely manner or meet our quality standards, it could cause delays in responding to consumer demands or inventory shortages and negatively affect consumer confidence in the quality and value of our brand or negatively impact our competitive position. Any of these factors could have a material adverse effect on our business strategy, financial condition or results of operations. Furthermore, we are susceptible to increases in sourcing costs, which we may not be able to pass on to customers, and changes in payment terms from manufacturers, which could adversely affect our business strategy, financial condition and results of operations.

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

We also face a variety of other risks generally associated with relying on vendors that do business in foreign markets and import merchandise from abroad, such as:

●	geopolitical unrest, supply disruptions or increased shipping costs in China or the Asia-Pacific region where our third-party vendors are located;
●	natural disasters, public health emergencies or the threat of terrorism, in particular in countries where our vendors source merchandise;
●	increases in merchandise costs due to raw material price inflation or changes in purchasing power caused by fluctuations in currency exchange rates;
●	enhanced security measures at United States and foreign ports, which could delay delivery of imports;
●	imposition of new or supplemental duties, trade restrictions, sanctions, tariffs, quotas, taxes, environmental regulations, emissions standards and other charges on imports;
●	compliance with new or changing import/export controls;
●	delayed receipt or non-delivery of goods due to the failure of foreign-source suppliers to comply with import regulations, organized labor strikes or congestion at United States ports;
●	concerns about human rights and working conditions in countries where our merchandise is manufactured and produced; and
●	local business practice and political issues, including issues relating to compliance with domestic or international labor and environmental standards.

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

We may consider strategic transactions and business arrangements, including, but not limited to, acquisitions, asset purchases, partnerships, joint ventures, restructurings and investments. Any such transaction may require us to incur non-recurring or other charges, may increase our near and long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could harm our business strategy, financial condition and results of operations.

We depend upon strong cash flows from our operations, as well as cash on our balance sheet, to supply capital to fund our operations, growth, stock repurchases and any potential future interest obligations.

Our business depends upon the cash on our balance sheet as well as our operations to continue to generate strong cash flow to supply capital to support our general operating activities, to fund our growth and our return of cash to stockholders through our stock repurchase programs, if any, and to pay any interest obligations. Our inability to continue to generate sufficient cash flows to support these activities could adversely affect our growth plans, capital expenditures, operating expenses and financial performance, including our earnings per share. Changes in the capital and credit markets, including market disruptions, limited liquidity, inflation and interest rate fluctuations may increase the cost of financing or restrict our access to these potential sources of liquidity. Our continued access to these liquidity sources on favorable terms depends on multiple factors, including our operating performance and maintaining strong credit ratings. We maintain a revolving credit facility with Bank of America through April 15, 2026 which provides for a $75 million credit commitment and a $25 million uncommitted “accordion” feature that under certain circumstances could allow us to increase the size of the facility to $100 million. As of February 3, 2024, we had no borrowings outstanding under this facility. Although we currently have available a credit facility to fund our current operating needs, if necessary, we cannot be certain that we will be able to replace our existing credit facility or refinance any future debt at a reasonable cost when necessary. For example, increased volatility in the capital and credit markets or a systemic failure of the banking system in the United States or globally could potentially result in a situation in which we lose our ability to draw down funds from our revolving credit facility, lose access to our deposits and are unable to obtain financing from other sources. If our access to capital is restricted or our borrowing costs increase, our business strategy, results of operations and financial condition could be adversely impacted. We maintain deposit balances with certain financial institutions that are above the federal insurance limit. A failure of these institutions could result in loss of these deposits.

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

Risks Related to Regulatory, Legal and Cybersecurity

Changes in government regulations could have an adverse effect on our business strategy, financial condition and results of operations.

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

Continued or increased scrutiny and changing expectations surrounding sustainability matters from investors, customers, government regulators and other stakeholders may impose additional reporting requirements, additional costs and compliance risks.

Public companies from across all industries are facing increasing scrutiny from investors, customers, government regulators and other stakeholders concerning sustainability matters. In the U.S., there are various proposals for new or enhanced disclosure requirements regarding climate emissions, sustainability, workforce diversity and other human capital resources metrics, among other topics. Complying with these complex reporting obligations or expectations may increase our costs associated with compliance, disclosure and reporting. Furthermore, evolving sustainability laws, regulations and stakeholder expectations may result in uncertain and potentially burdensome reporting requirements as stakeholders, agencies and government authorities adjust their expectations or change laws and regulations, such as proposals currently under consideration regarding climate emissions reporting and auditing requirements. Failure to comply with all of the currently proposed regulatory requirements in a timely manner may adversely affect our reputation, business and financial performance.

Any failure of our management information systems or the inability of third parties to continue to upgrade and maintain our systems could have an adverse effect on our business strategy, financial condition and results of operations.

We depend on the accuracy, reliability and proper functioning of our management information systems, including the systems used to track our sales and facilitate inventory management. We also rely on our management information systems for point-of-sale, merchandise planning and allocation, replenishment and markdowns, as well as other key business functions. These functions enhance our ability to process and optimize sales while limiting markdowns and reducing inventory risk through properly marking down slow-selling styles, reordering existing styles and effectively distributing new inventory to our stores. We do not currently have redundant systems for all functions performed by our management information systems. Any interruption in these systems could impair our ability to manage our inventory effectively, which could have an adverse effect on our business strategy, financial condition or results of operations.

Our computer systems and the third-party systems we rely on are also subject to damage or interruption from a number of causes, including power outages; computer and telecommunications failures; computer viruses, malware, ransomware, phishing or distributed denial-of-service attacks; security breaches; cyber-attacks; catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes; acts of war or terrorism and design or usage errors by our employees or contractors. Compromises, interruptions or shutdowns of our systems, including those managed by third parties, whether intentional or inadvertent, could lead to delays in our business operations and, if significant or extreme, affect our financial condition or results of operations.

For example, as previously disclosed in our Form 8-K filed with the SEC on February 23, 2023, we experienced a disruption of our back office and distribution center IT systems in January 2023 due to what is known as Hive ransomware. The incident did not result in a material disruption to our business strategy, financial condition or results of operations, material costs net of insurance coverage or other adverse material consequences; however, there can be no assurance of a similar result in the future.

We depend on third-party suppliers to maintain and periodically upgrade our management information systems. Due to ever-evolving cybersecurity threats, we and our third-party service providers and vendors must continually evaluate and adapt our respective systems, processes and overall security environment. If any of these suppliers is unable to continue to maintain and upgrade these software programs and/or if we are unable to convert to alternate systems in an efficient and timely manner, it could result in an adverse effect on our business strategy, financial condition or results of operations.

Failure to maintain the security of employee, customer or vendor information could expose us to litigation, government enforcement actions and materially impact our reputation and business operations.

Over the normal course of business operations, we obtain certain private or confidential information of our employees, job applicants, customers, and vendors. If retained, this information may be stored within our internal information technology environments or hosted by third-party service providers. We have implemented security procedures and technology that are intended to safeguard this information from cybersecurity attacks and data breaches. These safeguards include, but are not limited to, routine penetration and vulnerability testing, network segmentation, strong encryption protocols, virus and malware protection, email security scanning, simulation training, vendor assessments, and on-going monitoring and patching activities. There can be no assurance that we will adhere to such measures and there is no guarantee that these measures will be adequate to safeguard against all data security breaches, system compromises or misuses of data.

Although we continue to develop, and further enhance, our systems and processes that are designed to protect personal information and prevent data loss and other security breaches and disruptions such as the one we experienced in the past, such measures cannot provide absolute security. Cyberattacks continue to evolve and there can be no assurance that a future attacker would be unable to gain access to the information we collect. These attacks can come in many forms, including computer hacking, acts of vandalism or theft, malware, ransomware, computer viruses or other malicious codes, phishing, employee error or malfeasance, catastrophes, unforeseen events or other cyber-attacks. Additionally, as we rely on third parties throughout the course of our business operations, a failure of a third-party service provider to monitor and secure their environment could lead to unauthorized access of our private or confidential information.

Any future cyberattack or a breach of our data could expose us to costly fines, private litigation and response measures, credit card brand assessments, government enforcement actions, disruption of business operations, negative publicity, erode customer confidence in the effectiveness of our data security measures, and decrease our current or potential customers’ willingness to shop in our stores which could adversely affect our business strategy, financial conditions and results of operations. Furthermore, there can be no assurance that any limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from any such liabilities or damages with respect to any particular claim.

Additionally, a failure to adhere to the payment card industry’s data security standards could lead to significant penalties from payment card associations, termination of our ability to receive credit or debit card payments, any of which could have a material adverse effect on our business strategy, financial condition and results of operations. While we maintain cyber insurance coverage, it may not be adequate for liabilities or costs actually incurred, and we cannot be certain that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage of a future claim. In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and constantly changing requirements, compliance with those requirements could also result in additional costs.

Risks Relating to Ownership of our Common Stock

Our stock price is subject to volatility.

Our stock price has been volatile in the past and may be influenced in the future by a number of factors, including:

●	actual or anticipated fluctuations in our operating results;
●	changes in preferences or spending habits of our customers;
●	changes in securities analysts’ recommendations or estimates of our financial performance or our failure to meet any such estimates;
●	changes in market valuations or operating performance of our competitors or companies similar to ours;
●	announcements by us, our competitors or other retailers, including strategic actions by us or our competitors, such as acquisitions, restructurings, significant contracts, joint marketing relationships, joint ventures or capital commitments;
●	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;
●	additions and departures of key personnel;
●	changes in accounting principles;
●	the passage of legislation or other regulatory developments affecting us;
●	the trading volume of our common stock in the public market and size of our public float;
●	changes in economic or financial market conditions, including without limitation, the systemic failure of the banking system in the United States or globally;
●	global economic, legal and regulatory factors unrelated to our performance;
●	our involvement in any litigation or investigations by government authorities, including litigation judgments, settlements or other litigation-related costs;
●	cyber events, such as the ransomware incident we experienced in January 2023;
●	natural disasters, public health emergencies, terrorist acts, acts of war or periods of civil unrest; and
●	the realization of some or all of the risks described in this section entitled “Risk Factors.”

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

We cannot provide any guaranty of future cash dividend payments or future repurchase of our common stock pursuant to a share repurchase program.

Any determination to declare and pay cash dividends on our common stock in the future (quarterly or otherwise) will be based, among other things, on our board of directors’ conclusion in each instance that the declaration and payment of a cash dividend is in the best interest of our stockholders and is in compliance with all laws and agreements applicable to the dividend and upon our financial condition, results of operations, business strategy and cash requirements. Additionally, there can be no assurance that our existing share repurchase authorizations will be completed or that our board of directors will approve additional repurchase programs in the future. We presently have no intention to reinstate the dividend, and there can be no assurance that we will resume paying dividends on a regular basis.

Provisions in our certificate of incorporation and by-laws and Delaware law may delay or prevent our acquisition by a third party.

Our third amended and restated certificate of incorporation and our fourth amended and restated by-laws contain several provisions that may make it more difficult for a third party to acquire control of us without the approval of our board of directors. These provisions include, among other things, advance notice for raising business or making nominations at stockholder meetings and “blank check” preferred stock. Blank check preferred stock enables our board of directors, without stockholder approval, to designate and issue additional series of preferred stock with such dividend, liquidation, conversion, voting or other rights, including convertible securities with no limitations on conversion, as our board of directors may determine, including rights to dividends and proceeds in a liquidation that are senior to the common stock.

We are also subject to several provisions of the Delaware General Corporation Law that could delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that might otherwise result in our stockholders receiving a premium over the market price for their common stock or may otherwise be in the best interests of our stockholders.

Our business could be negatively affected as a result of the actions of activist stockholders.

In recent years, stockholder activism, including threatened or actual proxy contests, has been directed against numerous public companies, including ours. During fiscal year 2023, we were the target of a stockholder activist, which resulted in our incurring unexpected costs. If faced with a proxy contest or other activist stockholder action in the future, we may not be able to respond successfully to the contest or action, which could be disruptive to our business. Even if we are successful, our business could be adversely affected by any proxy contest or activist stockholder action involving us because:

●	responding to proxy contests and other actions by activist stockholders can be costly and time-consuming, can disrupt operations and divert the attention of management and employees, and can lead to uncertainty;
●	perceived uncertainties as to future direction may result in the loss of potential acquisitions, collaborations or business opportunities, and may make it more difficult to attract and retain qualified personnel, business partners and suppliers; and
●	if individuals are elected to our board of directors with a specific agenda, it may adversely affect our ability to effectively implement our business strategy in a timely manner and create additional value for our stockholders.

These actions could cause the market price of our common stock to experience periods of volatility.

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.CYBERSECURITY

Risk Management and Strategy

Cybersecurity is an important component of our overall approach to risk management. We have implemented cybersecurity processes, technologies and controls to facilitate our efforts to identify, assess and manage material risks from cybersecurity threats. We leverage industry associations, third-party benchmarking, results from internal and third-party testing, and other similar resources to inform our cybersecurity programs and processes. We also adhere to applicable Payment Card Industry Data Security Standards. We have prioritized improving our cyber security posture to safeguard our systems and mitigate risks. During fiscal 2023, we made significant investments in people and technology to detect, respond, and recover from security incidents. We have developed and are executing our cybersecurity roadmap which provides the framework to continually strengthen our capabilities.

Our cybersecurity programs include physical, administrative and technical safeguards designed to help us detect and prevent cybersecurity threats and incidents. We monitor our cybersecurity programs and processes through assessments focused on evaluating effectiveness, including regular network and endpoint monitoring, vulnerability scanning and penetration testing. In addition, we have engaged third parties to perform reviews of our information security control environment, and to provide expertise on various cybersecurity programs and issues. During fiscal 2023, we partnered with an external cyber security firm to leverage their expertise and guidance in fortifying our systems from evolving threats. We also have third-party risk management processes in place used to address the risks involved with engaging third parties in our cybersecurity programs. Our cybersecurity team has established a written incident response plan in the event of an incident. We do not retain any sensitive customer data on our systems.

We provide routine awareness training for associates regarding cybersecurity best practices and their role in protecting the Company from cybersecurity attacks and testing to measure the effectiveness of our information security program.

As previously disclosed, we experienced a cybersecurity disruption at the end of Fiscal 2022, which did not result in a material impact to our business strategy, results of operations or financial condition. We have not experienced any material cybersecurity incidents in Fiscal 2023, and as of the date of this Report, we have not identified any material risks from active cybersecurity threats, including as a result of any prior cybersecurity incidents. However, despite our security measures, there can be no assurance that our cybersecurity risk management processes described will be fully implemented, complied with or effective in protecting our systems and information. While we maintain insurance to mitigate potential losses from a cybersecurity incident, such insurance may be insufficient to cover all losses or all types of claims that may arise. See Item 1A. Risk Factors in this Report for a discussion of whether and how risks from identified cybersecurity threats have materially affected or, if realized, are reasonably likely to materially affect our business strategy, results of operations or financial condition.

Governance

Management’s Role

Management is responsible for implementing our cybersecurity program on an ongoing basis to identify, assess and manage cybersecurity risks. Our cybersecurity program is led by our Vice President of Information Systems with support from our Senior Manager of IT Security & Compliance and various other team members. Our Vice President of Information Systems has over 25 years of industry experience, including more than 10 years as the leader of the Company’s technology function. On a bi-annual basis, or more frequently as needed, management informs the audit committee of material aspects of our cybersecurity program, including updates on key strategic and operational goals, assessments of cybersecurity risks, updates to any incidents, and the status of our ongoing investments in cybersecurity governance.

Board Oversight

Our board of directors considers cybersecurity risk as part of its risk oversight function. Our audit committee oversees management’s policies, programs and procedures related to cybersecurity risk management and reports to the board regarding these efforts. In addition, the audit committee receives briefings from management bi-annually, or more frequently as needed, on material aspects of our cybersecurity program.

ITEM 2.PROPERTIES

Store Locations

As of February 3, 2024, we operated 602 stores located in 33 states. Our stores average approximately 11,000 square feet of selling space and are typically located in outdoor community shopping centers that are convenient to low and moderate income customers.

We have no franchising relationships, and all of the stores are company operated. All existing 602 stores, totaling 8.0 million total square feet and 6.6 million selling square feet, are leased under operating leases. The typical store lease is for five years with options to extend the lease term for three additional five-year periods. Nearly all store leases provide us the right to cancel following an initial three-year period in the event the store does not meet pre-determined sales levels. The table below sets forth the number of stores in each of the 33 states in which we operated as of February 3, 2024:

Alabama	35
Arkansas	15
California	7
Connecticut	5
Delaware	3
Florida	52
Georgia	63
Illinois	25
Indiana	18
Iowa	3
Kansas	2
Kentucky	7
Louisiana	34
Maryland	10
Massachusetts	5
Michigan	23
Minnesota	2
Mississippi	30
Missouri	8
Nebraska	1
Nevada	3
New Jersey	2
New York	12
North Carolina	47
Ohio	30
Oklahoma	6
Pennsylvania	9
Rhode Island	1
South Carolina	41
Tennessee	18
Texas	59
Virginia	20
Wisconsin	6

Corporate Offices and Distribution Center Facilities

We own a facility in Savannah, Georgia totaling approximately 70,000 square feet, which serves as our headquarters and, to a lesser extent, as a storage facility. In addition, we currently lease a flexible office space in New York City.

We also lease and operate two distribution centers, one in Darlington, South Carolina totaling approximately 550,000 square feet and another in Roland, Oklahoma totaling approximately 565,000 square feet.

We believe our facilities are suitable and adequate to meet our current business and operational needs.

ITEM 3.LEGAL PROCEEDINGS

We are from time to time involved in various legal proceedings incidental to the conduct of our business, including claims by customers, employees or former employees. Once it becomes probable that we will incur costs in connection with a legal proceeding and such costs can be reasonably estimated, we establish appropriate reserves. While legal proceedings are subject to uncertainties and the outcome of any such matter is not predictable, we are not aware of any legal proceedings pending or threatened against us that we expect to have a material adverse effect on our business strategy, financial condition, results of operations or liquidity.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The NASDAQ Stock Market under the symbol “CTRN.” On March 25, 2024, there were 9 holders of record and approximately 3,500 beneficial holders of our common stock.

Dividends

In 2020, the Company announced it would suspend quarterly cash dividends. Any determination to declare and pay cash dividends in the future will be made by the Company’s board of directors.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

We did not repurchase any shares of our common stock during fiscal 2023. During fiscal 2022, we repurchased approximately 331,000 shares of our common stock at an aggregate purchase price of $10.0 million. As of February 3, 2024, approximately $50.0 million remained available under our previously announced share repurchase programs.

Equity Compensation Plan Information.

See Item 12 of this Report.

Stock Performance Graph

Set forth below is a line graph comparing the last five years’ percentage change in the cumulative total stockholder return on shares of our common stock against the cumulative total returns of the Russell 2000 Index and the Dow Jones US Specialty Retailers Index. This graph assumes that $100 was invested on January 31, 2019 in our common stock and in each of the market index and the industry indexes, and that all cash distributions were reinvested. Our common stock price performance shown on the graph is not indicative of future price performance.

Total Return Analysis	1/19	1/20	1/21	1/22	1/23	1/24

Citi Trends, Inc.	100.00	115.73	294.39	243.09	157.07	134.37
Russell 2000	100.00	109.21	142.16	140.45	135.70	138.96
Dow Jones US Specialty Retailers	100.00	109.87	154.82	156.21	148.97	174.71

ITEM 6.RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Discussions of our results of operations for the year ended January 28, 2023 compared to the year ended January 29, 2022 that have been omitted under this item can be found in "Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended January 28, 2023, which was filed with the United States Securities and Exchange Commission on April 13, 2023.

Executive Overview

We are a leading specialty value retailer of apparel, accessories and home trends for way less spend primarily for African American and multicultural families. Our high-quality and trend-right merchandise offerings at everyday low prices are designed to appeal to the fashion and trend preferences of value-conscious customers. As of February 3, 2024, we operated 602 stores in urban, suburban and rural markets in 33 states.

Fiscal 2023 Business Highlights

●	Elevated our in-store experience with our strong value offering, improved inventory levels and assortment optimization focused on African American and multicultural families
●	Demonstrated expense control throughout the year while investing in sales-driving initiatives such as marketing tests and inventory rebuilds
●	Opened 5 new stores, remodeled 15 stores and closed 14 stores; ended the year with 15% of the fleet upgraded to our CTx store format
●	Leveraged distribution center upgrades made in fiscal 2022 to expand shipping partnerships, resulting in freight rate improvements and greater supply chain flexibility
●	Completed the implementation of our upgraded ERP system

Fiscal 2023 Financial Highlights

●	Total sales of $747.9 million
●	Net loss of $1.46 per share
●	Cash of $79.7 million at the end of the fiscal year, with no debt

Our Strategy

We believe that Citi Trends is in a unique position to serve our loyal customer base, with a long runway for store growth and a motivated leadership team supported by a healthy balance sheet. As described in more detail in “Item 1 – Business,” we have identified four strategic areas of focus that we believe will accelerate our sales and earnings growth over the next few years:

Driving Comparable Store Productivity. We believe that we can drive sales productivity improvements by sharpening our focus on trend development and actively refining our assortment strategies, broadening the appeal of the brand and continuing to roll out the CTx store format. We believe that we have the potential to grow our fleet to approximately 1,000 locations over time, giving us the opportunity to increase our presence in African-American and multicultural geographies through both densification and new market entries.

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

Making a Difference. Our team is dedicated to our neighborhoods and committed to positively impacting the African American and multicultural neighborhoods that we serve. We’ll leverage our “CITIcares” Council to continue making an impact.

We strongly believe that our business strategy centered around these four areas will accelerate our long-term sales and earnings growth.

Uncertainties and Challenges

General Economic Conditions

We expect that our operations in the short-term will continue to be influenced by general economic conditions, including on-going inflationary pressures, which are particularly impactful to the communities we serve. Given the macro-economic environment, we expect low-income families to remain under pressure and to tightly manage their discretionary spend through the majority of fiscal 2024. In addition, we continue to monitor the impacts on our business of unemployment levels, wage inflation, interest rates, inflation rates, housing costs, energy costs, consumer confidence, consumer perception of economic conditions, costs to source our merchandise and supply chain disruptions.

Seasonality and Weather Conditions

The nature of our business is seasonal. Historically, sales in the first and fourth quarters have been higher than sales achieved in the second and third quarters of the fiscal year. In addition, sales of clothing are directly impacted by the timing of the seasons to which the clothing relates. While we have expanded our product offerings to become a one-stop shop, traffic to our stores is still influenced by weather patterns to some extent.

Cyber Disruption

As previously disclosed, in January 2023, we experienced a disruption of our back office and distribution center IT systems, (the “January 2023 cyber disruption”). In connection with this incident, third party consultants and forensic experts were engaged to assist with the restoration and remediation of the Company’s systems and, with the assistance of law enforcement, to investigate the incident. We do not retain sensitive customer data on our systems. The impact of the January 2023 cyber disruption was not material to our fiscal 2023 financial results.

In the third quarter of fiscal 2023, we received insurance proceeds (reflected on our Statement of Cash Flows) related to the January 2023 cyber disruption. This resulted in a gain of $1.2 million that is recorded in Selling, general and administrative expenses on our Statement of Operations. In fiscal 2023, we recognized $1.7 million of costs related to the cyber disruption in Selling, general and administrative expenses on our Statement of Operations. We expect to incur ongoing costs to enhance data security and take further steps to prevent unauthorized access to, or manipulation of, our systems and data. Several putative class action lawsuits have been filed against the Company and several inquiries have been made to the Company with respect to the January 2023 cyber disruption. At February 3, 2024, we had an accrual of $0.8 million for estimated losses in connection with these matters recorded in Accrued expenses on our Balance Sheet. See Note 7 to the Financial Statements for more information. For additional information on cybersecurity and cybersecurity threats, see Item 1C. Cybersecurity.

Basis of Presentation

Net sales consist of store sales and layaway fees, net of returns by customers. Cost of sales consists of the cost of products we sell and associated freight costs. Depreciation is not considered a component of cost of sales and is included as a separate line item in the consolidated statements of operations. Selling, general and administrative expenses are comprised of store costs, including payroll and occupancy costs, corporate and distribution center costs and advertising costs. The years ended February 3, 2024, January 28, 2023 and January 29, 2022 are referred to herein as fiscal 2023, fiscal 2022 and fiscal 2021, respectively. Fiscal 2023 is comprised of 53 weeks, while fiscal years 2022 and 2021 are each comprised of 52 weeks.

Results of Operations

The following discussion of our financial performance is based on the consolidated financial statements set forth in the financial pages of this Report. The nature of our business is seasonal. Results may fluctuate due to changes in our business, consumer spending patterns, and the macroeconomic environment. Furthermore, the seasonal nature of our business may affect comparisons between periods.

Net Sales and Additional Operating Data

The following table provides selected consolidated statement of operations data expressed both in dollars and as a percentage of net sales:

	Fiscal Year
	2023		2022		2021

	(dollars in thousands)
Statement of Operations Data
Net sales	$747,941	100.0%	$795,011	100.0%	$991,595	100.0%

Cost of sales (exclusive of depreciation)	(462,824)	(61.9)%	(484,022)	(60.9)%	(584,063)	(58.9)%
Selling, general and administrative expenses	(284,530)	(38.0)%	(279,177)	(35.1)%	(307,622)	(31.0)%
Depreciation	(18,990)	(2.5)%	(20,595)	(2.6)%	(20,393)	(2.0)%
Asset impairment	(1,051)	(0.1)%	—	8.1%	—	0.0%
Gain on sale-leasebacks	—	0.0%	64,088	0.0%	—	0.0%

(Loss) income from operations	(19,454)	(2.6)%	75,305	9.5%	79,517	8.0%
Interest income	3,874	0.5%	1,034	0.1%	31	0.0%
Interest expense	(306)	(0.0)%	(306)	(0.0)%	(306)	(0.0)%
(Loss) income before income taxes	(15,886)	(2.1)%	76,033	9.6%	79,242	8.0%
Income tax benefit (expense)	3,907	0.5%	(17,141)	(2.2)%	(17,002)	(1.7)%

Net (loss) income	$(11,979)	(1.6)%	$58,892	7.4%	$62,240	6.3%

The following table provides information about store activity and the change in comparable store sales for each fiscal year:

	Fiscal Year
	2023	2022	2021

Total stores open, beginning of year	611	609	585
New stores	5	12	27
Closed stores	(14)	(10)	(3)
Total stores open, end of year	602	611	609

Comparable store sales (decrease) increase (1)	(6.8)%	(22.1)%	25.1%
(1)	Stores included in the comparable store sales calculation for any year are those stores that were opened prior to the beginning of the preceding fiscal year and were still open at the end of such year. Relocated stores and expanded stores are included in the comparable store sales results, while stores that are closed permanently or for an extended period are excluded from the comparable store sales results.

Key Operating Statistics

We measure performance using key operating statistics. One of the main performance measures we use is comparable store sales growth. We define a comparable store as a store that has been open for an entire fiscal year. Therefore, a store will not be considered a comparable store until its 13th month of operation at the earliest or until its 24th month at the latest. As an example, stores opened in fiscal 2022 and fiscal 2023 were not considered comparable stores in fiscal 2023. Relocated and expanded stores are included in the comparable store sales results. Stores that are closed permanently or for an extended period are excluded from the comparable store sales results. We also use other operating statistics, most notably average sales per store, to measure our performance. As we typically occupy existing space in established outdoor community shopping centers rather than sites built specifically for our stores, store square footage (and therefore sales per square foot) varies by store. We focus on overall store sales volume as the critical driver of profitability.

Fiscal 2023 Compared to Fiscal 2022

Net Sales. Net sales decreased $47.1 million, or 5.9%, to $747.9 million in fiscal 2023 from $795.0 million in fiscal 2022. The decrease in sales was due to a 6.8% decrease in comparable store sales, as well as a decrease of $6.1 million from net store opening and closing activity. The decrease in comparable store sales was the result of continued inflationary pressures in fiscal 2023 that were particularly impactful to our core customers.

Cost of Sales (exclusive of depreciation). Cost of sales decreased $21.2 million, or 4.4%, to $462.8 million in fiscal 2023 from $484.0 million in fiscal 2022. As a percentage of net sales, cost of sales deleveraged 100 basis points to 61.9% in fiscal 2023 from 60.9% in fiscal 2022 driven by higher freight costs due to rebuilding inventory in certain categories, as well as an increase in shrinkage costs.

Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses increased $5.3 million, or 1.9%, to $284.5 million in fiscal 2023 from $279.2 million in fiscal 2022. The increase was primarily due to (1) $2.7 million of rent related to our two distribution center sale-leaseback transactions completed in fiscal 2022; (2) $1.9 million of store rent and occupancy costs; (3) $1.9 million of distribution center payroll; (4) $0.9 million for traffic driving marketing tests; and (5) $0.6 million for cloud based technology subscriptions. These increases were partially offset by $2.7 million lower insurance costs. As a percentage of sales, SG&A expenses deleveraged 290 basis points to 38.0% in fiscal 2023 from 35.1% in fiscal 2022, primarily due to the deleveraging effect of lower sales.

Depreciation. Depreciation expense decreased $1.6 million to $19.0 million in fiscal 2023 from $20.6 million in fiscal 2022.

Asset Impairment. Impairment charges for fiscal 2023 related to underperforming stores totaled $1.0 million, comprised of $0.9 million for leasehold improvements and fixtures and equipment, and $0.1 million for an operating lease right-of-use asset. There was no impairment expense in fiscal 2022.

Gain on Sale-leasebacks. In fiscal 2022, we completed sale-leaseback transactions for our distribution centers in Darlington, South Carolina and Roland, Oklahoma that resulted in a combined gain of $64.1 million.

Income Tax Benefit (Expense). Income tax benefit was $3.9 million in fiscal 2023 compared to income tax expense of $17.0 million in fiscal 2022. The difference is attributable to a pretax loss this year compared to pretax income last year that included the gain on sale-leasebacks.

Net (Loss) Income. Net loss was $12.0 million in fiscal 2023 compared to net income of $59.0 million in fiscal 2022, due to the factors discussed above.

Liquidity and Capital Resources

Capital Allocation

Our capital allocation strategy is to maintain adequate liquidity to maintain current operations while investing in opportunities to profitably grow our business, then to return excess cash to shareholders through our share repurchase programs. Our year-end cash and cash equivalents balance was $79.7 million compared to $103.5 million at the end of last year. Until required for other purposes, we maintain cash and cash equivalents in deposit or money market accounts.

Our principal sources of liquidity consist of (i) cash and cash equivalents on hand; (ii) short-term trade credit arising from customary payment terms and trade practices with our vendors; (iii) cash generated from operations on an ongoing basis; and (iv) a revolving credit facility with a $75 million credit commitment.

In fiscal 2022, we completed sale-leaseback transactions of our distribution centers in Darlington, South Carolina and Roland, Oklahoma that resulted in combined pretax proceeds of $81.1 million.

Inventory

Our year-end inventory balance was $130.4 million, compared with $105.8 million at the end of fiscal 2022. The increase was the result of targeted inventory rebuilds versus 2022 inventory levels that were too light and an earlier set of the fresh spring assortment in advance of two important selling moments – tax refund season and the earlier 2024 Easter holiday.

Capital Expenditures

Capital expenditures in fiscal 2023 were $14.9 million, a decrease of $7.4 million from the prior year, primarily due to opening fewer stores in fiscal 2023. We anticipate capital expenditures in fiscal 2024 of approximately $20 million, primarily for opening up to 5 new stores and remodeling approximately 40 stores, combined with continued investments in our systems and distribution centers.

Share Repurchases

We did not repurchase any shares of our common stock during fiscal 2023. In fiscal 2022, we returned $10.0 million to shareholders through share repurchases. See Part II, Item 5 of this Report and Note 6 to the Financial Statements for more information.

Revolving Credit Facility

We have a revolving credit facility that matures in April 2026 and provides a $75 million credit commitment and a $25 million uncommitted “accordion” feature. Additional details of the credit facility are in Note 4 to the Financial Statements. At the end of fiscal 2023, we had no borrowings under the credit facility and $1.4 million in letters of credit outstanding.

Cash Flows

Cash Flows From Operating Activities. Cash used in operating activities was $9.6 million in fiscal 2023 compared with cash provided of $5.8 million in fiscal 2022. For fiscal 2023, significant sources of cash included $3.5 million from insurance proceeds related to operating activities and a $17.9 million increase in accounts payable. Significant uses of cash included (1) a $58.3 million decrease in accrued expenses and other-long-term liabilities due primarily to payments of operating lease liabilities; (2) a $24.6 million increase in inventory due primarily to depleted inventory levels at the end of the prior year; and (3) a $3.5 million increase in income tax receivable.

For fiscal 2022, significant sources of cash included (1) $72.0 million from net income adjusted for non-cash expenses, insurance proceeds and gain on sale-leasebacks;(2) a $16.8 million decrease in inventory; and (3) a $3.4 million decrease in income tax receivable. Significant uses of cash included (1) a $54.8 million decrease in accrued expenses and other long-term liabilities due primarily to payments of operating lease liabilities; (2) an $18.3 million decrease in accounts payable due primarily to the decrease in inventory; and (3) an $15.1 million decrease in accrued compensation due to payment in the first quarter of incentive compensation accrued in the preceding fiscal year.

Cash Flows From Investing Activities. Cash used in investing activities was $13.4 million in fiscal 2023 compared to cash provided of $60.2 million in fiscal 2022. Cash used in fiscal 2023 consisted of $14.9 million for purchases of property and equipment, partially offset by $1.5 million from insurance proceeds related to investing activities. Cash provided in fiscal 2022 consisted of $81.1 million net proceeds from the sale of the buildings in the sale-leaseback transactions, partially offset by $22.3 million for purchases of property and equipment.

Cash Flows From Financing Activities. Cash used in financing activities was $0.9 million in fiscal 2023 compared with $12.2 million in fiscal 2022. Cash used in fiscal 2023 was to settle withholding taxes on the vesting of restricted stock. Cash used in fiscal 2022 was primarily for repurchases of our common stock.

Cash Requirements and Commitments

Our principal cash requirements consist of (1) inventory purchases; (2) capital expenditures to invest in our infrastructure; and (3) operational needs, including salaries, occupancy costs, taxes and other operating costs. We have also historically used cash to repurchase stock under our stock repurchase programs. Historically, we have met these cash requirements using cash flow from operations and short-term trade credit. As of February 3, 2024, our contractual commitments for operating leases totaled $307.3 million (with $57.0 million due within 12 months) and our purchase obligations for open merchandise orders totaled $132.8 million due within 12 months. See Note 8 to the Financial Statements for more information regarding lease commitments.

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

Inventory

Inventory is stated at the lower of cost (first-in, first-out basis) or net realizable value as determined by the retail inventory method for store inventory and the average cost method for distribution center inventory. Under the retail inventory method, the cost of inventory is determined by calculating a cost-to-retail ratio and applying it to the retail value of inventory. Inherent in the retail inventory calculation are certain management judgments and estimates, including, among others, merchandise markups, markdowns and shrinkage, which impact the ending inventory valuation at cost as well as resulting cost of sales. Merchandise markdowns are reflected in the inventory valuation when the price of an item is lowered in the stores. As a result, we believe the retail inventory method results in a more conservative inventory valuation than other accounting methods. We estimate and record an allowance for shrinkage for the period between the last physical count and the balance sheet date. The estimate of shrinkage can be affected by changes in actual shrinkage trends. Inventory shrinkage as a percentage of sales in fiscal 2023, fiscal 2022 and fiscal 2021 was 1.0%, 0.7% and 0.4%, respectively. The allowance for inventory shrinkage was $3.9 million as of February 3, 2024 and $5.8 million as of January 28, 2023. As a measure of sensitivity, a ten percent change in our estimated shrinkage rates as of February 3, 2024, would not have materially impacted our cost of goods sold in fiscal 2023. Many retailers have arrangements with vendors that provide for rebates and allowances under certain conditions, which ultimately affect the value of the inventory. We do not generally enter into such arrangements with our vendors. There were no material changes in the estimates or assumptions related to the valuation of inventory during fiscal 2023.

Operating Leases

We lease all of our retail store locations, our distribution centers and certain office space and equipment. All leases are classified as operating leases. We record right-of-use assets and lease liabilities based on the present value of future minimum lease payments over the lease term. In determining the present value of lease payments, we use an incremental borrowing rate that approximates the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar term. Our lessors do not provide an implicit rate, nor is one readily available, therefore we determine an incremental borrowing rate based on a buildup approach which utilizes rates and terms from the Company’s existing borrowing facility with adjustments to bridge for impacts to the rate due to differences in collateral, terms and payments. We record operating lease cost over the estimated term of the lease, which includes options to extend lease terms that are reasonably certain of being exercised, starting when possession of the property is taken from the landlord. Lease expense for fixed lease payments is recognized on a straight-line basis over the lease term. In addition, certain leases provide for contingent rents that are not measurable at inception. These contingent rents are primarily based on a percentage of net sales that are in excess of a predetermined level. These amounts are excluded from minimum rent and are included in the determination of total rent expense when it is probable that the expense has been incurred and the amount can be reasonably estimated. If an operating lease asset is impaired, the remaining operating lease asset will be amortized on a straight-line basis over the remaining lease term.

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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, “Improvement to Income Tax Disclosures (Topic 740)”, which requires additional disclosures for income tax rate reconciliations, income taxes paid, and certain other tax disclosures. ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. Adoption is required for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Citi Trends, Inc. and subsidiary (the "Company") as of February 3, 2024 and January 28, 2023, the related consolidated statements of operations, cash flows, and stockholders’ equity, for each of the three years in the period ended February 3, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 3, 2024 and January 28, 2023, and the results of its operations and its cash flows for each of the three years in the period ended February 3, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 3, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 18, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Inventory – Retail Inventory Method – Refer to Note 2 to the consolidated financial statements

Critical Audit Matter Description

Inventory is stated at the lower of cost or net realizable value as determined by the retail inventory method for store inventory. Under the retail inventory method, the cost of inventory is determined by calculating a cost-to-retail ratio and applying it to the retail value of inventory. Inherent in the retail inventory calculation are certain management judgments and estimates, including, among others, merchandise markdowns, which impact the ending inventory valuation at cost as well as resulting cost of sales. Merchandise markdowns are reflected in the inventory valuation when the price of an item is lowered in the stores.

Given the valuation of inventory under the retail inventory method requires management to make judgments and estimates, performing audit procedures to evaluate the reasonableness of the judgments and estimates related to the timing of markdowns used in the valuation of inventory required an elevated degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures to evaluate the reasonableness of the judgments and estimates related to the timing of markdowns used in the valuation of inventory included the following, among others:

●	We tested the effectiveness of controls over the measurement of inventory under the retail inventory method, including merchandise markdowns.
●	We tested the timing of markdowns by:
o	Making a selection of markdowns recorded throughout the year and after year-end to test the accuracy and timeliness of the markdowns recorded.
o	Making a selection of purchases made throughout the year; determining if those purchases were subsequently marked down; and, if marked down, that the markdown was recorded timely.

/s/ Deloitte & Touche LLP

Atlanta, Georgia

April 18, 2024

We have served as the Company's auditor since 2021.

Citi Trends, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	February 3,	January 28,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$79,706	$103,495
Inventory	130,432	105,794
Prepaid and other current assets	10,838	12,977
Income tax receivable	4,123	615
Total current assets	225,099	222,881
Property and equipment	56,231	60,106
Operating lease right of use assets	231,281	257,195
Deferred income taxes	5,105	2,893
Other assets	1,005	1,183
Total assets	$518,721	$544,258

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$100,366	$80,670
Operating lease liabilities	45,842	52,661
Accrued expenses	16,466	16,055
Accrued compensation	6,846	10,823
Layaway deposits	384	344
Total current liabilities	169,904	160,553
Noncurrent operating lease liabilities	188,810	214,939
Other long-term liabilities	2,301	2,322
Total liabilities	361,015	377,814

Stockholders’ equity:
Common stock, $0.01 par value. Authorized 32,000,000 shares; 16,354,714 shares issued as of February 3, 2024 and 16,158,494 shares issued as of January 28, 2023; 8,550,701 shares outstanding as of February 3, 2024 and 8,354,481 shares outstanding as of January 28, 2023	160	160
Paid in capital	105,686	102,445
Retained earnings	319,071	331,050
Treasury stock, at cost; 7,804,013 shares held as of February 3, 2024 and January 28, 2023	(267,211)	(267,211)
Total stockholders’ equity	157,706	166,444

Commitments and contingencies (Note 7)
Total liabilities and stockholders’ equity	$518,721	$544,258

See accompanying notes to consolidated financial statements.

Citi Trends, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Fiscal Year
	2023	2022	2021
Net sales	$747,941	$795,011	$991,595

Cost of sales (exclusive of depreciation shown separately below)	(462,824)	(484,022)	(584,063)
Selling, general and administrative expenses	(284,530)	(279,177)	(307,622)
Depreciation	(18,990)	(20,595)	(20,393)
Asset impairment	(1,051)	—	—
Gain on sale-leasebacks	—	64,088	—
(Loss) income from operations	(19,454)	75,305	79,517
Interest income	3,874	1,034	31
Interest expense	(306)	(306)	(306)
(Loss) income before income taxes	(15,886)	76,033	79,242
Income tax benefit (expense)	3,907	(17,141)	(17,002)
Net (loss) income	$(11,979)	$58,892	$62,240

Basic net (loss) income per common share	$(1.46)	$7.17	$6.98
Diluted net (loss) income per common share	$(1.46)	$7.17	$6.91

Weighted average number of shares outstanding
Basic	8,221	8,216	8,912
Diluted	8,221	8,216	9,013

See accompanying notes to consolidated financial statements.

Citi Trends, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year
	2023	2022	2021
Operating activities:
Net (loss) income	$(11,979)	$58,892	$62,240
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18,990	20,595	20,393
Non-cash operating lease costs	50,462	51,310	50,455
Asset impairment	1,051	—	—
Loss on disposal of property and equipment	238	10	201
Deferred income taxes	(2,211)	99	3,203
Insurance proceeds related to operating activities	3,483	1,575	804
Non-cash stock-based compensation expense	4,095	3,635	4,776
Gain on sale of assets or insurance related activities	(3,483)	(64,088)	—
Changes in assets and liabilities:
Inventory	(24,638)	16,826	(20,381)
Prepaid and other current assets	2,139	1,660	2,011
Other assets	178	134	(278)
Accounts payable	17,861	(18,329)	12,833
Accrued expenses and other long-term liabilities	(58,318)	(54,844)	(53,187)
Accrued compensation	(3,977)	(15,073)	(5)
Income tax payable/receivable	(3,508)	3,372	(8,610)
Layaway deposits	40	(20)	(136)
Net cash (used in) provided by operating activities	(9,577)	5,754	74,319

Investing activities:
Sales/redemptions of investment securities	—	—	35,272
Purchases of investment securities	—	—	(35,272)
Purchases of property and equipment	(14,875)	(22,287)	(29,707)
Insurance proceeds related to investing activities	1,517	1,370	192
Proceeds from sale-leasebacks	—	81,098	—
Net cash (used in) provided by investing activities	(13,358)	60,181	(29,515)

Financing activities:
Payment of debt issuance costs	—	—	(270)
Cash used to settle withholding taxes on vested restricted stock	(854)	(2,228)	(2,638)
Repurchase of common stock	—	(10,000)	(115,285)
Net cash used in financing activities	(854)	(12,228)	(118,193)
Net (decrease) increase in cash and cash equivalents	(23,789)	53,707	(73,389)

Cash and cash equivalents:
Beginning of year	103,495	49,788	123,177
End of year	$79,706	$103,495	$49,788

Supplemental disclosures of cash flow information:
Cash paid for interest	$159	$158	$176
Cash payments of income taxes	$1,813	$13,842	$22,409
Supplemental disclosures of non-cash investing activities:
Accrual for purchases of property and equipment	$2,936	$1,522	$2,847
Conversion of nonvested cash-settled units to nonvested shares under incentive plan	$—	$—	$3,415

See accompanying notes to consolidated financial statements.

Citi Trends, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock		Paid in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balances — January 30, 2021	15,981,394	$158	$95,484	$209,918	6,104,493	$(141,926)	$163,634
Vesting of nonvested shares	—	1	—	—	—	—	1
Conversion of nonvested cash-settled units to nonvested shares	123,478	—	3,415	—	—	—	3,415
Issuance of nonvested shares	23,539	—	—	—	—	—	—
Forfeiture of nonvested shares	(9,166)	—	—	—	—	—	—
Stock-based compensation expense	—	—	4,776	—	—	—	4,776
Net share settlement of nonvested shares	(28,880)	—	(2,638)	—	—	—	(2,638)
Repurchase of common stock	—	—	—	—	1,368,662	(115,285)	(115,285)
Net income	—	—	—	62,240	—	—	62,240
Balances — January 29, 2022	16,090,365	$159	$101,037	$272,158	7,473,155	$(257,211)	$116,143
Vesting of nonvested shares	—	2	—	—	—	—	2
Issuance of nonvested shares	140,441	—	—	—	—	—	—
Issuance of common stock under incentive plan, net of shares withheld for taxes	15,977	—	—	—	—	—	—
Forfeiture of nonvested shares	(42,782)	—	—	—	—	—	—
Stock-based compensation expense	—	—	3,635	—	—	—	3,635
Net share settlement of nonvested shares	(45,507)	(1)	(2,227)	—	—	—	(2,228)
Repurchase of common stock	—	—	—	—	330,858	(10,000)	(10,000)
Net income	—	—	—	58,892	—	—	58,892
Balances — January 28, 2023	16,158,494	$160	$102,445	$331,050	7,804,013	$(267,211)	$166,444
Issuance of nonvested shares	272,426	—	—	—	—	—	—
Forfeiture of nonvested shares	(39,321)	—	—	—	—	—	—
Stock-based compensation expense	—	—	4,095	—	—	—	4,095
Net share settlement of nonvested shares	(36,885)	—	(854)	—	—	—	(854)
Net loss	—	—	—	(11,979)	—	—	(11,979)
Balances — February 3, 2024	16,354,714	$160	$105,686	$319,071	7,804,013	$(267,211)	$157,706

See accompanying notes to consolidated financial statements.

Citi Trends, Inc.

Notes to Consolidated Financial Statements

1. Organization and Business

Citi Trends, Inc. and its subsidiary (the “Company”) is a leading specialty value retailer of apparel, accessories and home trends for way less spend primarily for African American and multicultural families in the United States. As of February 3, 2024, the Company operated 602 stores in urban, suburban and rural markets in 33 states.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany transactions and balances have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to January 31 of each year. The years ended February 3, 2024, January 28, 2023 and January 29, 2022 are referred to as fiscal 2023, fiscal 2022 and fiscal 2021, respectively, in the accompanying consolidated financial statements. Fiscal 2023 has a 53-week accounting period, and fiscal years 2022 and 2021 are each comprised of 52 weeks.

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

Inventory

Inventory is stated at the lower of cost (first-in, first-out basis) or net realizable value as determined by the retail inventory method for store inventory and the average cost method for distribution center inventory. Under the retail inventory method, the cost of inventory is determined by calculating a cost-to-retail ratio and applying it to the retail value of inventory. Merchandise markdowns are reflected in the inventory valuation when the retail price of an item is lowered in the stores. Inventory is recorded net of an allowance for shrinkage based on the most recent physical inventory counts and other assumptions for shrinkage activity. The allowance for inventory shrinkage was $3.9 million as of February 3, 2024 and $5.8 million as of January 28, 2023.

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

Impairment of Long-Lived Assets

If facts and circumstances indicate that a long-lived asset may be impaired, the carrying value is reviewed. If this review indicates that the carrying value of the asset group will not be recovered as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value. There was non-cash impairment expense in fiscal 2023 of $1.0 million consisting of $0.9 million for leasehold improvements and fixtures and equipment at underperforming stores, and $0.1 for a right of use asset. There was no impairment expense in 2022 or 2021.

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

Sales Returns

The Company allows customers to return merchandise for up to thirty days after the date of sale. Expected refunds to customers are recorded based on estimated margin using historical return information. The refund liability for merchandise returns is recorded in accrued expenses on the consolidated balance sheet and totaled $0.2 million and $0.3 million as of February 3, 2024 and January 28, 2023, respectively. The corresponding asset for the recoverable cost of expected refunds is included in prepaid and other current assets and totaled $0.1 million as of both February 3, 2024 and January 28, 2023.

Disaggregation of Revenue

In the following table, the Company’s revenue is disaggregated by “Citi” or major product category. The following table provides the percentage of net sales for each Citi within the merchandise assortment:

	Fiscal Year
Citis	2023	2022	2021
Ladies	27%	26%	26%
Kids	23%	23%	22%
Accessories & Beauty	17%	18%	18%
Mens	17%	17%	18%
Home & Lifestyle	9%	8%	9%
Footwear	7%	8%	7%

Cost of Sales

Cost of sales includes the cost of inventory sold during the period and transportation costs, including inbound freight related to inventory sold, freight from the distribution centers to the stores and freight from vendors to stores, net of discounts and allowances. Distribution center costs, store occupancy expenses and advertising expenses are not considered components of cost of sales and are included as part of selling, general and administrative expenses. Depreciation is also not considered a component of cost of sales and is included as a separate line item in the consolidated statements of operations. Distribution center costs (exclusive of depreciation) for fiscal 2023, 2022 and 2021 were $31.0 million, $26.3 million and $24.9 million, respectively.

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

The following table provides a reconciliation of the number of average common shares outstanding used to calculate basic earnings per share to the number of common shares and common stock equivalents outstanding used in calculating diluted earnings per share:

	Fiscal Year
	2023	2022	2021
Weighted average number of common shares outstanding	8,221,450	8,216,448	8,911,810
Incremental shares from assumed vesting of nonvested restricted stock	—	—	101,122
Average number of common shares and common stock equivalents outstanding	8,221,450	8,216,448	9,012,932

The dilutive effect of stock-based compensation arrangements is accounted for using the treasury stock method. The Company includes as assumed proceeds the amount of compensation costs attributed to future services and not yet recognized. For fiscal 2023, 2022 and 2021, respectively, there were 273,000, 218,000 and 47,000 shares of nonvested restricted stock excluded from the calculation of diluted earnings per share because of antidilution.

Advertising

The Company expenses advertising as incurred. Advertising expense for fiscal 2023, 2022 and 2021 was $1.6 million, $0.8 million and $1.2 million, respectively.

Operating Leases

The Company leases all of its retail store locations, its distribution centers and certain office space and equipment. All leases are classified as operating leases. The Company records right-of-use assets and lease liabilities based on the present value of future minimum lease payments using an incremental borrowing rate. The incremental borrowing rate is determined based on rates and terms from the Company’s existing borrowing facility with adjustments to bridge for differences in collateral, terms and payments. Lease costs are recognized over the estimated term of the lease, which includes any reasonably certain lease periods associated with available renewal periods. Lease expense for fixed lease payments is recognized on a straight-line basis over the lease term. In addition, certain leases provide for contingent rents that are not measurable at inception. These contingent rents are primarily based on a percentage of net sales that are in excess of a predetermined level. These amounts are excluded from minimum rent and included in the determination of total rent expense when it is probable that the expense has been incurred and the amount can be reasonably estimated. If an operating lease asset is impaired, the remaining operating lease asset will be amortized on a straight-line basis over the remaining lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

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

New Accounting Pronouncement

In December 2023, the FASB issued ASU 2023-09, “Improvement to Income Tax Disclosures (Topic 740)”, which requires additional disclosures for income tax rate reconciliations, income taxes paid, and certain other tax disclosures. ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. Adoption is required for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

3. Property and Equipment, net

Property and equipment, net, consists of the following (in thousands):

	February 3,	January 28,
	2024	2023
Buildings	$4,786	$4,786
Leasehold improvements	131,143	128,522
Furniture, fixtures and equipment	138,980	137,464
Computer equipment	56,666	50,457
Construction in progress	1,102	1,402
	332,677	322,631
Accumulated depreciation	(276,446)	(262,525)
	$56,231	$60,106

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

As of February 3, 2024, the Company had no borrowings under the credit facility and $1.4 million of letters of credit outstanding.

5. Income Taxes

Income tax benefit (expense) consists of the following (in thousands):

	Fiscal Year
	2023	2022	2021
Current:
Federal	$2,025	$(12,616)	$(11,326)
State	(329)	(4,426)	(2,473)
Total current	1,696	(17,042)	(13,799)
Deferred:
Federal	2,635	(1,031)	(2,629)
State	(424)	932	(574)
Total deferred	2,211	(99)	(3,203)
Total income tax benefit (expense)	$3,907	$(17,141)	$(17,002)

Income tax benefit (expense) computed using the federal statutory rate is reconciled to the reported income tax benefit (expense) as follows (in thousands):

	Fiscal Year
	2023	2022	2021
Statutory rate applied to income before income taxes	$3,337	$(15,967)	$(16,641)
State income taxes, net of federal benefit	240	(2,738)	(2,936)
State tax credits	(167)	(268)	152
State tax credits - valuation allowance (net of federal benefit)	(774)	393	158
General business credits	1,840	1,871	1,433
Nondeductible compensation	—	(44)	(455)
Excess (deficit) tax benefits from stock-based compensation	(519)	(507)	1,226
Other	(50)	119	61
Income tax benefit (expense)	$3,907	$(17,141)	$(17,002)

Deferred tax assets and deferred tax liabilities consist of the following (in thousands):

	February 3,	January 28,
	2024	2023
Deferred tax assets:
Inventory capitalization	$2,422	$1,627
Vacation liability	489	911
Operating lease liabilities	59,556	67,075
State tax credits	2,599	2,765
Stock compensation	1,059	1,178
Insurance liabilities	855	972
Research and development	1,399	811
Net operating loss and charitable contribution carryforwards	2,434	—
Other	507	605
Subtotal deferred tax assets	71,320	75,944
Less: State tax credits valuation allowance - net	(1,937)	(1,163)
Total deferred tax assets	69,383	74,781

Deferred tax liabilities:
Right of use asset	(57,690)	(65,130)
Book and tax depreciation differences	(6,115)	(5,798)
Prepaid expenses	(473)	(960)
Total deferred tax liabilities	(64,278)	(71,888)
Net deferred tax asset	$5,105	$2,893

The Company files income tax returns in U.S. federal and state jurisdictions where it does business and is subject to examinations by the Internal Revenue Service (“IRS”) and other taxing authorities. With a few exceptions, the Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years prior to fiscal 2019. The Company reviews and assesses uncertain tax positions, if any, with recognition and measurement of tax benefit based on a “more-likely-than-not” standard with respect to the ultimate outcome, regardless of whether this assessment is favorable or unfavorable. As of February 3, 2024, there were no material benefits taken on the Company’s income tax returns that do not qualify for financial statement recognition. If a tax position does not meet the minimum statutory threshold to avoid payment of penalties and interest, a company is required to recognize an expense for the amount of the interest and penalty in the period in which the company claims or expects to claim the position on its tax return. For financial statement purposes, companies are allowed to elect whether to classify such charges as either income tax expense or another expense classification. Should such expense be incurred in the future, the Company will classify such interest as a component of interest expense and penalties as a component of income tax expense.

At February 3, 2024, the Company had income tax net operating loss (“NOL”) carryforwards for federal purposes of $9.5 million (gross) and for state purposes of $0.4 million (tax effected). The federal tax NOL carryforwards have an indefinite carryforward, but are limited to offsetting 80% of taxable income in future years. The majority of state tax NOL carryforwards either follow federal indefinite carryforward or begin to expire in 2038, with one jurisdiction expiring in 2028.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible and income tax credits may be utilized, management believes it is more likely than not that the Company will realize the benefits of these deductible differences with the exception of certain tax credits available in one state. Beginning in 2011, the Company concluded that its ability to utilize a portion of such state’s tax credits was no longer more likely than not. Such recognition resulted in the establishment of a valuation allowance which necessitated a charge to income tax expense and a reduction in deferred tax assets. Subsequent to 2011, the Company has continued to earn such state credits and has further adjusted the related valuation allowance. At February 3, 2024, the valuation allowance, net of federal tax benefit, totaled $1.9 million.

The effective income tax rate for fiscal 2023, 2022 and 2021 included the recognition of benefits arising from various federal and state tax credits. Under current IRS and state income tax regulations, these credits may be carried back for one year or carried forward for periods up to 20 years. The income tax benefit included $2.2 million, $1.6 million and $1.6 million related to such credits in each of fiscal 2023, 2022 and 2021, respectively.

6. Stockholders’ Equity

Repurchases of common stock

The Company periodically repurchases shares of its common stock under board-authorized repurchase programs. Such repurchases may be made in the open market, through block trades or through other negotiated transactions. Share repurchases are as follows (in thousands, except per share data):

	Fiscal Year
	2023	2022	2021
Total number of shares purchased	—	331	1,369
Average price paid per share (including commissions)	$—	$30.22	$84.23
Total investment	$—	$10,000	$115,285

At February 3, 2024, $50.0 million remained available under the Company’s previously announced stock repurchase authorization.

Stock-Based Compensation

The Company maintains the Citi Trends, Inc. Incentive Plan (the “Plan”) which permits the grant of stock-based incentive awards to employees, officers, directors and consultants. The Plan provides for the grant of incentive and nonqualified options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other forms of stock-based and cash-based compensation. At February 3, 2024, the Company had 361,841 shares reserved for future grants under the Plan. During fiscal 2023, 2022 and 2021, non-cash stock-based compensation expense recorded in selling and general and administrative expenses totaled $4.1 million, $3.6 million and $4.8 million, respectively. The income tax expense (benefit) resulting from the fair market value of restricted stock at vesting versus the cumulative compensation cost of such stock is recorded as a component of income tax expense and was $0.5 million, $0.5 million and ($1.2) million, respectively.

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

The following table summarizes activity related to nonvested restricted stock and PSUs during fiscal 2023:

	Time-Based Restricted Stock		Performance-Based Restricted Stock Units
		Weighted Average		Weighted Average
	Nonvested	Grant Date	Nonvested	Grant Date
	Shares	Fair Value	Units	Fair Value
Outstanding as of January 28, 2023	195,509	$43.41	72,590	$44.60
Granted	272,479	16.97	107,826	16.08
Vested	(117,785)	44.89	—	—
Forfeited	(39,321)	26.39	(80,949)	41.65
Outstanding as of February 3, 2024	310,882	$21.83	99,467	$16.08

At February 3, 2024, there was $4.1 million of unrecognized compensation expense related to restricted stock. Based on current probable performance, we have determined no compensation expense is required on our PSUs.

Stockholder Right Agreement

On December 6, 2023, the board of directors adopted a limited duration stockholder protection rights plan, pursuant to which the board declared a dividend of one preferred share purchase right (a “Right”) for each of the Company’s issued and outstanding shares of common stock, par value $0.01 per share. The dividend was paid to the stockholders of record at the close of business on December 18, 2023. Each Right entitles the registered holder, subject to the terms of the Rights Agreement (as defined below), to purchase from the Company one ten-thousandth of a share of the Company’s Series A Junior Participating Preferred Stock, par value $0.01 per share, at a price of $120.00, subject to certain adjustments. The Rights are governed by the Stockholder Protection Rights Agreement, dated as of December 6, 2023 (the “Rights Agreement”), by and between the Company and Equiniti Trust Company, LLC, and are exercisable only after the occurrence of certain conditions set forth in the Rights Agreement. The Rights Agreement expires upon the close of business on December 4, 2024, but may expire earlier upon the occurrence of certain events set forth in the Rights Agreement.

7. Commitments and Contingencies

The Company from time to time is involved in various legal proceedings incidental to the conduct of its business, including claims by customers, employees or former employees. Once it becomes probable that the Company will incur costs in connection with a legal proceeding and such costs can be reasonably estimated, it establishes appropriate reserves.

In connection with the previously disclosed January 2023 cyber disruption, four putative class action lawsuits were filed against the Company in the United States District Court for the Southern District of Georgia (the “Court”). These matters, Matousek et al v. Citi Trends, Inc.; Sienna Thomas v. Citi Trends, Inc.; Yeimy Sambrano v. Citi Trends, Inc.; Sabrina Green-Fogg v. Citi Trends, Inc. were filed in the second half of 2023, and consolidated into one case by the Court on November 8, 2023. The plaintiffs allege harm in connection with the January 2023 cyber disruption and assert a variety of claims seeking unspecified monetary damages and other related relief. A consolidated class action complaint was filed on February 15, 2024, adding an additional plaintiff, Shykira Scott. The Company is vigorously defending these lawsuits and filed a motion to dismiss the consolidated class action complaint, as well as a motion to compel individual arbitration and dismiss or stay actions on March 22, 2024. In addition, the Attorneys General of Alabama, Connecticut, Indiana and Texas sent inquiry letters to the Company regarding the January 2023 cyber disruption, which the Company has answered. As of the end of fiscal 2023, the Company had an accrual of $0.8 million for estimated losses in connection with these matters recorded in Accrued expenses. The ultimate loss to the Company for these matters could be materially different from the amount the Company has accrued. The Company cannot predict or estimate the duration or ultimate outcome of these matters. The Company is unable to predict whether it may be subject to other lawsuits, claims or inquiries.

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

The Company is also party to purchase obligations for open merchandise orders of $132.8 million that is due within 12 months.

8. Leases

The Company leases its retail store locations, its distribution centers and certain office space and equipment. Leases for store locations are typically for a term of five years with options to extend for one or more five-year periods. In fiscal 2022, the Company completed sale-leasebacks of its distribution centers. The Darlington, South Carolina distribution center lease has a 20-year lease term with the option to extend for six additional periods of five years each. The Roland, Oklahoma distribution center has a 15-year lease term with the option to extend for six additional periods of five years each. The sale-leaseback transactions resulted in a gain of approximately $64.1 million in the Statement of Operations for the year ended January 28, 2023.

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

Total lease cost is comprised of operating lease costs, short-term lease costs and variable lease costs, which include rent paid as a percentage of sales, common area maintenance, real estate taxes and insurance for the Company’s real estate leases. Lease costs consisted of the following (in thousands):

	Fiscal Year
	2023	2022	2021
Operating lease cost	$62,163	$60,167	$52,737
Variable lease cost	11,070	9,911	10,938
Short term lease cost	1,598	1,395	1,091
Total lease cost	$74,831	$71,473	$64,766

Future minimum lease payments as of February 3, 2024 are as follows (in thousands):

Fiscal Year	Lease Costs
2024	$57,012
2025	52,638
2026	41,363
2027	30,650
2028	22,674
Thereafter	102,932
Total future minimum lease payments	307,269
Less: imputed interest	(72,617)	(1)
Total present value of lease liabilities	$234,652	(2)

(1)	Calculated using the discount rate for each lease.
(2)	Includes short-term and long-term portions of operating leases.

Certain operating leases provide for fixed monthly rents, while others provide for contingent rents computed as a percentage of net sales and others provide for a combination of both fixed monthly rents and contingent rents computed as a percentage of net sales.

Supplemental cash flow and other information related to operating leases are as follows (in thousands, except for weighted average amounts):

	Fiscal Year
	2023	2022	2021
Cash paid for operating leases	$68,371	$56,053	$56,932
Right of use assets obtained in exchange for new operating lease liabilities	$27,836	$101,241	$75,359

Weighted average remaining lease term (years) - operating leases	7.54	7.83	5.32
Weighted average discount rate - operating leases	5.04%	4.49%	2.86%

9. Subsequent Event

As previously disclosed in the Company’s Form 8-K filed on February 29, 2024, the Company entered into a Cooperation Agreement (the “Cooperation Agreement”) with Fund 1 Investments, LLC, a Delaware limited liability company (the “Investor”) on February 28, 2024.

Pursuant to the Cooperation Agreement, the Company (i) appointed certain individuals as an observer to the Company’s Board of Directors to serve as such until the conclusion of the 2024 annual meeting of stockholders (ii) agreed to nominate each of the individuals for election to the Board at the 2024 Annual Meeting; and (iii) accepted the retirement, effective as of the conclusion of the 2024 Annual Meeting, of three incumbent directors. The Cooperation Agreement also gives the Investor, contingent upon the Investor satisfying certain conditions, replacement rights with respect to those new directors. In addition, the Investor agreed to vote all Voting Securities (as defined in the Cooperation Agreement) beneficially owned by it or its affiliates at the 2024 Annual Meeting in accordance with the Board’s recommendations with respect to any and all proposals, with limited and specified exceptions.

The Investor also agreed to certain customary standstill provisions prohibiting it from, among other things, (i) soliciting proxies; (ii) advising or knowingly encouraging any person with respect to the voting or disposition of any securities of the Company, subject to limited exceptions; (iii) making public announcements regarding certain transactions involving the Company; and (iv) taking actions to change or influence the Board, management or the direction of certain Company matters; in each case as further described in the Cooperation Agreement. Until the Termination Date (as defined in the Cooperation Agreement), the Company and Investor also agreed to certain mutual non-disparagement provisions.

The Cooperation Agreement will terminate on the date that is the earlier of (i) 30 days prior to the opening of the window for the submission of stockholder director nominations for the Company’s 2025 annual meeting of stockholders and (ii) 150 days prior to the one-year anniversary of the 2024 Annual Meeting (the earlier of (i) and (ii), the Termination Date).

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of February 3, 2024, based on the criteria described in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our management concluded that our internal control over financial reporting was effective based on those criteria as of February 3, 2024.

Our independent registered public accounting firm, Deloitte & Touche LLP, audited the effectiveness of our internal control over financial reporting as of February 3, 2024, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Citi Trends, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Citi Trends, Inc. and subsidiary (the “Company”) as of February 3, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended February 3, 2024, of the Company and our report dated April 18, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Atlanta, Georgia

April 18, 2024

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fourth quarter ended February 3, 2024, no director or officer adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item with respect to our executive officers and directors, compliance by our directors, executive officers and certain beneficial owners of our common stock with Section 16(a) of the Exchange Act, the committees of our board of directors, our audit committee financial expert and our code of ethics is incorporated herein by reference to information under the captions entitled “Board of Directors and Committees of the Board of Directors,” “Executive Officers,” and “Delinquent Section 16(a) Reports” in our definitive proxy statement for our 2024 Annual Meeting of Stockholders (or will be filed by amendment to this Report).

ITEM 11.EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to information under the captions entitled “Executive Compensation,” “Board of Directors and Committees of the Board of Directors” and “Compensation Committee Report” in our definitive proxy statement for our 2024 Annual Meeting of Stockholders (or will be filed by amendment to this Report).

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the information under the captions entitled “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation – Equity Compensation Plan Information” in our definitive proxy statement for our 2024 Annual Meeting of Stockholders (or will be filed by amendment to this Report).

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information under the captions entitled “Certain Relationships and Related Party Transactions” and “Board of Directors and Committees of the Board of Directors” in our definitive proxy statement for our 2024 Annual Meeting of Stockholders (or will be filed by amendment to this Report).

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information under the caption entitled “Ratification of Independent Registered Public Accounting Firm” in our definitive proxy statement for our 2024 Annual Meeting of Stockholders (or will be filed by amendment to this Report).

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

3.3

Certificate of Designation of Series A Junior Participating Preferred Stock of Citi Trends, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2023)

4.1

Specimen certificate for shares of common stock, $.01 par value (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-123028) filed with the SEC on April 29, 2005)

4.2	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed with the SEC on May 14, 2020)

4.3

Stockholder Protection Rights Agreement, dated as of December 6, 2023, between Citi Trends, Inc. and Equiniti Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2023)

10.1

Credit Agreement, dated October 27, 2011 among Citi Trends, Inc., as Borrower, its wholly owned subsidiary, as Guarantor, and Bank of America, N.A., as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2011)

10.2

First Amendment to Credit Agreement, dated as of August 18, 2015, by and among Citi Trends, Inc., as Borrower, Citi Trends Marketing Solutions, Inc., as Guarantor, and Bank of America, N.A., as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2015)

10.3

Second Amendment to Credit Agreement and Waiver, dated as of May 12, 2020, by and among Citi Trends, Inc., as Borrower, Citi Trends Marketing Solutions, Inc., as Guarantor, and Bank of America, N.A., as Lender (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed with the SEC on May 14, 2020)

10.4

Third Amendment to Credit Agreement, dated as of April 15, 2021, by and among the Company, as Borrower, Citi Trends Marketing Solutions, Inc., as Guarantor, and Bank of America, N.A., as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 15, 2021)

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

Exhibit No.	Description
*10.9

Form of Restricted Stock Award Agreement for Directors under the Citi Trends, Inc. 2021 Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on September 8, 2021)

*10.10

Form of Restricted Stock Unit Award Agreement for Employees under the Citi Trends, Inc. 2012 Incentive Plan (Performance Based Vesting – EBITDA Target) (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K filed with the SEC on April 17, 2019)

*10.11

Form of Restricted Stock Unit Award Agreement for Employees under the Citi Trends, Inc. 2012 Incentive Plan (Performance Based Vesting – EBIT Target) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on June 11, 2020)

*10.12

Form of Restricted Stock Unit Award Agreement for Employees under the Citi Trends, Inc. 2012 Incentive Plan (Performance Based Vesting – EBIT Target) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on June 9, 2021)

*10.13

Form of Restricted Stock Award Agreement for Directors under the Citi Trends, Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 29, 2012)

*10.14

Form of Restricted Stock Unit Award Agreement for Employees under the Citi Trends, Inc. 2021 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on September 6, 2023)

*10.15

Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and Ivy D. Council dated March 26, 2018 (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A filed with the SEC on March 15, 2019)

*10.16

Severance Agreement between the Company and Ivy D. Council dated March 26, 2018 (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A filed with the SEC on March 15, 2019)

*10.17

Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and Lisa Powell dated August 16, 2019 (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed with the SEC on May 14, 2020)

*10.18

Severance Agreement between the Company and Lisa Powell dated August 16, 2019 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed with the SEC on May 14, 2020)

*10.19

Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and Charles Hynes dated October 25, 2019 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed with the SEC on May 14, 2020)

*10.20

Severance Agreement between the Company and Charles Hynes dated October 25, 2019 (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed with the SEC on May 14, 2020)

*10.21

Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and Jason Moschner dated January 13, 2020 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed with the SEC on April 14, 2021)

Exhibit No.	Description
*10.22

Severance Agreement between the Company and Jason Moschner dated January 13, 2020 (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed with the SEC on April 14, 2021)

*10.23

Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and David N. Makuen dated February 17, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 21, 2020)

*10.24

Severance Agreement between the Company and David N. Makuen dated February 17, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 21, 2020)

*10.25

Employment Non-Compete, Non-Solicit and Confidentiality Agreement, dated as of June 27, 2022, between Citi Trends, Inc. and Heather Plutino (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2022)

*10.26

Severance Agreement, dated as of June 27, 2022, between Citi Trends, Inc. and Heather Plutino (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2022)

*10.27

Employment Non-Compete, Non-Solicit and Confidentiality Agreement, dated as of February 15, 2023, between Citi Trends, Inc. and Vivek Bhargava (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on June 7, 2023)

*10.28

Severance Agreement, dated as of February 15, 2023, between Citi Trends, Inc. and Vivek Bhargava (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on June 7, 2023)

10.29

Agreement for Purchase and Sale of Real Property, dated as of March 14, 2022, between Citi Trends, Inc. and an affiliate of Oak Street Real Estate Capital, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on June 9, 2022)

10.30

Lease Agreement, dated April 19, 2022, between Citi Trends, Inc. and CTDASC001 LLC (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on September 8, 2022)

10.31

Lease Agreement, dated September 6, 2022, between Citi Trends, Inc. and CTROOK2 LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on December 8, 2022)

+21.1	Subsidiary of the Registrant

+23.1	Consent of Deloitte & Touche LLP

+31.1	Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+31.2	Certification of Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description
+97.1	Citi Trends, Inc. Policy for Recovery of Erroneously Awarded Compensation, adopted December 1, 2023

+101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K

+104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set

+	Filed herewith
*	Indicates management contract or compensatory plan or arrangement.

ITEM 16.FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITI TRENDS, INC.

(Registrant)

Date: April 18, 2024	By	/s/ David N. Makuen
David N. Makuen
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David N. Makuen	Chief Executive Officer	April 18, 2024
David N. Makuen	(Principal Executive Officer) and Director

/s/ Heather Plutino	Chief Financial Officer	April 18, 2024
Heather Plutino	(Principal Financial and Accounting Officer)

/s/ Peter R. Sachse	Executive Chairman of the Board of Directors	April 18, 2024
Peter R. Sachse

/s/ Brian P. Carney	Director	April 18, 2024
Brian P. Carney

/s/ Jonathan Duskin	Director	April 18, 2024
Jonathan Duskin

/s/ Christina Francis	Director	April 18, 2024
Christina Francis

/s/ Laurens M. Goff	Director	April 18, 2024
Laurens M. Goff

/s/ Margaret L. Jenkins	Director	April 18, 2024
Margaret L. Jenkins

/s/ Cara Sabin	Director	April 18, 2024
Cara Sabin

/s/ Kenneth D. Seipel	Director	April 18, 2024
Kenneth D. Seipel