Form 10-Q
period 2024-05-04
Citi Trends Inc
filed 2024-06-12
CIK 1318484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number  000-41886

CITI TRENDS, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-2150697
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

104 Coleman Boulevard
Savannah, Georgia	31408
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (912) 236-1561

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	CTRN	NASDAQ Stock Market

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

As of May 25, 2024, the registrant had 8,595,297 outstanding shares of common stock, $0.01 par value per share.

CITI TRENDS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Citi Trends, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share data)

	May 4,	February 3,
	2024	2024
Assets
Current assets:
Cash and cash equivalents	$58,169	$79,706
Inventory	119,014	130,432
Prepaid and other current assets	14,002	10,838
Income tax receivable	3,813	4,123
Total current assets	194,998	225,099
Property and equipment, net of accumulated depreciation of $288,437 and $276,446 as of May 4, 2024 and February 3, 2024, respectively	53,352	56,231
Operating lease right of use assets	226,918	231,281
Deferred income taxes	7,877	5,105
Other assets	957	1,005
Total assets	$484,102	$518,721

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$72,269	$100,366
Operating lease liabilities	45,428	45,842
Accrued expenses	15,191	16,466
Accrued compensation	9,245	6,846
Layaway deposits	843	384
Total current liabilities	142,976	169,904
Noncurrent operating lease liabilities	184,463	188,810
Other long-term liabilities	1,831	2,301
Total liabilities	329,270	361,015

Stockholders’ equity:
Common stock, $0.01 par value. Authorized 32,000,000 shares; 16,340,729 shares issued as of May 4, 2024 and 16,354,714 shares issued as of February 3, 2024; 8,536,716 shares outstanding as of May 4, 2024 and 8,550,701 shares outstanding as of February 3, 2024	161	160
Paid in capital	106,237	105,686
Retained earnings	315,645	319,071
Treasury stock, at cost; 7,804,013 shares held as of May 4, 2024 and February 3, 2024	(267,211)	(267,211)
Total stockholders’ equity	154,832	157,706

Commitments and contingencies (Note 6)
Total liabilities and stockholders’ equity	$484,102	$518,721

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Thirteen Weeks Ended
	May 4,	April 29,
	2024	2023
Net sales	$186,289	$179,688

Cost of sales (exclusive of depreciation)	(114,254)	(113,659)
Selling, general and administrative expenses	(74,211)	(70,807)
Depreciation	(4,793)	(4,681)
Loss from operations	(6,969)	(9,459)
Interest income	849	1,023
Interest expense	(79)	(75)
Loss before income taxes	(6,199)	(8,511)
Income tax benefit	2,773	1,876
Net loss	$(3,426)	$(6,635)

Basic net loss per common share	$(0.42)	$(0.81)
Diluted net loss per common share	$(0.42)	$(0.81)

Weighted average number of shares outstanding
Basic	8,253	8,182
Diluted	8,253	8,182

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Thirteen Weeks Ended
	May 4,	April 29,
	2024	2023
Operating activities:
Net loss	$(3,426)	$(6,635)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,793	4,681
Non-cash operating lease costs	12,013	12,955
Loss on disposal of property and equipment	15	23
Deferred income taxes	(2,772)	(1,501)
Non-cash stock-based compensation expense	884	935
Changes in assets and liabilities:
Inventory	11,418	(8,528)
Prepaid and other current assets	(3,164)	(874)
Other assets	48	49
Accounts payable	(28,097)	9,179
Accrued expenses and other long-term liabilities	(14,494)	(19,982)
Accrued compensation	2,399	(2,337)
Income tax receivable/payable	310	(1,588)
Layaway deposits	459	568
Net cash used in operating activities	(19,614)	(13,055)
Investing activities:
Purchases of property and equipment	(1,590)	(950)
Net cash used in investing activities	(1,590)	(950)
Financing activities:
Cash used to settle withholding taxes on the vesting of nonvested restricted stock	(333)	(783)
Net cash used in financing activities	(333)	(783)
Net decrease in cash and cash equivalents	(21,537)	(14,788)
Cash and cash equivalents:
Beginning of period	79,706	103,495
End of period	$58,169	$88,707

Supplemental disclosures of cash flow information:
Cash paid for interest	$41	$39
Cash (refunds) payments of income taxes	$(310)	$1,213
Supplemental disclosures of non-cash investing activities:
Accrual for purchases of property and equipment	$338	$1,031

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Paid in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balances — February 3, 2024	16,354,714	$160	$105,686	$319,071	7,804,013	$(267,211)	$157,706
Vesting of nonvested shares	—	1	—	—	—	—	1
Issuance of nonvested shares	2,811	—	—	—	—	—	—
Forfeiture of nonvested shares	(5,178)	—	—	—	—	—	—
Stock-based compensation expense	—	—	884	—	—	—	884
Net share settlement of nonvested shares	(11,618)	—	(333)	—	—	—	(333)
Net loss	—	—	—	(3,426)	—	—	(3,426)
Balances — May 4, 2024	16,340,729	$161	$106,237	$315,645	7,804,013	$(267,211)	$154,832

	Common Stock		Paid in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balances — January 28, 2023	16,158,494	$160	$102,445	$331,050	7,804,013	$(267,211)	$166,444
Vesting of nonvested shares	—	1	—	—	—	—	1
Issuance of nonvested shares	1,500	—	—	—	—	—	—
Forfeiture of nonvested shares	(9,647)	—	—	—	—	—	—
Stock-based compensation expense	—	—	935	—	—	—	935
Net share settlement of nonvested shares	(33,432)	(1)	(782)	—	—	—	(783)
Net income	—	—	—	(6,635)	—	—	(6,635)
Balances — April 29, 2023	16,116,915	$160	$102,598	$324,415	7,804,013	$(267,211)	$159,962

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

May 4, 2024

1. Significant Accounting Policies

Basis of Presentation

Citi Trends, Inc. and its subsidiary (the “Company”) is a leading specialty value retailer of apparel, accessories and home trends for way less spend primarily for African American and multicultural families. As of May 4, 2024, the Company operated 599 stores in urban, suburban and rural markets in 33 states.

The condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim reporting and are unaudited. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The condensed consolidated balance sheet as of February 3, 2024 is derived from the audited financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2024 (the “2023 Form 10-K”). These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the 2023 Form 10-K. Operating results for the first quarter of 2024 are not necessarily indicative of the results that may be expected for the fiscal year as a result of the seasonality of the business and the current economic uncertainty.

Fiscal Year

The following contains references to fiscal years 2024 and 2023, which represent fiscal years ending or ended on February 1, 2025 and February 3, 2024, respectively. Fiscal 2024 has a 52-week accounting period, and fiscal 2023 had a 53-week accounting period.

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

The dilutive effect of stock-based compensation arrangements is accounted for using the treasury stock method. The Company includes as assumed proceeds the amount of compensation cost attributed to future services and not yet recognized. For the first quarter of 2024 and 2023, there were 272,000 and 102,000 shares of nonvested restricted stock, respectively, excluded from the calculation of diluted earnings per share because of antidilution.

The following table provides the weighted average number of common shares outstanding used to calculate basic earnings per share to the number of common shares and common stock equivalents outstanding used in calculating diluted earnings per share:

	Thirteen Weeks Ended
	May 4, 2024	April 29, 2023
Weighted average number of common shares outstanding (basic)	8,252,556	8,182,231
Incremental shares from assumed vesting of nonvested restricted stock	—	—
Weighted average number of common shares and common stock equivalents outstanding (diluted)	8,252,556	8,182,231

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

As of May 4, 2024, the Company had no borrowings under the credit facility and $1.4 million of letters of credit outstanding.

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

For the first quarter of 2024, the Company utilized the annual effective tax rate method to calculate income taxes. For the first quarter of 2023, the Company used the discrete effective tax rate method to determine its tax expense based upon interim period results. The Company determined that since small changes in estimated ordinary income would result in significant changes in the estimated annual effective tax rate, the annual effective tax rate method would not have provided a reliable estimate for the first quarter of 2023.

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

7. Stock Repurchases

The Company periodically repurchases shares of its common stock under board-authorized repurchase programs. Such repurchases may be made in the open market, through block trades or through other negotiated transactions. There were no stock repurchases in the first quarter of fiscal 2024 or the first quarter of fiscal 2023.

At May 4, 2024, $50.0 million remained available under the Company’s stock repurchase authorization.

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

In the following table, the Company’s revenue from contracts with customers is disaggregated by “CITI” or major merchandise category. The percentage of net sales for each CITI with the merchandise assortment was approximately:

	Thirteen Weeks Ended
	May 4,	April 29,
	2024	2023
Ladies	29%	29%
Kids	22%	22%
Accessories & Beauty	17%	18%
Mens	15%	16%
Home & Lifestyle	10%	8%
Footwear	7%	7%

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

Total lease cost is comprised of operating lease costs, short-term lease costs, and variable lease costs, which include rent paid as a percentage of sales, common area maintenance, real estate taxes and insurance for the Company’s real estate leases. Lease costs consisted of the following (in thousands):

	Thirteen Weeks Ended
	May 4, 2024	April 29, 2023
Operating lease cost	$15,391	$15,791
Variable lease cost	2,622	2,860
Short term lease cost	712	393
Total lease cost	$18,725	$19,044

Future minimum lease payments as of May 4, 2024 are as follows (in thousands):

Fiscal Year	Lease Costs
Remainder of 2024	$41,116
2025	54,565
2026	43,274
2027	32,453
2028	24,371
Thereafter	103,959
Total future minimum lease payments	299,738
Less: imputed interest	(69,847)	(1)
Total present value of lease liabilities	$229,891	(2)

(1)	Calculated using the discount rate for each lease.
(2)	Includes short-term and long-term portions of operating lease liabilities.

Certain operating leases provide for fixed monthly rents, while others provide for contingent rents computed as a percentage of net sales and others provide for a combination of both fixed monthly rents and contingent rents computed as a percentage of net sales.

Supplemental cash flows and other information related to operating leases are as follows (in thousands, except for weighted average amounts):

	Thirteen Weeks Ended
	May 4, 2024	April 29, 2023
Cash paid for operating leases	$15,302	$20,820
Right of use assets obtained in exchange for new operating lease liabilities	$7,651	$8,195

Weighted average remaining lease term (years) - operating leases	7.47	7.75
Weighted average discount rate - operating leases	5.18%	4.60%

10. Subsequent Events

As previously disclosed in the Company’s Form 8-K filed on May 7, 2024, the Company and Equiniti Trust Company, LLC (the “Rights Agent”) entered into the Second Amendment to the Stockholder Protection Rights Agreement, dated as of May 7, 2024 (the “Amendment”), which amended the Stockholder Protection Rights Agreement, dated as of December 6, 2023, by and between the Company and the Rights Agent, as amended by that certain Amendment to the Stockholder Protection Rights Agreement, dated as of February 28, 2024 (as amended, the “Rights Agreement”).

The Amendment terminated the Rights Agreement by accelerating the expiration time of the Company’s preferred share purchase rights (each, a “Right” and, collectively, the “Rights”) to 5:00 P.M., New York City time, on May 7, 2024. At the time of the termination of the Rights Agreement, all of the Rights, which were previously distributed to holders of the Company’s issued and outstanding common stock, par value $0.01, pursuant to the Rights Agreement, expired. In deciding to accelerate the expiration time to May 7, 2024, the Company's Board of Directors determined that an active Rights Agreement is no longer needed to protect stockholder value.

As previously disclosed in the Company’s Form 8-K filed on May 31, 2024, the Company’s Board of Directors appointed Kenneth D. Seipel as interim Chief Executive Officer (“CEO”), effective June 2, 2024. In connection with the appointment, David Makuen has stepped down as CEO and a member of the Company’s Board of Directors.  The Board’s independent members will commence a search for a new permanent Chief Executive Officer and plan to retain a nationally recognized executive search firm to support the process. The Board will consider external candidates, as well as Mr. Seipel, in the search.

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

The factors that may result in actual results differing from such forward-looking information include, but are not limited to: uncertainties relating to general economic conditions, including inflation, energy and fuel costs, unemployment levels, and any deterioration whether caused by acts of war, terrorism, political or social unrest (including any resulting store closures, damage or loss of inventory) or other factors; changes in market interest rates and market levels of wages; natural disasters such as hurricanes; uncertainty and economic impact of pandemics, epidemics or other public health emergencies; transportation and distribution delays or interruptions; changes in freight rates; the Company’s ability to attract and retain workers; the Company’s ability to negotiate effectively the cost and purchase of merchandise; inventory risks due to shifts in market demand; the Company’s ability to gauge fashion trends and changing consumer preferences; changes in consumer confidence and consumer spending patterns; competition within the industry; competition in our markets; the duration and extent of any economic stimulus programs; changes in product mix; interruptions in suppliers’ businesses; the impact of the cyber disruption we identified on January 14, 2023, including legal, reputational, financial and contractual risks resulting from the disruption, and other risks related to cybersecurity, data privacy and intellectual property; the results of pending or threatened litigation; temporary changes in demand due to weather patterns; seasonality of the Company’s business; delays associated with building, opening, remodeling and operating new stores; delays associated with building, opening or expanding new or existing distribution centers; and other factors described in the section titled “Item 1A. Risk Factors” and elsewhere in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2024 and in Part II, “Item 1A. Risk Factors” and elsewhere in the Company’s Quarterly Reports on Form 10-Q and any amendments thereto and in the other documents the Company files with the SEC, including reports on Form 8-K.

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

Executive Overview

We are a leading specialty value retailer of apparel, accessories and home trends for way less spend primarily for African American and multicultural families. Our high-quality and trend-right merchandise offerings at everyday low prices are designed to appeal to the fashion and trend preferences of value-conscious customers. As of May 4, 2024, we operated 599 stores in urban, suburban and rural markets in 33 states.

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

Cyber Disruption (January 2023)

As previously disclosed, in January 2023, we experienced a disruption of our back office and distribution center IT systems, (the “January 2023 cyber disruption”). In the first quarter of fiscal 2023, cyber disruption related costs net of an expected insurance receivable totaled $1.6 million, comprised of incremental inventory processing costs, third-party consulting services and legal counsel.

Several putative class action lawsuits have been filed against the Company and several inquiries have been made to the Company with respect to the January 2023 cyber disruption. As of May 4, 2024, we had an accrual of $0.7 million for estimated losses in connection with these matters recorded in Accrued expenses on our Balance Sheet. For additional information regarding these lawsuits, see Note 7 of the Annual Report on Form 10-K for the fiscal year ended February 3, 2024.

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

The following discussion contains references to fiscal years 2024 and 2023, which represent fiscal years ending or ended on February 1, 2025 and February 3, 2024, respectively. Fiscal 2024 has a 52-week accounting period and fiscal 2023 had a 53-week accounting period. This discussion and analysis should be read with the unaudited condensed consolidated financial statements and the notes thereto contained in Part I, Item 1 of this Report.

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

Key Operating Statistics

We measure performance using key operating statistics. One of the main performance measures we use is comparable store sales growth. For 2024, we are updating our definition of a comparable store. We now define a comparable store as a store that has been open for at least 14 full consecutive months without closure for more than seven days within the same fiscal month. Remodeled or relocated stores are considered a comparable store if the selling square footage is not changed significantly, the store is not closed for more than 5 days in any fiscal month and the store remains in the same trade area. This change aligns more with industry standards in regard to measuring “comp store” sales performance. This change is effective for fiscal year 2024 and go forward. For fiscal year 2024, the definition change results in 6 stores becoming comparable stores in 2024, which would not have become a comparable store until 2025 under the prior definition. The revised definition would result in no change to the full year 2023 comparable store sales results of 5.3%.

We also use other operating statistics, most notably average sales per store, to measure our performance. As we typically occupy existing space in established shopping centers rather than sites built specifically for our stores, store square footage (and therefore sales per square foot) varies by store. We focus on overall store sales volume as the critical driver of profitability. In addition to sales, we measure cost of sales as a percentage of sales and store operating expenses, with a particular focus on labor, as a percentage of sales. These results translate into store level contribution, which we use to evaluate overall performance of each individual store. Finally, we monitor corporate and distribution center expenses against budgeted amounts.

Thirteen Weeks Ended May 4, 2024 and April 29, 2023

Net Sales. Net sales increased $6.6 million, or 3.7%, to $186.3 million in the first quarter of 2024 from $179.7 million in the first quarter of 2023. The increase in sales was due to a 3.1% increase in comparable store sales.

Cost of Sales (exclusive of depreciation). Cost of sales (exclusive of depreciation) increased $0.6 million, or 0.5%, to $114.3 million in the first quarter of 2024 from $113.7 million in the first quarter of 2023. Cost of sales as a percentage of sales decreased to 61.3% in the first quarter of 2024 from 63.3% in the first quarter of 2023. The change was due to a decrease in freight costs, along with a decrease in markdowns, offset by an increase in shrink expense.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $3.4 million, or 4.8%, to $74.2 million in the first quarter of 2024 from $70.8 million in the first quarter of 2023. The increase was primarily due to a $1.9 million increase in corporate payroll related expense, a $0.7 million increase in store marketing and advertising expense and a $0.9 million increase in store selling expenses. As a percentage of sales, selling, general and administrative expenses increased to 39.8% in the first quarter of 2024 from 39.4% in the first quarter of 2023.

Depreciation. Depreciation expense increased $0.1 million, or 2.4%, to $4.8 million in the first quarter of 2024 from $4.7 million in the first quarter of 2023.

Income Tax Benefit/Expense. Income tax benefit was $2.8 million in the first quarter of 2024 compared to a benefit of $1.9 million in the first quarter of 2023. For the first quarter of 2024, we used the annual effective tax rate to determine income tax expense, and for the first quarter of 2023 we used the discrete effective tax rate method to determine income tax expense based upon interim period results.

Net Income/Loss. Net loss was $3.4 million in the first quarter of 2024 compared to net loss of $6.6 million in the first quarter of 2023 due to the factors discussed above.

Liquidity and Capital Resources

Capital Allocation

Our capital allocation strategy is to maintain adequate liquidity to prioritize investments in opportunities to profitably grow our business and maintain current operations, then to return excess cash to shareholders through our repurchase programs. Our quarter-end cash and cash equivalents balance was $58.2 million compared to $88.7 million at the end of the first quarter of 2023. Until required for other purposes, we maintain cash and cash equivalents in deposit or money market accounts.

Our principal sources of liquidity consist of: (i) cash and cash equivalents on hand; (ii) short-term trade credit arising from customary payment terms and trade practices with our vendors; (iii) cash generated from operations on an ongoing basis; and (iv) a revolving credit facility with a $75 million credit commitment.

Inventory

Our quarter-end inventory balance was $119.0 million, compared with $114.3 million at the end of the first quarter of 2023. The increase was primarily due to a strategic increase in our average in-store inventory.

Capital Expenditures

Capital expenditures in the first quarter of 2024 were $1.6 million, an increase of $0.6 million from the first quarter of 2023 as we invest in more existing store remodels. We anticipate capital expenditures in fiscal 2024 of approximately $20 million, primarily for opening up to five new stores and remodeling approximately 40 stores, combined with ongoing investments in our systems.

Share Repurchases

We did not repurchase any shares of our common stock in the first quarter of fiscal 2024 or fiscal 2023. See Part II, Item 2 of this Report and Note 7 to the Financial Statements for more information.

Revolving Credit Facility

We have a revolving credit facility that matures in April 2026 and provides a $75 million credit commitment and a $25 million uncommitted “accordion” feature. Additional details of the credit facility are in Note 4 to the Financial Statements. At the end of the first quarter of 2024, we had no borrowings under the credit facility and $0.6 million in letters of credit outstanding.

Cash Flows

Cash Flows From Operating Activities. Net cash used in operating activities was $19.6 million in the first quarter of 2024 compared to cash used of $13.1 million in the first quarter of 2023. Sources of cash in the first quarter of 2024 resulted from a net loss adjusted for non-cash expenses totaling $11.5 million (compared to a net loss adjusted for non-cash items of $10.5 million in the first quarter of 2023), and a decrease of $11.4 million in inventory (compared to an increase of $8.5 million in 2023).

Significant uses of cash during the first quarter of 2024 included (1) a $28.1 million decrease in accounts payable (compared to an increase of $9.1 million in the first quarter of 2023) due primarily to timing of vendor payments; and (2) a decrease of $14.5 million in accrued expenses and other long-term liabilities (compared to a decrease of $20.0 million in the first quarter of 2023) due primarily to payments of operating lease liabilities.

Cash Flows From Investing Activities. Cash used by investing activities was $1.6 million in the first quarter of 2024 compared to $1.0 million in the first quarter of 2023. Cash used in the first quarter of 2024 and 2023 consisted of purchases of property and equipment.

Cash Flows From Financing Activities. Cash used in financing activities was $0.3 million in the first quarter of 2024 compared to $0.8 million in the first quarter of 2023. Cash used in the first quarter of 2024 and 2023 was to settle withholding taxes on the vesting of restricted stock.

Cash Requirements and Commitments

Our principal cash requirements consist of (1) inventory purchases; (2) capital expenditures to invest in our infrastructure; and (3) operational needs, including salaries, occupancy costs, taxes and other operating costs. We may also use cash to fund any share repurchases, make any required debt payments and satisfy other contractual obligations. Historically, we have met these cash requirements using cash flow from operations and short-term trade credit. As of May 4, 2024, our contractual commitments for operating leases totaled $229.9 million (with $41.1 million due within 12 months). See Note 9 to the Financial Statements for more information regarding lease commitments.

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

There have been no material changes to the Critical Accounting Policies outlined in our Annual Report on Form 10-K for the fiscal year ended February 3, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risk during the thirteen weeks ended May 4, 2024 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended February 3, 2024.

Item 4. Controls and Procedures.

We have carried out an evaluation under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 4, 2024 pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based on that evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information has been accumulated and communicated to our management, including the officers who certify our financial reports, as appropriate, to allow timely decisions regarding the required disclosures.

Our disclosure controls and procedures are designed to provide reasonable assurance that the controls and procedures will meet their objectives. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended May 4, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the Risk Factors described under the section “Item 1A. RISK FACTORS” in our Annual Report on Form 10-K for the fiscal year ended February 3, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Information on Share Repurchases

The Company did not repurchase any shares in the first quarter of 2024. At May 4, 2024, $50.0 million remained available under the Company’s stock repurchase authorization.

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

3.3

Certificate of Designation of Series A Junior Participating Preferred Stock of Citi Trends, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2023).

3.4

Certificate of Elimination of the Series A Junior Participating Preferred Stock of Citi Trends, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 7, 2024).

4.1

Amendment to the Stockholder Protection Rights Agreement, dated as of February 28, 2024, between Citi Trends, Inc. and Equiniti Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 29, 2024).

4.2

Second Amendment to the Stockholder Protection Rights Agreement, dated as of May 7, 2024, between Citi Trends, Inc. and Equiniti Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 7, 2024).

10.1

Cooperation Agreement, dated February 28, 2024, by and between Citi Trends, Inc. and Fund 1 Investments, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 29, 2024).

10.2

Separation Agreement, dated May 31, 2024, to be effective as of June 1, 2024, between David N. Makuen and Citi Trends, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 31, 2024).*

31.1	Certification of Principal Executive Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

31.2	Certification of Principal Financial Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+ †

101	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.+

104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.+

+      Included herewith.

*        Indicates management contract for compensatory plan or arrangement

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

CITI TRENDS, INC.

Date: June 12, 2024

	By:	/s/ Heather Plutino
	Name:	Heather Plutino
	Title:	Chief Financial Officer