Form 10-Q
period 2024-08-03
Citi Trends Inc
filed 2024-09-11
CIK 1318484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2024

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

As of August 30, 2024, the registrant had 8,615,343 outstanding shares of common stock, $0.01 par value per share.

CITI TRENDS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Citi Trends, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share data)

	August 3,	February 3,
	2024	2024
Assets
Current assets:
Cash and cash equivalents	$59,302	$79,706
Inventory	134,996	130,432
Prepaid and other current assets	16,922	10,838
Income tax receivable	3,896	4,123
Total current assets	215,116	225,099
Property and equipment, net of accumulated depreciation of $291,466 and $276,446 as of August 3, 2024 and February 3, 2024, respectively	51,702	56,231
Operating lease right of use assets	225,278	231,281
Deferred income taxes	13,715	5,105
Other assets	920	1,005
Total assets	$506,731	$518,721

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$110,540	$100,366
Operating lease liabilities	49,071	45,842
Accrued expenses	17,056	16,466
Accrued compensation	7,724	6,846
Layaway deposits	1,092	384
Total current liabilities	185,483	169,904
Noncurrent operating lease liabilities	182,869	188,810
Other long-term liabilities	1,789	2,301
Total liabilities	370,141	361,015

Stockholders’ equity:
Common stock, $0.01 par value. Authorized 32,000,000 shares; 16,419,356 shares issued as of August 3, 2024 and 16,354,714 shares issued as of February 3, 2024; 8,615,343 shares outstanding as of August 3, 2024 and 8,550,701 shares outstanding as of February 3, 2024	162	160
Paid in capital	106,407	105,686
Retained earnings	297,232	319,071
Treasury stock, at cost; 7,804,013 shares held as of August 3, 2024 and February 3, 2024	(267,211)	(267,211)
Total stockholders’ equity	136,590	157,706

Commitments and contingencies (Note 7)
Total liabilities and stockholders’ equity	$506,731	$518,721

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Thirteen Weeks Ended
	August 3,	July 29,
	2024	2023
Net sales	$176,552	$173,554

Cost of sales (exclusive of depreciation)	(121,624)	(107,226)
Selling, general and administrative expenses	(73,780)	(69,543)
Depreciation	(4,782)	(4,708)
Asset impairment	(1,261)	—
Loss from operations	(24,895)	(7,923)
Interest income	611	887
Interest expense	(80)	(77)
Loss before income taxes	(24,364)	(7,113)
Income tax benefit	5,951	2,081
Net loss	$(18,413)	$(5,032)

Basic net loss per common share	$(2.21)	$(0.61)
Diluted net loss per common share	$(2.21)	$(0.61)

Weighted average number of shares outstanding
Basic	8,337	8,225
Diluted	8,337	8,225

Citi Trends, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Twenty-Six Weeks Ended
	August 3,	July 29,
	2024	2023
Net sales	$362,841	$353,242

Cost of sales (exclusive of depreciation)	(235,878)	(220,885)
Selling, general and administrative expenses	(147,991)	(140,350)
Depreciation	(9,576)	(9,389)
Asset impairment	(1,261)	—
Loss from operations	(31,865)	(17,382)
Interest income	1,460	1,910
Interest expense	(158)	(152)
Loss before income taxes	(30,563)	(15,624)
Income tax benefit	8,724	3,957
Net loss	$(21,839)	$(11,667)

Basic net loss per common share	$(2.63)	$(1.42)
Diluted net loss per common share	$(2.63)	$(1.42)

Weighted average number of shares outstanding
Basic	8,295	8,203
Diluted	8,295	8,203

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Twenty-Six Weeks Ended
	August 3,	July 29,
	2024	2023
Operating activities:
Net loss	$(21,839)	$(11,667)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,576	9,389
Asset impairment	1,261	—
Non-cash operating lease costs	24,605	25,662
Loss on disposal of property and equipment	18	23
Deferred income taxes	(8,610)	(3,208)
Non-cash stock-based compensation expense	1,578	1,984
Changes in assets and liabilities:
Inventory	(4,564)	(28,679)
Prepaid and other current assets	(6,084)	(3,764)
Other assets	85	100
Accounts payable	10,030	12,437
Accrued expenses and other long-term liabilities	(21,865)	(31,237)
Accrued compensation	878	523
Income tax receivable/payable	227	(2,439)
Layaway deposits	708	915
Net cash used in operating activities	(13,996)	(29,961)
Investing activities:
Purchases of property and equipment	(5,552)	(6,905)
Net cash used in investing activities	(5,552)	(6,905)
Financing activities:
Cash used to settle withholding taxes on the vesting of nonvested restricted stock	(856)	(809)
Net cash used in financing activities	(856)	(809)
Net decrease in cash and cash equivalents	(20,404)	(37,675)
Cash and cash equivalents:
Beginning of period	79,706	103,495
End of period	$59,302	$65,820

Supplemental disclosures of cash flow information:
Cash paid for interest	$83	$79
Cash (refunds) payments of income taxes	$(341)	$1,519
Supplemental disclosures of non-cash investing activities:
Accrual for purchases of property and equipment	$214	$1,485

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Paid in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balances — February 3, 2024	16,354,714	$160	$105,686	$319,071	7,804,013	$(267,211)	$157,706
Vesting of nonvested shares	—	1	—	—	—	—	1
Issuance of nonvested shares	2,811	—	—	—	—	—	—
Forfeiture of nonvested shares	(5,178)	—	—	—	—	—	—
Stock-based compensation expense	—	—	884	—	—	—	884
Net share settlement of nonvested shares	(11,618)	—	(333)	—	—	—	(333)
Net loss	—	—	—	(3,426)	—	—	(3,426)
Balances — May 4, 2024	16,340,729	$161	$106,237	$315,645	7,804,013	$(267,211)	$154,832
Vesting of nonvested shares	—	1	—	—	—	—	1
Issuance of nonvested shares	110,870	—	—	—	—	—	—
Issuance of vested shares	16,373	—	—	—	—	—	—
Forfeiture of nonvested shares	(24,845)	—	—	—	—	—	—
Stock-based compensation expense	—	—	694	—	—	—	694
Net share settlement of nonvested shares	(23,771)	—	(524)	—	—	—	(524)
Net loss	—	—	—	(18,413)	—	—	(18,413)
Balances — August 3, 2024	16,419,356	$162	$106,407	$297,232	7,804,013	$(267,211)	$136,590

	Common Stock		Paid in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balances — January 28, 2023	16,158,494	$160	$102,445	$331,050	7,804,013	$(267,211)	$166,444
Vesting of nonvested shares	—	1	—	—	—	—	1
Issuance of nonvested shares	1,500	—	—	—	—	—	—
Forfeiture of nonvested shares	(9,647)	—	—	—	—	—	—
Stock-based compensation expense	—	—	935	—	—	—	935
Net share settlement of nonvested shares	(33,432)	(1)	(782)	—	—	—	(783)
Net income	—	—	—	(6,635)	—	—	(6,635)
Balances — April 29, 2023	16,116,915	$160	$102,598	$324,415	7,804,013	$(267,211)	$159,962
Issuance of nonvested shares	259,136	—	—	—	—	—	—
Forfeiture of nonvested shares	(6,581)	—	—		—	—	—
Stock-based compensation expense	—	—	1,049	—	—	—	1,049
Net share settlement of nonvested shares	(1,400)	—	(26)	—	—	—	(26)
Net loss	—	—	—	(5,032)	—	—	(5,032)
Balances — July 29, 2023	16,368,070	$160	$103,621	$319,383	7,804,013	$(267,211)	$155,953

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

August 3, 2024

1. Significant Accounting Policies

Basis of Presentation

Citi Trends, Inc. and its subsidiary (the “Company”) is a leading specialty value retailer of apparel, accessories and home trends for way less spend primarily for African American and multicultural families. As of August 3, 2024, the Company operated 597 stores in urban, suburban and rural markets in 33 states.

The condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim reporting and are unaudited. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The condensed consolidated balance sheet as of February 3, 2024 is derived from the audited financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2024 (the “2023 Form 10-K”). These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the 2023 Form 10-K. Results of a period shorter than a full year may not be indicative of results expected for the entire year as a result of the seasonality of our business, among other things.

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

The dilutive effect of stock-based compensation arrangements is accounted for using the treasury stock method. The Company includes as assumed proceeds the amount of compensation cost attributed to future services and not yet recognized. For the second quarter of 2024 and 2023, there were 178,000 and 328,000 shares of nonvested restricted stock, respectively, excluded from the calculation of diluted earnings per share because of antidilution. For the twenty-six weeks ended August 3, 2024 and July 29, 2023, there were 234,000 and 215,000 shares of nonvested restricted stock, respectively, excluded from the calculation of diluted earnings per share because of antidilution.

The following table provides a reconciliation of the weighted average number of common shares outstanding used to calculate basic earnings per share to the number of common shares and common stock equivalents outstanding used in calculating diluted earnings per share:

	Thirteen Weeks Ended
	August 3, 2024	July 29, 2023
Weighted average number of common shares outstanding (basic)	8,336,629	8,224,762
Incremental shares from assumed vesting of nonvested restricted stock	—	—
Weighted average number of common shares and common stock equivalents outstanding (diluted)	8,336,629	8,224,762

	Twenty-Six Weeks Ended
	August 3, 2024	July 29, 2023
Weighted average number of common shares outstanding (basic)	8,294,593	8,203,497
Incremental shares from assumed vesting of nonvested restricted stock	—	—
Weighted average number of common shares and common stock equivalents outstanding (diluted)	8,294,593	8,203,497

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

As of August 3, 2024, the Company had no borrowings under the credit facility and $1.4 million of letters of credit outstanding.

5. Impairment of Assets

If facts and circumstances indicate that a long-lived asset or operating lease right-of-use asset may be impaired, the carrying value is reviewed. If this review indicates that the carrying value of the asset will not be recovered as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value. In the second quarter of 2024, non-cash impairment expense related to underperforming stores totaled $1.3 million, comprised of $0.7 million for leasehold improvements and fixtures and equipment, and $0.6 million for operating lease right of use assets. There was no impairment expense in the first twenty-six weeks of 2023.

6. Income Taxes

The provision for income taxes for the interim period in 2024 is based on an estimate of the annual effective tax rate adjusted to reflect the impact of discrete items. Management judgment is required in projecting ordinary income to estimate the Company’s annual effective tax rate. For the first half of 2023 the Company used the discrete effective tax rate method to determine its tax expense based upon interim period results. The Company determined that since small changes in estimated ordinary income would result in significant changes in the estimated annual effective tax rate, the annual effective tax rate method would not have provided a reliable estimate for the first twenty-six weeks of 2023.

As of August 3, 2024, we had approximately $13.7 million in net deferred tax assets (DTA). At this time, we consider it more likely than not that we will have sufficient taxable income in the future that will allow us to realize these DTAs. If we are not able to generate sufficient taxable income to realize these DTAs, a substantial valuation allowance to reduce our U.S. DTAs may be required, which would materially increase our expenses in the period the allowance is recognized and adversely affect our results of operations.

As of August 3, 2024, our net DTA includes approximately $9.7 million related to net operating loss (NOL) carryforwards that can be used to offset taxable income in future periods and reduce our income taxes payable in those future periods. NOL carryforwards may be subject to annual limitations under Internal Revenue Code Section 382 (Section 382) (or comparable provisions of foreign or state law) in the event that certain changes in ownership were to occur. In addition, tax credit carryforwards may be subject to annual limitations under Internal Revenue Code Section 383 (Section 383).

We are required to evaluate our NOL and tax credit carryforwards and whether certain changes in ownership have occurred as measured under Section 382 that would limit our ability to utilize a portion of our NOL and tax credit carryforwards. If it is determined that an ownership change has occurred, there may be annual limitations on the use of these NOL and tax credit carryforwards under Sections 382 and 383 (or comparable provisions of foreign or state law).

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

8. Stock Repurchases

The Company periodically repurchases shares of its common stock under board-authorized repurchase programs. Such repurchases may be made in the open market, through block trades or through other negotiated transactions. There were no stock repurchases in the first half of 2024 or the first half of 2023.

At August 3, 2024, $50.0 million remained available under the Company’s stock repurchase authorization.

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

Sales Returns

The Company allows customers to return merchandise for up to 30 days after the date of sale subject to certain conditions. Expected refunds to customers are recorded based on estimated margin using historical return information.

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

In the following table, the Company’s revenue from contracts with customers is disaggregated by “CITI” or major merchandise category. The percentage of net sales for each CITI with the merchandise assortment was approximately:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3,	July 29,	August 3,	July 29,
	2024	2023	2024	2023
Ladies	27%	27%	29%	28%
Kids	22%	21%	22%	22%
Accessories & Beauty	18%	18%	17%	18%
Mens	17%	17%	16%	16%
Home & Lifestyle	9%	8%	9%	8%
Footwear	7%	9%	7%	8%

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

Total lease cost is comprised of operating lease costs, short-term lease costs and variable lease costs, which include rent paid as a percentage of sales, common area maintenance, real estate taxes and insurance for the Company’s real estate leases. Lease costs consisted of the following (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Operating lease cost	$14,400	$15,617	$29,790	$31,408
Variable lease cost	3,541	2,919	6,163	5,779
Short term lease cost	381	385	1,094	778
Total lease cost	$18,322	$18,921	$37,047	$37,965

Future minimum lease payments as of August 3, 2024 are as follows (in thousands):

Fiscal Year	Lease Costs
Remainder of 2024	$32,492
2025	57,477
2026	46,267
2027	34,974
2028	26,835
Thereafter	106,517
Total future minimum lease payments	304,562
Less: imputed interest	(72,622)	(1)
Total present value of lease liabilities	$231,940	(2)

(1)	Calculated using the discount rate for each lease.
(2)	Includes short-term and long-term portions of operating lease liabilities.

Certain operating leases provide for fixed monthly rents, while others provide for contingent rents computed as a percentage of net sales and others provide for a combination of both fixed monthly rents and contingent rents computed as a percentage of net sales.

Supplemental cash flows and other information related to operating leases are as follows (in thousands, except for weighted average amounts):

	Twenty-Six Weeks Ended
	August 3, 2024	July 29, 2023
Cash paid for operating leases	$30,784	$36,865
Right of use assets obtained in exchange for new operating lease liabilities	$19,307	$10,242

Weighted average remaining lease term (years) - operating leases	7.38	7.73
Weighted average discount rate - operating leases	5.35%	4.72%

11. Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which expands reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 requires disclosure of (i) significant segment expenses that are regularly provided to the CODM and included within the segment measure of profit or loss, (ii) an amount and description of its composition for other segment items to reconcile to segment profit or loss, and (iii) the title and position of the Company’s CODM. The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The new standard will be effective on a retrospective basis for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the ASU to determine the impact of the amended guidance.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). The amendments in ASU 2023-09 require public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. The new standard will be effective on a prospective basis for fiscal years beginning after December 15, 2024 and interim periods therein, with early adoption permitted. The Company is currently evaluating the ASU to determine the impact of the amended guidance.

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

The factors that may result in actual results differing from such forward-looking information include, but are not limited to: uncertainties relating to general economic conditions, including inflation, energy and fuel costs, unemployment levels, and any deterioration whether caused by acts of war, terrorism, political or social unrest (including any resulting store closures, damage or loss of inventory) or other factors; changes in market interest rates and market levels of wages; natural disasters such as hurricanes; uncertainty and economic impact of pandemics, epidemics or other public health emergencies; transportation and distribution delays or interruptions; changes in freight rates; the Company’s ability to attract and retain workers; the Company’s ability to negotiate effectively the cost and purchase of merchandise; inventory risks due to shifts in market demand; the Company’s ability to gauge fashion trends and changing consumer preferences; changes in consumer confidence and consumer spending patterns; competition within the industry; competition in our markets; the duration and extent of any economic stimulus programs; changes in product mix; interruptions in suppliers’ businesses; the impact of the cyber disruption we identified on January 14, 2023, including legal, reputational, financial and contractual risks resulting from the disruption, and other risks related to cybersecurity, data privacy and intellectual property; the results of pending or threatened litigation; temporary changes in demand due to weather patterns; seasonality of the Company’s business; delays associated with building, opening, remodeling and operating new stores; delays associated with building, opening or expanding new or existing distribution centers; and other factors described in the section titled “Item 1A. Risk Factors” and elsewhere in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2024, and in Part II, “Item 1A. Risk Factors” and elsewhere in the Company’s Quarterly Reports on Form 10-Q and any amendments thereto and in the other documents the Company files with the SEC, including reports on Form 8-K.

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

Executive Overview

We are a leading specialty value retailer of apparel, accessories and home trends for way less spend primarily for African American and multicultural families. Our high-quality and trend-right merchandise offerings at everyday low prices are designed to appeal to the fashion and trend preferences of value-conscious customers. As of August 3, 2024, we operated 597 stores in urban, suburban and rural markets in 33 states.

Uncertainties and Challenges

General Economic Conditions

We expect that our operations in the short-term will continue to be influenced by general economic conditions, including on-going inflationary pressures, which are particularly impactful to the communities we serve. Given the macro-economic environment, we expect low-income families to remain under pressure and to tightly manage their discretionary spend through the remainder of fiscal 2024. In addition, we continue to monitor the impacts on our business of unemployment levels, wage inflation, interest rates, inflation rates, housing costs, energy costs, consumer confidence, consumer perception of economic conditions, costs to source our merchandise and supply chain disruptions.

Seasonality and Weather Patterns

The nature of our business is seasonal. Historically, sales in the first and fourth quarters have been higher than sales achieved in the second and third quarters of the fiscal year. In addition, sales of clothing are directly impacted by the timing of the seasons to which the clothing relates. While we have expanded our product offerings to include more non-apparel goods, traffic to our stores is still influenced by weather patterns to some extent.

Cyber Disruption (January 2023)

As previously disclosed, in January 2023, we experienced a disruption of our back office and distribution center IT systems, (the “January 2023 cyber disruption”). In the first twenty-six weeks of fiscal 2023, we recognized $1.7 million of costs related to the cyber disruption in Selling, general and administrative expenses on our Statement of Operations.

Several putative class action lawsuits have been filed against the Company and several inquiries have been made to the Company with respect to the January 2023 cyber disruption. At August 3, 2024, we had an accrual of $0.7 million for estimated losses in connection with these matters recorded in Accrued expenses on our Balance Sheet. For additional information regarding these lawsuits, see Note 7 of the Annual Report on Form 10-K for the fiscal year ended February 3, 2024.

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

Results of Operations

The following discussion of the Company’s financial performance is based on the unaudited condensed consolidated financial statements set forth herein. Expenses and, to a greater extent, operating income, vary by quarter. Results of a period shorter than a full year may not be indicative of results expected for the entire year as a result of the seasonality of our business, among other things.

Key Operating Statistics

We measure performance using key operating statistics. One of the main performance measures we use is comparable store sales growth. In fiscal years following those with 53 fiscal weeks, the prior year period is shifted by one week to compare similar retail calendar weeks. Additionally, for 2024, we updated our definition of a comparable store. We now define a comparable store as a store that has been open for at least 14 full consecutive months without closure for more than seven days within the same fiscal month. Remodeled or relocated stores are considered comparable stores if the selling square footage is not changed significantly, the store is not closed for more than five days in any fiscal month and the store remains in the same trade area. This change aligns more with industry standards in regard to measuring “comp store” sales performance. This change is effective for fiscal year 2024 and forward. For fiscal year 2024, the definition change results in six stores becoming comparable stores in 2024, which would not have become a comparable store until 2025 under the prior definition. The revised definition would result in no change to the full year 2023 comparable store sales results of 5.3%.

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

Thirteen Weeks Ended August 3, 2024 and July 29, 2023

Net Sales. Sales comparisons for 2024 to the prior year are affected by the shift in the calendar caused by last year having 53 weeks. Net sales increased $3.0 million, or 1.7%, to $176.6 million in the second quarter of 2024 from $173.6 million in the second quarter of 2023. The shift in the retail calendar contributed $7.9 million to revenue for the thirteen weeks ended August 3, 2024. Comparable store sales, on a comparable weeks basis, decreased 1.7%, resulting in a decrease of $3.0 million in sales. Net store opening and closing activity resulted in a net decrease of $1.9 million in sales.

Cost of Sales (exclusive of depreciation). Cost of sales (exclusive of depreciation) increased $14.4 million, or 13.4%, to $121.6 million in the second quarter of 2024 from $107.2 million in the second quarter of 2023. Cost of sales as a percentage of sales increased to 68.9% in the second quarter of 2024 from 61.8% in the second quarter of 2023. The 710 basis points increase was driven by an increase of 510 basis points of markdowns (from a strategic inventory reset) and a 220 basis points increase in shrink (driven by physical inventory results and accrual rate adjustment), partially offset by a decrease of 20 basis points in other cost of sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $4.2 million, or 6.1%, to $73.8 million in the second quarter of 2024 from $69.5 million in the second quarter of 2023. The increase was driven by one-time CEO transition related expenses of $1.4 million, corporate expense (primarily payroll, insurance and professional fees) of $3.8 million, and store selling and advertising expense of $1.0 million, partially offset by lower incentive compensation expense of $2.3 million. As a percentage of sales, Selling, general and administrative expenses increased to 41.8% in the second quarter of 2024 from 40.1% in the second quarter of 2023, primarily driven by the aforementioned items.

Depreciation. Depreciation expense increased $0.1 million, or 1.6%, to $4.8 million in the second quarter of 2024 from $4.7 million in the second quarter of 2023.

Impairment. Non-cash impairment expense related to underperforming stores totaled $1.3 million in the second quarter of 2024, comprised of $0.7 million for leasehold improvements and fixtures and equipment, and $0.6 million for operating lease right of use assets. There was no impairment expense in the second quarter of 2023.

Income Tax Benefit. Income tax benefit was $6.0 million in the second quarter of 2024 compared to $2.1 million in the second quarter of 2023. The effective tax rate for the second quarter of 2024 and 2023 was 24.4% and 29.2%, respectively. The difference is attributable to a higher projected net loss for full year 2024.

Net Loss. Net loss was $18.4 million in the second quarter of 2024 compared to net loss of $5.0 million in the second quarter of 2023 due to the factors discussed above.

Twenty-Six Weeks Ended August 3, 2024 and July 29, 2023

Net Sales. Sales comparisons for 2024 to the prior year are affected by the shift in the retail calendar caused by last year having 53 weeks. Net sales increased $9.6 million, or 2.7%, to $362.8 million in the first twenty-six weeks of 2024 from $353.2 million in the same period of 2023. The shift in the retail calendar contributed $10.2 million to revenue for the twenty six weeks ended August 3, 2024. Comparable store sales, on a comparable weeks basis, increased 0.7%, resulting in an increase of $2.6 million in sales. Net store opening and closing activity resulted in a net decrease of $3.1 million in sales.

Cost of Sales (exclusive of depreciation). Cost of sales (exclusive of depreciation) increased $15.0 million, or 6.8%, to $235.9 million in the first twenty-six weeks of 2024 from $220.9 million in the same period of 2023. Cost of sales as a percentage of sales increased to 65.0% in the first twenty-six weeks of 2024 from 62.5% in the same period of 2023. The 250 basis points increase was driven by an increase of 180 basis points of markdowns (as mentioned above) and a 180 basis points increase in shrink (as mentioned above), partially offset by a decrease of 80 basis points of freight and a decrease of 20 basis points in other cost of sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $7.6 million, or 5.4%, to $148.0 million in the first twenty-six weeks of 2024 from $140.4 million in the same period of 2023. The increase was primarily driven by one-time CEO transition related expenses of $1.4 million, corporate expenses (primarily payroll, insurance and professional fees) of $5.0 million, and stores selling and advertising expense of $2.5 million, partially offset by lower incentive compensation expense of $1.9 million. As a percentage of sales, Selling, general and administrative expenses increased to 40.8% in the first twenty-six weeks of 2024 from 39.7% in the first twenty-six weeks of 2023, due to the aforementioned items.

Depreciation. Depreciation expense increased $0.2 million, or 2.0%, to $9.6 million in the first twenty-six weeks of 2024 from $9.4 million in the same period last year.

Impairment. Non-cash impairment expense related to underperforming stores totaled $1.3 million in the first twenty-six weeks of 2024, comprised of $0.7 million for leasehold improvements and fixtures and equipment, and $0.6 million for operating lease right of use assets.  There was no impairment expense in the first twenty-six weeks of 2023.

Income Tax Benefit. Income tax benefit was $8.7 million in the first twenty-six weeks of 2024 compared to $4.0 million in the first twenty-six weeks of 2023. The effective tax rate for the twenty-six weeks of 2024 and 2023 was 28.5% and 25.3%, respectively. The difference is attributable to a higher projected net loss for full year 2024.

Net (Loss) Income. Net loss was $21.8 million in the first twenty-six weeks of 2024 compared to net loss of $11.7 million in the same period of 2023 due to the factors discussed above.

Liquidity and Capital Resources

Capital Allocation

Our capital allocation strategy is to maintain adequate liquidity to prioritize investments in opportunities to profitably grow our business and maintain current operations, then to return excess cash to shareholders through our repurchase programs. Our quarter-end cash and cash equivalents balance was $59.3 million compared to cash and cash equivalents of $65.8 million at the end of the second quarter last year. Until required for other purposes, we maintain cash and cash equivalents in deposit or money market accounts.

Our principal sources of liquidity consist of: (i) cash and cash equivalents on hand; (ii) short-term trade credit arising from customary payment terms and trade practices with our vendors; (iii) cash generated from operations on an ongoing basis; and (iv) a revolving credit facility with a $75 million credit commitment.

Inventory

Our quarter-end inventory balance was $135.0 million, roughly flat compared to $134.5 million at the end of the second quarter last year.

Capital Expenditures

Capital expenditures in the first twenty-six weeks of 2024 were $5.6 million, a decrease of $1.3 million over the first twenty-six weeks of 2023, as we pared back our investments in new stores and remodels. We anticipate capital expenditures in fiscal 2024 to be approximately $13 million, primarily for opening new stores and remodeling existing stores, combined with ongoing investments in our systems.

Stock Repurchases

We did not repurchase any shares of our common stock in the first twenty-six weeks of fiscal 2024 or fiscal 2023. See Part II of this Report and Note 8 to the Financial Statements for more information.

Revolving Credit Facility

We have a revolving credit facility that matures in April 2026 and provides a $75 million credit commitment and a $25 million uncommitted “accordion” feature. Additional details of the credit facility are in Note 4 to the Financial Statements. At the end of the second quarter of 2024, we had no borrowings under the credit facility and $1.4 million in letters of credit outstanding.

Cash Flows

Cash Flows From Operating Activities. Net cash used in operating activities was $14.0 million in the first twenty-six weeks of 2024 compared to $30.0 million in the same period of 2023. Sources of cash for the first twenty-six weeks of 2024 included net loss adjusted for non-cash expenses totaling $6.6 million (compared to net loss adjusted for non-cash items of $22.2 million in the first twenty-six weeks of 2023).

Significant uses of cash from operating activities in the first twenty-six weeks of 2024 included (1) a $21.9 million decrease in accrued expenses and other long-term liabilities (compared to a $31.2 million decrease in the first twenty-six weeks of 2023) due primarily to payments of operating lease liabilities; (2) a $6.1 million increase in prepaid and other current assets (compared to a $3.8 million dollar increase in the same period last year); and (3) a $4.6 million increase in inventory (compared to a $28.7 million increase in the same period last year).

Cash Flows From Investing Activities. Cash used in investing activities was $5.6 million in the first twenty-six weeks of 2024 compared to cash used of $6.9 million in the same period last year. Cash used in the first twenty-six weeks of fiscal 2024 and fiscal 2023 consisted of purchases of property and equipment.

Cash Flows From Financing Activities. Cash used in financing activities was $0.9 million in the first twenty-six weeks of 2024 compared to $0.8 million in the same period last year. Cash used in the first twenty-six weeks of fiscal 2024 and fiscal 2023 consisted of payments to settle withholding taxes on restricted stock that vested.

Cash Requirements and Commitments

Our principal cash requirements consist of (1) inventory purchases; (2) capital expenditures to invest in our infrastructure; and (3) operational needs, including salaries, occupancy costs, taxes and other operating costs. We may also use cash to fund any share repurchases, make any required debt payments and satisfy other contractual obligations. Historically, we have met these cash requirements using cash flow from operations and short-term trade credit. As of August 3, 2024, our contractual commitments for operating leases totaled $231.9 million (with $49.1 million due within 12 months). See Note 10 to the Financial Statements for more information regarding lease commitments.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risk during the twenty-six weeks ended August 3, 2024 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended February 3, 2024.

Item 4. Controls and Procedures.

We have carried out an evaluation under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of August 3, 2024 pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based on that evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information has been accumulated and communicated to our management, including the officers who certify our financial reports, as appropriate, to allow timely decisions regarding the required disclosures.

Our disclosure controls and procedures are designed to provide reasonable assurance that the controls and procedures will meet their objectives. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended August 3, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, and Use of Proceeds.

Information on Share Repurchases

The Company did not repurchase any shares in the second quarter of 2024. At August 3, 2024, $50.0 million remained available under the Company’s stock repurchase authorization.

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

10.2	Amendment to the Citi Trends, Inc. 2021 Incentive Plan, incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed on May 8, 2024.*

10.3	Employment Non-Compete, Non-Solicit and Confidentiality Agreement, between Citi Trends, Inc. and Kyle Koenig dated as of March 24, 2018.+*

10.4	Severance Agreement, between Citi Trends, Inc. and Kyle Koenig dated as of March 24, 2018.+*

10.5	Employment Non-Compete, Non-Solicit and Confidentiality Agreement, between Citi Trends, Inc. and Katrina George dated as of September 6, 2024.+*

10.6	Severance Agreement, between Citi Trends, Inc. and Katrina George dated as of September 6, 2024.+*

31.1	Certification of Principal Executive Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

31.2	Certification of Principal Financial Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+†

101	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.+

104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.+

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

CITI TRENDS, INC.

Date: September 11, 2024

	By:	/s/ Heather Plutino
	Name:	Heather Plutino
	Title:	Chief Financial Officer