Form 10-K
period 2025-02-01
Citi Trends Inc
filed 2025-04-16
CIK 1318484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended February 1, 2025

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $142,215,971 as of August 3, 2024.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: Common Stock, par value $0.01 per share, 8,277,733 shares outstanding as of April 10, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information from the registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year covered by this Annual Report on Form 10-K, with respect to the Annual Meeting of Stockholders to be held on June 5, 2025.

CITI TRENDS, INC.

FORM 10-K

PART I

Some statements in, or incorporated by reference into, this Annual Report on Form 10-K (this “Report”) of Citi Trends, Inc. (“Citi Trends,” “we,” “us,” or the “Company”) may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than historical facts contained in this Report, including statements regarding our future financial results and position, business policy and plans, objectives and expectations of management for future operations and capital allocation expectations, are forward-looking statements. The words “believe,” “anticipate,” “project,” “plan,” “expect,” “trend,” “estimate,” “objective,” “forecast,” “upcoming,” “goal,” “intend,” “may,” “could,” “will likely result,” or “will continue” and similar expressions, as they relate to us, are intended to identify forward-looking statements, although not all forward-looking statements contain such language. We have based these forward-looking statements largely on our current expectations and projections about future events, including, among other things: general economic conditions, including inflation, energy and fuel costs, unemployment levels, and any deterioration whether caused by acts of war, terrorism, political or social unrest (including any resulting store closures, damage or loss of inventory) or other factors; changes in market interest rates and market levels of wages; the imposition of new taxes on imports, new tariffs and changes in existing tariff rates; the imposition of new trade restrictions and changes in existing trade restrictions; impacts of natural disasters such as hurricanes; uncertainty and economic impact of pandemics, epidemics or other public health emergencies; transportation and distribution delays or interruptions; changes in freight rates; the Company’s ability to attract and retain workers; the Company’s ability to negotiate effectively the cost and purchase of merchandise inventory risks due to shifts in market demand; the Company’s ability to gauge fashion trends and changing consumer preferences; consumer confidence and changes in consumer spending patterns; competition within the industry; competition in our markets; the duration and extent of any economic stimulus programs; changes in product mix; interruptions in suppliers’ businesses; risks related to cybersecurity, data privacy and intellectual property; temporary changes in demand due to weather patterns; seasonality of the Company’s business; the results of pending or threatened litigation; delays associated with building, remodeling, opening and operating new stores; and delays associated with building, opening or expanding new or existing distribution centers.

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

Information is provided herein with respect to our operations related to our fiscal years ended on February 1, 2025 (“fiscal 2024”), February 3, 2024 (“fiscal 2023”) and January 28, 2023 (“fiscal 2022”).

ITEM 1.BUSINESS

Overview

Citi Trends, Inc. (“Citi Trends” or the “Company”) is a highly differentiated off-price value retailer known for trendy fashions, great brands and amazing prices. We offer culturally relevant fashion – what we call “Cultural Cachet” – in apparel, accessories and home goods, primarily for African American families in the United States. We curate a three tiered mix of product featuring well-known brands, core product and opening price goods, with intermittent extreme value deals. Our core product styles are curated trend-right, high quality, value for the price. We offer an assortment of opening price product for the price conscious customer, all sold at competitive prices. Plus, for the treasure hunters, we often have “extreme value” product deals on well-known branded product at 50% to 75% off MSRP. Consumer insights research validates that our unique culturally relevant styling, and strong value for the price fosters deep customer loyalty and high shopping frequency in the neighborhoods in which we operate.

Our stores are strategically located in vibrant African American neighborhoods with product offerings for the entire family. Our stores average approximately 11,000 square feet of selling space and are typically found in outdoor community shopping centers across a variety of urban, suburban and rural markets. As of February 1, 2025, we operated 591 stores in 33 states.

We believe the combination of product curated with Cultural Cachet at amazing prices, and the large scale of our 591 neighborhood stores is extremely hard to duplicate which gives us a defensible moat against competition.

Competitive Strengths and Strategies

Citi Trends is one of the largest national retailers focused on African American customers. With 591 stores located in the neighborhoods we serve, our customers rely on us as a leading off-price value retailer of apparel, accessories and home trends. Because of our long-term presence in the African American community, our customers are highly engaged and loyal to Citi Trends. We strive to provide an engaging and exciting shopping experience supported by fresh product and a friendly, welcoming staff. We believe the following business strengths differentiate us from our competitors and are important to our success.

Focus on Fashion and Trend Mix. We curate our merchandise assortment to be fashionable and fresh, recognizing that our customers use style as a form of personal expression. We devote considerable effort to identifying emerging trends and ensuring that our wide assortment of apparel and non-apparel merchandise is curated to appeal to the preferences of African American customers. Our buying team actively manages a dynamic blend of essentials, fashion-forward pieces, trending items and recognized brands, all at strong value prices to keep the assortment fresh, relevant and culturally attuned.

Superior Value Proposition. We seek to offer high quality, fashionable merchandise with Cultural Cachet and believe that our value proposition provides important access to trends for our customers. We know that our customers are willing to spend more when the fashion is on trend, the brand is right, and the price-value proposition is strong. The majority of our product is ticketed with compare at pricing to demonstrate our pricing superiority against competition. We do not employ high-low pricing strategies; instead, our everyday ticketed low price points offer superior value, enabling our customers to purchase multiple items per visit. We focus on a balanced three-tiered assortment along with an increasing selection of off-price ‘treasures’ – nationally known brands at incredible values. We do not rely on promotion-driven sales and instead seek to build our reputation through a steady stream of weekly in-store deliveries of the latest trends at great prices which drives word-of-mouth awareness and excitement in the neighborhoods we serve.

Fashions for the Entire Family. We merchandise our stores to create a specialty store environment that serves as a destination that meets the apparel and non-apparel needs of the entire family. Every store offers a comprehensive selection of always-changing, curated products for men, women and children with a range of size options in each category. In addition, we offer home goods and consumables. We believe that our small-footprint stores, combined with a specialty store experience, friendly customer service where we often know our customers’ names, and breadth of merchandise, distinguishes our stores from many competitors and creates an exciting and welcoming environment that encourages repeat visits from the local community.

Strong and Flexible Sourcing Relationships. We maintain strong, long-standing sourcing relationships with a large group of suppliers while continually opening new relationships with both well-known and up-and-coming brands. We believe that our access to the African American customer drives vendor interest. Our buying team plans, develops and creates curated assortments by (i) purchasing goods developed specifically for our customer, (ii) selecting products for our customers from vendor product lines, (iii) buying opportunistically available excess inventory from reliable vendors, with the majority of our merchandise purchased for the current season and a lesser quantity held for sale in future seasons and (iv) buying extreme value, off-price deals to offer exciting national brands at significantly reduced prices. Our vendor partnerships enable us to deliver fresh items weekly to our stores. This fresh assortment, coupled with exciting and surprising off-price deals, creates a shopping experience that can’t be easily replicated in an on-line environment, positioning us as an “instant gratification store”, allowing our customers to “buy now, wear now”, avoiding shipping fees and the wait for their potential online orders. This approach allows us to offer exceptional value that goes beyond mere price – it’s the thrill of discovering fresh styles that fosters a deep, in-person connection with our customers.

Dynamic Experience in a Friendly, Neat, Clean and Organized Environment. We seek to provide a fashion-focused shopping environment that is easy to navigate, encouraging shopping across divisions with a well-laid-out floor plan and exciting product displays throughout the space. We use a combination of style groupings, outfit suggestions and by-size displays to balance ease of shopping with suggestive selling. In each department, we showcase opening price-point offerings to enhance our strong value statement. Our stores are neat, clean and organized, offering a friendly environment where customers are encouraged to linger, explore and visit often. We are focused on refreshing and remodeling our store base to keep our stores current and continually refine our store format to ensure that we meet the needs of our customers and our store associates.

Friendly and Helpful Store Associates. Our store associates are trained to provide friendly and helpful customer service to deliver a positive shopping experience. Many of our store associates live in the neighborhoods where our stores are located and frequently shop our stores themselves. We have a long heritage of a diverse and inclusive workplace; 91% of our store associates are African American or multicultural, and more than 90% of our store management positions are filled by women. As a result, our store associates cultivate a unique culture in our stores that creates a high level of connectivity with our customers. We strive to make our stores a destination where everyone is welcome, and our store associates foster that vision every day through enriched customer engagement.

Compelling, Convenient and Cost-Effective Neighborhood Store Locations. We locate our stores in high-traffic outdoor neighborhood shopping centers that are convenient primarily to African American families. Our location strategy allows us to be an integral part of the communities we serve while providing convenience for our customers. We believe that these neighborhood locations are difficult to duplicate, creating a competitive moat for our brand. We generally utilize previously occupied store sites in locations where we are often the brightest and cleanest store in the shopping center, which enables us to obtain attractive rents while establishing ourselves as neighborhood cornerstones. When opening new stores, we seek to partner with landlords that contribute to buildout costs, which helps maintain lower startup and fixturing investment.

Highly Talented and Motivated Leadership Team. Our senior management team, led by Ken Seipel, our Chief Executive Officer, has extensive retail experience across a broad range of disciplines, including merchandising, real estate, finance, store operations, supply chain management, human resources and information technology. Our management team plans and drives our growth strategy, which is based on our constant focus on providing trend-driven merchandise anchored in value to the mid to lower income African American populations. We believe our management team is integral to our success and positions us well for long-term growth.

Business Strategy

With our focus on culturally-relevant fashion, exciting brands, and accessible pricing in each of our neighborhood locations, we believe that Citi Trends is in a unique position to serve our loyal customer base, with a long runway for comp sales growth, store unit growth and a motivated leadership team supported by a healthy balance sheet.

We have identified the following areas of focus to restore the Company’s financial performance and to maximize long-term growth:

Offer Compelling Value Proposition. Our three-tiered product strategy of opening prices, core value product and familiar brands, all focused on the wants and needs of our African American customers, differentiates our model while driving customer loyalty and repeat visits. We are known for delivering newness and freshness, resulting in high customer frequency. We offer a balanced assortment of good, better and best products that resonates with our customer base across income levels. We highlight our opening price point offerings consistently across departments, ensuring our value-conscious customers can easily identify these options. Our core value product is the bedrock of our business, and we are focused on ensuring quality-for-price in this important tier. Our research confirms that our customers have good disposable income and respond positively to recognizable brands with a willingness to trade up. This insight has guided our branded merchandise strategy which will become a larger part of our product assortment. We are expanding our offering of “treasures,” or extreme value product offerings, enabling us to offer well-known brands at a significant discount to the market. Our product strategy is supported by our open-to-buy process which allows us to be flexible and responsive to emerging trends. We practice rigorous inventory management, prioritizing choice and breadth over depth, improving our speed to market and driving faster turns.

Focus on the African American Customer. We are one of the largest national retailers focused on African American customers. Our customers are at the core of what we do, central to our business and critical to our success. Our customers are fashion conscious and prioritize style as an expression of self. Recent extensive customer research revealed that about one third of our customers visit our stores weekly or bi-weekly and have incomes in the $75k to $150k range. The next largest tier visits monthly with incomes in the range of $50k to $75k. We also serve a base of less frequent, lower income customers who are more budget conscious. The income capacity of our two most frequent tiers of customers is the biggest realization from our recent research, qualifying the previous assumption that our entire customer base was in the low-income category. We believe that this refined understanding of our customer will strengthen our ability to predict their wants and needs, driving increased traffic and conversion in our stores.

Consistent Operational Excellence. Our objective is to be fast, consistent and efficient. We believe that our ability to produce strong, consistent and sustainable financial results depends on the development of fundamental retail practices and consistent execution. We have taken fast action to improve access to information and to develop consistent key performance indicators to drive business results. We have refined our product allocation methodology and are investing in artificial intelligence (“AI”)-based technology to drive more effective and efficient product allocation processes. We have made improvements to our supply chain speed and we are driving additional improvements to further reduce speed to store as well as to reduce our working capital needs. We have implemented improved product planning practices focused on pre-season strategy and open-to-buy to support growing categories. Each of these improvements is supported by having the right talent in place. We believe that these foundational improvements will drive near-term financial results while positioning us for future, accelerated growth.

Growth. We believe that our 591 stores located in the heart of African American neighborhoods is a key differentiator of our business that gives us a defensible moat around our business and store base. To improve the financial performance of the company, we are focused on improving productivity in our existing stores by sharpening our focus on our African American customers and strategically investing in product categories identified for intensification through our customer insights studies, both with a goal of driving increased foot traffic and basket. Finally, we believe that an integral part of our sales growth is the continued refinement of our store format, incorporating customer feedback and insights from operational results to improve the in-store experience and enhance profitability. We are remodeling existing stores to the updated format, and all new stores will open in the revised format.

While we believe that maximizing the productivity of our existing fleet provides significant near-term opportunity for sales and earnings growth, we continue to believe that Citi Trends has the potential to grow, and we expect to accelerate square footage expansion in the range of 6% to 10% annually over time.

People. We believe that our people are a key differentiator for our business and are key to the continued transformation of our company. Our buying team is trained to understand our customers, what motivates them to shop at Citi Trends and what creates an emotional connection to the brand. Our buyers also cultivate strong relationships with the vendor community to ensure access to the exciting, trend-right product that our customers rely on us to provide. We believe that our store associates, many of whom come from the neighborhoods we serve, are another key component of the in-store experience. They create an exciting and welcoming shopping experience for our customers and serve as a valuable source of insights on our core customers’ needs and preferences. Our leadership team is made up of functional experts who are adept at leading through change. Under the direction of Ken Seipel, our Chief Executive Officer, we believe that our people are key to the Company’s success.

We strongly believe that our business strategy centered around these five areas will restore our financial performance and accelerate our long-term sales and earnings growth.

Product and Value

Our merchandising strategy focuses on delivering fresh, fashionable and trend-right apparel, accessories and home products at exceptional value for cost-conscious African American families. As the go-to family store in the neighborhood, we are committed to maintaining a diverse, seasonally relevant assortment that reflects the bold style and preferences of our customers. Our product offerings include a balanced mix of privately developed brands and nationally recognized labels, ensuring both quality and affordability.

Our merchandise is represented by six distinct divisions within the store:

●	Womens: a wide selection of apparel for juniors, missy and plus size, including trend right sportswear, outerwear, sleepwear, lingerie and scrubs.
●	Mens: a wide selection of apparel for men and big men, including trend right sportswear and outerwear.
●	Kids: a wide assortment of basics, fashion and trends for boys up to size 20 and girls up to size 16. Also, sizes for newborns, infants and toddlers, as well as kids uniforms, accessories and sleepwear.
●	Accessories & Beauty: fashionable handbags, luggage, hats, belts, sunglasses, jewelry and watches for men and women, underwear and socks for the entire family, as well as beauty and fragrance offerings for women and men.
●	Home & Lifestyle: home goods for the bedroom, bathroom, kitchen and decorative accessories, plus an eclectic composition of wants and needs such as books, food, tech products, team sports products, toys, health and beauty products and seasonal items.
●	Footwear: casual and dress footwear in sizes for men, women and kids.

The following table provides the percentage of net sales for each Division within the store:

	Fiscal Year
Divisions	2024	2023	2022
Womens	27%	27%	26%
Kids	23%	23%	23%
Accessories & Beauty	17%	17%	18%
Mens	17%	17%	17%
Home & Lifestyle	10%	9%	8%
Footwear	6%	7%	8%

Our goal is to deliver outstanding value every day. We do this by offering access to fashion and trends at affordable prices that are desirable for African American families. As a normal course, we do not engage in promotional activity such as high-low pricing, coupons or sales other than our regularly scheduled markdowns. Our assortment balances tiers of good, better, best products, ensuring a broad appeal across diverse income levels. The flexibility of our model allows our pricing structure to fluctuate in response to marketplace changes while maintaining our merchandise margins. Both branded and non-branded offerings validate our fashion and value to our customers.

Sourcing and Allocation

We believe that our flexible, value-conscious business model and ever-changing assortment that results from our fresh flow of inventory differentiates us from traditional retailers. We source our merchandise from thousands of domestic manufacturers and importers. Our merchandising division consists of a buying team, a planning team and an allocation team.

Our buyers have extensive experience and have developed long-standing relationships with many of our vendors. Our buying office is located in New York City, and the team travels regularly to the major United States markets, visiting manufacturers and attending national and regional trade shows.

Our buying team sources merchandise through multiple channels to ensure a fresh and trendy assortment. First, we work with a continuously evolving network of vendors that manufacture products exclusively for Citi Trends’ core customers. Our buyers collaborate with these vendors who specialize in trend identification and product development to design and manufacture exclusive products for Citi Trends, providing our fashion-savvy customers with unique standout styles they won’t find anywhere else. Second, we maintain partnerships with nationally recognized brands and labels, collaborating to customize products in size, color and style to align with the specific needs and preferences of our customers. Third, we leverage all of our vendor relationships to opportunistically buy close-out product at incredible value. Fourth, we buy extreme value, off-price deals from a wide variety of sources, allowing us to offer our customers exciting national brands at significantly reduced prices.

While almost all of our merchandise is first-quality and delivered in-season, we also purchase high-quality excess inventory at advantageous pricing with the intent of selling later in the same season or the following season. This allows us to deliver extreme value on select highly desirable goods.

We allocate merchandise across our stores according to fact-based plans that are created by our planning and allocation teams. Our staff utilizes a centralized management system to monitor merchandise purchasing, planning and allocation to manage inventory turnover, identify and respond to changing customer demands and determine the timing of markdowns. We simplified our allocation methodology in fiscal 2024, enabling us to more effectively allocate products, strategically distributing them across three store volume definitions: high, average and low. In fiscal 2024, we also launched a test of an AI-based allocation system that will use predictive analytics to forecast sales trends, further enhancing our product allocation capabilities. We expect that system to be fully implemented by the second half of fiscal 2025. These upgrades should optimize our inventory distribution to better meet the needs of our customers. Our buyers also regularly review the age and performance of merchandise and manage both the reordering and markdown processes.

Store Operations

Our stores are located in the heart of the mid to lower income neighborhoods we serve. We hire a diverse staff of women and men from the local area surrounding our stores. As of February 1, 2025, 91% of our store associates are African American or multicultural, and more than 90% of our store management positions are filled by women. We cater to entire families and offer a compelling shopping experience in the communities in which we operate. We welcome everyone with “Hi, welcome to Citi Trends,” and we develop a longstanding rapport with many of our customers, many of whom we know by name. Every Citi Trends store presents a specialty store environment with a wide array of product offerings.

The average selling space of our 591 stores is approximately 11,000 square feet, which allows us the space and flexibility to organize our six product divisions in exciting and appealing ways. The unobstructed floor plan allows the customer to see almost all of the different product areas from the store entrance and provides us the flexibility to easily expand and contract departments in response to customer demand, seasonality and merchandise availability. Nearly all of our inventory is displayed on the selling floor. Our mission is to curate culturally relevant fashion, great brands and compelling price points for our core customers in an exciting shopping environment. A critical component of our success is to maintain an environment that is neat, clean and organized, where everyone is welcome.

The typical store is staffed with a Store Manager and multiple Assistant Managers, along with five to eight part-time Sales associates, all of whom rotate work days on a shift basis. Our associates are critical to achieving our goals, and we strive to hire motivated associates from the local community with high energy levels. We have well-established store operating policies and procedures and an extensive 30-day in-store training program for new Store Managers and Assistant Managers. Sales associates also participate in a 14-day customer service and store procedures training program, which is designed to enable them to assist customers in a friendly and helpful manner.

We offer a layaway program, allowing customers to purchase merchandise by initially paying a 20% deposit and a $2 service charge. At various times throughout the year, we reduce the deposit requirement to 10% and waive the service charge in connection with promotional events. The customer then makes additional payments every two weeks and has 60 days to complete the purchase. If the purchase is not completed, the customer receives a Citi Trends gift card for amounts paid less a re-stocking and layaway service fee. In addition, we offer a buy-now-pay-later program through an external vendor that allows customers to split purchases into four installments over six weeks.

Our unique focus on African American families offers us the opportunity to pinpoint highly targeted and highly visible store locations. Cost-effective store locations are an important part of our store profitability model. Accordingly, we look for locations in high-traffic outdoor neighborhood shopping centers that offer attractive rents and meet our demographic and economic criteria. We have a dedicated real estate management team responsible for new store site selection, and we employ rigorous analysis to approve final store selection decisions. In selecting a location, we target urban, suburban and rural markets, and our strategy includes both further densification of existing markets and entering new markets over time. In addition, we require convenient site accessibility, as well as strong co-tenants, such as grocery stores, dollar stores, beauty stores and other value stores. We aim to be an integral part of our customers’ community by providing a compelling shopping destination and career opportunities.

Advertising and Marketing

Our marketing goals are to build awareness of the Citi Trends brand, promote customers’ association of the Citi Trends brand with value, quality, fashion and everyday low prices, engage our customers in meaningful ways, and drive traffic into our stores. We generally focus our organic advertising efforts on emails, social media and text messaging. We use our social media channels to highlight our brand and engage our customers with compelling digital content on a regular basis. We generally focus our paid marketing efforts on radio, digital ads, paid social media influencers, and website retargeting. Our website, cititrends.com, showcases our latest products and provides information about our business, our store locations, and more.

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

In fiscal 2024, we launched multiple initiatives to advance our technology ecosystem. These projects include leveraging AI capabilities in key areas such as allocation, loss prevention, and store operations which we anticipate completing in fiscal 2025. Moving forward, we will continue to explore AI-capabilities in our systems as we expect them to improve our operational and execution capabilities.

Competition

The markets we serve are highly competitive. We compete with a broad range of retailers, including national chains, mass merchants, discount stores and specialty stores with both physical locations and online stores. We believe we have a competitive advantage in our offering of culturally relevant fashion and trends at everyday low prices, and that our strategy of focusing on African American customers puts us in a unique competitive position. We also believe we offer a more inviting store format than the traditional retailers, including our assortment and layout of merchandise, use of colorful signage, and use of fixtures that are easy to shop. Our competitors generally focus less on trend-driven apparel and, within their apparel offering, lack the Cultural Cachet that appeals to our core customers. As a result, we believe there is significant demand for an off-price value retailer that addresses the market of African American customers who seek extreme value for fashion apparel, accessories and home goods. See Item 1A. Risk Factors in this Report for additional information regarding competition in our markets.

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

Associates. As of February 1, 2025, we had approximately 2,600 full-time and approximately 2,000 part-time associates. Of these associates, approximately 3,800 are employed in our stores and the remainder are employed in our distribution centers, buying offices and corporate office. We are not a party to any collective bargaining agreements, and none of our associates are represented by a labor union.

“CITI LIFE” - Corporate Culture. Our purpose and values culture is a primary driver of how our teams collaborate on projects and initiatives that contribute to our results and ability to attract new talent who desire to work for a purpose-led brand. The foundation of “Citi Life” is that Life is best when you Live BOLD, Live PROUD and Respect ALL. This is supported by our five core values that define who we are as a Company:

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

Diversity and Inclusion. Our objective is to ensure that our workforce reflects the ethnicity and cultural sensibilities of our customer base, with a particular focus on the African American community. We believe that a diverse and inclusive team is critical to our success. We strive to foster an intentionally inclusive, diverse and productive working environment where our associates are valued and respected. We continue to focus on attracting, developing and retaining team members that reflect the diverse communities we serve. As of February 1, 2025, 85% of our team members are African American or multicultural and 81% are female. In addition, three of our eight board members are African American females.

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

Citi Trends empowers small business owners in our store areas through our Black History Makers Grant program. Launched in 2021, the program supports Black entrepreneurs who are making an impact in their communities. It is designed to increase awareness of Black-owned businesses, and we provide ten $5,000 grants to Black business owners each year. Since its launch, CITIcares, on behalf of Citi Trends, has awarded a total of $200,000 to 40 outstanding Black entrepreneurs.

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

The apparel industry and our core customer in particular are subject to rapidly evolving fashion trends and shifting consumer demands. Accordingly, our success is heavily dependent on our ability to anticipate, identify and capitalize on emerging fashion and home trends, including products, styles and materials that will appeal to our target consumers. A failure on our part to anticipate, identify or react appropriately and timely to changes in styles, trends, brand preferences and images is likely to lead to lower demand for our merchandise. Further, there can be no assurance that our new product offerings will have the same level of acceptance as past product offerings or that we will be able to adequately and timely respond to the preferences of our customers. These could cause, among other things, sales declines, excess inventories and higher markdowns, which could materially adversely affect our business and our brand image.

If we are unsuccessful in competing with our retail apparel competitors, our market share could decline or our growth could be impaired and, as a result, our business strategy, financial condition and results of operations could be negatively impacted.

The retail apparel and home fashion businesses are highly competitive, and we compete against a diverse group of retailers, including national chains, mass merchants, smaller discount retail chains, some of which sell only women’s products, and general merchandise discount stores that offer a variety of products, including apparel, home fashions and other merchandise we sell for the value-conscious consumer. We also compete against local specialty retail stores, regional retail chains, traditional department stores, web-based retail stores and other direct retailers.

The level of competition we face from these retailers varies depending on the product segment, as many of our competitors do not offer apparel for the entire family. Our greatest competition is generally in women’s apparel. We compete with many retailers that are larger than we are with substantially greater resources that can, as a result, adapt better to changing market conditions, better exploit new opportunities and exert greater pricing pressures on suppliers than we can. Many of these retailers also have better name recognition among consumers than we do. Our local and regional competitors may have more extensive knowledge of the consumer base and may be able to garner more loyalty from customers than we can. If the consumer base we serve is satisfied with the selection, quality and price of our competitors’ products, consumers may decide not to shop in our stores. Additionally, if our existing competitors or other retailers decide to focus more on our core customers, we may have greater difficulty in competing effectively. As a result of this competition, we may experience pricing pressures, increased marketing expenditures, as well as loss of market share, which could materially and adversely affect our business strategy, financial condition and results of operations.

Our ability to attract consumers to our stores depends on several factors, including the success of the outdoor neighborhood shopping centers where our stores are primarily located.

The success of an individual store can depend on favorable placement within a given shopping center as well as the volume of traffic generated by the other destination retailers and the anchor stores in the shopping centers where our stores are located. We cannot control the development of alternative shopping destinations near our existing stores or the availability or cost of real estate within existing or new shopping destinations. If a destination retailer or anchor store in our shopping centers closes or leaves, or if there is significant deterioration of the surrounding areas in which our stores are located, it could result in reduced sales at our stores and leave us with excess inventory, which could have a material adverse effect on our financial results or business. Additionally, we are in the process of renovating a number of our stores. If these remodels do not attract new or existing customers to our stores or otherwise drive an increase in sales, then this may have an adverse impact on our business and results of operations.

We do not offer the option to purchase our products through the internet. As the retail industry experiences an increase in online sales, our sales could be adversely affected.

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

Historically, our sales and earnings are significantly higher during the first and fourth quarters each year due to the importance of the spring selling season, which includes the tax refund season and Easter, and the fall selling season, which includes Christmas. Factors that negatively affect us during the first and fourth quarters, including adverse weather, pandemics or other seasonal public health emergencies, cybersecurity events, unfavorable economic conditions, reduced governmental assistance, and tax refund patterns for our customers, will have a greater adverse effect on our financial condition than if our business was less seasonal.

Seasonal fluctuations also affect our inventory levels. While we believe we have a flexible supply chain, we often enter into agreements to purchase merchandise well in advance of the applicable selling season and before trends are confirmed by sales. Therefore, we are vulnerable to changes in consumer preference and demand between the time we design and order our merchandise and the season in which this merchandise will be sold. If we are not able to accurately predict customers’ preferences for our fashion items, we may have either too much inventory which may result in increased markdowns and lower margins or inventory shortages, which may result in lost sales. In either event, our sales may be lower and our cost of sales may be higher than historical levels, which could have a material adverse effect on our business strategy, financial condition and results of operations.

We could experience a reduction in sales if we are unable to fulfill our current and future merchandising needs.

We depend on our suppliers for the continued availability and satisfactory quality of our merchandise. Our suppliers could discontinue selling to us at any time. Additionally, if the manufacturers or other owners of brands or trademarks terminate the license agreements under which some of our suppliers sell our products, we may be unable to obtain replacement merchandise of comparable fashion appeal or quality, in the same quantities or at the same prices. In addition, a number of our suppliers are smaller, less capitalized companies and are more likely to be impacted by unfavorable general economic and market conditions than larger and better capitalized companies, negatively impacting their ability to supply their products to us. If we lose the services of one or more of our significant suppliers or one or more of them fail to meet our merchandising needs, we may be unable to timely or adequately replace the merchandise we currently source with merchandise provided elsewhere, which could negatively impact our sales and results of operations.

Failure to properly manage and allocate our inventory could have an adverse effect on our business strategy, sales, margins, financial condition, and results of operations.

In order to better serve our customers and maximize sales, it is important that we properly execute our inventory management strategies by appropriately allocating merchandise among our stores, timely and efficiently distributing inventory to such locations, maintaining an appropriate mix and level of inventory in such locations, responding to customer demand, and effectively managing pricing and markdowns, and there is no assurance we will be able to do so. In addition, as we continue to implement new inventory allocation initiatives, there could be disruptions in inventory flow and placement. We also face certain risks from our use of third-party order fulfillment and direct shipping including freight cost increases, timely delivery and delays due to work stoppages. Our financial performance could also be impacted by increases in shrink.

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

Our success depends in part upon our ability to attract, motivate and retain a sufficient number of store sales associates, including store managers, who understand and appreciate our corporate culture and customers, and are able to adequately and effectively represent this culture with our customers. Like most retailers, we experience significant employee turnover rates, particularly among store sales associates and managers and distribution center associates. We therefore must continually attract, hire and train new personnel to meet our staffing needs. A significant increase in the turnover rate would increase our recruiting and training costs and could cause us to be unable to service our customers effectively.

Our ability to meet our labor needs and to control labor costs is subject to various external factors, including increased market pressures with respect to prevailing wage rates, unemployment levels and health and other insurance costs; inflation; the impact of legislation or regulations governing labor relations, minimum wage, and healthcare benefits; changing demographics; and our reputation within the labor market. These factors, together with growing competition among potential employers, may result in increased salaries, benefits, or other employee-related costs, or may impair our ability to recruit and retain employees, which could have an adverse impact on our business strategy, financial condition and results of operations.

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

Downturns, or the expectation of a downturn, in general economic conditions, including the effects of unemployment levels, salaries and wage rates, inflation in rent, energy, food and other consumer good prices, interest rates, higher insurance costs, levels of consumer debt, changes in tax rates and policies (including delays in the distribution of tax refunds), government stimulus, geopolitical conflicts, consumer confidence, consumer perception of economic conditions, increased fuel costs or fuel shortages, increased shipping, transportation and distribution costs and other macroeconomic factors, could adversely affect consumer spending patterns, our sales and our results of operations.

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

We rely upon third-party transportation providers for all of our merchandise shipments to our distribution centers and our retail stores. Accordingly, we are subject to risks, including labor disputes or strikes, union organizing activity, inclement weather, public health emergencies, supply chain interruptions, port delays, increased freight, distribution and transportation costs, associated with such providers’ ability to provide delivery services to meet our shipping needs. Failure to deliver merchandise to our distribution centers and our retail stores in a timely, effective and economically viable manner could adversely affect our business strategy, financial condition and results of operations.

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

We do not own or operate any manufacturing or production facilities. As a result, we are dependent upon our timely receipt of quality merchandise from third-party manufacturers. If these manufacturers do not ship orders to us in a timely manner or meet our quality standards, it could cause delays in responding to consumer demands or inventory shortages and negatively affect consumer confidence in the quality and value of our brand or negatively impact our competitive position. Any of these factors could have a material adverse effect on our business strategy, financial condition or results of operations. Furthermore, we are susceptible to increases in sourcing costs, which we may not be able to pass on to customers, and changes in payment terms from manufacturers, which could adversely affect our business strategy, financial condition and results of operations.

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

We purchase our merchandise from a large assortment of vendors, and a substantial portion of this merchandise is manufactured outside of the United States and imported by our vendors from countries such as China and other areas of the Asia-Pacific region. The product we source could become subject to new trade restrictions imposed by the United States or other foreign governments.

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

Our growth strategy includes successfully opening and operating new stores, optimizing product assortment and investing in infrastructure to expand our off-price value model within our current markets and into new geographic regions. The success of opening new stores is dependent upon, among other things, the current retail environment, the identification of suitable markets and the availability of real estate that meets our criteria for traffic, square footage, co-tenancies, lease economics, demographics, and other factors, the negotiation of acceptable lease terms, construction costs, the hiring, training and retention of competent sales personnel, and the effective management of inventory to meet the needs of new and existing stores on a timely basis. Our ability to expand successfully into other geographic markets will also depend on acceptance of our retail store experience by customers in those markets. There can be no assurance that any newly opened stores will be received as well as, or achieve net sales or profitability levels consistent with, our projected targets or be comparable to those of our existing stores in the time periods estimated by us, or at all. These risks may increase with further growth, and we may not be able to execute our growth strategies successfully, on a timely basis, or at all, which may adversely affect our business plans, sales and results.

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

Our business depends upon the cash on our balance sheet as well as our operations to continue to generate strong cash flow to supply capital to support our general operating activities, to fund our growth and our return of cash to stockholders through our stock repurchase programs, if any, and to pay any interest obligations. Our inability to continue to generate sufficient cash flows to support these activities could adversely affect our growth plans, capital expenditures, operating expenses and financial performance, including our earnings per share. Changes in the capital and credit markets, including market disruptions, limited liquidity, inflation and interest rate fluctuations may increase the cost of financing or restrict our access to these potential sources of liquidity. Our continued access to these liquidity sources on favorable terms depends on multiple factors, including our operating performance and, if applicable, credit rating. We maintain a revolving credit facility with Bank of America through April 10, 2030 which provides for a $75 million credit commitment and a $25 million uncommitted “accordion” feature that under certain circumstances could allow us to increase the size of the facility to $100 million. As of February 1, 2025, we had no borrowings outstanding under this facility. Although we currently have available a credit facility to fund our current operating needs, if necessary, we cannot be certain that we will be able to replace our existing credit facility or refinance any future debt at a reasonable cost when necessary. We maintain deposit balances with certain financial institutions that are above the federal insurance limit. A failure of these institutions could result in loss of these deposits.

We may be unable to negotiate future leases or renegotiate current leases on the same favorable terms as we had in the past.

Our strategic growth plan depends in part on our ability to renew current leases and enter into new leases for future stores. We currently lease all of our store locations and distribution centers and are subject to the risks associated with leasing real estate. If we decide to close stores or distribution centers, we may be required to continue to perform obligations under the applicable leases, including, among other things, paying rent and operating expenses for the balance of the lease term, or paying to exercise rights to terminate, and the performance of any of these obligations may be expensive. When the current lease terms for our stores or distribution centers expire, we may be unable to negotiate renewals which could lead to the closing or relocating stores or distribution centers on less favorable terms or in a less favorable location.

If we fail to successfully implement our various marketing efforts or if our competitors are more effective with their programs than we are, our revenue or results of operations may be adversely affected.

Customer traffic and demand for our merchandise may be influenced by our marketing efforts. Although we use marketing to drive customer traffic through various media including digital/social media and e-mail, some of our competitors expend more for their marketing programs than we do, or use different approaches than we do, which may provide them with a competitive advantage. Further, we may not effectively implement strategies with respect to rapidly evolving Internet-based and other digital or mobile communication channels, including social media. Partnerships with social media content creators may expose us to reputational or other risks. Our programs may not be or remain effective or could require increased expenditures, which could have a significant adverse effect on our revenue and results of operations.

Risks Related to Regulatory, Legal and Cybersecurity

Changes in government regulations could have an adverse effect on our business strategy, financial condition and results of operations.

We are subject to numerous federal, state and local laws and regulations that govern numerous aspects of our business. These laws and regulations, and related interpretations and enforcement activity, may change as a result of a variety of factors, including political, economic or social events. Changes in, expanded enforcement of, or adoption of new federal, state or local laws and regulations governing areas such as minimum wage or living wage requirements, workplace-regulation and other labor or employment benefits laws, supply chain, taxes, including changes to corporate tax rates, privacy and information security, or environmental regulation such as carbon emission standards and sustainability programs, transparency and reporting, could increase our costs of doing business or impact our sales, operations or profitability.

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

Our computer systems and the third-party systems we rely on are also subject to damage or interruption from a number of causes, including power outages; computer and telecommunications failures; computer viruses, malware, ransomware, phishing or distributed denial-of-service attacks; brute force attacks; exploiting software vulnerabilities (including “zero-day attacks”), supply chain attacks and other security incidents and cyber-attacks. Compromises, interruptions or shutdowns of our systems, including those managed by third parties, whether intentional or inadvertent, could lead to delays in our business operations and, if significant or extreme, affect our financial condition or results of operations.

In addition, the technologies and artificial intelligence tools that we incorporate into certain aspects of our operations may not generate the intended efficiencies and may impact our business results. Specifically artificial intelligence tools could have the potential to be deficient, inaccurate, or biased and if we fail to adopt and oversee the use of artificial intelligence in a thoughtful and strategic manner, it could harm our financial performance and/or our business reputation.

Failure to maintain the security of employee, customer or vendor information could expose us to litigation, government enforcement actions and materially impact our reputation and business operations.

Over the normal course of business operations, we may obtain certain private or confidential information of our employees, job applicants, customers, and vendors. If retained, this information may be stored within our internal information technology environments or hosted by third-party service providers. While we have implemented security procedures and technology that are intended to safeguard this information from cybersecurity attacks and security incidents, there can be no assurance that these measures will be adequate to safeguard against all data security incidents, system compromises or misuses of data.

Although we continue to develop, and further enhance, our systems and processes that are designed to protect personal information and prevent data loss and other security incidents and technology disruptions, such measures cannot provide absolute security. Cyber-attacks can come in many forms, including cyber-attacks from criminal threat actors, as we experienced in fiscal 2023, acts of vandalism or theft, malware, ransomware, computer viruses or other malicious codes, phishing, brute force attacks, exploiting software vulnerabilities and zero-day attacks, supply chain attacks, employee error or malfeasance, catastrophes, and unforeseen events. The rapid evolution and increased adoption of artificial intelligence technologies by attackers may intensify our cybersecurity risks. Additionally, as we rely on third parties throughout the course of our business operations, a failure of a third-party service provider to monitor and secure their environment could lead to unauthorized access of our private or confidential information.

Any cyber-attack or compromise of our data could expose us to loss of revenue, loss of business, increased expenses, fines or sanctions, private litigation and response measures, credit card brand assessments including termination of our ability to receive credit or debit card payments, government enforcement actions, disruption of business operations, negative publicity, eroded customer confidence in the effectiveness of our data security measures, and decrease in customers’ willingness to shop in our stores which could adversely affect our business strategy, financial conditions and results of operations. Furthermore, there can be no assurance that any limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from any such liabilities or damages with respect to any particular claim.

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

Risks Relating to Ownership of our Common Stock

Our stock price is subject to volatility.

Our stock price has been volatile in the past and may be influenced in the future by a number of factors, including:

●	changes in securities analysts’ recommendations or estimates of our financial performance or our failure to meet any such estimates;
●	changes in market valuations or operating performance of our competitors or companies similar to ours;
●	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;
●	changes in accounting principles;
●	the trading volume of our common stock in the public market and size of our public float; and
●	the realization of some or all of the risks described in this section entitled “Risk Factors.”

These and other factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In addition, the stock markets experience significant price and trading volume fluctuations from time to time, and the market prices and trading volumes of the equity securities of retailers have been volatile, including our common stock. These broad market fluctuations may adversely affect the market price of our common stock.

We cannot provide any guaranty of future cash dividend payments or future repurchase of our common stock pursuant to a share repurchase program.

Any determination to declare and pay cash dividends on our common stock in the future will be based, among other things, on our board of directors’ conclusion in each instance that the declaration and payment of a cash dividend is in the best interest of our stockholders and is in compliance with all laws and agreements applicable to the dividend and upon our financial condition, results of operations, business strategy and cash requirements. Additionally, there can be no assurance that our existing share repurchase authorizations will be completed or that our board of directors will approve additional repurchase programs in the future. We presently have no intention to reinstate the dividend, and there can be no assurance that we will resume paying dividends on a regular basis.

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

If faced with a proxy contest or other activist stockholder action in the future, we may not be able to respond successfully to the contest or action, which could be disruptive to our business. Even if we are successful, our business could be adversely affected by any proxy contest or activist stockholder action involving us because:

●	responding to proxy contests and other actions by activist stockholders can be costly and time-consuming, disrupt operations, divert the attention of management and employees, and lead to uncertainty;
●	perceived uncertainties as to future direction may result in the loss of potential acquisitions, collaborations or business opportunities, and may make it more difficult to attract and retain qualified personnel, business partners and suppliers; and
●	if individuals are elected to our board of directors with a specific agenda, it may adversely affect our ability to effectively implement our business strategy in a timely manner and create additional value for our stockholders.

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

We have not experienced any material cybersecurity incidents in fiscal 2024, and as of the date of this Report, we have not identified any material risks from active cybersecurity threats, including as a result of any prior cybersecurity incidents. However, despite our security measures, there can be no assurance that our cybersecurity risk management processes described will be fully implemented, complied with or effective in protecting our systems and information. While we maintain insurance to mitigate potential losses from a cybersecurity incident, such insurance may be insufficient to cover all losses or all types of claims that may arise. See Item 1A. Risk Factors in this Report for a discussion of whether and how risks from identified cybersecurity threats have materially affected or, if realized, are reasonably likely to materially affect our business strategy, results of operations or financial condition.

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

ITEM 2.PROPERTIES

Store Locations

As of February 1, 2025, we operated 591 stores located in 33 states. Our stores average approximately 11,000 square feet of selling space and are typically located in outdoor community shopping centers that are convenient to mid- to low-income African American customers.

We have no franchising relationships, and all of the stores are company operated. All existing 591 stores, totaling 7.9 million total square feet and 6.5 million selling square feet, are leased under operating leases. The typical store lease is for five years with options to extend the lease term for three additional five-year periods. Nearly all store leases provide us the right to cancel following an initial three-year period in the event the store does not meet pre-determined sales levels. The table below sets forth the number of stores in each of the 33 states in which we operated as of February 1, 2025:

Alabama	35
Arkansas	15
California	7
Connecticut	5
Delaware	3
Florida	50
Georgia	60
Illinois	25
Indiana	18
Iowa	3
Kansas	2
Kentucky	7
Louisiana	34
Maryland	9
Massachusetts	5
Michigan	23
Minnesota	2
Mississippi	30
Missouri	8
Nebraska	1
Nevada	3
New Jersey	2
New York	12
North Carolina	47
Ohio	30
Oklahoma	6
Pennsylvania	9
Rhode Island	1
South Carolina	41
Tennessee	17
Texas	56
Virginia	19
Wisconsin	6

Corporate Offices and Distribution Center Facilities

We own a facility in Savannah, Georgia which serves as our headquarters and, to a lesser extent, as a storage facility. In addition, we currently lease office space in New York City.

We lease and operate two distribution centers, one in Darlington, South Carolina totaling approximately 550,000 square feet, and another in Roland, Oklahoma totaling approximately 565,000 square feet.

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

See Note 7 to the Financial Statements for a summary of certain ongoing legal proceedings. Such information is incorporated into this Part I, Item 3 – “Legal Proceedings” by reference.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The NASDAQ Stock Market under the symbol “CTRN.” On March 31, 2025, there were 9 holders of record and approximately 3,400 beneficial holders of our common stock.

Dividends

In 2020, the Company announced it would suspend quarterly cash dividends. Any determination to declare and pay cash dividends in the future will be made by the Company’s board of directors.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The number of shares of common stock repurchased by the Company during the fourth quarter of 2024 and the average price paid per share are as follows:

			Total number of	Maximum number (or
			shares purchased as	approximate dollar value)
	Total number	Average	part of publicly	of shares that may yet be
	of shares	price paid	announced plans or	purchased under the
Period	purchased	per share (1)	programs (2)	plans or programs (2)
November (11/3/24 - 12/2/24)	—	$—	—	$50,011,482
December (12/3/24 - 1/1/25)	77,965	$25.48	77,965	$48,026,585
January (1/2/25 - 2/1/25)	67,273	$26.62	67,273	$46,237,233
Total	145,238		145,238

(1) Includes commissions for the shares repurchased under the stock repurchase program.
(2) On November 30, 2021, the Company announced that its board of directors approved a $30 million stock repurchase program. On March 15, 2022 the company announced that its board of directors approved an additional $30 million stock repurchase program. The programs do not have expiration dates.

Equity Compensation Plan Information.

See Item 12 of this Report.

Stock Performance Graph

Set forth below is a line graph comparing the last five years’ percentage change in the cumulative total stockholder return on shares of our common stock against the cumulative total returns of the Russell 2000 Index and the Dow Jones US Specialty Retailers Index. This graph assumes that $100 was invested on January 31, 2020 in our common stock and in each of the market index and the industry indexes, and that all cash distributions were reinvested. Our common stock price performance shown on the graph is not indicative of future price performance.

Total Return Analysis	1/20	1/21	1/22	1/23	1/24	1/25

Citi Trends, Inc.	100.00	254.38	210.06	135.73	116.11	111.67
Russell 2000	100.00	130.17	128.60	124.26	127.24	151.53
Dow Jones US Specialty Retailers	100.00	140.92	142.18	135.59	159.02	235.34

ITEM 6.RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Discussions of our results of operations for the year ended February 3, 2024 compared to the year ended January 28, 2023 that have been omitted under this item can be found in "Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended February 3, 2024, which was filed with the United States Securities and Exchange Commission on April 18, 2024.

Executive Overview

We are a leading off-price value retailer of apparel, accessories and home trends primarily for African American families. Our high-quality and trend-right merchandise offerings at everyday low prices are designed to appeal to the fashion and trend preferences of value-conscious customers. As of February 1, 2025, we operated 591 stores in urban, suburban and rural markets in 33 states.

Fiscal 2024 Business Highlights

●	After a mid-year fiscal 2024 CEO transition, began transformation efforts with significant improvement in financial results in the second half of the year. Comparable stores sales in the first half of 0.7% compared to second half comparable store sales of 6.1%.
●	Leveraged extensive, recent customer insights study to sharpen our focus on and understanding of our African American customer base
●	Elevated our in-store experience with our updated, three-tiered product assortment strategy, with balanced good-better-best offerings, trend-right fashion and the addition of extreme value branded treasures, all focused on African American families
●	Implemented improved allocation methodology and updated in-season markdown approach to ensure improved inventory management and fresh product for our customers
●	Opened 1 new store, remodeled 35 stores and closed 12 stores; ended the year with 23% of the fleet in our updated store format

Fiscal 2024 Financial Highlights

●	Total sales of $753.1 million; comparable store sales increase of 3.4% vs fiscal 2023
●	Net loss of ($43.2) million, including the impact of $16.5 million of valuation allowance on deferred tax asset and impact of $16.5 million of strategic investments to fuel the transformation
●	Cash of $61.1 million at the end of the fiscal year, with no debt

Our Strategy

We believe that Citi Trends is in a unique position to serve our loyal customer base, with a long runway for store growth and a motivated leadership team supported by a healthy balance sheet. As described in more detail in “Item 1 – Business,” we have identified five strategic areas of focus that we believe will accelerate our sales and earnings growth over the next few years:

Offer Compelling Value Proposition. We believe that we can drive increases in traffic and basket by focusing on our three-tiered product strategy of opening prices, core value product and familiar brands at incredible values, all focused on the wants and needs of our African American customers. We believe that delivering newness and freshness results in high customer frequency. Our expanded offering of “treasures”, or extreme value product offerings, further strengthens this strategy and deepens our relationship with our customers.

Focus on the African American Customer. We believe that a sharpened focus on our African American customers will drive improved sales through a more focused product assortment designed to address their fashion needs and wants, supporting their ability to express themselves through the creation of their own style. We believe that our refined understanding of our customer will drive increased traffic and conversion in our stores.

Consistent Operational Excellence. We believe that the work we are doing to develop fundamental retail practices and to ensure consistent execution will produce strong, sustainable financial results while positioning us for future, accelerated growth.

Growth. We believe that we can maximize the productivity of our existing 591 stores located in the heart of African American neighborhoods by executing on the three areas of focus stated above and by continued refinement of our store format. While we believe that maximizing the productivity of our existing fleet provides significant opportunity for sales and earnings growth, we continue to believe that Citi Trends has the potential to grow, and we expect to accelerate square footage expansion in the range of 6% to 10% annually over time.

People. We believe that our teams across the organization, led by Ken Seipel, our Chief Executive Officer, and their ability to consistently execute while staying focused on our African American customer, providing great product and a welcoming in-store environment, are a key differentiator for our business and are key to the continued transformation of our company.

We strongly believe that our business strategy centered around these five areas will accelerate our long-term sales and earnings growth.

Uncertainties and Challenges

General Economic Conditions

We expect that our operations in the short-term will continue to be influenced by general economic conditions, including on-going inflationary pressures, new tariff programs and changes in consumer sentiment. We continue to monitor the impacts on our business of unemployment levels, wage inflation, interest rates, inflation rates, housing costs, energy costs, consumer confidence, consumer perception of economic conditions, costs to source our merchandise and supply chain disruptions.

Seasonality and Weather Conditions

The nature of our business is seasonal. Historically, sales in the first and fourth quarters have been higher than sales achieved in the second and third quarters of the fiscal year. In addition, sales of clothing are directly impacted by the timing of the seasons to which the clothing relates. While we have expanded our product offerings to balance discretionary with non-discretionary products, traffic to our stores is still influenced by weather patterns to some extent.

Basis of Presentation

Net sales consist of store sales and layaway fees, net of returns by customers. Cost of sales consists of the cost of products we sell and associated freight costs. Depreciation is not considered a component of cost of sales and is included as a separate line item in the consolidated statements of operations. Selling, general and administrative expenses are comprised of store costs, including payroll and occupancy costs, corporate and distribution center costs and advertising costs. The years ended February 1, 2025, February 3, 2024 and January 28, 2023 are referred to herein as fiscal 2024, fiscal 2023 and fiscal 2022, respectively. Fiscal years 2024 and 2022 are each comprised of 52 weeks, while fiscal 2023 is comprised of 53 weeks.

Results of Operations

The following discussion of our financial performance is based on the consolidated financial statements set forth in Item 8 of this Report. The nature of our business is seasonal. Results may fluctuate due to changes in our business, consumer spending patterns, and the macroeconomic environment. Furthermore, the seasonal nature of our business may affect comparisons between periods.

Net Sales and Additional Operating Data

The following table provides selected consolidated statement of operations data expressed both in dollars and as a percentage of net sales:

	Fiscal Year
	2024		2023		2022

	(dollars in thousands)
Statement of Operations Data
Net sales	$753,079	100.0%	$747,941	100.0%	$795,011	100.0%

Cost of sales (exclusive of depreciation)	(471,036)	(62.5)%	(462,824)	(61.9)%	(484,022)	(60.9)%
Selling, general and administrative expenses	(300,173)	(39.9)%	(284,530)	(38.0)%	(279,177)	(35.1)%
Depreciation	(18,822)	(2.5)%	(18,990)	(2.5)%	(20,595)	(2.6)%
Asset impairment	(2,536)	(0.3)%	(1,051)	0.1%	—	0.0%
Gain on sale-leasebacks	—	0.0%	—	0.0%	64,088	8.1%

(Loss) income from operations	(39,488)	(5.2)%	(19,454)	(2.6)%	75,305	9.5%
Interest income	2,473	0.3%	3,874	0.5%	1,034	0.1%
Interest expense	(319)	(0.0)%	(306)	(0.0)%	(306)	(0.0)%
(Loss) income before income taxes	(37,334)	(5.0)%	(15,886)	(2.1)%	76,033	9.6%
Income tax benefit (expense)	(5,836)	(0.8)%	3,907	0.5%	(17,141)	(2.2)%

Net (loss) income	$(43,170)	(5.7)%	$(11,979)	(1.6)%	$58,892	7.4%

The following table provides information about store activity and the change in comparable store sales for each fiscal year:

	Fiscal Year
	2024	2023	2022

Total stores open, beginning of year	602	611	609
New stores	1	5	12
Closed stores	(12)	(14)	(10)
Total stores open, end of year	591	602	611

Comparable store sales increase (decrease) (1)	3.4%	(6.8)%	(22.1)%
(1)	Stores included in the comparable store sales calculation for any year are those stores that were open for at least 14 full consecutive months without closure for more than seven days within the same fiscal month. Remodeled and relocated stores are included in the comparable store sales results, while stores that are closed permanently or for an extended period are excluded from the comparable store sales results.

Key Operating Statistics

We measure performance using key operating statistics. One of the main performance measures we use is comparable store sales growth. We define a comparable store as a store that has been open for at least 14 full consecutive months without closure for more than seven days within the same fiscal month. Remodeled and relocated stores are included in the comparable store sales results if the selling square footage is not changed significantly, the store is not closed for more than five days in any fiscal month and the store remains in the same trade area. We also use other operating statistics, most notably average sales per store, to measure our performance. As we typically occupy existing space in established shopping centers rather than sites built specifically for our stores, store square footage (and therefore sales per square foot) varies by store. We focus on overall store sales volume as the critical driver of profitability. In addition to sales, we measure cost of sales as a percentage of sales and store operating expenses, with a particular focus on labor, as a percentage of sales. These results translate into store level contribution, which we use to evaluate overall performance of each individual store. Finally, we monitor corporate and distribution center expenses against budgeted amounts.

Fiscal 2024 Compared to Fiscal 2023

Net Sales. Net sales increased $5.1 million, or 0.7%, to $753.1 million in fiscal 2024 from $747.9 million in fiscal 2023. The increase in sales was due to a 3.4% increase in comparable store sales, as well as a decrease of $9.1 million from net store opening and closing activity. The increase in comparable store sales was the result of increased traffic, basket and conversion, particularly in the second half of the year with the implementation of our refined strategies.

Cost of Sales (exclusive of depreciation). Cost of sales increased $8.2 million, or 1.8%, to $471.0 million in fiscal 2024 from $462.8 million in fiscal 2023. As a percentage of net sales, cost of sales deleveraged 60 basis points to 62.5% in fiscal 2024 from 61.9% in fiscal 2023 driven by higher markdowns from our large, strategic inventory reset in the second quarter and higher shrink expense, partially offset by lower freight costs as a result of reduced rates from a new carrier relationship.

Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses increased $15.7 million, or 5.5%, to $300.2 million in fiscal 2024 from $284.5 million in fiscal 2023. The increase was primarily due to (1) $4.1 million of merit increases for store, DC and corporate roles; (2) $3.9 million of expenses related to CEO transition and shareholder defense; (3) $3.1 million of one-time investments, such as consulting fees and store and DC labor to process off-price deals to fuel our strategic initiatives and (4) $1.8 million of store repair and maintenance costs. As a percentage of sales, SG&A expenses deleveraged 190 basis points to 39.9% in fiscal 2024 from 38.0% in fiscal 2023, due to the aforementioned expense increases.

Depreciation. Depreciation expense decreased $0.2 million to $18.8 million in fiscal 2024 from $19.0 million in fiscal 2023.

Asset Impairment. Impairment charges for fiscal 2024 related to underperforming stores totaled $2.5 million, comprised of $1.2 million for leasehold improvements and fixtures and equipment, and $1.3 million for an operating lease right-of-use asset. Impairment charges for fiscal 2023 related to underperforming stores totaled $1.0 million, comprised of $0.9 million for leasehold improvements and fixtures and equipment, and $0.1 million for an operating right of use asset.

Income Tax (Expense) Benefit. Income tax expense was $5.8 million in fiscal 2024 compared to income tax benefit of $3.9 million in fiscal 2023. The difference is attributable to the $16.5 million valuation allowance related to deferred tax assets, primarily associated with net operating loss carryforward generated in fiscal years 2023 and 2024. The cumulative losses during recent years represents sufficient negative evidence to require a valuation allowance, which will be maintained until sufficient positive evidence exists to support its reversal.

Net Loss. Net loss was $43.2 million in fiscal 2024 compared to net loss of $12.0 million in fiscal 2023, due to the factors discussed above.

Liquidity and Capital Resources

Capital Allocation

Our capital allocation strategy is to maintain adequate liquidity to support current operations while investing in opportunities to profitably grow our business, then to return excess cash to shareholders through our share repurchase programs. Our year-end cash and cash equivalents balance was $61.1 million compared to $79.7 million at the end of last year. Until required for other purposes, we maintain cash and cash equivalents in deposit or money market accounts.

Our principal sources of liquidity consist of (i) cash and cash equivalents on hand; (ii) short-term trade credit arising from customary payment terms and trade practices with our vendors; (iii) cash generated from operations on an ongoing basis; and (iv) a revolving credit facility with a $75 million credit commitment.

Inventory

Our year-end inventory balance was $122.6 million, compared with $130.4 million at the end of fiscal 2023. The decrease was the result of our large, strategic inventory reset which led to the markdown of aged product in the second quarter plus the impact of a faster supply chain and a focus on improved inventory productivity.

Capital Expenditures

Capital expenditures in fiscal 2024 were $12.1 million, a decrease of $2.8 million from the prior year, primarily due to opening fewer stores in fiscal 2024. We anticipate capital expenditures in fiscal 2025 in the range of $18 million to $22 million, primarily for opening up to 5 new stores and remodeling approximately 50 stores, combined with continued investments in our systems and distribution centers.

Share Repurchases

In fiscal 2024 we returned $3.8 million to shareholders through share repurchases. See Part II, Item 5 of this Report and Note 6 to the Financial Statements for more information.

Revolving Credit Facility

We have a revolving credit facility that matures in April 2030 and provides a $75 million credit commitment and a $25 million uncommitted “accordion” feature. Additional details of the credit facility are in Note 4 to the Financial Statements. At the end of fiscal 2024, we had no borrowings under the credit facility and $2.2 million in letters of credit outstanding.

Cash Flows

Cash Flows From Operating Activities. Cash used in operating activities was $3.8 million in fiscal 2024 compared with cash used of $9.6 million in fiscal 2023. For fiscal 2024, significant sources of cash included $7.8 million reduction in inventory and a $0.1 million increase in accounts payable. Significant uses of cash include a $49.5 million decrease in accrued expenses and other-long-term liabilities due primarily to payments of operating lease liabilities.

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

Cash Flows From Investing Activities. Cash used in investing activities was $10.1 million in fiscal 2024 compared to cash used of $13.4 million in fiscal 2023. Cash used in fiscal 2024 consisted entirely of purchases of property and equipment. Cash used in fiscal 2023 consisted of $14.9 million of purchases of property and equipment, partially offset by $1.5 million from insurance proceeds related to investing activities.

Cash Flows From Financing Activities. Cash used in financing activities was $4.7 million in fiscal 2024 compared with $0.9 million in fiscal 2023. Cash used in fiscal 2024 was $3.8 million for share repurchases and $0.9 million to settle withholding taxes on the vesting of restricted stock. Cash used in fiscal 2023 was to settle withholding taxes on the vesting of restricted stock.

Cash Requirements and Commitments

Our principal cash requirements consist of (1) inventory purchases; (2) capital expenditures to invest in our growth initiatives; and (3) operational needs, including salaries, occupancy costs, taxes and other operating costs. We have also historically used cash to repurchase stock under our stock repurchase programs. Historically, we have met these cash requirements using cash flow from operations and short-term trade credit. As of February 1, 2025, our contractual commitments for operating leases totaled $289.3 million (with $60.7 million due within 12 months) and our purchase obligations for open merchandise orders totaled $138.0 million due within 12 months. See Note 8 to the Financial Statements for more information regarding lease commitments.

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

Inventory

Inventory is stated at the lower of cost (first-in, first-out basis) or net realizable value as determined by the retail inventory method for store inventory and the average cost method for distribution center inventory. Under the retail inventory method, the cost of inventory is determined by calculating a cost-to-retail ratio and applying it to the retail value of inventory. Inherent in the retail inventory calculation are certain management judgments and estimates, including, among others, merchandise markups, markdowns and shrink, which impact the ending inventory valuation at cost as well as resulting cost of sales. Merchandise markdowns are reflected in the inventory valuation when the price of an item is lowered in the stores. We estimate and record an allowance for shrink for the period between the last physical count and the balance sheet date. The estimate of shrink can be affected by changes in actual shrink trends. Inventory shrink as a percentage of sales in fiscal 2024, fiscal 2023 and fiscal 2022 was 1.7%, 1.0% and 0.7%, respectively. The allowance for inventory shrink was $5.2 million as of February 1, 2025 and $3.9 million as of February 3, 2024. As a measure of sensitivity, a ten percent change in our estimated shrink as of February 1, 2025, would not have materially impacted our cost of goods sold in fiscal 2024. Many retailers have arrangements with vendors that provide for rebates and allowances under certain conditions, which ultimately affect the value of the inventory. We do not generally enter into such arrangements with our vendors. There were no material changes in the estimates or assumptions related to the valuation of inventory during fiscal 2024.

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

In November 2024, the FASB issued ASU 2024-03, “Expense Disaggregation Disclosures (Topic 220): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which requires public entities to disclose additional information that disaggregates certain expense captions into specified categories in the Notes to the consolidated financial statements. The new standard is effective for fiscal years beginning after December 15, 2026, and interim periods after December 15, 2027, with early adoption permitted. The disclosure updates are required to be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact the amended guidance will have on its disclosures.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Citi Trends, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Citi Trends, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Citi Trends, Inc. and subsidiary (the "Company") as of February 1, 2025 and February 3, 2024, the related consolidated statements of operations, cash flows, and stockholders’ equity, for each of the three years in the period ended February 1, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 1, 2025 and February 3, 2024, and the results of its operations and its cash flows for each of the three years in the period ended February 1, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 1, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 16, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

April 16, 2025

We have served as the Company's auditor since 2021.

Citi Trends, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	February 1,	February 3,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$61,085	$79,706
Inventory	122,640	130,432
Prepaid and other current assets	10,216	10,838
Income tax receivable	3,119	4,123
Total current assets	197,060	225,099
Property and equipment	50,715	56,231
Operating lease right of use assets	214,148	231,281
Deferred income taxes	-	5,105
Other assets	846	1,005
Total assets	$462,769	$518,721

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$102,456	$100,366
Operating lease liabilities	47,724	45,842
Accrued expenses	16,647	16,466
Accrued compensation	7,176	6,846
Layaway deposits	388	384
Total current liabilities	174,391	169,904
Noncurrent operating lease liabilities	172,675	188,810
Deferred Tax Liability	142	—
Other long-term liabilities	2,385	2,301
Total liabilities	349,593	361,015

Stockholders’ equity:
Common stock, $0.01 par value. Authorized 32,000,000 shares; 16,497,092 shares issued as of February 1, 2025 and 16,354,714 shares issued as of February 3, 2024; 8,547,841 shares outstanding as of February 1, 2025 and 8,550,701 shares outstanding as of February 3, 2024	162	160
Paid in capital	108,101	105,686
Retained earnings	275,901	319,071
Treasury stock, at cost; 7,949,251 shares held as of February 1, 2025 and 7,804,013 shares held as of February 3, 2024	(270,988)	(267,211)
Total stockholders’ equity	113,176	157,706

Commitments and contingencies (Note 7)
Total liabilities and stockholders’ equity	$462,769	$518,721

See accompanying notes to consolidated financial statements.

Citi Trends, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Fiscal Year
	2024	2023	2022
Net sales	$753,079	$747,941	$795,011

Cost of sales (exclusive of depreciation shown separately below)	(471,036)	(462,824)	(484,022)
Selling, general and administrative expenses	(300,173)	(284,530)	(279,177)
Depreciation	(18,822)	(18,990)	(20,595)
Asset impairment	(2,536)	(1,051)	—
Gain on sale-leasebacks	—	—	64,088
(Loss) income from operations	(39,488)	(19,454)	75,305
Interest income	2,473	3,874	1,034
Interest expense	(319)	(306)	(306)
(Loss) income before income taxes	(37,334)	(15,886)	76,033
Income tax (expense) benefit	(5,836)	3,907	(17,141)
Net (loss) income	$(43,170)	$(11,979)	$58,892

Basic net (loss) income per common share	$(5.19)	$(1.46)	$7.17
Diluted net (loss) income per common share	$(5.19)	$(1.46)	$7.17

Weighted average number of shares outstanding
Basic	8,315	8,221	8,216
Diluted	8,315	8,221	8,216

See accompanying notes to consolidated financial statements.

Citi Trends, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year
	2024	2023	2022
Operating activities:
Net (loss) income	$(43,170)	$(11,979)	$58,892
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	18,822	18,990	20,595
Non-cash operating lease costs	48,863	50,462	51,310
Asset impairment	2,536	1,051	—
Loss on disposal of property and equipment	27	238	10
Deferred income taxes	5,247	(2,211)	99
Insurance proceeds related to operating activities	—	3,483	1,575
Non-cash stock-based compensation expense	3,302	4,095	3,635
Gain on sale of assets or insurance related activities	—	(3,483)	(64,088)
Changes in assets and liabilities:
Inventory	7,792	(24,638)	16,826
Prepaid and other current assets	622	2,139	1,660
Other assets	160	178	134
Accounts payable	101	17,861	(18,329)
Accrued expenses and other long-term liabilities	(49,489)	(58,318)	(54,844)
Accrued compensation	330	(3,977)	(15,073)
Income tax payable/receivable	1,004	(3,508)	3,372
Layaway deposits	4	40	(20)
Net cash (used in) provided by operating activities	(3,849)	(9,577)	5,754

Investing activities:
Purchases of property and equipment	(10,108)	(14,875)	(22,287)
Insurance proceeds related to investing activities	—	1,517	1,370
Proceeds from sale-leasebacks	—	—	81,098
Net cash (used in) provided by investing activities	(10,108)	(13,358)	60,181

Financing activities:
Cash used to settle withholding taxes on vested restricted stock	(887)	(854)	(2,228)
Repurchase of common stock	(3,777)	—	(10,000)
Net cash used in financing activities	(4,664)	(854)	(12,228)
Net (decrease) increase in cash and cash equivalents	(18,621)	(23,789)	53,707

Cash and cash equivalents:
Beginning of year	79,706	103,495	49,788
End of year	$61,085	$79,706	$103,495

Supplemental disclosures of cash flow information:
Cash paid for interest	$168	$159	$158
Cash (receipts) payments of income taxes	$(415)	$1,813	$13,842
Supplemental disclosures of non-cash investing activities:
Accrual for purchases of property and equipment	$4,446	$2,936	$1,522

See accompanying notes to consolidated financial statements.

Citi Trends, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock		Paid in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balances — January 29, 2022	16,090,365	$159	$101,037	$272,158	7,473,155	$(257,211)	$116,143
Vesting of nonvested shares	—	2	—	—	—	—	2
Issuance of nonvested shares	140,441	—	—	—	—	—	—
Issuance of common stock under incentive plan, net of shares withheld for taxes	15,977	—	—	—	—	—	—
Forfeiture of nonvested shares	(42,782)	—	—	—	—	—	—
Stock-based compensation expense	—	—	3,635	—	—	—	3,635
Net share settlement of nonvested shares	(45,507)	(1)	(2,227)	—	—	—	(2,228)
Repurchase of common stock	—	—	—	—	330,858	(10,000)	(10,000)
Net income	—	—	—	58,892	—	—	58,892
Balances — January 28, 2023	16,158,494	$160	$102,445	$331,050	7,804,013	$(267,211)	$166,444
Vesting of nonvested units	—	—	—	—	—	—	—
Issuance of nonvested shares	272,426	—	—	—	—	—	—
Issuance of common stock under incentive plan, net of shares withheld for taxes	—	—	—	—	—	—	—
Forfeiture of nonvested shares	(39,321)	—	—	—	—	—	—
Stock-based compensation expense	—	—	4,095	—	—	—	4,095
Net share settlement of nonvested shares	(36,885)	—	(854)	—	—	—	(854)
Net loss	—	—	—	(11,979)	—	—	(11,979)
Balances — February 3, 2024	16,354,714	$160	$105,686	$319,071	7,804,013	$(267,211)	$157,706
Vesting of nonvested units	—	2	—	—	—	—	2
Issuance of nonvested shares	230,852	—	—	—	—	—	—
Forfeiture of nonvested shares	(51,450)	—	—	—	—	—	—
Stock-based compensation expense	—	—	3,302	—	—	—	3,302
Net share settlement of nonvested shares	(37,024)	—	(887)	—	—	—	(887)
Repurchase of common stock	—	—	—	—	145,238	(3,777)	(3,777)
Net loss	—	—	—	(43,170)	—	—	(43,170)
Balances — February 1, 2025	16,497,092	$162	$108,101	$275,901	7,949,251	$(270,988)	$113,176

See accompanying notes to consolidated financial statements.

Citi Trends, Inc.

Notes to Consolidated Financial Statements

1. Organization and Business

Citi Trends, Inc. and its subsidiary (the “Company”) is a leading off-price value retailer of apparel, accessories and home trends primarily for African American families in the United States. As of February 1, 2025, the Company operated 591 stores in urban, suburban and rural markets in 33 states.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany transactions and balances have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to January 31 of each year. The years ended February 1, 2025, February 3, 2024 and January 28, 2023 are referred to as fiscal 2024, fiscal 2023 and fiscal 2022, respectively, in the accompanying consolidated financial statements. Fiscal years 2024 and 2022 have a 52-week accounting period, and fiscal year 2023 is comprised of 53 weeks.

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

Inventory

Inventory is stated at the lower of cost (first-in, first-out basis) or net realizable value as determined by the retail inventory method for store inventory and the average cost method for distribution center inventory. Under the retail inventory method, the cost of inventory is determined by calculating a cost-to-retail ratio and applying it to the retail value of inventory. Merchandise markdowns are reflected in the inventory valuation when the retail price of an item is lowered in the stores. Inventory is recorded net of an allowance for shrink based on the most recent physical inventory counts and other assumptions for shrink activity. The allowance for inventory shrink was $5.2 million as of February 1, 2025 and $3.9 million as of February 3, 2024.

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

Impairment of Long-Lived Assets

If facts and circumstances indicate that a long-lived asset may be impaired, the carrying value is reviewed. If this review indicates that the carrying value of the asset group will not be recovered as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value. There was non-cash impairment expense in fiscal 2024 of $2.5 million consisting of $1.2 million for leasehold improvements and fixtures and equipment at underperforming stores, and $1.3 for right of use assets. There was non-cash impairment expense in fiscal year 2023 of $1.0 million consisting of $0.9 million for leasehold improvements and fixtures and equipment at an underperforming store, and $0.1 million for a right of use asset.

Insurance Liabilities

The Company is largely self-insured for workers’ compensation costs, general liability claims. The Company’s self-insured retention or deductible, as applicable, for each claim involving workers’ compensation and general liability is limited to $250,000 and $100,000 respectively. Self-insurance liabilities are based on the total estimated costs of claims filed and estimates of claims incurred but not reported, less amounts paid against such claims. Current and historical claims data, together with information from actuarial studies, are used in developing the estimates. The insurance liabilities that are recorded are primarily influenced by the frequency and severity of claims and the Company’s growth. If the underlying facts and circumstances related to the claims change, then the Company may be required to record more or less expense which could be material in relation to results of operations.

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

Revenue Recognition

The Company’s primary source of revenue is derived from the sale of apparel, accessories and home goods to its customers with the Company’s performance obligations satisfied at the point of sale when the customer pays for their purchase and receives the merchandise. Sales taxes collected by the Company from customers are excluded from revenue. Revenue from layaway sales is recognized at the point in time when the merchandise is paid for and control of the goods is transferred to the customer, thereby satisfying the Company’s performance obligation. The Company defers revenue from the sale of gift cards and recognizes the associated revenue upon the redemption of the cards by customers to purchase merchandise. Breakage on gift cards is minimal as the cards are generally subject to escheat regulations of the state in which the gift card subsidiary is located.

Sales Returns

The Company allows customers to return merchandise for up to thirty days after the date of sale. Expected refunds to customers are recorded based on estimated margin using historical return information. The refund liability for merchandise returns is recorded in accrued expenses on the consolidated balance sheet and totaled $0.2 million as of both February 1, 2025 and February 3, 2024. The corresponding asset for the recoverable cost of expected refunds is included in prepaid and other current assets and totaled $0.1 million as of both February 1, 2025 and February 3, 2024.

Disaggregation of Revenue

In the following table, the Company’s revenue is disaggregated by Division or major product category. The following table provides the percentage of net sales for each Division within the merchandise assortment:

	Fiscal Year
Divisions	2024	2023	2022
Womens	27%	27%	26%
Kids	23%	23%	23%
Accessories & Beauty	17%	17%	18%
Mens	17%	17%	17%
Home & Lifestyle	10%	9%	8%
Footwear	6%	7%	8%

Cost of Sales

Cost of sales includes the cost of inventory sold during the period and transportation costs, including inbound freight related to inventory sold, freight from the distribution centers to the stores and freight from vendors to stores, net of discounts and allowances. Distribution center costs, store occupancy expenses and advertising expenses are not considered components of cost of sales and are included as part of selling, general and administrative expenses. Depreciation is also not considered a component of cost of sales and is included as a separate line item in the consolidated statements of operations. Distribution center costs (exclusive of depreciation) for fiscal 2024, 2023 and 2022 were $32.1 million, $31.0 million and $26.3 million, respectively.

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

The following table provides a reconciliation of the number of average common shares outstanding used to calculate basic earnings per share to the number of common shares and common stock equivalents outstanding used in calculating diluted earnings per share:

	Fiscal Year
	2024	2023	2022
Weighted average number of common shares outstanding (basic)	8,314,825	8,221,450	8,216,448
Incremental shares from assumed vesting of nonvested restricted stock	—	—	—
Average number of common shares and common stock equivalents outstanding	8,314,825	8,221,450	8,216,448

The dilutive effect of stock-based compensation arrangements is accounted for using the treasury stock method. The Company includes as assumed proceeds the amount of compensation costs attributed to future services and not yet recognized. For fiscal 2024, 2023 and 2022, respectively, there were 248,000, 273,000 and 218,000 shares of nonvested restricted stock excluded from the calculation of diluted earnings per share because of antidilution.

Advertising

The Company expenses advertising as incurred. Advertising expense for fiscal 2024, 2023 and 2022 was $2.3 million, $1.6 million and $0.8 million, respectively.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. If realization of the deferred tax asset is not considered more likely than not, then a valuation allowance is recorded to reduce the deferred tax asset to its net realizable value.

Business Operating Segment

The Company is an off-price value retailer of fashion apparel, accessories and home goods for the entire family. The retail operations represent a single operating segment based on the way the Company manages its business. Operating decisions and resource allocation decisions are made at the Company level in order to maintain a consistent retail store presentation. The Company’s retail stores sell similar products, use similar processes to sell those products, and sell their products to similar classes of customers. All sales and assets are located within the United States.

New Accounting Pronouncements

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

In November 2024, the FASB issued ASU 2024-03, “Expense Disaggregation Disclosures (Topic 220): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which requires public entities to disclose additional information that disaggregates certain expense captions into specified categories in the Notes to the consolidated financial statements. The new standard is effective for fiscal years beginning after December 15, 2026, and interim periods after December 15, 2027, with early adoption permitted. The disclosure updates are required to be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact the amended guidance will have on its disclosures.

3. Property and Equipment, net

Property and equipment, net, consists of the following (in thousands):

	February 1,	February 3,
	2025	2024
Buildings	$4,849	$4,786
Leasehold improvements	136,491	131,143
Furniture, fixtures and equipment	144,321	138,980
Computer equipment	59,993	56,666
Construction in progress	2,457	1,102
	348,111	332,677
Accumulated depreciation	(297,396)	(276,446)
	$50,715	$56,231

4. Revolving Line of Credit

On October 27, 2011, the Company entered into a five-year, $50 million credit facility with Bank of America. The facility was amended in August 2015 and May 2020 to extend the maturity dates. The facility was further amended on April 15, 2021 to modify terms and extend the maturity date to April 15, 2026. In May 2023, the facility was amended to replace the London Interbank Offered Rate (“LIBOR”) with the Secured Overnight Financing Rate (“SOFR”). See Note 10 to the Financial Statements for more information regarding the subsequent amendment to extend the maturity date of the current agreement.

The facility provides a $75 million credit commitment and a $25 million uncommitted “accordion” feature that under certain circumstances could allow the Company to increase the size of the facility to $100 million. The facility is secured by the Company’s inventory, accounts receivable and related assets, but not its real estate, fixtures and equipment, and it contains one financial covenant, a fixed charge coverage ratio, which is applicable and tested only in certain circumstances. The facility has an unused commitment fee of 0.20% and permits the payment of cash dividends subject to certain limitations.

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

As of February 1, 2025, the Company had no borrowings under the credit facility and $2.2 million of letters of credit outstanding.

5. Income Taxes

Income tax (expense) benefit consists of the following (in thousands):

	Fiscal Year
	2024	2023	2022
Current:
Federal	$(275)	$2,025	$(12,616)
State	(420)	(329)	(4,426)
Total current	(695)	1,696	(17,042)
Deferred:
Federal	(2,266)	2,635	(1,031)
State	(2,875)	(424)	932
Total deferred	(5,141)	2,211	(99)
Total income tax (expense) benefit	$(5,836)	$3,907	$(17,141)

Income tax (expense) benefit computed using the federal statutory rate is reconciled to the reported income tax (expense) benefit as follows (in thousands):

	Fiscal Year
	2024	2023	2022
Statutory rate applied to income before income taxes	$7,840	$3,337	$(15,967)
State income taxes, net of federal benefit	1,151	240	(2,738)
State tax credits	(1,001)	(167)	(268)
State tax credits - valuation allowance (net of federal benefit)	—	(774)	393
General business credits	1,518	1,840	1,871
Nondeductible compensation	(46)	—	(44)
Excess (deficit) tax benefits from stock-based compensation	(96)	(519)	(507)
Valuation Allowance	(14,582)	—	—
Other	(620)	(50)	119
Income tax (expense) benefit	$(5,836)	$3,907	$(17,141)

Deferred tax assets and deferred tax liabilities consist of the following (in thousands):

	February 1,	February 3,
	2025	2024
Deferred tax assets:
Inventory capitalization	$1,930	$2,422
Vacation liability	395	489
Operating lease liabilities	55,247	59,556
State tax credits	1,597	2,599
Federal tax credits	1,518	—
Stock compensation	545	1,059
Insurance liabilities	366	855
Research and development	2,227	1,399
Net operating loss and charitable contribution carryforwards	10,097	2,434
Other	585	507
Subtotal deferred tax assets	74,507	71,320
Less: Valuation allowance - net	(16,519)	(1,937)
Total deferred tax assets	57,988	69,383

Deferred tax liabilities:
Right of use asset	(52,935)	(57,690)
Book and tax depreciation differences	(4,783)	(6,115)
Prepaid expenses	(412)	(473)
Total deferred tax liabilities	(58,130)	(64,278)
Net deferred tax (liability) asset	$(142)	$5,105

The Company files income tax returns in U.S. federal and state jurisdictions where it does business and is subject to examinations by the Internal Revenue Service (“IRS”) and other taxing authorities. With a few exceptions, the Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years prior to fiscal 2020. The Company reviews and assesses uncertain tax positions, if any, with recognition and measurement of tax benefit based on a “more-likely-than-not” standard with respect to the ultimate outcome, regardless of whether this assessment is favorable or unfavorable. As of February 1, 2025, there were no material benefits taken on the Company’s income tax returns that do not qualify for financial statement recognition. If a tax position does not meet the minimum statutory threshold to avoid payment of penalties and interest, a company is required to recognize an expense for the amount of the interest and penalty in the period in which the company claims or expects to claim the position on its tax return. For financial statement purposes, companies are allowed to elect whether to classify such charges as either income tax expense or another expense classification. Should such expense be incurred in the future, the Company will classify such interest as a component of interest expense and penalties as a component of income tax expense.

At February 1, 2025, the Company had income tax net operating loss (“NOL”) carryforwards for federal purposes of $39.6 million (gross) and for state purposes of $1.7 million (tax effected). The federal tax NOL carryforwards have an indefinite carryforward, but are limited to offsetting 80% of taxable income in future years. The majority of state tax NOL carryforwards either follow federal indefinite carryforward or begin to expire in 2038, with one jurisdiction expiring in 2028.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible and income tax credits may be utilized, management believes sufficient negative evidence exists to require a valuation allowance. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal, resulting in no deferred tax asset balance being recognized. At February 1, 2025, the valuation allowance established against the entire net deferred tax asset totaled $16.5 million.

The effective income tax rate for fiscal 2024, 2023 and 2022 included the recognition of benefits arising from various federal and state tax credits. Under current IRS and state income tax regulations, these credits may be carried back for one year or carried forward for periods up to 20 years. The income tax benefit included $0.0 million, $2.2 million and $1.6 million related to such credits in each of fiscal 2024, 2023 and 2022, respectively. The credits generated for fiscal year 2024 were recorded with a full valuation allowance.

6. Stockholders’ Equity

Repurchases of common stock

The Company periodically repurchases shares of its common stock under board-authorized repurchase programs. Such repurchases may be made in the open market, through block trades or through other negotiated transactions. Share repurchases are as follows (in thousands, except per share data):

	Fiscal Year
	2024	2023	2022
Total number of shares purchased	145	—	331
Average price paid per share (including commissions)	$25.99	$—	$30.22
Total investment	$3,777	$—	$10,000

At February 1, 2025, $46.2 million remained available under the Company’s previously announced stock repurchase authorization.

Stock-Based Compensation

The Company maintains the Citi Trends, Inc. Incentive Plan (the “Plan”) which permits the grant of stock-based incentive awards to employees, officers, directors and consultants. The Plan provides for the grant of incentive and nonqualified options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other forms of stock-based and cash-settled equity compensation. At February 1, 2025, the Company had 360,954 shares reserved for future grants under the Plan. During fiscal 2024, 2023 and 2022, non-cash stock-based compensation expense recorded in selling and general and administrative expenses totaled $3.3 million, $4.1 million and $3.6 million, respectively. The income tax expense resulting from the fair market value of restricted stock at vesting versus the cumulative compensation cost of such stock is recorded as a component of income tax expense and was $0.1 million, $0.5 million and $0.5 million, respectively.

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

On November 18, 2024, the Company granted a performance-based restricted stock award to the Chief Executive Officer. The total number of shares earned depends on the attainment of predefined average stock price targets measured over rolling 45-trading-day periods during the performance period ending November 15, 2027. Earned shares vest annually over a period extending through November 15, 2028. The Company estimated the fair value of the awards using a Monte Carlo simulation including the following assumptions:

Stock Price on grant date	$16.33
Risk-free interest rate	4.21%
Expected volatility (annualized)	62.90%
Dividend yield	0%

The risk-free interest rate was derived from the continuously compounded yield of zero-coupon U.S. Treasury STRIPS. The expected volatility is based on the Company’s historical daily stock price movements for a period equal to the simulation term. The dividend yield was based on the Company’s recent dividend history. The total grant date fair value of the award was $3.36 million, or $10.45 per share.

The fair value associated with each tranche of the award will be recognized, straight-line, over the requisite service period for that tranche. Failure to meet the market conditions for an award does not result in reversal of previously recognized expense, so long as the required service period condition is met. The Company recognized $0.3 million of expense related to the award during the year ended February 1, 2025.

The following tables summarize activity related to nonvested restricted stock and PSUs and performance-based restricted stock during fiscal 2024:

	Time-Based Restricted Stock
		Weighted Average
	Nonvested	Grant Date
	Shares	Fair Value
Outstanding as of February 3, 2024	310,882	$21.83
Granted	230,852	21.08
Vested	(156,201)	24.79
Forfeited	(51,450)	20.44
Outstanding as of February 1, 2025	334,083	$20.15

	Performance-Based Restricted Stock
		Weighted Average
	Nonvested	Grant Date
	Shares	Fair Value
Outstanding as of February 3, 2024	—	$—
Granted	321,502	10.45
Vested	—	—
Outstanding as of February 1, 2025	321,502	$10.45

	Performance-Based Restricted Stock Units
		Weighted Average
	Nonvested	Grant Date
	Units	Fair Value
Outstanding as of February 3, 2024	99,467	$16.80
Granted	82,193	23.52
Vested	—	—
Forfeited	(91,679)	18.84
Outstanding as of February 1, 2025	89,981	$20.06

At February 1, 2025, there was $4.5 million of unrecognized compensation expense related to restricted stock. Based on current probable performance, we have determined no compensation expense is required on our PSUs.

7. Commitments and Contingencies

The Company from time to time is involved in various legal proceedings incidental to the conduct of its business, including claims by customers, employees or former employees. Once it becomes probable that the Company will incur costs in connection with a legal proceeding and such costs can be reasonably estimated, it establishes appropriate reserves.

In connection with the January 2023 cyber disruption previously disclosed in the Company’s Form 8-K filed on February 23, 2023, four putative class action lawsuits were filed against the Company in the United States District Court for the Southern District of Georgia (the “Court”). These matters, Matousek et al v. Citi Trends, Inc.; Sienna Thomas v. Citi Trends, Inc.; Yeimy Sambrano v. Citi Trends, Inc.; Sabrina Green-Fogg v. Citi Trends, Inc. were filed in the second half of 2023, and consolidated into one case by the Court on November 8, 2023. The plaintiffs allege harm in connection with the January 2023 cyber disruption and assert a variety of claims seeking unspecified monetary damages and other related relief. A consolidated class action complaint was filed on February 15, 2024, adding an additional plaintiff, Shykira Scott. The Company is vigorously defending these lawsuits and filed a motion to dismiss the consolidated class action complaint, as well as a motion to compel individual arbitration and dismiss or stay actions on March 22, 2024. In addition, the Attorneys General of Alabama, Connecticut, Indiana and Texas sent inquiry letters to the Company regarding the January 2023 cyber disruption, which the Company has answered. As of the end of fiscal 2024, the Company had an accrual of $0.7 million for estimated losses in connection with these matters recorded in Accrued expenses. The ultimate loss to the Company for these matters could be materially different from the amount the Company has accrued. The Company cannot predict or estimate the duration or ultimate outcome of these matters. The Company is unable to predict whether it may be subject to other lawsuits, claims or inquiries.

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

The Company is also party to purchase obligations for open merchandise orders of $138.0 million that is due within 12 months.

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

Total lease cost is comprised of operating lease costs, short-term lease costs and variable lease costs, which include rent paid as a percentage of sales, common area maintenance, real estate taxes and insurance for the Company’s real estate leases. Lease costs consisted of the following (in thousands):

	Fiscal Year
	2024	2023	2022
Operating lease cost	$61,227	$62,163	$60,167
Variable lease cost	11,061	11,070	9,911
Short term lease cost	2,241	1,598	1,395
Total lease cost	$74,529	$74,831	$71,473

Future minimum lease payments as of February 1, 2025 are as follows (in thousands):

Fiscal Year	Lease Costs
2025	$60,651
2026	49,602
2027	38,230
2028	29,989
2029	21,595
Thereafter	89,197
Total future minimum lease payments	289,264
Less: imputed interest	(68,865)	(1)
Total present value of lease liabilities	$220,399	(2)

(1)	Calculated using the incremental borrowing rate for each lease.
(2)	Includes short-term and long-term portions of operating leases.

Certain operating leases provide for fixed monthly rents, while others provide for contingent rents computed as a percentage of net sales and others provide for a combination of both fixed monthly rents and contingent rents computed as a percentage of net sales.

Supplemental cash flow and other information related to operating leases are as follows (in thousands, except for weighted average amounts):

	Fiscal Year
	February 1, 2025	February 3, 2024	2022
Cash paid for operating leases	$62,582	$68,371	$56,053
Right of use assets obtained in exchange for new operating lease liabilities	$33,183	$27,836	$101,241

Weighted average remaining lease term (years) - operating leases	7.26	7.54	7.83
Weighted average discount rate - operating leases	5.61%	5.04%	4.49%

9. Segment Reporting

The Company is an off-price value retailer of fashion apparel, accessories and home trends primarily for African American families. The retail operations represent a single operating segment based on the way the Company manages its business. The Company’s Chief Executive Officer, as our chief operating decision maker (“CODM”), manages and allocates resources to the operations of the Company on a consolidated basis. This enables the Chief Executive Officer to assess the Company’s overall level of available resources and determine how best to deploy these resources across retail stores that are in line with the Company’s long-term company-wide strategic goals. The Company’s retail stores sell similar products, use similar processes to sell those products, and sell their products to similar classes of customers. All sales and assets are located within the United States. The CODM assesses performance based on consolidated net (loss) income that is reported on the statement of operations as part of the annual budgeting and forecasting process. The CODM considers budget-to-actual variances on a monthly basis when making decisions about allocating capital and personnel. The CODM does not review assets in evaluating results, therefore such information is not provided.

The following table summarizes the Company’s one reportable segment profit or loss, including significant segment expenses, and includes the reconciliation to consolidated net (loss) income:

	Fiscal Year
	2024	2023	2022
Net sales	$753,079	$747,941	$795,011
Cost of sales (exclusive of depreciation shown separately below)
Merchandising and other	(430,300)	(418,103)	(441,242)
Freight in and out	(40,736)	(44,721)	(42,780)
Selling, general, and administrative expenses
Store expenses - payroll and related expenses	(91,558)	(90,405)	(90,295)
Store expenses - rent	(66,660)	(67,110)	(66,431)
Corporate expenses - payroll and related expenses	(29,614)	(26,189)	(26,859)
Distribution center expenses - payroll and related expenses	(16,686)	(17,412)	(15,549)
Other segment expenses (1)	(95,655)	(83,414)	(80,043)
Depreciation	(18,822)	(18,990)	(20,595)
Asset impairment	(2,536)	(1,051)	—
Gain on sale leaseback	—	—	64,088
Interest income	2,473	3,874	1,034
Interest expense	(319)	(306)	(306)
Income tax (provision) benefit	(5,836)	3,907	(17,141)
Net (loss) income	$(43,170)	$(11,979)	$58,892

(1) Other segment expenses represent other store, corporate and distribution center expenses including utilities, repairs, supplies, insurance, professional fees and other miscellaneous fees.

10. Subsequent Events

As previously disclosed in the Company’s Form 8-K filed on March 27, 2025, the Company entered into an Amended and Restated Cooperation Agreement (the “Cooperation Agreement”) with Fund 1 Investments, LLC, a Delaware limited liability company (the “Investor”) on March 25, 2025. The Cooperation Agreement amends and restates the cooperation agreement previously entered into by the parties on February 28, 2024.

Pursuant to the Cooperation Agreement, the Company agreed to, among other things, (i) appoint each of Wesley Calvert and Pamela Edwards to the Company’s Board of Directors (the “New Directors”) and (ii) nominate each of the New Directors, and David Heath, Charles Liu and Michael Kvitko for election to the Board at the Company’s 2025 annual meeting of stockholders (the “2025 Annual Meeting”).

The Investor also agreed to certain customary standstill provisions prohibiting it from, among other things, (i) soliciting proxies; (ii) advising or knowingly encouraging any person with respect to the voting or disposition of any securities of the Company, subject to limited exceptions; (iii) making public announcements regarding certain transactions involving the Company; and (iv) taking actions to change or influence the Board, management or the direction of certain Company matters; in each case as further described in the Cooperation Agreement. Until the Termination Date (as defined in the Cooperation Agreement), the Company and the Investor have also agreed to certain mutual non-disparagement provisions.

The Cooperation Agreement will terminate on the date that is 30 days prior to the closing of the window for the submission of stockholder director nominations for the Company’s 2026 annual meeting of stockholders; provided, however, that the Termination Date will be automatically extended to the date that is 30 days prior to the closing of the window for the submission of stockholder director nominations for the Company’s 2027 annual meeting of stockholders if the Company’s stock price meets certain thresholds as described in the Cooperation Agreement.

On April 10, 2025 the Company amended the five-year, $75 million credit facility with Bank of America to extend the maturity date to April 10, 2030.

The facility provides a $75 million credit commitment and a $25 million uncommitted “accordion” feature that under certain circumstances could allow the Company to increase the size of the facility to $100 million. The facility is secured by the Company’s inventory, accounts receivable and related assets, but not its real estate, fixtures and equipment, and it contains one financial covenant, a fixed charge coverage ratio, which is applicable and tested only in certain circumstances. The facility has an unused commitment fee of 0.25% and permits the payment of cash dividends subject to certain limitations.

Borrowings under the credit facility bear interest (a) for SOFR Loans, at a rate equal to the SOFR Rate plus a SOFR adjustment equal to 0.10% plus either 1.50%, 1.75% or 2.00%, or (b) for Base Rate Loans, at a rate equal to the highest of (i) the prime rate, (ii) the Federal Funds Rate plus 0.5% and (iii) the Term SOFR Rate plus 1.0%, plus, in each case either 0.50%, 0.75% or 1.00%, based in any such case on the average daily availability for borrowings under the facility.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of February 1, 2025, based on the criteria described in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our management concluded that our internal control over financial reporting was effective based on those criteria as of February 1, 2025.

Our independent registered public accounting firm, Deloitte & Touche LLP, audited the effectiveness of our internal control over financial reporting as of February 1, 2025, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Citi Trends, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Citi Trends, Inc. and subsidiary (the “Company”) as of February 1, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended February 1, 2025, of the Company and our report dated April 16, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Atlanta, Georgia

April 16, 2025

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fourth quarter ended February 1, 2025, no director or officer adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item with respect to our executive officers and directors, our insider trading policy, compliance by our directors, executive officers and certain beneficial owners of our common stock with Section 16(a) of the Exchange Act, the committees of our board of directors, our audit committee financial expert and our code of ethics is incorporated herein by reference to information under the captions entitled “Board of Directors and Corporate Governance,” “Executive Officers,” “Executive Compensation,” and “Delinquent Section 16(a) Reports” in our definitive proxy statement for our 2025 Annual Meeting of Stockholders (or will be filed by amendment to this Report).

ITEM 11.EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to information under the captions entitled “Executive Compensation,” “Board of Directors and Committees of the Board of Directors” and “Compensation Committee Report” in our definitive proxy statement for our 2025 Annual Meeting of Stockholders (or will be filed by amendment to this Report).

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the information under the captions entitled “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation – Equity Compensation Plan Information” in our definitive proxy statement for our 2025 Annual Meeting of Stockholders (or will be filed by amendment to this Report).

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information under the captions entitled “Certain Relationships and Related Party Transactions” and “Board of Directors and Committees of the Board of Directors” in our definitive proxy statement for our 2025 Annual Meeting of Stockholders (or will be filed by amendment to this Report).

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information under the caption entitled “Ratification of Independent Registered Public Accounting Firm” in our definitive proxy statement for our 2025 Annual Meeting of Stockholders (or will be filed by amendment to this Report).

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

*10.5	Citi Trends, Inc. 2021 Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 16, 2021)

*10.6	Amendment to the Citi Trends, Inc. 2021 Incentive Plan (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on May 8, 2024)

+*10.7	Second Amendment to the Citi Trends, Inc. 2021 Incentive Plan, dated November 18, 2024

*10.8

Form of Restricted Stock Award Agreement for Employees under the Citi Trends, Inc. 2021 Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed with the SEC on April 14, 2022)

Exhibit No.	Description
*10.9

Form of Restricted Stock Award Agreement for Directors under the Citi Trends, Inc. 2021 Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on September 8, 2021)

*10.10

Form of Performance-Based Restricted Stock Unit Award Agreement for Employees under the Citi Trends, Inc. 2021 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on September 6, 2023)

*10.11

Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and Lisa Powell dated August 16, 2019 (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed with the SEC on May 14, 2020)

*10.12

Severance Agreement between the Company and Lisa Powell dated August 16, 2019 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed with the SEC on May 14, 2020)

*10.13

Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and David N. Makuen dated February 17, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 21, 2020)

*10.14

Severance Agreement between the Company and David N. Makuen dated February 17, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 21, 2020)

*10.15

Employment Non-Compete, Non-Solicit and Confidentiality Agreement, dated as of June 27, 2022, between Citi Trends, Inc. and Heather Plutino (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2022)

*10.16

Severance Agreement, dated as of June 27, 2022, between Citi Trends, Inc. and Heather Plutino (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2022)

*10.17

Employment Non-Compete, Non-Solicit and Confidentiality Agreement, dated as of February 15, 2023, between Citi Trends, Inc. and Vivek Bhargava (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on June 7, 2023)

*10.18

Severance Agreement, dated as of February 15, 2023, between Citi Trends, Inc. and Vivek Bhargava (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on June 7, 2023)

*10.19

Employment Non-Compete, Non-Solicit and Confidentiality Agreement, dated as of March 24, 2018, between Citi Trends, Inc. and Kyle Koenig (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on December 11, 2024)

*10.20

Severance Agreement, dated as of March 24, 2018, between Citi Trends, Inc. and Kyle Koenig (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on September 11, 2024)

*10.21

Employment Non-Compete, Non-Solicit and Confidentiality Agreement, dated as of September 6, 2024, between Citi Trends, Inc. and Katrina George (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on September 11, 2024)

*10.22

Severance Agreement, dated as of September 6, 2024, between Citi Trends, Inc. and Katrina George (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on September 11, 2024)

*10.23

Separation Agreement, dated May 31, 2024 to be effective as of June 1, 2024, between David N. Makuen and Citi Trends, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 31, 2024)

Exhibit No.	Description

+*10.24	Employment Non-Compete, Non-Solicit and Confidentiality Agreement, dated as of November 18, 2024, between Citi Trends, Inc. and Kenneth D. Seipel

+*10.25	Severance Agreement, dated as of November 18, 2024, between Citi Trends, Inc. and Kenneth D. Seipel

+*10.26	Performance-Based Restricted Stock Award Agreement, dated as of November 18, 2024, between Citi Trends, Inc. and Kenneth D. Seipel

10.27

Agreement for Purchase and Sale of Real Property, dated as of March 14, 2022, between Citi Trends, Inc. and an affiliate of Oak Street Real Estate Capital, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on June 9, 2022)

10.28

Lease Agreement, dated April 19, 2022, between Citi Trends, Inc. and CTDASC001 LLC (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on September 8, 2022)

10.29

Lease Agreement, dated September 6, 2022, between Citi Trends, Inc. and CTROOK2 LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on December 8, 2022)

+19.1	Citi Trends, Inc. Insider Trading Policy

+21.1	Subsidiary of the Registrant

+23.1	Consent of Deloitte & Touche LLP

+31.1	Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+31.2	Certification of Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1

Citi Trends, Inc. Policy for Recovery of Erroneously Awarded Compensation, adopted December 1, 2023 (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed with the SEC on April 18, 2024)

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

CITI TRENDS, INC.

(Registrant)

Date: April 16, 2025	By	/s/ Kenneth D. Seipel
Kenneth D. Seipel
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth D. Seipel	Chief Executive Officer	April 16, 2025
Kenneth D. Seipel	(Principal Executive Officer) and Chairman

/s/ Heather Plutino	Chief Financial Officer	April 16, 2025
Heather Plutino	(Principal Financial and Accounting Officer)

/s/ Wesley Calvert	Director	April 16, 2025
Wesley Calvert

/s/ Pamela Edwards	Director	April 16, 2025
Pamela Edwards

/s/ David Heath	Director	April 16, 2025
David Heath

/s/ Margaret L. Jenkins	Director	April 16, 2025
Margaret L. Jenkins

/s/ Michael S. Kvitko	Director	April 16, 2025
Michael S. Kvitko

/s/ Charles Liu	Director	April 16, 2025
Charles Liu

/s/ Cara Robinson	Director	April 16, 2025
Cara Robinson