Form 10-Q
period 2025-05-03
Citi Trends Inc
filed 2025-06-11
CIK 1318484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2025

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

As of May 23, 2025, the registrant had 8,294,051 outstanding shares of common stock, $0.01 par value per share.

CITI TRENDS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Citi Trends, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share data)

	May 3,	February 1,
	2025	2025
Assets
Current assets:
Cash and cash equivalents	$41,556	$61,085
Inventory	109,931	122,640
Prepaid and other current assets	13,752	10,216
Income tax receivable	3,117	3,119
Assets held for sale	247	—
Total current assets	168,603	197,060
Property and equipment, net of accumulated depreciation of $293,473 and $297,396 as of May 3, 2025 and February 1, 2025, respectively.	49,146	50,715
Operating lease right of use assets	218,360	214,148
Other assets	1,299	846
Total assets	$437,408	$462,769

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$80,919	$102,456
Operating lease liabilities	44,592	47,724
Accrued expenses	14,315	16,647
Accrued compensation	9,738	7,176
Layaway deposits	908	388
Total current liabilities	150,472	174,391
Noncurrent operating lease liabilities	175,797	172,675
Deferred Tax Liability	142	142
Other long-term liabilities	2,438	2,385
Total liabilities	328,849	349,593

Stockholders’ equity:
Common stock, $0.01 par value. Authorized 32,000,000 shares; 16,472,844 shares issued as of May 3, 2025 and 16,497,092 shares issued as of February 1, 2025; 8,273,038 shares outstanding as of May 3, 2025 and 8,547,841 shares outstanding as of February 1, 2025	162	162
Paid in capital	108,928	108,101
Retained earnings	276,772	275,901
Treasury stock, at cost; 8,199,806 shares held as of May 3, 2025 and 7,949,251 shares held as of February 1,2025	(277,303)	(270,988)
Total stockholders’ equity	108,559	113,176

Commitments and contingencies (Note 6)
Total liabilities and stockholders’ equity	$437,408	$462,769

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Thirteen Weeks Ended
	May 3,	May 4,
	2025	2024
Net sales	$201,728	$186,289

Cost of sales (exclusive of depreciation)	(121,918)	(114,254)
Selling, general and administrative expenses	(74,887)	(74,211)
Depreciation	(4,370)	(4,793)
Asset impairment	(64)	—
Income (loss) from operations	489	(6,969)
Interest income	458	849
Interest expense	(76)	(79)
Income (loss) before income taxes	871	(6,199)
Income tax benefit	—	2,773
Net income (loss)	$871	$(3,426)

Basic net income (loss) per common share	$0.11	$(0.42)
Diluted net income (loss) per common share	$0.11	$(0.42)

Weighted average number of shares outstanding
Basic	8,034	8,253
Diluted	8,170	8,253

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Thirteen Weeks Ended
	May 3,	May 4,
	2025	2024
Operating activities:
Net income (loss)	$871	$(3,426)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	4,370	4,793
Asset impairment	64	—
Non-cash operating lease costs	12,252	12,013
Loss on disposal of property and equipment	—	15
Deferred income taxes	—	(2,772)
Non-cash stock-based compensation expense	968	884
Changes in assets and liabilities:
Inventory	12,709	11,418
Prepaid and other current assets	(3,536)	(3,164)
Other assets	(453)	48
Accounts payable	(21,911)	(28,097)
Accrued expenses and other long-term liabilities	(19,387)	(14,494)
Accrued compensation	2,562	2,399
Income tax receivable/payable	2	310
Layaway deposits	520	459
Net cash used in operating activities	(10,969)	(19,614)
Investing activities:
Purchases of property and equipment	(2,104)	(1,590)
Net cash used in investing activities	(2,104)	(1,590)
Financing activities:
Cash used to settle withholding taxes on the vesting of nonvested restricted stock	(141)	(333)
Repurchases of common stock	(6,315)	—
Net cash used in financing activities	(6,456)	(333)
Net decrease in cash and cash equivalents	(19,529)	(21,537)
Cash and cash equivalents:
Beginning of period	61,085	79,706
End of period	$41,556	$58,169

Supplemental disclosures of cash flow information:
Cash paid for interest	$43	$41
Cash (refunds) payments of income taxes	$(2)	$(310)
Supplemental disclosures of non-cash investing activities:
Accrual for purchases of property and equipment	$944	$338

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Paid in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balances — February 1, 2025	16,497,092	$162	$108,101	$275,901	7,949,251	$(270,988)	$113,176
Issuance of nonvested shares	2,089	—	—	—	—	—	—
Forfeiture of nonvested shares	(19,398)	—	—	—	—	—	—
Stock-based compensation expense	—	—	968	—	—	—	968
Net share settlement of nonvested shares	(6,939)	—	(141)	—	—	—	(141)
Repurchase of common stock	—	—	—	—	250,555	(6,315)	(6,315)
Net income	—	—	—	871	—	—	871
Balances — May 3, 2025	16,472,844	$162	$108,928	$276,772	8,199,806	$(277,303)	$108,559

	Common Stock		Paid in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balances — February 3, 2024	16,354,714	$160	$105,686	$319,071	7,804,013	$(267,211)	$157,706
Vesting of nonvested shares	—	1	—	—	—	—	1
Issuance of nonvested shares	2,811	—	—	—	—	—	—
Forfeiture of nonvested shares	(5,178)	—	—	—	—	—	—
Stock-based compensation expense	—	—	884	—	—	—	884
Net share settlement of nonvested shares	(11,618)	—	(333)	—	—	—	(333)
Net loss	—	—	—	(3,426)	—	—	(3,426)
Balances — May 4, 2024	16,340,729	$161	$106,237	$315,645	7,804,013	$(267,211)	$154,832

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

May 3, 2025

1. Significant Accounting Policies

Basis of Presentation

Citi Trends, Inc. and its subsidiary (the “Company”) is a leading off-price value retailer of apparel, accessories and home trends primarily for African American families in the United States. As of May 3, 2025, the Company operated 591 stores in urban, suburban and rural markets in 33 states.

The condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim reporting and are unaudited. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The condensed consolidated balance sheet as of February 1, 2025 is derived from the audited financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2025 (the “2024 Form 10-K”). These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the 2024 Form 10-K. Operating results for the first quarter of 2025 are not necessarily indicative of the results that may be expected for the fiscal year as a result of the seasonality of the business and the current economic uncertainty.

Fiscal Year

The following contains references to fiscal years 2025 and 2024, which represent fiscal years ending or ended on January 31, 2026 and February 1, 2025, respectively. Fiscal 2025 and fiscal 2024 both have 52-week accounting periods.

Assets Held for Sale

Assets and liabilities to be disposed of by sale are classified as “held for sale” if their carrying amounts are principally expected to be recovered through a sale transaction rather than through continuing use, and the disposal group is available for immediate sale and the sale is probable. These criteria are generally met when an agreement to sell exists, or management has committed to a plan to sell the assets within one year. Disposal groups are measured at the lower of carrying amount or fair value less costs to sell, and long-lived assets included within the disposal group are no longer depreciated or amortized. The fair value of a disposal group, less any costs to sell, is assessed each reporting period it remains classified as held for sale and any remeasurement to the lower of carrying value or fair value less costs to sell is reported as an adjustment to the carrying value of the disposal group.

As of May 3, 2025, the Company had $0.2 million of assets classified as held for sale.

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

The dilutive effect of stock-based compensation arrangements is accounted for using the treasury stock method. The Company includes the amount of compensation cost attributed to future services and not yet recognized as assumed proceeds. For the first quarter of 2025 and 2024, there were 0 and 272,000 shares of nonvested restricted stock, respectively, excluded from the calculation of diluted earnings per share because of antidilution.

The following table provides the weighted average number of common shares outstanding used to calculate basic earnings per share to the number of common shares and common stock equivalents outstanding used in calculating diluted earnings per share:

	Thirteen Weeks Ended
	May 3, 2025	May 4, 2024
Weighted average number of common shares outstanding (basic)	8,033,623	8,252,556
Incremental shares from assumed vesting of nonvested restricted stock	136,833	—
Weighted average number of common shares and common stock equivalents outstanding (diluted)	8,170,456	8,252,556

4. Revolving Credit Facility

In October 2011, the Company entered into a five-year, $50 million credit facility with Bank of America. The facility was amended in August 2015, May 2020, and April 2021 to modify terms and extend the maturity dates. The facility was further amended on April 10, 2025 to extend the maturity date to April 10, 2030. The amended facility provides a $75 million credit commitment and a $25 million uncommitted “accordion” feature that under certain circumstances could allow the Company to increase the size of the facility to $100 million.

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

As of May 3, 2025, the Company had no borrowings under the credit facility and $2.2 million of letters of credit outstanding.

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

7. Stock Repurchases

The Company periodically repurchases shares of its common stock under board-authorized repurchase programs. Such repurchases may be made in the open market, through block trades or through other negotiated transactions. Share repurchases were as follows (in thousands, except per share data):

	Thirteen Weeks Ended
	May 3, 2025	May 4, 2024
Total number of shares purchased	251	—
Average price paid per share (including commissions)	$25.21	$—
Total investment	$6,315	$—

At May 3, 2025, $40.0 million remained available under the Company’s stock repurchase authorization.

8. Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, “Improvement to Income Tax Disclosures (Topic 740)”, (“ASU 2023-09”) which requires additional disclosures for income tax rate reconciliations, income taxes paid, and certain other tax disclosures. ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. Adoption is required for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact this standard will have on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, “Expense Disaggregation Disclosures (Topic 220): Disaggregation of Income Statement Expenses” which requires public entities to disclose additional information that disaggregates certain expense captions into specified categories in the Notes to the consolidated financial statements. The new standard is effective for fiscal years beginning after December 15, 2026, and interim periods after December 15, 2027, with early adoption permitted. The disclosure updates are required to be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact this standard will have on its disclosures.

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

In the following table, the Company’s revenue from contracts with customers is disaggregated by Division or product category. The following table provides the percentage of net sales for each Division within the merchandise assortment:

	Thirteen Weeks Ended
	May 3,	May 4,
Division	2025	2024
Womens	28%	29%
Kids	22%	22%
Accessories & Beauty	17%	17%
Mens	15%	15%
Home & Lifestyle	11%	10%
Footwear	7%	7%

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

Total lease cost is comprised of operating lease costs, short-term lease costs, and variable lease costs, which include rent paid as a percentage of sales, common area maintenance, real estate taxes and insurance for the Company’s real estate leases. Lease costs consisted of the following (in thousands):

	Thirteen Weeks Ended
	May 3, 2025	May 4, 2024
Operating lease cost	$15,167	$15,391
Variable lease cost	2,610	2,622
Short term lease cost	576	712
Total lease cost	$18,353	$18,725

Future minimum lease payments as of May 3, 2025 are as follows (in thousands):

Fiscal Year	Lease Costs
2025	$50,428
2026	53,975
2027	42,461
2028	33,635
2029	24,936
Thereafter	91,553
Total future minimum lease payments	296,988
Less: imputed interest	(76,599)	(1)
Total present value of lease liabilities	$220,389	(2)

(1)	Calculated using the incremental borrowing rate for each lease.
(2)	Includes short-term and long-term portions of operating lease liabilities.

Certain operating leases provide for fixed monthly rents, while others provide for contingent rents computed as a percentage of net sales and others provide for a combination of both fixed monthly rents and contingent rents computed as a percentage of net sales.

Supplemental cash flows and other information related to operating leases are as follows (in thousands, except for weighted average amounts):

	Thirteen Weeks Ended
	May 3, 2025	May 4, 2024
Cash paid for operating leases	$15,182	$15,302
Right of use assets obtained in exchange for new operating lease liabilities	$16,528	$7,651

Weighted average remaining lease term (years) - operating leases	7.14	7.47
Weighted average discount rate - operating leases	5.78%	5.18%

11. Segment Reporting

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

The following table summarizes the Company’s one reportable segment profit or loss, including significant segment expenses, and includes the reconciliation to consolidated net (loss) income (in thousands):

	Thirteen Weeks Ended
	May 3, 2025	May 4, 2024
Net sales	$201,728	$186,289
Cost of sales (exclusive of depreciation shown separately below)
Merchandising and other	(111,857)	(104,299)
Freight in and out	(10,061)	(9,955)
Selling, general, and administrative expenses
Store expenses - payroll and related expenses	(22,485)	(22,135)
Store expenses - rent	(16,327)	(16,774)
Corporate expenses - payroll and related expenses	(7,283)	(8,232)
Distribution center expenses - payroll and related expenses	(4,555)	(3,947)
Other segment expenses (1)	(24,237)	(23,123)
Depreciation	(4,370)	(4,793)
Asset impairment	(64)	—
Interest income	458	849
Interest expense	(76)	(79)
Income tax (provision) benefit	—	2,773
Net income (loss)	$871	$(3,426)

(1) Other segment expenses represent other store, corporate and distribution center expenses including utilities, repairs, supplies, insurance, professional fees and other miscellaneous fees.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Except for specific historical information, many of the matters discussed in this Form 10-Q may express or imply projections of revenues or expenditures, statements of plans and objectives for future operations, growth or initiatives, statements of future economic performance, capital allocation expectations or statements regarding the outcome or impact of pending or threatened litigation. These, and similar statements, are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, concerning matters that involve risks, uncertainties and other factors that may cause the actual performance of the Company to differ materially from those expressed or implied by these statements. All forward-looking information should be evaluated in the context of these risks, uncertainties and other factors. The words “believe,” “anticipate,” “project,” “plan,” “expect,” “estimate,” “objective,” “forecast,” “goal,” “intend,” “could,” “will likely result,” or “will continue” and similar words and expressions generally identify forward-looking statements, although not all forward-looking statements contain such language. The Company believes the assumptions underlying these forward-looking statements are reasonable; however, any of the assumptions could be inaccurate, and therefore, actual results may differ materially from those projected in the forward-looking statements.

The factors that may result in actual results differing from such forward-looking information include, but are not limited to: uncertainties relating to general economic conditions, including inflation, energy and fuel costs, unemployment levels, and any deterioration whether caused by acts of war, terrorism, political or social unrest (including any resulting store closures, damage or loss of inventory) or other factors; changes in market interest rates and market levels of wages; the imposition of new taxes on imports, new tariffs and changes in existing tariff rates; the imposition of new trade restrictions and changes in existing trade restrictions; impact of natural disasters such as hurricanes; uncertainty and economic impact of pandemics, epidemics or other public health emergencies; transportation and distribution delays or interruptions; changes in freight rates; the Company’s ability to attract and retain workers; the Company’s ability to negotiate effectively the cost and purchase of merchandise; inventory risks due to shifts in market demand; the Company’s ability to gauge fashion trends and changing consumer preferences; consumer confidence and changes in consumer spending patterns; competition within the industry; competition in our markets; the duration and extent of any economic stimulus programs; changes in product mix; interruptions in suppliers’ businesses; risks related to cybersecurity, data privacy and intellectual property; temporary changes in demand due to weather patterns; seasonality of the Company’s business; the results of pending or threatened litigation; delays associated with building, opening, remodeling and operating new stores; delays associated with building, opening or expanding new or existing distribution centers; and other factors described in the section titled “Item 1A. Risk Factors” and elsewhere in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2025 and in Part II, “Item 1A. Risk Factors” and elsewhere in the Company’s Quarterly Reports on Form 10-Q and any amendments thereto and in the other documents the Company files with the SEC, including reports on Form 8-K.

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

Executive Overview

We are a highly differentiated off-price value retailer known for trendy fashions, great brands and amazing prices. We offer culturally relevant fashion – what we call “Cultural Cachet” – in apparel, accessories and home trends primarily for African American families in the United States. We curate a three-tiered mix of product featuring well-known brands, core product and opening price goods, with intermittent extreme value deals. Our core product styles are curated trend-right, high quality, value for the price. We offer an assortment of opening price product for the price conscious customer, all sold at competitive prices. Plus, for the treasure hunters, we often have “extreme value” product deals on well-known branded product at 50% to 75% off the manufacturer’s suggested retail price. Consumer insights research validates that our unique culturally relevant styling, and strong value for the price, fosters deep customer loyalty and high shopping frequency in the neighborhoods in which we operate.

As of May 3, 2025, we operated 591 stores in urban, suburban and rural markets in 33 states.

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

Seasonality and Weather Patterns

The nature of our business is seasonal. Historically, sales in the first and fourth quarters have been higher than sales achieved in the second and third quarters of the fiscal year. In addition, sales of clothing are directly impacted by the timing of the seasons to which the clothing relates. While we have expanded our product offerings to balance discretionary with non-discretionary product, traffic to our stores is still influenced by weather patterns to some extent.

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

The following discussion contains references to fiscal years 2025 and 2024, which represent fiscal years ending or ended on January 31, 2026 and February 1, 2025, respectively. Fiscal 2025 and fiscal 2024 have a 52-week accounting period. This discussion and analysis should be read with the unaudited condensed consolidated financial statements and the notes thereto contained in Part I, Item 1 of this Report.

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

Key Operating Statistics

We measure performance using key operating statistics. One of the main performance measures we use is comparable store sales growth. We define a comparable store as a store that has been open for at least 14 full consecutive months without closure for more than seven days within the same fiscal month. Remodeled and relocated stores are included in the comparable store sales results if the selling square footage is not changed significantly, the store is not closed for more than five days in any fiscal month and the store remains in the same trade area. We also use other operating statistics, most notably average sales per store, to measure our performance. As we typically occupy existing space in established shopping centers rather than sites built specifically for our stores, store square footage (and therefore sales per square foot) varies by store. We focus on overall store sales volume as the critical driver of profitability. In addition to sales, we measure cost of sales as a percentage of sales and store operating expenses, with a particular focus on labor, as a percentage of sales. These results translate into store level contribution, which we use to evaluate the overall performance of each individual store. Finally, we monitor corporate and distribution center expenses against budgeted amounts.

Thirteen Weeks Ended May 3, 2025 and May 4, 2024

Net Sales. Net sales increased $15.4 million, or 8.3%, to $201.7 million in the first quarter of 2025 from $186.3 million in the first quarter of 2024. The increase in sales was due to a 9.9% increase in comparable store sales.

Cost of Sales (exclusive of depreciation). Cost of sales (exclusive of depreciation) increased $7.6 million, or 6.6%, to $121.9 million in the first quarter of 2025 from $114.3 million in the first quarter of 2024. Cost of sales as a percentage of sales decreased to 60.4% in the first quarter of 2025 from 61.3% in the first quarter of 2024. The change was due to a decrease in shrink expense, a decrease in freight expense and an increase in initial markup offset by an increase in markdowns.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $0.7 million, or 0.9%, to $74.9 million in the first quarter of 2025 from $74.2 million in the first quarter of 2024. The increase was primarily due to an increase in distribution center expenses and incentive compensation accrual, partially offset by lower corporate expenses. As a percentage of sales, selling, general and administrative expenses decreased to 37.1% in the first quarter of 2025 from 39.8% in the first quarter of 2024.

Depreciation. Depreciation expense decreased $0.4 million, or 8.8%, to $4.4 million in the first quarter of 2025 from $4.8 million in the first quarter of 2024.

Income Tax Benefit/Expense. There was no income tax expense in the first quarter of 2025 compared to a tax benefit of $2.8 million in the first quarter of 2024. For the first quarter of 2025 and the first quarter of 2024, we used the annual effective tax rate to determine income tax expense based upon interim period results.

Net Income/Loss. Net income was $0.9 million in the first quarter of 2025 compared to net loss of $3.4 million in the first quarter of 2024 due to the factors discussed above.

Liquidity and Capital Resources

Capital Allocation

Our capital allocation strategy is to maintain adequate liquidity to prioritize investments in opportunities to profitably grow our business and maintain current operations, then to return excess cash to shareholders through our share repurchase programs. Our quarter-end cash and cash equivalents balance was $41.6 million compared to $58.2 million at the end of the first quarter of 2024. Until required for other purposes, we maintain cash and cash equivalents in deposit or money market accounts.

Our principal sources of liquidity consist of: (i) cash and cash equivalents on hand; (ii) short-term trade credit arising from customary payment terms and trade practices with our vendors; (iii) cash generated from operations on an ongoing basis; and (iv) a revolving credit facility with a $75 million credit commitment.

Inventory

Our quarter-end inventory balance was $109.9 million, compared with $119.0 million at the end of the first quarter of 2024. The decrease was primarily due to a strategic decrease in our average in-store inventory and lower pack-and-hold inventory.

Capital Expenditures

Capital expenditures in the first quarter of 2025 were $2.1 million, an increase of $0.5 million from the first quarter of 2024, as we invest in more existing store remodels. We anticipate capital expenditures in fiscal 2025 of approximately $20 million, primarily for opening up to five new stores and remodeling approximately 50 stores, combined with ongoing investments in various technology platforms.

Share Repurchases

In the first quarter of fiscal 2025, we returned $6.3 million to shareholders through share repurchases. See Part II, Item 2 of this Report and Note 7 to the Financial Statements for more information.

Revolving Credit Facility

We have a revolving credit facility that matures in April 2030 and provides a $75 million credit commitment and a $25 million uncommitted “accordion” feature. Additional details of the credit facility are in Note 4 to the Financial Statements. At the end of the first quarter of 2025, we had no borrowings under the credit facility and $2.2 million in letters of credit outstanding.

Cash Flows

Cash Flows From Operating Activities. Net cash used in operating activities was $11.0 million in the first quarter of 2025 compared to cash used of $19.6 million in the first quarter of 2024. Sources of cash in the first quarter of 2025 resulted from net income adjusted for non-cash expenses totaling $18.5 million (compared to a net loss adjusted for non-cash items of $11.5 million in the first quarter of 2024), and a decrease of $12.7 million in inventory (compared to a decrease of $11.4 million in 2024).

Significant uses of cash during the first quarter of 2025 included (1) a $21.9 million decrease in accounts payable (compared to a decrease of $28.1 million in the first quarter of 2024) due primarily to timing of vendor payments; and (2) a decrease of $19.4 million in accrued expenses and other long-term liabilities (compared to a decrease of $14.5 million in the first quarter of 2024) due primarily to payments of operating lease liabilities.

Cash Flows From Investing Activities. Cash used in investing activities was $2.1 million in the first quarter of 2025 compared to $1.6 million in the first quarter of 2024. Cash used in the first quarter of 2025 and 2024 consisted of purchases of property and equipment.

Cash Flows From Financing Activities. Cash used in financing activities was $6.4 million in the first quarter of 2025 compared to $0.3 million in the first quarter of 2024. Cash used in the first quarter of 2025 was $0.1 million to settle withholding taxes on the vesting of restricted stock and $6.3 million for share repurchases, compared to $0.3 million used in the first quarter of 2024 to settle withholding taxes on the vesting of restricted stock.

Cash Requirements and Commitments

Our principal cash requirements consist of (1) inventory purchases; (2) capital expenditures to invest in our infrastructure; and (3) operational needs, including salaries, occupancy costs, taxes and other operating costs. We may also use cash to fund any share repurchases, make any required debt payments and satisfy other contractual obligations. Historically, we have met these cash requirements using cash flow from operations and short-term trade credit. As of May 3, 2025, our contractual commitments for operating leases totaled $220.4 million (with $50.4 million due within 12 months). See Note 10 to the Financial Statements for more information regarding lease commitments.

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

There have been no material changes to the Critical Accounting Policies outlined in our Annual Report on Form 10-K for the fiscal year ended February 1, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risk during the thirteen weeks ended May 3, 2025 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended February 1, 2025.

Item 4. Controls and Procedures.

We have carried out an evaluation under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 3, 2025 pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based on that evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information has been accumulated and communicated to our management, including the officers who certify our financial reports, as appropriate, to allow timely decisions regarding the required disclosures.

Our disclosure controls and procedures are designed to provide reasonable assurance that the controls and procedures will meet their objectives. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended May 3, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the Risk Factors described under the section “Item 1A. RISK FACTORS” in our Annual Report on Form 10-K for the fiscal year ended February 1, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Information on Share Repurchases

The number of shares of common stock repurchased by the Company during the first quarter of 2025 and the average price paid per share are as follows:

				Maximum number (or
			Total number of shares	approximate dollar value)
			purchased as part of	of shares that may yet be
	Total number of	Average price paid	publicly announced	purchased under the plans
Period	shares purchased	per share (1)	plans or programs (2)	or programs
February (2/2/25 - 3/1/25)	159,980	$26.12	159,980	$42,061,571
March (3/2/25 - 4/5/25)	90,575	$22.49	90,575	$40,026,598
April (4/6/25 - 5/3/25)	—	$—	—	$40,026,598
Total	250,555		250,555

(1)	Includes commissions from the shares repurchased under the stock repurchase program
(2)	On November 30, 2021, the Company announced that its board of directors approved a $30 million stock repurchase program. On March 15, 2022, the Company announced that its board of directors approved an additional $30 million stock repurchase program. The programs do not have expiration dates.

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

10.1

Amended and Restated Cooperation Agreement, dated March 25, 2025, by and between Citi Trends, Inc. and Fund 1 Investments, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2025).

10.2

Fourth Amendment to Credit Agreement, dated as of April 10, 2025, by and among Citi Trends, Inc., as Borrower, Citi Trends Marketing Solutions, Inc., as Guarantor, and Bank of America, N.A., as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 15, 2025).

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

CITI TRENDS, INC.

Date: June 11, 2025

	By:	/s/ Heather Plutino
	Name:	Heather Plutino
	Title:	Chief Financial Officer