Form 10-Q
period 2025-08-02
Citi Trends Inc
filed 2025-09-10
CIK 1318484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-41886

CITI TRENDS, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-2150697
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

17 Park of Commerce Boulevard, Suite 200
Savannah, Georgia	31405
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (912) 236-1561

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	CTRN	NASDAQ Stock Market

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

As of August 29, 2025, the registrant had 8,305,912 outstanding shares of common stock, $0.01 par value per share.

CITI TRENDS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Citi Trends, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share data)

	August 2,	February 1,
	2025	2025
Assets
Current assets:
Cash and cash equivalents	$50,397	$61,085
Inventory	117,566	122,640
Prepaid and other current assets	19,635	10,216
Income tax receivable	1,606	3,119
Total current assets	189,204	197,060
Property and equipment, net of accumulated depreciation of $293,603 and $297,396 as of August 2, 2025 and February 1, 2025, respectively.	50,522	50,715
Operating lease right of use assets	216,420	214,148
Other assets	1,262	846
Total assets	$457,408	$462,769

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$96,245	$102,456
Operating lease liabilities	43,344	47,724
Accrued expenses	17,285	16,647
Accrued compensation	9,172	7,176
Layaway deposits	1,330	388
Total current liabilities	167,376	174,391
Noncurrent operating lease liabilities	174,145	172,675
Deferred Tax Liability	142	142
Other long-term liabilities	2,505	2,385
Total liabilities	344,168	349,593

Stockholders’ equity:
Common stock, $0.01 par value. Authorized 32,000,000 shares; 16,505,718 shares issued as of August 2, 2025 and 16,497,092 shares issued as of February 1, 2025; 8,305,912 shares outstanding as of August 2, 2025 and 8,547,841 shares outstanding as of February 1, 2025	162	162
Paid in capital	109,791	108,101
Retained earnings	280,590	275,901
Treasury stock, at cost; 8,199,806 shares held as of August 2, 2025 and 7,949,251 shares held as of February 1, 2025	(277,303)	(270,988)
Total stockholders’ equity	113,240	113,176

Commitments and contingencies (Note 7)
Total liabilities and stockholders’ equity	$457,408	$462,769

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Thirteen Weeks Ended
	August 2,	August 3,
	2025	2024
Net sales	$190,750	$176,552

Cost of sales (exclusive of depreciation)	(114,477)	(121,624)
Selling, general and administrative expenses	(78,905)	(73,780)
Depreciation	(4,548)	(4,782)
Asset impairment	(263)	(1,261)
Gain on sale of building	10,960	—
Income (loss) from operations	3,517	(24,895)
Interest income	389	611
Interest expense	(88)	(80)
Income (loss) before income taxes	3,818	(24,364)
Income tax benefit	—	5,951
Net income (loss)	$3,818	$(18,413)

Basic net earnings (loss)per common share	$0.48	$(2.21)
Diluted net earnings (loss) per common share	$0.46	$(2.21)

Weighted average number of shares outstanding
Basic	8,033	8,337
Diluted	8,314	8,337

Citi Trends, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Twenty-Six Weeks Ended
	August 2,	August 3,
	2025	2024
Net sales	$392,478	$362,841

Cost of sales (exclusive of depreciation)	(236,395)	(235,878)
Selling, general and administrative expenses	(153,792)	(147,991)
Depreciation	(8,918)	(9,576)
Asset impairment	(327)	(1,261)
Gain on sale of building	10,960	—
Income (loss) from operations	4,006	(31,865)
Interest income	847	1,460
Interest expense	(164)	(158)
Income (loss) before income taxes	4,689	(30,563)
Income tax benefit	—	8,724
Net income (loss)	$4,689	$(21,839)

Basic net earnings (loss)per common share	$0.58	$(2.63)
Diluted net earnings (loss) per common share	$0.57	$(2.63)

Weighted average number of shares outstanding
Basic	8,033	8,295
Diluted	8,242	8,295

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Twenty-Six Weeks Ended
	August 2,	August 3,
	2025	2024
Operating activities:
Net income (loss)	$4,689	$(21,839)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	8,918	9,576
Asset impairment	327	1,261
Non-cash operating lease costs	24,340	24,605
Loss on disposal of property and equipment	158	18
Deferred income taxes	—	(8,610)
Non-cash stock-based compensation expense	2,451	1,578
Gain on sale of building	(10,960)	—
Changes in assets and liabilities:
Inventory	5,074	(4,564)
Prepaid and other current assets	(9,419)	(6,084)
Other assets	(416)	85
Accounts payable	(7,125)	10,030
Accrued expenses and other long-term liabilities	(29,602)	(21,865)
Accrued compensation	1,996	878
Income tax receivable/payable	1,513	227
Layaway deposits	942	708
Net cash used in operating activities	(7,114)	(13,996)
Investing activities:
Purchases of property and equipment	(7,705)	(5,552)
Proceeds from sale of building	11,206	—
Net cash provided by (used in) investing activities	3,501	(5,552)
Financing activities:
Cash used to settle withholding taxes on the vesting of nonvested restricted stock	(760)	(856)
Repurchases of common stock	(6,315)	—
Net cash used in financing activities	(7,075)	(856)
Net decrease in cash and cash equivalents	(10,688)	(20,404)
Cash and cash equivalents:
Beginning of period	61,085	79,706
End of period	$50,397	$59,302

Supplemental disclosures of cash flow information:
Cash paid for interest	$98	$83
Cash refunds of income taxes	$(1,453)	$(341)
Supplemental disclosures of non-cash investing activities:
Accrual for purchases of property and equipment	$1,688	$214

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Paid in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balances — February 1, 2025	16,497,092	$162	$108,101	$275,901	7,949,251	$(270,988)	$113,176
Grant of restricted shares	2,089	—	—	—	—	—	—
Forfeiture of restricted shares	(19,398)	—	—	—	—	—	—
Stock-based compensation expense	—	—	968	—	—	—	968
Shares withheld for settlement of employee taxes on vesting	(6,939)	—	(141)	—	—	—	(141)
Repurchase of common stock	—	—	—	—	250,555	(6,315)	(6,315)
Net income (loss)	—	—	—	871	—	—	871
Balances — May 3, 2025	16,472,844	$162	$108,928	$276,772	8,199,806	$(277,303)	$108,559
Grant of restricted shares	60,357	—	—	—	—	—	—
Forfeiture of restricted shares	(2,620)	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,483	—	—	—	1,483
Shares withheld for settlement of employee taxes on vesting	(24,863)	—	(620)	—	—	—	(620)
Net income (loss)	—	—	—	3,818	—	—	3,818
Balances — August 2, 2025	16,505,718	$162	$109,791	$280,590	8,199,806	$(277,303)	$113,240

	Common Stock		Paid in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balances — February 3, 2024	16,354,714	$160	$105,686	$319,071	7,804,013	$(267,211)	$157,706
Grant of restricted shares	2,811	—	—	—	—	—	—
Forfeiture of restricted shares	(5,178)	—	—	—	—	—	—
Stock-based compensation expense	—	—	884	—	—	—	884
Shares withheld for settlement of employee taxes on vesting	(11,618)	—	(333)	—	—	—	(333)
Net income (loss)	—	—	—	(3,426)	—	—	(3,426)
Balances — May 4, 2024	16,340,729	$161	$106,237	$315,645	7,804,013	$(267,211)	$154,832
Vesting of nonvested restricted stock units	—	1	—	—	—	—	1
Grant of restricted shares	110,870	—	—	—	—	—	—
Grant of vested shares	16,373	—	—	—	—	—	—
Forfeiture of restricted shares	(24,845)	—	—		—	—	—
Stock-based compensation expense	—	—	694	—	—	—	694
Shares withheld for settlement of employee taxes on vesting	(23,771)	—	(524)	—	—	—	(524)
Net income (loss)	—	—	—	(18,413)	—	—	(18,413)
Balances — August 3, 2024	16,419,356	$162	$106,407	$297,232	7,804,013	$(267,211)	$136,590

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

August 2, 2025

1. Significant Accounting Policies

Basis of Presentation

Citi Trends, Inc. and its subsidiary (the “Company”) is a leading off-price value retailer of apparel, accessories and home trends primarily for African American families in the United States. As of August 2, 2025, the Company operated 590 stores in urban, suburban and rural markets in 33 states.

The condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim reporting and are unaudited. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The condensed consolidated balance sheet as of February 1, 2025 is derived from the audited financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2025 (the “2024 Form 10-K”). These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the 2024 Form 10-K. Operating results for the first half of 2025 are not necessarily indicative of the results that may be expected for the fiscal year as a result of the seasonality of the business, and the current economic uncertainty.

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

The dilutive effect of stock-based compensation arrangements is accounted for using the treasury stock method. The Company includes the amount of compensation cost attributed to future services and not yet recognized as assumed proceeds. For the second quarter of 2025 and 2024, there were 0 and 178,000 shares of nonvested restricted stock, respectively, excluded from the calculation of diluted earnings per share because of antidilution. For the twenty-six weeks ended August 2, 2025 and August 3, 2024, there were 0 and 234,000 shares of nonvested restricted stock, respectively, excluded from the calculation of diluted earnings per share because of antidilution.

The following table provides the weighted average number of common shares outstanding used to calculate basic earnings per share to the number of common shares and common stock equivalents outstanding used in calculating diluted earnings per share:

	Thirteen Weeks Ended
	August 2, 2025	August 3, 2024
Weighted average number of common shares outstanding (basic)	8,033,100	8,336,629
Incremental shares from assumed vesting of nonvested restricted stock	280,741	—
Weighted average number of common shares and common stock equivalents outstanding (diluted)	8,313,841	8,336,629

	Twenty-Six Weeks Ended
	August 2, 2025	August 3, 2024
Weighted average number of common shares outstanding (basic)	8,033,361	8,294,593
Incremental shares from assumed vesting of nonvested restricted stock	208,787	—
Weighted average number of common shares and common stock equivalents outstanding (diluted)	8,242,148	8,294,593

4. Revolving Credit Facility

In October 2011, the Company entered into a five-year, $50 million credit facility with Bank of America. The facility was amended in August 2015, May 2020 and April 2021 to modify terms and extend the maturity dates. The facility was further amended on April 10, 2025 to extend the maturity date to April 10, 2030. The amended facility provides a $75 million credit commitment and a $25 million uncommitted “accordion” feature that under certain circumstances could allow the Company to increase the size of the facility to $100 million.

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

As of August 2, 2025, the Company had no borrowings under the credit facility and $2.2 million of letters of credit outstanding.

5. Impairment of Assets

If facts and circumstances indicate that a long-lived asset or operating lease right-of-use asset may be impaired, the carrying value is reviewed. If this review indicates that the carrying value of the asset will not be recovered as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value. In the first half of 2025, non-cash impairment expense related to underperforming stores totaled $0.3 million, comprised of $0.2 million for leasehold improvements and fixtures and equipment, and $0.1 million for operating lease right of use assets. In the first half of 2024, non-cash impairment expense related to underperforming stores totaled $1.3 million, comprised of $0.7 million for leasehold improvements and fixtures and equipment, and $0.6 million for operating lease right of use assets.

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

On July 4, 2025, the President signed H.R. 1, the “One Big Beautiful Bill Act,” into law. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including the restoration of immediate expensing of domestic R&D expenditures, reinstatement of 100% bonus depreciation, and more favorable rules for determining the limitation on business interest expense. The Company expects to utilize the more favorable tax legislation in its corresponding tax filings.

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

8. Stock Repurchases

The Company periodically repurchases shares of its common stock under board-authorized repurchase programs. Such repurchases may be made in the open market, through block trades or through other negotiated transactions. Share repurchases were as follows (in thousands, except per share data):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Total number of shares purchased	—	—	251	—
Average price paid per share (including commissions)	$—	$—	$25	$—
Total investment	$—	$—	$6,315	$—

On November 30, 2021, the Company announced that its board of directors approved a $30 million stock repurchase program. On March 15, 2022, the Company announced that its board of directors approved an additional $30 million stock repurchase program. The programs do not have expiration dates.

At August 2, 2025, $40.0 million remained available under the Company’s stock repurchase authorization.

9. Recent Accounting Pronouncements

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

In the following table, the Company’s revenue from contracts with customers is disaggregated by Division or product category. It also provides the percentage of net sales for each Division within the merchandise assortment.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2,	August 3,	August 2,	August 3,
Division	2025	2024	2025	2024
Womens	27%	27%	28%	29%
Kids	22%	22%	22%	22%
Mens	18%	17%	17%	16%
Accessories & Beauty	17%	18%	16%	17%
Home & Lifestyle	9%	9%	10%	9%
Footwear	7%	7%	7%	7%

11. Leases

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

Total lease cost is comprised of operating lease costs, short-term lease costs and variable lease costs, which include rent paid as a percentage of sales, common area maintenance, real estate taxes and insurance for the Company’s real estate leases. Lease costs consisted of the following (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Operating lease cost	$15,219	$14,400	$30,386	$29,790
Variable lease cost	3,205	3,541	5,815	6,163
Short term lease cost	422	381	998	1,094
Total lease cost	$18,846	$18,322	$37,199	$37,047

Future minimum lease payments as of August 2, 2025 are as follows (in thousands):

Fiscal Year	Lease Costs
Remainder of 2025	$36,175
2026	56,521
2027	45,081
2028	36,281
2029	27,541
Thereafter	93,552
Total future minimum lease payments	295,151
Less: imputed interest	(77,662)	(1)
Total present value of lease liabilities	$217,489	(2)

(1)	Calculated using the incremental borrowing rate for each lease.
(2)	Includes short-term and long-term portions of operating lease liabilities.

Certain operating leases provide for fixed monthly rents, while others provide for contingent rents computed as a percentage of net sales and others provide for a combination of both fixed monthly rents and contingent rents computed as a percentage of net sales.

Supplemental cash flows and other information related to operating leases are as follows (in thousands, except for weighted average amounts):

	Twenty-Six Weeks Ended
	August 2, 2025	August 3, 2024
Cash paid for operating leases	$30,578	$30,784
Right of use assets obtained in exchange for new operating lease liabilities	$26,675	$19,307

Weighted average remaining lease term (years) - operating leases	6.99	7.38
Weighted average discount rate - operating leases	5.87%	5.35%

12. Segment Reporting

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

The following table summarizes the Company’s one reportable segment profit or loss, including significant segment expenses, and includes the reconciliation to consolidated net (loss) income (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Net sales	$190,750	$176,552	$392,478	$362,841
Cost of sales (exclusive of depreciation shown separately below)
Merchandising and other	(104,204)	(111,290)	(216,061)	(215,588)
Freight in and out	(10,273)	(10,334)	(20,334)	(20,290)
Selling, general, and administrative expenses
Store expenses - payroll and related expenses	(23,548)	(22,269)	(46,033)	(44,404)
Store expenses - rent	(16,770)	(16,367)	(33,097)	(33,141)
Corporate expenses - payroll and related expenses	(7,273)	(7,226)	(14,556)	(15,458)
Distribution center expenses - payroll and related expenses	(4,766)	(4,225)	(9,321)	(8,172)
Other segment expenses (1)	(26,548)	(23,693)	(50,785)	(46,816)
Gain on sale of building	10,960	-	10,960	-
Depreciation	(4,548)	(4,782)	(8,918)	(9,576)
Asset impairment	(263)	(1,261)	(327)	(1,261)
Interest income	389	611	847	1,460
Interest expense	(88)	(80)	(164)	(158)
Income tax (provision) benefit	-	5,951	-	8,724
Net income (loss)	$3,818	$(18,413)	$4,689	$(21,839)

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

Executive Overview

We are a highly differentiated off-price value retailer known for trendy fashions, great brands and amazing prices. We offer culturally relevant fashion – what we call “Cultural Cachet” – in apparel, accessories and home trends primarily for African American families in the United States. We curate a three-tiered mix of products featuring well-known brands, core products and opening price goods, with intermittent extreme value deals. Our core product styles are curated trend-right, high quality, value for the price. We offer an assortment of opening price products for the price conscious customer; all sold at competitive prices. Plus, for the treasure hunters, we often have “extreme value” product deals on well-known branded product at 50% to 75% off the manufacturer’s suggested retail price. Consumer insights research validates that our unique culturally relevant styling, and strong value for the price, fosters deep customer loyalty and high shopping frequency in the neighborhoods in which we operate.

As of August 2, 2025, we operated 590 stores in urban, suburban and rural markets in 33 states.

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

Results of Operations

The following discussion of the Company’s financial performance is based on the unaudited condensed consolidated financial statements set forth herein. Expenses and, to a greater extent, operating income, vary by quarter. Results of a period shorter than a full year may not be indicative of results expected for the entire year as a result of the seasonality of our business, and the current economic uncertainty.

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

Thirteen Weeks Ended August 2, 2025 and August 3, 2024

Net Sales. Net sales increased $14.2 million, or 8.0%, to $190.8 million in the second quarter of 2025 from $176.6 million in the second quarter of 2024. Comparable store sales increased 9.2%, resulting in an increase of $16.0 million in sales. Net store opening and closing activity resulted in a net decrease of $1.9 million in sales.

Cost of Sales (exclusive of depreciation). Cost of sales (exclusive of depreciation) decreased $7.1 million, or 5.8%, to $114.5 million in the second quarter of 2025 from $121.6 million in the second quarter of 2024. Cost of sales as a percentage of sales decreased to 60.0% in the second quarter of 2025 from 68.9% in the second quarter of 2024. The 890 basis-point decrease was primarily driven by a 580 basis points decrease in markdowns, a 190 basis points decrease in shrink, and a 120 basis points decrease in other cost of sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $5.1 million, or 6.9%, to $78.9 million in the second quarter of 2025 from $73.8 million in the second quarter of 2024. The increase was driven by corporate expense (primarily payroll and incremental incentive compensation) of $3.9 million and occupancy expense of $1.0 million. As a percentage of sales, Selling, general and administrative expenses decreased to 41.4% in the second quarter of 2025 from 41.8% in the second quarter of 2024, primarily driven by the aforementioned items.

Depreciation. Depreciation expense decreased $0.2 million, or 4.9%, to $4.5 million in the second quarter of 2025 from $4.8 million in the second quarter of 2024 due to the sale of our corporate office building.

Impairment. Non-cash impairment expense related to underperforming stores totaled $0.2 million in the second quarter of 2025, comprised of leasehold improvements and fixtures and equipment. Non-cash impairment expense related to underperforming stores totaled $1.3 million in the second quarter of 2024, comprised of $0.7 million for leasehold improvements and fixtures and equipment, and $0.6 million for operating lease right of use assets.

Gain on sale of building. Gain on the sale of the corporate office building was $11.0 million in the second quarter of 2025.

Income Tax Benefit. There was no income tax benefit in the second quarter of 2025 compared to a benefit of $6.0 million in the second quarter of 2024. For the second quarter of 2025 and the second quarter of 2024, we used the annual effective tax rate to determine income tax benefit based upon interim period results.

Net Income (Loss). Net income was $3.8 million in the second quarter of 2025 compared to net loss of $18.4 million in the second quarter of 2024 due to the factors discussed above.

Twenty-Six Weeks Ended August 2, 2025 and August 3, 2024

Net Sales. Net sales increased $29.6 million, or 8.2%, to $392.5 million in the first twenty-six weeks of 2025 from $362.8 million in the same period of 2024. Comparable store sales increased 9.6%, resulting in an increase of $34.1 million in sales. Net store opening and closing activity resulted in a net decrease of $4.6 million in sales.

Cost of Sales (exclusive of depreciation). Cost of sales (exclusive of depreciation) increased $0.5 million, or 0.2%, to $236.4 million in the first twenty-six weeks of 2025 from $235.9 million in the same period of 2024. Cost of sales as a percentage of sales decreased to 60.2% in the first twenty-six weeks of 2025 from 65.0% in the same period of 2024. The 480 basis-point decrease was driven by a 250 basis points decrease in markdowns, a 130 basis points decrease in shrink, and a 100 basis points decrease in other cost of sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $5.8 million, or 3.9%, to $153.8 million in the first twenty-six weeks of 2025 from $148.0 million in the same period of 2024. The increase was primarily driven by stores selling and advertising expenses of $2.2 million, distribution center costs of $2.2 million, and corporate expenses (primarily incentive compensation) of $1.4 million. As a percentage of sales, Selling, general and administrative expenses decreased to 39.2% in the first twenty-six weeks of 2025 from 40.8% in the first twenty-six weeks of 2024, due to the aforementioned items.

Depreciation. Depreciation expense decreased $0.7 million, or 6.9%, to $8.9 million in the first twenty-six weeks of 2025 from $9.6 million in the same period last year due to the sale of the corporate office building.

Impairment. Non-cash impairment expense related to underperforming stores totaled $0.3 million in the first twenty-six weeks of 2025, comprised of $0.2 million for leasehold improvements and fixtures and equipment, and $0.1 million for operating lease right of use assets. Non-cash impairment expense related to underperforming stores totaled $1.3 million in the first twenty-six weeks of 2024, comprised of $0.7 million for leasehold improvements and fixtures and equipment, and $0.6 million for operating lease right of use assets.

Gain on sale of building. Gain on sale of the corporate office building was $11.0 million in the first twenty-six weeks of 2025.

Income Tax Benefit. There was no income tax benefit in the first twenty-six weeks of 2025 compared to $8.7 million in the first twenty-six weeks of 2024. For the second half of 2025 and the second half of 2024, we used the annual effective tax rate to determine income tax benefit based upon interim period results.

Net Income (Loss). Net income was $4.7 million in the first twenty-six weeks of 2025 compared to net loss of $21.8 million in the same period of 2024 due to the factors discussed above.

Liquidity and Capital Resources

Capital Allocation

Our capital allocation strategy is to maintain adequate liquidity to prioritize investments in opportunities to profitably grow our business and maintain current operations, then to return excess cash to stockholders through our repurchase programs. Our quarter-end cash and cash equivalents balance was $50.4 million compared to cash and cash equivalents of $59.3 million at the end of the second quarter last year. Until required for other purposes, we maintain cash and cash equivalents in deposit or money market accounts.

Our principal sources of liquidity consist of: (i) cash and cash equivalents on hand; (ii) short-term trade credit arising from customary payment terms and trade practices with our vendors; (iii) cash generated from operations on an ongoing basis; and (iv) a revolving credit facility with a $75 million credit commitment.

Inventory

Our quarter-end inventory balance was $117.6 million, down 12.9% compared to $135.0 million at the end of the second quarter last year.

Capital Expenditures

Capital expenditures in the first twenty-six weeks of 2025 were $7.7 million, an increase of $2.1 million over the first twenty-six weeks of 2024, as we increased our investments in new stores and remodels. We anticipate capital expenditures in fiscal 2025 to be in the range of $22 million to $25 million, primarily for the opening of three new stores and remodeling existing stores, combined with ongoing investments in our systems.

Share Repurchases

In the first half of fiscal 2025, we returned $6.3 million to stockholders through share repurchases. See Part II, Item 2 of this Report and Note 8 to the Financial Statements for more information.

Revolving Credit Facility

We have a revolving credit facility that matures in April 2030 and provides a $75 million credit commitment and a $25 million uncommitted “accordion” feature. Additional details of the credit facility are in Note 4 to the Financial Statements. At the end of the second quarter of 2025, we had no borrowings under the credit facility and $2.2 million in letters of credit outstanding.

Cash Flows

Cash Flows From Operating Activities. Net cash used in operating activities was $7.1 million in the first twenty-six weeks of 2025 compared to $14.0 million in the same period of 2024. Significant sources of cash for the first twenty-six weeks of 2025 included net income adjusted for non-cash items totaling $29.9 million (compared to net loss adjusted for non-cash items of $6.6 million in the first twenty-six weeks of 2024) and a decrease in inventory of $5.1 million in the first twenty-six weeks of 2025 (compared to an increase of $4.6 million in the first twenty-six weeks of 2024).

Significant uses of cash from operating activities in the first twenty-six weeks of 2025 included (1) a $29.6 million decrease in accrued expenses and other long-term liabilities (compared to a $21.9 million decrease in the first twenty-six weeks of 2024) due primarily to payments of operating lease liabilities; (2) a $9.4 million increase in prepaid and other current assets (compared to a $6.1 million dollar increase in the first twenty-six weeks of 2024); and (3) a $7.1 million decrease in accounts payable (compared to a $10.0 million increase in the same period last year).

Cash Flows From Investing Activities. Cash provided by investing activities was $3.5 million in the first twenty-six weeks of 2025 compared to cash used of $5.6 million in the same period last year. Sources of cash of $11.2 million in the first 26 weeks of 2025 was from the sale of a building. Cash used of $7.7 million in the first twenty-six weeks of fiscal 2025 and $5.6 million in the first twenty-six weeks of fiscal 2024 consisted of purchases of property and equipment.

Cash Flows From Financing Activities. Cash used in financing activities was $7.1 million in the first twenty-six weeks of 2025 compared to $0.9 million in the same period last year. Cash used in the first twenty-six weeks of fiscal 2025 was $0.8 million to settle withholding taxes on the vesting of restricted stock and $6.3 million for share repurchases, compared to $0.9 million used in the first twenty-six weeks of fiscal 2024 to settle withholding taxes on the vesting of restricted stock.

Cash Requirements and Commitments

Our principal cash requirements consist of (1) inventory purchases; (2) capital expenditures to invest in our infrastructure; and (3) operational needs, including salaries, occupancy costs, taxes and other operating costs. We may also use cash to fund any share repurchases, make any required debt payments and satisfy other contractual obligations. Historically, we have met these cash requirements using cash flow from operations and short-term trade credit. As of August 2, 2025, our contractual commitments for operating leases totaled $217.5 million (with $36.2 million due within 12 months). See Note 11 to the Financial Statements for more information regarding lease commitments.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risk during the twenty-six weeks ended August 2, 2025 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended February 1, 2025.

Item 4. Controls and Procedures.

We have carried out an evaluation under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of August 2, 2025 pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based on that evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information has been accumulated and communicated to our management, including the officers who certify our financial reports, as appropriate, to allow timely decisions regarding the required disclosures.

Our disclosure controls and procedures are designed to provide reasonable assurance that the controls and procedures will meet their objectives. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended August 2, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Information on Share Repurchases

The Company did not repurchase any shares in the second quarter of 2025. At August 2, 2025, $40.0 million remained under the Company’s stock repurchase authorization.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2018).

3.2	Fourth Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 31, 2022).

10.1	Citi Trends, Inc. Amended and Restated 2021 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 9, 2025).

10.2	Form of Restricted Stock Award Agreement for Employees (2025) under the Citi Trends, Inc. 2021 Incentive Plan. +

10.3	Form of Performance-Based Restricted Stock Unit Award Agreement for Employees (2025) under the Citi Trends, Inc. 2021 Incentive Plan. +

31.1	Certification of Principal Executive Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

31.2	Certification of Principal Financial Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+†

101	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.+

104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.+

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

CITI TRENDS, INC.

Date: September 10, 2025

	By:	/s/ Heather Plutino
	Name:	Heather Plutino
	Title:	Chief Financial Officer