Form 10-Q
period 2025-11-01
Citi Trends Inc
filed 2025-12-10
CIK 1318484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2025

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

As of November 28, 2025, the registrant had 8,345,260 outstanding shares of common stock, $0.01 par value per share.

CITI TRENDS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Citi Trends, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share data)

	November 1,	February 1,
	2025	2025
Assets
Current assets:
Cash and cash equivalents	$51,098	$61,085
Inventory	123,536	122,640
Prepaid and other current assets	16,084	10,216
Income tax receivable	1,374	3,119
Total current assets	192,092	197,060
Property and equipment, net of accumulated depreciation of $298,162 and $297,396 as of November 1, 2025 and February 1, 2025, respectively.	53,161	50,715
Operating lease right of use assets	217,187	214,148
Other assets	1,820	846
Total assets	$464,260	$462,769

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$97,986	$102,456
Operating lease liabilities	43,585	47,724
Accrued expenses	21,622	16,647
Accrued compensation	14,646	7,176
Layaway deposits	2,008	388
Total current liabilities	179,847	174,391
Noncurrent operating lease liabilities	174,453	172,675
Deferred Tax Liability	142	142
Other long-term liabilities	1,988	2,385
Total liabilities	356,430	349,593

Stockholders’ equity:
Common stock, $0.01 par value. Authorized 32,000,000 shares; 16,500,334 shares issued as of November 1, 2025 and 16,497,092 shares issued as of February 1, 2025; 8,300,528 shares outstanding as of November 1, 2025 and 8,547,841 shares outstanding as of February 1, 2025	162	162
Paid in capital	111,275	108,101
Retained earnings	273,696	275,901
Treasury stock, at cost; 8,199,806 shares held as of November 1, 2025 and 7,949,251 shares held as of February 1, 2025	(277,303)	(270,988)
Total stockholders’ equity	107,830	113,176

Commitments and contingencies (Note 7)
Total liabilities and stockholders’ equity	$464,260	$462,769

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Thirteen Weeks Ended
	November 1,	November 2,
	2025	2024
Net sales	$197,091	$179,066

Cost of sales (exclusive of depreciation)	(120,462)	(107,833)
Selling, general and administrative expenses	(79,346)	(74,730)
Depreciation	(4,627)	(4,755)
Asset impairment	—	(574)
Loss from operations	(7,344)	(8,826)
Interest income	541	482
Interest expense	(91)	(79)
Loss before income taxes	(6,894)	(8,423)
Income tax benefit	—	1,271
Net loss	$(6,894)	$(7,152)

Basic net earnings (loss)per common share	$(0.86)	$(0.86)
Diluted net earnings (loss) per common share	$(0.86)	$(0.86)

Weighted average number of shares outstanding
Basic	8,050	8,356
Diluted	8,050	8,356

Citi Trends, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Thirty-Nine Weeks Ended
	November 1,	November 2,
	2025	2024
Net sales	$589,569	$541,907

Cost of sales (exclusive of depreciation)	(356,857)	(343,710)
Selling, general and administrative expenses	(233,138)	(222,721)
Depreciation	(13,545)	(14,331)
Asset impairment	(327)	(1,835)
Gain on sale of building	10,960	—
Loss from operations	(3,338)	(40,690)
Interest income	1,388	1,942
Interest expense	(255)	(238)
Loss before income taxes	(2,205)	(38,986)
Income tax benefit	—	9,995
Net loss	$(2,205)	$(28,991)

Basic net earnings (loss)per common share	$(0.27)	$(3.49)
Diluted net earnings (loss) per common share	$(0.27)	$(3.49)

Weighted average number of shares outstanding
Basic	8,039	8,315
Diluted	8,039	8,315

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Thirty-Nine Weeks Ended
	November 1,	November 2,
	2025	2024
Operating activities:
Net loss	$(2,205)	$(28,991)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	13,545	14,331
Asset impairment	327	1,835
Non-cash operating lease costs	35,687	36,708
Loss on disposal of property and equipment	24	24
Deferred income taxes	—	(10,197)
Non-cash stock-based compensation expense	4,001	2,434
Gain on sale of building	(10,960)	—
Changes in assets and liabilities:
Inventory	(896)	2,918
Prepaid and other current assets	(5,868)	(2,307)
Other assets	(974)	120
Accounts payable	(5,130)	(17,898)
Accrued expenses and other long-term liabilities	(36,919)	(35,916)
Accrued compensation	7,470	2,885
Income tax receivable/payable	1,745	542
Layaway deposits	1,620	1,164
Net cash provided by (used in) operating activities	1,467	(32,348)
Investing activities:
Purchases of property and equipment	(15,519)	(7,606)
Proceeds from sale of building	11,206	—
Net cash used in investing activities	(4,313)	(7,606)
Financing activities:
Cash used to settle withholding taxes on the vesting of nonvested restricted stock	(826)	(880)
Repurchases of common stock	(6,315)	—
Net cash used in financing activities	(7,141)	(880)
Net decrease in cash and cash equivalents	(9,987)	(40,834)
Cash and cash equivalents:
Beginning of period	61,085	79,706
End of period	$51,098	$38,872

Supplemental disclosures of cash flow information:
Cash paid for interest	$155	$125
Cash refunds of income taxes	$(1,694)	$(340)
Supplemental disclosures of non-cash investing activities:
Accrual for purchases of property and equipment	$1,006	$374

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Paid in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balances — February 1, 2025	16,497,092	$162	$108,101	$275,901	7,949,251	$(270,988)	$113,176
Grant of restricted shares	2,089	—	—	—	—	—	—
Forfeiture of restricted shares	(19,398)	—	—	—	—	—	—
Stock-based compensation expense	—	—	968	—	—	—	968
Shares withheld for settlement of employee taxes on vesting	(6,939)	—	(141)	—	—	—	(141)
Repurchase of common stock	—	—	—	—	250,555	(6,315)	(6,315)
Net income (loss)	—	—	—	871	—	—	871
Balances — May 3, 2025	16,472,844	$162	$108,928	$276,772	8,199,806	$(277,303)	$108,559
Grant of restricted shares	60,357	—	—	—	—	—	—
Forfeiture of restricted shares	(2,620)	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,483	—	—	—	1,483
Shares withheld for settlement of employee taxes on vesting	(24,863)	—	(620)	—	—	—	(620)
Net income (loss)	—	—	—	3,818	—	—	3,818
Balances — August 2, 2025	16,505,718	$162	$109,791	$280,590	8,199,806	$(277,303)	$113,240
Forfeiture of restricted shares	(3,394)	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,550	—	—	—	1,550
Shares withheld for settlement of employee taxes on vesting	(1,990)	—	(66)	—	—	—	(66)
Net income (loss)	—	—	—	(6,894)	—	—	(6,894)
Balances — November 1, 2025	16,500,334	$162	$111,275	$273,696	8,199,806	$(277,303)	$107,830

	Common Stock		Paid in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balances — February 3, 2024	16,354,714	$160	$105,686	$319,071	7,804,013	$(267,211)	$157,706
Vesting of nonvested restricted stock units	—	1	—	—	—	—	1
Grant of restricted shares	2,811	—	—	—	—	—	—
Forfeiture of restricted shares	(5,178)	—	—	—	—	—	—
Stock-based compensation expense	—	—	884	—	—	—	884
Shares withheld for settlement of employee taxes on vesting	(11,618)	—	(333)	—	—	—	(333)
Net income (loss)	—	—	—	(3,426)	—	—	(3,426)
Balances — May 4, 2024	16,340,729	$161	$106,237	$315,645	7,804,013	$(267,211)	$154,832
Vesting of nonvested restricted stock units	—	1	—	—	—	—	1
Grant of restricted shares	110,870	—	—	—	—	—	—
Grant of vested shares	16,373	—	—	—	—	—	—
Forfeiture of restricted shares	(24,845)	—	—		—	—	—
Stock-based compensation expense	—	—	694	—	—	—	694
Shares withheld for settlement of employee taxes on vesting	(23,771)	—	(524)	—	—	—	(524)
Net income (loss)	—	—	—	(18,413)	—	—	(18,413)
Balances — August 3, 2024	16,419,356	$162	$106,407	$297,232	7,804,013	$(267,211)	$136,590
Grant of restricted shares	19,698	—	—	—	—	—	—
Forfeiture of restricted shares	(3,757)	—	—	—	—	—	—
Stock-based compensation expense	—	—	856	—	—	—	856
Shares withheld for settlement of employee taxes on vesting	(1,260)	—	(24)	—	—	—	(24)
Net income (loss)	—	—	—	(7,152)	—	—	(7,152)
Balances — November 2, 2024	16,434,037	$162	$107,239	$290,080	7,804,013	$(267,211)	$130,270

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

November 1, 2025

1. Significant Accounting Policies

Basis of Presentation

Citi Trends, Inc. and its subsidiary (the “Company”) is a leading off-price value retailer of apparel, accessories and home trends primarily for African American families in the United States. As of November 1, 2025, the Company operated 593 stores in urban, suburban and rural markets in 33 states.

The condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim reporting and are unaudited. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The condensed consolidated balance sheet as of February 1, 2025 is derived from the audited financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2025 (the “2024 Form 10-K”). These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the 2024 Form 10-K. Operating results for the first three quarters of 2025 are not necessarily indicative of the results that may be expected for the fiscal year as a result of the seasonality of the business, and the current economic uncertainty.

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

The dilutive effect of stock-based compensation arrangements is accounted for using the treasury stock method. The Company includes the amount of compensation cost attributed to future services and not yet recognized as assumed proceeds. For the third quarter of 2025 and 2024, there were 410,000 and 258,000 shares of nonvested restricted stock, respectively, excluded from the calculation of diluted earnings per share because of antidilution. For the thirty-nine weeks ended November 1, 2025 and November 2, 2024, there were 381,000 and 242,000 shares of nonvested restricted stock, respectively, excluded from the calculation of diluted earnings per share because of antidilution.

The following table provides the weighted average number of common shares outstanding used to calculate basic earnings per share to the number of common shares and common stock equivalents outstanding used in calculating diluted earnings per share:

	Thirteen Weeks Ended
	November 1, 2025	November 2, 2024
Weighted average number of common shares outstanding (basic)	8,050,214	8,356,085
Incremental shares from assumed vesting of nonvested restricted stock	—	—
Weighted average number of common shares and common stock equivalents outstanding (diluted)	8,050,214	8,356,085

	Thirty-Nine Weeks Ended
	November 1, 2025	November 2, 2024
Weighted average number of common shares outstanding (basic)	8,038,979	8,315,090
Incremental shares from assumed vesting of nonvested restricted stock	—	—
Weighted average number of common shares and common stock equivalents outstanding (diluted)	8,038,979	8,315,090

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

As of November 1, 2025, the Company had no borrowings under the credit facility and $2.2 million of letters of credit outstanding.

5. Impairment of Assets

If facts and circumstances indicate that a long-lived asset or operating lease right-of-use asset may be impaired, the carrying value is reviewed. If this review indicates that the carrying value of the asset will not be recovered as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value. No impairments were recorded in the third quarter of 2025. In the third quarter of 2024, non-cash impairment expense related to underperforming stores totaled $0.6 million, comprised of $0.3 million for leasehold improvements and fixtures and equipment, and $0.3 million for operating lease right of use assets. In the thirty-nine weeks ended November 1, 2025, non-cash impairment expense related to underperforming stores totaled $0.3 million, comprised of $0.2 million for leasehold improvements and fixtures and equipment, and $0.1 million for operating lease right of use assets. In the thirty-nine weeks ended November 2, 2024, non-cash impairment expense related to underperforming stores totaled $1.8 million, comprised of $0.9 million for leasehold improvements and fixtures and equipment, and $0.9 million for operating lease right of use assets.

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

8. Stock Repurchases

The Company periodically repurchases shares of its common stock under board-authorized repurchase programs. Such repurchases may be made in the open market, through block trades or through other negotiated transactions. Share repurchases were as follows (in thousands, except per share data):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Total number of shares purchased	—	—	251	—
Average price paid per share (including commissions)	$—	$—	$25	$—
Total investment	$—	$—	$6,315	$—

On November 30, 2021, the Company announced that its board of directors approved a $30 million stock repurchase program. On March 15, 2022, the Company announced that its board of directors approved an additional $30 million stock repurchase program. The programs do not have expiration dates.

At November 1, 2025, $40.0 million remained available under the Company’s stock repurchase authorization.

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1,	November 2,	November 1,	November 2,
Division	2025	2024	2025	2024
Womens	26%	27%	28%	28%
Kids	25%	24%	23%	23%
Mens	17%	17%	17%	16%
Accessories & Beauty	15%	16%	16%	16%
Home & Lifestyle	10%	10%	9%	10%
Footwear	7%	6%	7%	7%

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

Total lease cost is comprised of operating lease costs, short-term lease costs and variable lease costs, which include rent paid as a percentage of sales, common area maintenance, real estate taxes and insurance for the Company’s real estate leases. Lease costs consisted of the following (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Operating lease cost	$15,374	$16,441	$45,760	$46,232
Variable lease cost	3,302	1,997	9,117	8,160
Short term lease cost	516	250	1,514	1,344
Total lease cost	$19,192	$18,688	$56,391	$55,736

Future minimum lease payments as of November 1, 2025 are as follows (in thousands):

Fiscal Year	Lease Costs
Remainder of 2025	$16,497
2026	61,745
2027	49,128
2028	39,738
2029	30,384
Thereafter	118,281
Total future minimum lease payments	315,773
Less: imputed interest	(97,735)	(1)
Total present value of lease liabilities	$218,038	(2)

(1)	Calculated using the incremental borrowing rate.
(2)	Includes short-term and long-term portions of operating lease liabilities.

Certain operating leases provide for fixed monthly rents, while others provide for contingent rents computed as a percentage of net sales and others provide for a combination of both fixed monthly rents and contingent rents computed as a percentage of net sales.

Supplemental cash flows and other information related to operating leases are as follows (in thousands, except for weighted average amounts):

	Thirty-Nine Weeks Ended
	November 1, 2025	November 2, 2024
Cash paid for operating leases	$46,127	$46,735
Right of use assets obtained in exchange for new operating lease liabilities	$38,790	$25,182

Weighted average remaining lease term (years) - operating leases	6.95	7.31
Weighted average discount rate - operating leases	6.04%	5.47%

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

The following table summarizes the Company’s one reportable segment profit or loss, including significant segment expenses, and includes the reconciliation to consolidated net (loss) income (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Net sales	$197,091	$179,066	$589,569	$541,907
Cost of sales (exclusive of depreciation shown separately below)
Merchandising and other	(109,056)	(97,131)	(325,117)	(312,719)
Freight in and out	(11,406)	(10,702)	(31,740)	(30,991)
Selling, general, and administrative expenses
Store expenses - payroll and related expenses	(23,516)	(22,822)	(69,549)	(67,226)
Store expenses - rent	(17,080)	(16,736)	(50,177)	(49,877)
Corporate expenses - payroll and related expenses	(7,175)	(7,089)	(21,731)	(22,547)
Distribution center expenses - payroll and related expenses	(4,500)	(4,094)	(13,821)	(12,266)
Other segment expenses (1)	(27,075)	(23,989)	(77,860)	(70,805)
Gain on sale of building	—	—	10,960	—
Depreciation	(4,627)	(4,755)	(13,545)	(14,331)
Asset impairment	—	(574)	(327)	(1,835)
Interest income	541	482	1,388	1,942
Interest expense	(91)	(79)	(255)	(238)
Income tax benefit	—	1,271	—	9,995
Net loss	$(6,894)	$(7,152)	$(2,205)	$(28,991)

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

As of November 1, 2025, we operated 593 stores in urban, suburban and rural markets in 33 states.

Uncertainties and Challenges

General Economic Conditions

We are monitoring trends in general economic conditions including inflation, tariffs, and changes in consumer sentiment.  We also regularly monitor the impacts on our business of unemployment levels, wage inflation, interest rates, inflation rates, housing costs, energy costs, consumer confidence, consumer perception of economic conditions, costs to source our merchandise and supply chain disruptions.

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

Thirteen Weeks Ended November 1, 2025 and November 2, 2024

Net Sales. Net sales increased $18.0 million, or 10.1%, to $197.1 million in the third quarter of 2025 from $179.1 million in the third quarter of 2024. Comparable store sales increased 10.8%, resulting in an increase of $19.1 million in sales. Net store opening and closing activity resulted in a net decrease of $1.1 million in sales.

Cost of Sales (exclusive of depreciation). Cost of sales (exclusive of depreciation) increased $12.7 million, or 11.7%, to $120.5 million in the third quarter of 2025 from $107.8 million in the third quarter of 2024. Cost of sales as a percentage of sales was 61.1% in the third quarter of 2025 and 60.2% in the third quarter of 2024. The 90 basis-point increase was primarily driven by a 50 basis points increase in markdowns, a 20 basis points increase in shrink, and a 20 basis points increase in other cost of sales. Cost of sales as a percentage of sales in the third quarter of 2024 was positively impacted by low markdowns and shrink following the second quarter of 2024 strategic inventory reset.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $4.6 million, or 6.2%, to $79.3 million in the third quarter of 2025 from $74.7 million in the third quarter of 2024. The increase was driven by corporate expenses (primarily incremental incentive compensation) of $2.9 million and store expenses of $1.7 million. As a percentage of sales, Selling, general and administrative expenses decreased to 40.3% in the third quarter of 2025 from 41.7% in the third quarter of 2024, primarily driven by the aforementioned items.

Depreciation. Depreciation expense decreased $0.2 million, or 2.7%, to $4.6 million in the third quarter of 2025 from $4.8 million in the third quarter of 2024.

Impairment. We did not incur any non-cash impairment expense in the third quarter of 2025. Non-cash impairment expense related to underperforming stores totaled $0.6 million in the third quarter of 2024, comprised of $0.3 million for leasehold improvements and fixtures and equipment, and $0.3 million for operating lease right of use assets.

Income Tax Benefit. There was no income tax benefit in the third quarter of 2025 compared to a benefit of $1.3 million in the third quarter of 2024. For the third quarter of 2025 and the third quarter of 2024, we used the annual effective tax rate to determine income tax benefit based upon interim period results.

Net Income (Loss). Net loss was $6.9 million in the third quarter of 2025 compared to net loss of $7.2 million in the third quarter of 2024 due to the factors discussed above.

Thirty-Nine Weeks Ended November 1, 2025 and November 2, 2024

Net Sales. Net sales increased $47.7 million, or 8.8%, to $589.6 million in the first thirty-nine weeks of 2025 from $541.9 million in the same period of 2024. Comparable store sales increased 10.0%, resulting in an increase of $53.2 million in sales. Net store opening and closing activity resulted in a net decrease of $5.5 million in sales.

Cost of Sales (exclusive of depreciation). Cost of sales (exclusive of depreciation) increased $13.2 million, or 3.8%, to $356.9 million in the first thirty-nine weeks of 2025 from $343.7 million in the same period of 2024. Cost of sales as a percentage of sales decreased to 60.5% in the first thirty-nine weeks of 2025 from 63.4% in the same period of 2024. The 290 basis-point decrease was driven by a 150 basis points decrease in markdowns, an 80 basis points decrease in shrink, and a 60 basis points decrease in other cost of sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $10.4 million, or 4.7%, to $233.1 million in the first thirty-nine weeks of 2025 from $222.7 million in the same period of 2024. The increase was primarily driven by store expenses of $3.8 million, distribution center costs of $2.7 million, and corporate expenses (primarily incentive compensation) of $3.9 million. As a percentage of sales, Selling, general and administrative expenses decreased to 39.5% in the first thirty-nine weeks of 2025 from 41.1% in the first thirty-nine weeks of 2024, due to the aforementioned items.

Depreciation. Depreciation expense decreased $0.8 million, or 5.5%, to $13.5 million in the first thirty-nine weeks of 2025 from $14.3 million in the same period last year primarily due to the sale of the corporate office building.

Impairment. Non-cash impairment expense related to underperforming stores totaled $0.3 million in the first thirty-nine weeks of 2025, comprised of $0.2 million for leasehold improvements and fixtures and equipment, and $0.1 million for operating lease right of use assets. Non-cash impairment expense related to underperforming stores totaled $1.8 million in the first thirty-nine weeks of 2024, comprised of $0.9 million for leasehold improvements and fixtures and equipment, and $0.9 million for operating lease right of use assets.

Gain on sale of building. Gain on sale of the corporate office building was $11.0 million in the first thirty-nine weeks of 2025.

Income Tax Benefit. There was no income tax benefit in the first thirty-nine weeks of 2025 compared to $10.0 million in the first thirty-nine weeks of 2024. We used the annual effective tax rate to determine income tax benefit based upon interim period results.

Net Income (Loss). Net loss was $2.2 million in the first thirty-nine weeks of 2025 compared to net loss of $29.0 million in the same period of 2024 due to the factors discussed above.

Liquidity and Capital Resources

Capital Allocation

Our capital allocation strategy is to maintain adequate liquidity to prioritize investments in opportunities to profitably grow our business and maintain current operations, then to return excess cash to stockholders through our repurchase programs. Our quarter-end cash and cash equivalents balance was $51.1 million compared to cash and cash equivalents of $38.9 million at the end of the third quarter last year. Until required for other purposes, we maintain cash and cash equivalents in deposit or money market accounts.

Our principal sources of liquidity consist of: (i) cash and cash equivalents on hand; (ii) short-term trade credit arising from customary payment terms and trade practices with our vendors; (iii) cash generated from operations on an ongoing basis; and (iv) a revolving credit facility with a $75 million credit commitment.

Inventory

Our quarter-end inventory balance was $123.5 million, down 3.1% compared to $127.5 million at the end of the third quarter last year.

Capital Expenditures

Capital expenditures in the first thirty-nine weeks of 2025 were $15.5 million, an increase of $7.9 million over the first thirty-nine weeks of 2024, as we increased our investments in new stores and remodels. We anticipate capital expenditures in fiscal 2025 to be approximately 23 million, primarily for the opening of three new stores and remodeling existing stores, combined with ongoing investments in our systems.

Share Repurchases

In the first thirty-nine weeks of fiscal 2025, we returned $6.3 million to stockholders through share repurchases. See Part II, Item 2 of this Report and Note 8 to the Financial Statements for more information.

Revolving Credit Facility

We have a revolving credit facility that matures in April 2030 and provides a $75 million credit commitment and a $25 million uncommitted “accordion” feature. Additional details of the credit facility are in Note 4 to the Financial Statements. At the end of the third quarter of 2025, we had no borrowings under the credit facility and $2.2 million in letters of credit outstanding.

Cash Flows

Cash Flows From Operating Activities. Net cash provided by operating activities was $1.5 million in the first thirty-nine weeks of 2025 compared to net cash used in operating activities of $32.3 million in the same period of 2024. Significant sources of cash for the first thirty-nine weeks of 2025 included net loss adjusted for non-cash items totaling $40.4 million (compared to net loss adjusted for non-cash items of $16.1 million in the first thirty-nine weeks of 2024) and an increase in accrued compensation of $7.5 million in the first thirty-nine weeks of 2025 (compared to an increase of $2.9 million in the first thirty-nine weeks of 2024).

Significant uses of cash from operating activities in the first thirty-nine weeks of 2025 included (1) a $37.0 million decrease in accrued expenses and other long-term liabilities (compared to a $35.9 million decrease in the first thirty-nine weeks of 2024) due primarily to payments of operating lease liabilities; (2) a $5.9 million increase in prepaid and other current assets (compared to a $2.3 million dollar increase in the first thirty-nine weeks of 2024); and (3) a $5.1 million decrease in accounts payable (compared to a $17.9 million increase in the same period last year).

Cash Flows From Investing Activities. Cash used in investing activities was $4.3 million in the first thirty-nine weeks of 2025 compared to $7.6 million in the same period last year. Source of cash of $11.2 million in the first thirty-nine weeks of 2025 was from the sale of a building. Cash used of $15.5 million in the first thirty-nine weeks of fiscal 2025 and $7.6 million in the first thirty-nine weeks of fiscal 2024 consisted of purchases of property and equipment.

Cash Flows From Financing Activities. Cash used in financing activities was $7.1 million in the first thirty-nine weeks of 2025 compared to $0.9 million in the same period last year. Cash used in the first thirty-nine weeks of fiscal 2025 was $0.8 million to settle withholding taxes on the vesting of restricted stock and $6.3 million for share repurchases, compared to $0.9 million used in the first thirty-nine weeks of fiscal 2024 to settle withholding taxes on the vesting of restricted stock.

Cash Requirements and Commitments

Our principal cash requirements consist of (1) inventory purchases; (2) capital expenditures to invest in our infrastructure; and (3) operational needs, including salaries, occupancy costs, taxes and other operating costs. We may also use cash to fund any share repurchases, make any required debt payments and satisfy other contractual obligations. Historically, we have met these cash requirements using cash flow from operations and short-term trade credit. As of November 1, 2025, our contractual commitments for operating leases totaled $218.0 million (with $64.1 million due within 12 months). See Note 11 to the Financial Statements for more information regarding lease commitments.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risk during the thirty-nine weeks ended November 1, 2025 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended February 1, 2025.

Item 4. Controls and Procedures.

We have carried out an evaluation under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 1, 2025 pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based on that evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information has been accumulated and communicated to our management, including the officers who certify our financial reports, as appropriate, to allow timely decisions regarding the required disclosures.

Our disclosure controls and procedures are designed to provide reasonable assurance that the controls and procedures will meet their objectives. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended November 1, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Information on Share Repurchases

The Company did not repurchase any shares in the third quarter of 2025. At November 1, 2025, $40.0 million remained under the Company’s stock repurchase authorization.

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

Date: December 10, 2025

	By:	/s/ Heather Plutino
	Name:	Heather Plutino
	Title:	Chief Financial Officer