Form 10-K
period 2026-01-31
Citi Trends Inc
filed 2026-04-15
CIK 1318484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 31, 2026

Or

☐   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                to

Commission File Number: 001-41886

CITI TRENDS, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-2150697
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

17 Park of Commerce Boulevard, Suite 200, Savannah, Georgia	31405
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code   (912) 236-1561

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $.01 Par Value	CTRN	NASDAQ Stock Market

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $241,618,980 as of August 2, 2025.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: Common Stock, par value $0.01 per share, 8,343,340 shares outstanding as of April 10, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information from the registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year covered by this Annual Report on Form 10-K, with respect to the Annual Meeting of Stockholders to be held on June 10, 2026.

CITI TRENDS, INC.

FORM 10-K

PART I

Some statements in, or incorporated by reference into, this Annual Report on Form 10-K (this “Report”) of Citi Trends, Inc. (“CITITRENDS”, “we”, “us”, or the “Company”) may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than historical facts contained in this Report, including statements regarding our future financial results and position, business policy and plans, objectives and expectations of management for future operations and capital allocation expectations, are forward-looking statements. The words “believe,” “anticipate,” “project,” “plan,” “expect,” “trend,” “estimate,” “objective,” “forecast,” “upcoming,” “goal,” “intend,” “may,” “could,” “will likely result,” or “will continue” and similar expressions, as they relate to us, are intended to identify forward-looking statements, although not all forward-looking statements contain such language. We have based these forward-looking statements largely on our current expectations and projections about future events, including, among other things: general economic conditions, including inflation, energy and fuel costs, unemployment levels, and any deterioration whether caused by acts of war, terrorism, political or social unrest (including any resulting store closures, damage or loss of inventory) or other factors; changes in market interest rates and market levels of wages; the imposition of new taxes on imports, new tariffs and changes in existing tariff rates; the imposition of new trade restrictions and changes in existing trade restrictions or trade relationships; impacts of natural disasters such as hurricanes; uncertainty and economic impact of pandemics, epidemics or other public health emergencies; transportation and distribution delays or interruptions; changes in freight rates; the Company’s ability to attract and retain workers; the Company’s ability to negotiate effectively the cost and purchase of merchandise inventory risks due to shifts in market demand and to manage inventory shrink; the Company’s ability to gauge fashion trends and changing consumer preferences; consumer confidence and changes in consumer spending patterns; competition within the industry; competition in our markets; the duration and extent of any economic stimulus programs; changes in product mix; interruptions in suppliers’ businesses; risks related to cybersecurity, data privacy and intellectual property; temporary changes in demand due to weather patterns; seasonality of the Company’s business; the results of pending or threatened litigation; delays associated with building, remodeling, opening and operating new stores; and delays associated with building, opening or expanding new or existing distribution centers.

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

Information is provided herein with respect to our operations related to our fiscal years ended on January 31, 2026 (“fiscal 2025”), February 1, 2025 (“fiscal 2024”) and February 3, 2024 (“fiscal 2023”).

ITEM 1.BUSINESS

Overview

Citi Trends, Inc. (“CITITRENDS” or the “Company”) is a highly differentiated off-price value retailer known for trendy fashions, great brands and amazing prices. We are the leading off-price retailer specifically focused on Black customers, delivering the styles, brands, and trends at amazing prices that resonate with our primary and secondary customers. Our product offering is Women’s, Men’s and Children’s apparel, family footwear, accessories and products for the home, with a three-tiered mix of product. At the opening price point, we offer value-focused basics for our most budget-conscious customers. The core of our business is our ‘better’ tier- quality products with breadth of selection and fresh styles. At the top end, we’re expanding our ‘best’ tier with two distinct approaches. First, we’re adding more trend-relevant product at prices well below specialty retail. Second, we’re building our extreme value capabilities, offering well-known branded product at 50% to 75% off MSRP. Our research shows this treasure hunt element resonates particularly well with our core customer, who views shopping as both a practical necessity and an enjoyable activity, fostering deep customer loyalty and high shopping frequency in the communities in which we operate.

Our customers are discerning. They understand that value is more than price and are willing to spend more when the style is for them, the fashion is on trend and the quality is right. In short, value is not just price. Our brand promise is clear: Styles that see you, prices that amaze you and trends that tell your story.

Our stores are strategically located in vibrant Black communities with product offerings for the entire family. Our stores average approximately 11,000 square feet of selling space and are typically found in outdoor community shopping centers across a variety of urban, suburban and rural markets. As of January 31, 2026, we operated 590 stores in 33 states.

We believe the combination of product curated for the Black consumer at amazing prices, and the large scale of our 590 community stores is extremely hard to duplicate which gives us a defensible moat against competition.

Competitive Strengths and Strategies

CITITRENDS is the leading off-price retailer specifically focused on Black customers. With 590 stores located in the communities we serve, our customers rely on us as their off-price value retailer of apparel, accessories and home trends. Because of our long-term presence in the Black community, our customers are highly engaged and loyal to CITITRENDS. We strive to provide an engaging and exciting shopping experience supported by fresh product and a friendly, welcoming staff. We believe the following business strengths differentiate us from our competitors and are important to our success.

Community Store Locations are a key point of differentiation. We locate our stores in high-traffic outdoor community shopping centers that are convenient to Black families. Our location strategy allows us to be an integral part of the communities we serve while providing convenience for our customers. We believe that these community locations are difficult to duplicate, creating a competitive moat for our brand. We generally utilize previously occupied store sites in locations where we are often the brightest and cleanest store in the shopping center, which enables us to obtain attractive rents while establishing ourselves as community cornerstones. When opening new stores, we seek to partner with landlords that contribute to buildout costs, which helps maintain lower startup and fixturing investment.

Focus on Fashion and Trend Mix. We curate our merchandise assortment to be trend right styles at amazing prices, recognizing that our customers use style as a form of personal expression. Our creative department is focused on identifying emerging trends and ensuring that our wide assortment of apparel and non-apparel merchandise is curated to appeal to the preferences of Black customers. Our buying team actively manages a dynamic blend of essentials, fashion-forward pieces, trending items and recognized brands, all at strong value prices to keep the assortment fresh, relevant and culturally attuned.

Superior Value Proposition. We seek to offer high quality, fashionable merchandise. Value is more than price. We know that our customers are willing to spend more when the fashion is on trend, the brand is right, and the price-value proposition is strong. The majority of our product is sold at ticketed price with compare at pricing to demonstrate our pricing superiority against competition. We do not employ high-low or point of sale discounting pricing strategies; instead, our everyday ticketed low price points offer superior value, enabling our customers to purchase multiple items per visit. We focus on a balanced three-tiered assortment along with an increasing selection of off-price ‘treasures’ – nationally known brands at incredible values. We rely on regular in-store deliveries of the latest trends at great prices which drives word-of-mouth awareness and excitement in the communities we serve, which in turn creates customer visit frequency.

Fashions for the Entire Family. We offer Women’s, Men’s and Children’s apparel, family footwear, accessories and products for the home which makes us a family destination in our communities. We offer a trendy assortment of culturally relevant fashions, core products and opening price products, making us appealing to wide range of income and style taste levels. We believe that our approximately 11,000 square feet store formats, combined with a neat, clean and organized in-store experience, friendly customer service where we often know our customers’ names, and breadth of merchandise, distinguishes our stores from many competitors and creates an exciting and welcoming environment that encourages high frequency repeat visits from the local community.

Strong and Flexible Sourcing Relationships. We maintain strong, long-standing sourcing relationships with a large group of suppliers while continually opening new relationships with both well-known and up-and-coming brands. We believe that our access to the Black customer drives vendor interest. Our buying team plans, develops and creates curated assortments by (i) purchasing goods developed specifically for our customer, (ii) selecting products for our customers from vendor product lines, (iii) buying opportunistically available excess inventory from reliable vendors, with the majority of our merchandise purchased for the current season and a lesser quantity held for sale in future seasons and (iv) buying extreme value, off-price deals to offer exciting national brands at significantly reduced prices. Our vendor partnerships enable us to deliver fresh items weekly to our stores. This fresh assortment, coupled with exciting and surprising off-price deals, creates a shopping experience that can’t be easily replicated in an on-line environment, positioning us as an “instant gratification store”, allowing our customers to “buy now, wear now”, avoiding shipping fees and the wait for their potential online orders. This approach allows us to offer exceptional value that goes beyond mere price – it’s the thrill of discovering fresh styles that fosters a deep, in-person connection with our customers.

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

Friendly and Helpful Store Associates. Our store associates are trained to provide friendly and helpful customer service to deliver a positive shopping experience. Many of our store associates live in the communities where our stores are located and frequently shop our stores themselves. We have a long heritage of a diverse and inclusive workplace; 74% of our store associates are Black, and more than 90% of our store management positions are filled by women. As a result, our store associates cultivate a unique culture in our stores that creates a high level of connectivity with our customers. We strive to make our stores a destination where everyone is welcome, and our store associates foster that vision every day through enriched customer engagement.

Highly Talented and Motivated Leadership Team. Our senior management team, led by Ken Seipel, our Chief Executive Officer, has extensive retail experience across a broad range of disciplines, including merchandising, real estate, finance, store operations, supply chain management, human resources and information technology. Our management team plans and drives our growth strategy, which is based on our constant focus on providing trend-driven merchandise anchored in value to the Black customer. We believe our management team is integral to our success and positions us well for long-term growth.

Business Strategy

With our focus on culturally-relevant fashion, exciting brands, and accessible pricing in each of our community locations, we believe that CITITRENDS is in a unique position to serve our loyal customer base, with a long runway for comp sales growth, store unit growth, profit margin expansion and a strong leadership team supported by a healthy, debt free balance sheet.

We have identified the following areas of focus to continue to improve the Company’s financial performance and to maximize long-term growth:

Offer Compelling Value Proposition. Our customers understand that value is more than price and are willing to spend more when the style is for them, the fashion is on trend and the quality is right. Our brand promise is clear: Styles that see you, prices that amaze you and trends that tell your story. We offer a balanced assortment of good, better, and best products that resonates with our customer base across income levels, all focused on the wants and needs of our Black customers. This approach differentiates our model while driving customer loyalty and repeat visits. We are known for delivering newness and freshness, resulting in high customer frequency. We highlight our opening price point offerings consistently across departments, ensuring our budget-conscious customers can easily identify these options. Our core value product is the bedrock of our business, and we are focused on ensuring quality-for-price in this important tier. Our research confirms that our customers have good disposable income and respond positively to recognizable brands with a willingness to trade up. This insight has guided our branded merchandise strategy which will become a larger part of our product assortment. We are expanding our offering of “treasures,” or extreme value product offerings, enabling us to offer well-known brands at a significant discount to the market. Our product strategy is supported by our open-to-buy process which allows us to be flexible and responsive to emerging trends. We practice rigorous inventory management, prioritizing choice and breadth over depth, improving our speed to market and driving faster turns.

Focus on the Black Customer. We are one of the largest national retailers focused on Black customers. Our customers are at the core of what we do, central to our business and critical to our success. Our customers are fashion conscious and prioritize style as an expression of self. Recent extensive customer research revealed that about one third of our customers visit our stores weekly or bi-weekly and have incomes in the $75k to $150k range. The next largest tier visits monthly with incomes in the range of $50k to $75k. We also serve a base of less frequent, lower income customers who are more budget conscious. We are serving customers across all income levels with our three-tiered product strategy.

Consistent Operational Excellence. Our objective is to be fast, consistent and efficient. We believe that our ability to produce strong, consistent and sustainable financial results depends on the development of fundamental retail practices and consistent execution. We have taken fast action to improve access to information and to develop consistent key performance indicators to drive business results. We have refined our product allocation methodology and are investing in artificial intelligence (“AI”)-based technology to drive more effective and efficient product allocation processes. We have made improvements to our supply chain speed and we are driving additional improvements to further improve product speed to store as well as to reduce our working capital needs. We have implemented improved product planning practices focused on pre-season strategy and open-to-buy to support growing categories. Each of these improvements is supported by having the right talent in place. We believe that these foundational improvements will drive near-term financial results while positioning us for future, accelerated growth.

Growth. We believe that our 590 stores located in the heart of Black communities is a key differentiator of our business that gives us a defensible moat around our business and store base. To improve the financial performance of the company, we are focused on improving productivity in our existing stores by sharpening our focus on our Black customers and strategically investing in product categories identified for intensification through our customer insights studies, both with a goal of driving increased foot traffic and basket. Finally, we believe that an integral part of our sales growth is the continued refinement of our store format, incorporating customer feedback and insights from operational results to improve the in-store experience and enhance profitability. We are remodeling existing stores to the updated format, and all new stores will open in the revised format.

Looking forward, we are positioning CITITRENDS for strategic new store growth, including through potential assumptions of leases or subleases. Our expansion strategy focuses on backfilling existing markets where we have brand awareness and proven performance and selectively entering new markets with strong demographic alignment to our customer base. This new store expansion is guided by a disciplined approach leveraging AI tools and extensive data analysis designed to predict sales with approximately 90% accuracy. We are also applying financial criteria to every new store decision and rely on local-market expertise from our real estate team. We believe this approach positions us to expand intelligently while maximizing return on investments.

People. We believe that our people are a key differentiator for our business and are key to the continued transformation of our company. Our buying team is trained to understand our customers, what motivates them to shop at CITITRENDS and what creates an emotional connection to the brand. Our buyers also cultivate strong relationships with the vendor community to gain access to the exciting, trend-right product that our customers rely on us to provide. We believe that our store associates, many of whom come from the communities we serve, are another key component of the in-store experience. They create an exciting and welcoming shopping experience for our customers and serve as a valuable source of insights on our core customers’ needs and preferences. Our leadership team is made up of functional experts who are adept at leading through change. Under the direction of Ken Seipel, our Chief Executive Officer, we believe that our people are key to the Company’s success.

We strongly believe that our business strategy centered around these five areas will restore our financial performance and accelerate our long-term sales and earnings growth.

Product and Value

Our merchandising strategy focuses on delivering fresh, fashionable and trend-right apparel, accessories and home products at exceptional value for Black families. As the go-to family store in the community, we are committed to maintaining a diverse, seasonally relevant assortment that reflects the bold style and preferences of our customers. Our product offerings include a balanced mix of privately developed brands and nationally recognized labels, ensuring both quality and affordability.

Our merchandise is represented by six distinct divisions within the store:

●	Women’s: a wide selection of apparel for juniors, missy and plus size, including trend right sportswear, outerwear, sleepwear, lingerie and scrubs.
●	Children’s: a wide assortment of basics, fashion and trends for boys up to size 20 and girls up to size 16. Also, sizes for newborns, infants and toddlers, as well as children’s uniforms, accessories and sleepwear.
●	Men’s: a wide selection of apparel for men and big men, including trend right sportswear and outerwear.
●	Accessories & Beauty: fashionable handbags, luggage, hats, belts, sunglasses, jewelry and watches for men and women, underwear and socks for the entire family, as well as beauty and fragrance offerings for women and men.
●	Home & Lifestyle: home goods for the bedroom, bathroom, kitchen and decorative accessories, plus an eclectic composition of wants and needs such as books, food, tech products, team sports products, toys, health and beauty products and seasonal items.
●	Footwear: casual and dress footwear in sizes for men, women and children.

The following table provides the percentage of net sales for each Division within the store:

	Fiscal Year
Divisions	2025	2024	2023
Women's	27%	27%	27%
Children's	23%	23%	23%
Men's	17%	17%	17%
Accessories & Beauty	16%	17%	17%
Home & Lifestyle	10%	10%	9%
Footwear	7%	6%	7%

Our goal is to deliver outstanding value every day. We do this by offering access to fashion and trends at affordable prices that are desirable for Black families. As a normal course, we do not engage in promotional activity such as high-low pricing, coupons or sales other than our regularly scheduled markdowns. Our assortment balances tiers of good, better, best products, ensuring a broad appeal across diverse income levels. The flexibility of our model allows our pricing structure to fluctuate in response to marketplace changes while maintaining our merchandise margins. Both branded and non-branded offerings validate our fashion and value to our customers.

Sourcing and Allocation

We believe that our flexible, value-conscious business model and ever-changing assortment that results from our fresh flow of inventory differentiates us from traditional retailers. We source our merchandise from thousands of domestic manufacturers and importers. Our merchandising division consists of a buying team, a planning team and an allocation team.

Our buyers have extensive experience and have developed long-standing relationships with many of our vendors. Our buying office is located in New York City, and the team travels regularly to the major United States markets, visiting manufacturers and attending national and regional trade shows. The buying team is supported by our Trend Director who identifies and translates relevant current and emerging trends into actionable merchandising strategies.

Our buying team sources merchandise through multiple channels to ensure a fresh and trendy assortment. First, we work with a continuously evolving network of vendors that manufacture products exclusively for CITITRENDS’ core customers. Our buyers collaborate with these vendors who specialize in trend identification and product development to design and manufacture exclusive products for CITITRENDS, providing our fashion-savvy customers with unique standout styles they won’t find anywhere else. Second, we maintain partnerships with nationally recognized brands and labels, collaborating to customize products in size, color and style to align with the specific needs and preferences of our customers. Third, we leverage our vendor relationships to opportunistically buy close-out product at incredible value. Fourth, we buy extreme value, off-price deals from a wide variety of sources, allowing us to offer our customers exciting national brands at significantly reduced prices.

While almost all of our merchandise is first-quality and delivered in-season, we also purchase high-quality excess inventory at advantageous pricing with the intent of selling later in the same season or the following season. This allows us to deliver extreme value on select highly desirable goods.

Our staff utilizes a centralized management system to monitor merchandise purchasing, planning and allocation to manage inventory turnover, identify and respond to changing customer demands and determine the timing of markdowns. Our buyers also regularly review the age and performance of merchandise and manage both the reordering and markdown processes. In fiscal 2025 we finalized the implementation of an AI-based allocation system across all merchandise categories. This system is designed to drive more accurate by-store product allocation, improve sales, reduce markdowns and reduce working capital through improved inventory efficiency.

Store Operations

Our stores are located in the heart of the communities we serve. We hire a diverse staff of women and men from the local area surrounding our stores. As of January 31, 2026, 74% of our store associates are Black, and 90% of our store management positions are filled by women. We cater to entire families and offer a compelling shopping experience in the communities in which we operate. We welcome everyone with “Hi, welcome to CITITRENDS,” and we develop a longstanding rapport with many of our customers, many of whom we know by name. Every CITITRENDS store presents an inviting shopping environment with a wide array of product offerings.

The average selling space of our 590 stores is approximately 11,000 square feet, which allows us the space and flexibility to organize our six product divisions in exciting and appealing ways. The unobstructed floor plan allows the customer to see almost all of the different product areas from the store entrance and provides us the flexibility to easily expand and contract departments in response to customer demand, seasonality and merchandise availability. Nearly all of our inventory is displayed on the selling floor. Our mission is to curate culturally relevant fashion, great brands and compelling price points for our core customers in an exciting shopping environment. A critical component of our success is to maintain an environment that is neat, clean and organized, where everyone is welcome.

The typical store is staffed with a Store Manager and multiple Assistant Managers, along with five to eight part-time Sales associates, all of whom rotate work days on a shift basis. Our associates are critical to achieving our goals, and we strive to hire highly qualified, motivated associates from the local community. We have well-established store operating policies and procedures and an extensive in-store training program for new Store Managers and Assistant Managers. Sales associates also participate in a customer service and store procedures training program, which is designed to enable them to assist customers in a friendly and helpful manner and maintain neat, clean and organized stores.

We offer a layaway program, allowing customers to purchase merchandise by initially paying a 20% deposit and a $2 service charge. The customer then makes additional payments every two weeks and has 60 days to complete the purchase. If the purchase is not completed, the customer receives a CITITRENDS gift card for amounts paid less a re-stocking and layaway service fee. In addition, we offer a buy-now-pay-later program through an external vendor that allows customers to split purchases into four installments over six weeks.

Our unique focus on Black families offers us the opportunity to pinpoint highly targeted and highly visible store locations. Cost-effective store locations are an important part of our store profitability model. Accordingly, we look for locations in high-traffic outdoor community shopping centers that offer attractive rents and meet our demographic and economic criteria. Our new store expansion is guided by a disciplined approach leveraging AI tools and extensive data analysis designed to predict sales with approximately 90% accuracy. We have a dedicated real estate management team responsible for new store site selection, coupling the data analysis with in-depth market knowledge, and we employ rigorous financial analysis to approve final store selection decisions. In selecting a location, we target urban, suburban and rural markets, and our strategy includes both further densification of existing markets and entering new markets over time. In addition, we require convenient site accessibility, as well as strong co-tenants, such as grocery stores, dollar stores, beauty stores and other value stores. We aim to be an integral part of our customers’ community by providing a compelling shopping destination and career opportunities.

Marketing

Our marketing goals are to build awareness of the CITITRENDS brand, promote customers’ association of the CITITRENDS brand with our brand promise: Styles that see you, prices that amaze you, and trends that tell your story, engage our customers in meaningful ways, and drive traffic into our stores. In fiscal 2025 we launched our Joy Looks Good on You marketing campaign, highlighting and celebrating moments of joy in the Black community. We also refreshed our social media presence under @wearecititrends. Our website, cititrends.com, showcases our marketing collateral and provides information about our business, our store locations, and more. Information on our website or social media pages is not part of this or any other report we file or furnish to the SEC.

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

In fiscal 2025, we continued to advance our technology ecosystem by leveraging AI capabilities in key areas such as merchandise allocation, loss prevention, and store operations. In fiscal 2026, we expect to add an AI-based merchandise planning system and complete the implementation of upgraded camera systems, including AI-based facial recognition capabilities. Moving forward, we will continue to explore AI capabilities in our systems as we expect them to improve our operational and execution capabilities.

Competition

The markets we serve are highly competitive. We compete with a broad range of retailers, including national chains, mass merchants, discount stores and specialty stores with both physical locations and online stores. We believe we have a competitive advantage in our offering of culturally relevant fashion and trends at everyday low prices, and that our strategy of focusing on Black customers puts us in a unique competitive position. We also believe we offer a more inviting store format than the traditional retailers, including our assortment and layout of merchandise, navigational signage, and use of fixtures that are easy to shop. Our competitors generally focus less on trend-driven apparel and, within their apparel offering, lack the styles that appeal to our core customers. As a result, we believe there is significant demand for an off-price value retailer that addresses the market of Black customers who seek value and trend in fashion apparel, accessories and home goods. See Item 1A. Risk Factors in this Report for additional information regarding competition in our markets.

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

Human Capital Management

The success of CITITRENDS is directly attributable to our people and their passion to achieve our performance goals. We recognize the importance of attracting and retaining top talent in our workforce that reflects the communities we serve. We strive to make CITITRENDS a diverse, inclusive and safe workplace, with opportunities for our associates to grow and develop in their careers, supported by competitive compensation, benefits and health and wellness programs, and by programs that build connections between our associates and their communities.

Associates. As of January 31, 2026, we had approximately 2,500 full-time and approximately 2,200 part-time associates. Of these associates, approximately 3,900 are employed in our stores and the remainder are employed in our distribution centers, buying offices and corporate office. We are not a party to any collective bargaining agreements, and none of our associates are represented by a labor union.

Diversity and Inclusion. Our objective is to ensure that our workforce reflects the ethnicity and cultural sensibilities of our customer base, with a particular focus on the Black community. We believe that a diverse and inclusive team is critical to our success. We strive to foster an inclusive, diverse and productive working environment where our associates are valued and respected. We continue to focus on attracting, developing and retaining team members that reflect the diverse communities we serve. Company-wide, as of January 31, 2026, 69% of our team members are Black and 80% are female. In addition, our eight-member board includes three Black women and one Asian man.

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

Training and Development. Our associates are critical to achieving our goals, and we strive to hire high-energy and motivated associates. We have well-established store operating policies and procedures and an extensive in-store training program for new store management members. Sales associates also participate in a customer service and store procedures training program, which is designed to enable them to assist customers in a friendly and helpful manner. Our Citi CRED program is designed to help associates build successful career paths by providing mentorship, exposure to diverse areas of the business, opportunities to cultivate cross-functional relationships, and access to educational and professional development resources. In addition, we continue to invest in leadership development, training initiatives, succession planning, and career growth opportunities across the organization.

Community Involvement. We are committed to giving back to the local communities we serve. In 2026, we are launching a refined focus on “youth empowerment”, a strategic, multi-phase community impact plan designed to invest in children, teens, and young adults across the communities CITITRENDS serves. The initiative integrates education, sports, mentorship, and career readiness, reinforcing our commitment to youth development and sustainable community reinvestment.

Available Information

Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and amendments to those reports, as well as other information that we file or furnish with the Securities and Exchange Commission (“SEC”) are available free of charge at https://ir.cititrends.com as soon as reasonably practicable after we file or furnish such material to the SEC. In addition, the SEC maintains a website at http://www.sec.gov that contains information we electronically file or furnish to the SEC. Our Corporate Governance Guidelines, Code of Ethics and the charters for the committees of our board of directors are also available free of charge at https://ir.cititrends.com or in print upon request. Information on our website is not part of this or any other report we file with or furnish to the SEC.

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

The success of an individual store can depend on favorable placement within a given shopping center as well as the volume of traffic generated by the other destination retailers and the anchor stores in the shopping centers where our stores are located. We cannot control the development of alternative shopping destinations near our existing stores or the availability or cost of real estate within existing or new shopping destinations. Any decline in the volume of consumer traffic at shopping centers, whether because of consumer preferences to shop on the internet or at large warehouse stores, recession risks and potential effects, an economic slowdown, a decline in the popularity of shopping centers, the closing or leaving of a destination retailer or anchor store, or significant deterioration of the surrounding areas in which our stores are located, it could result in reduced sales at our stores and leave us with excess inventory, which could have a material adverse effect on our financial results or business. Additionally, we are in the process of renovating a number of our stores. If these remodels do not attract new or existing customers to our stores or otherwise drive an increase in sales, then this may have an adverse impact on our business and results of operations.

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

In order to better serve our customers and maximize sales, it is important that we properly execute our inventory management strategies by appropriately allocating merchandise among our stores, timely and efficiently distributing inventory to such locations, maintaining an appropriate mix and level of inventory in such locations, responding to customer demand, and effectively managing pricing and markdowns, and there is no assurance we will be able to do so. In addition, as we continue to implement new inventory allocation initiatives, there could be disruptions in inventory flow and placement. We also face certain risks from our use of third-party order fulfillment and direct shipping including freight cost increases, timely delivery and delays due to work stoppages. Our financial performance could also be impacted by increases in shrink in stores and throughout the supply chain.

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

We rely upon third-party transportation providers for all of our merchandise shipments to our distribution centers and our retail stores. Accordingly, we are subject to risks, including insolvency, labor disputes or strikes, union organizing activity, inclement weather, public health emergencies, supply chain interruptions, port delays, increased freight, distribution and transportation costs including the cost of fuel associated with such providers’ ability to provide delivery services to meet our shipping needs. Failure to deliver merchandise to our distribution centers and our retail stores in a timely, effective and economically viable manner could adversely affect our business strategy, financial condition and results of operations.

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

We purchase our merchandise from a large assortment of vendors, and a substantial portion of this merchandise is manufactured outside of the United States and imported by our vendors from countries such as China and other areas of the Asia-Pacific region. The product we source could become subject to new or changing trade restrictions imposed by the United States or other foreign governments.

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

Our growth strategy includes successfully opening and operating new stores (which may include leases assumed or subleased from third parties), optimizing product assortment and investing in infrastructure to expand our off-price value model within our current markets and into new geographic regions. In addition, we may assume leases or subleases from other retailers, which may subject us to risks relating to their creditworthiness or liabilities arising out of their prior operations of the relevant stores. The success of opening new stores is dependent upon, among other things, the current retail environment, the identification of suitable markets and the availability of real estate that meets our criteria for traffic, square footage, co-tenancies, lease economics, demographics, and other factors, the negotiation of acceptable lease terms, the terms of any leases assumed or subleased, construction costs, the hiring, training and retention of competent sales personnel, and the effective management of inventory to meet the needs of new and existing stores on a timely basis. Our ability to expand successfully into other geographic markets will also depend on acceptance of our retail store experience by customers in those markets. There can be no assurance that any newly opened stores will be received as well as, or achieve net sales or profitability levels consistent with, our projected targets or be comparable to those of our existing stores in the time periods estimated by us, or at all. These risks may increase with further growth, and we may not be able to execute our growth strategies successfully, on a timely basis, or at all, which may adversely affect our business plans, sales and results.

We may engage in strategic transactions that could negatively impact our liquidity, increase our expenses and present significant distractions to management.

We may consider strategic transactions and business arrangements, including, but not limited to, acquisitions, asset purchases, lease assumptions or subleases, partnerships, joint ventures, restructurings and investments. Any such transaction may require us to incur non-recurring or other charges, may increase our near and long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could harm our business strategy, financial condition and results of operations.

We may also use our cash and cash equivalents, borrowings under our revolving credit facility, or other financing sources to fund strategic growth initiatives, including potential acquisitions, investments in new or complementary businesses, technologies, or assets, expansion into new markets, or other opportunities that we believe are consistent with our long-term growth strategy. The amount and timing of any such deployment of capital will depend on market conditions, the availability of suitable opportunities, and our assessment of strategic fit and expected return on investment.

There can be no assurance that we will identify suitable strategic opportunities or that any such opportunities, if pursued, will be consummated on terms favorable to us or at all. To the extent we pursue significant strategic transactions, we may require additional capital beyond our existing cash resources and available borrowings, which may not be available on acceptable terms, or at all, depending on market conditions and other factors at the time. Any such additional financing, if obtained through the issuance of equity or equity-linked securities, could result in dilution to our existing stockholders. If obtained through additional debt financing, it could increase our leverage and debt service obligations, which may restrict our operational flexibility and limit our ability to pursue other opportunities.

We believe our existing cash and cash equivalents, together with cash generated from operations and available borrowings under our credit facility, are sufficient to meet our anticipated operating and capital expenditure requirements for at least the next twelve months. However, our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of strategic investments, and general economic and market conditions.

We depend upon strong cash flows from our operations, as well as cash on our balance sheet, to supply capital to fund our operations, growth, stock repurchases and any potential future interest obligations.

Our business depends upon the cash on our balance sheet as well as our operations to continue to generate strong cash flow to supply capital to support our general operating activities, to fund our growth and our return of cash to stockholders through our stock repurchase programs, if any, and to pay any interest obligations. Our inability to continue to generate sufficient cash flows to support these activities could adversely affect our growth plans, capital expenditures, operating expenses and financial performance, including our earnings per share. Changes in the capital and credit markets, including market disruptions, limited liquidity, inflation and interest rate fluctuations may increase the cost of financing or restrict our access to these potential sources of liquidity. Our continued access to these liquidity sources on favorable terms depends on multiple factors, including our operating performance and, if applicable, credit rating. We maintain a revolving credit facility with Bank of America through April 10, 2030 which provides for a $75 million credit commitment and a $25 million uncommitted “accordion” feature that under certain circumstances could allow us to increase the size of the facility to $100 million. As of January 31, 2026, we had no borrowings outstanding under this facility. Although we currently have available a credit facility to fund our current operating needs, if necessary, we cannot be certain that we will be able to replace our existing credit facility or refinance any future debt at a reasonable cost when necessary. We maintain deposit balances with certain financial institutions that are above the federal insurance limit. A failure of these institutions could result in loss of these deposits.

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

We are subject to numerous federal, state and local laws and regulations that govern numerous aspects of our business. These laws and regulations, and related interpretations and enforcement activity, may change as a result of a variety of factors, including political, economic or social events. Changes in, expanded enforcement of, or adoption of new federal, state or local laws and regulations governing areas such as minimum wage or living wage requirements, workplace-regulation and other labor or employment benefits laws, supply chain, taxes, including changes to corporate tax rates, privacy and information security, artificial intelligence, or environmental regulation such as carbon emission standards and sustainability programs, transparency and reporting, could increase our costs of doing business or impact our sales, operations or profitability.

Other laws related to employee benefits and treatment of employees, including laws related to limitations on employee hours, work scheduling, supervisory status, leaves of absence, mandated health benefits or overtime pay, could also negatively impact us, such as by increasing compensation and benefits costs for overtime and medical expenses.

Regulators’ and stakeholders’ requirements and expectations on environmental, social and sustainability-related topics continue to evolve and diverge, and our ability to meet these requirements and expectations may have a material adverse impact on our results of operations.

Environmental and social topics, such as climate change and diversity, as well as companies’ actions and initiatives on such issues, have received significant attention from a wide range of stakeholders. The U.S. federal government, U.S. states and certain other countries and regions have adopted or are considering legislation, regulation or policies on these topics, including the imposition of caps or taxes on greenhouse gas emissions from certain sectors or facility categories, disclosure of corporate greenhouse gas emissions, and limitations on diversity, equity and inclusion programs. Compliance with such laws, regulations or policies, including any that may be adopted in the future, could, among other things, increase the costs of operating our businesses, reduce the demand for our products and impact the prices we charge our customers, any or all of which could adversely affect our results of operations. In addition, policymakers in some jurisdictions have adopted or proposed laws, regulations and policies that diverge from, or potentially conflict with, those in other jurisdictions. Failure to comply with any legislation, regulation or policy, including as a result of making good faith interpretations that may differ from those taken by enforcement authorities in relevant jurisdictions, could potentially result in substantial fines, criminal sanctions, reputational harm or operational changes. Moreover, our customers, stockholders, employees and other stakeholders have diverse expectations, demands and perspectives on these topics, which are continuing to evolve. We may not be able to meet the diverse expectations and demands of all of our stakeholders, which could result in adverse publicity, harm our reputation, lead to claims against us and affect our relationships with our customers and employees, and subject us to legal and operational risks, any of which could have a material adverse effect on our business.

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

We use AI in our business, and challenges with effectively managing its use could result in reputation harm, competitive harm, and legal liability, and adversely affect our business, financial condition, or results of operations.

We are increasingly leveraging AI, machine learning, and other automated technologies across various aspects of our business, including product allocation, marketing, customer engagement, and third-party systems. The use of these technologies presents a number of risks and challenges.

AI systems may generate inaccurate, biased, or unintended outputs, which could lead to errors in business decisions, ineffective marketing, or customer dissatisfaction. In addition, the development and use of AI technologies are subject to evolving legal and regulatory requirements, including those related to data privacy, intellectual property, consumer protection, and algorithmic accountability. Failure to comply with such requirements could result in investigations, litigation, fines, or other liabilities.

Our use of AI depends on the quality, integrity, and security of the data used to train and operate these systems. If such data is incomplete, inaccurate, or compromised, our operations and decision-making could be adversely affected. Reliance on third-party AI tools and service providers may also introduce additional risks related to data security, confidentiality, and system reliability.

The use of AI may also present reputational risks, including concerns regarding transparency, fairness, and ethical use. Any actual or perceived misuse of AI by us or our third-party partners could harm our brand and customer trust. If we are unable to effectively manage these risks or successfully integrate AI technologies into our operations, our business, financial condition, and results of operations could be adversely affected

Failure to maintain the security of employee, customer or vendor information could expose us to litigation, government enforcement actions and materially impact our reputation and business operations.

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

We have not experienced any material cybersecurity incidents in fiscal 2025, and as of the date of this Report, we have not identified any material risks from active cybersecurity threats, including as a result of any prior cybersecurity incidents. However, despite our security measures, there can be no assurance that our cybersecurity risk management processes described will be fully implemented, complied with or effective in protecting our systems and information. While we maintain insurance to mitigate potential losses from a cybersecurity incident, such insurance may be insufficient to cover all losses or all types of claims that may arise. See Item 1A. Risk Factors in this Report for a discussion of whether and how risks from identified cybersecurity threats have materially affected or, if realized, are reasonably likely to materially affect our business strategy, results of operations or financial condition.

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

ITEM 2.PROPERTIES

Store Locations

As of January 31, 2026, we operated 590 stores located in 33 states. Our stores average approximately 11,000 square feet of selling space and are typically located in outdoor community shopping centers that are convenient to Black customers.

We have no franchising relationships, and all of the stores are company operated. All existing 590 stores, totaling 7.9 million total square feet and 6.5 million selling square feet, are leased under operating leases. The typical store lease is for five years with options to extend the lease term for three additional five-year periods. Nearly all store leases provide us the right to cancel following an initial three-year period in the event the store does not meet pre-determined sales levels. The table below sets forth the number of stores in each of the 33 states in which we operated as of January 31, 2026:

Alabama	35
Arkansas	15
California	6
Connecticut	5
Delaware	3
Florida	51
Georgia	61
Illinois	25
Indiana	18
Iowa	3
Kansas	2
Kentucky	7
Louisiana	34
Maryland	9
Massachusetts	5
Michigan	23
Minnesota	2
Mississippi	30
Missouri	8
Nebraska	1
Nevada	3
New Jersey	1
New York	12
North Carolina	47
Ohio	30
Oklahoma	6
Pennsylvania	9
Rhode Island	1
South Carolina	42
Tennessee	16
Texas	55
Virginia	19
Wisconsin	6

Corporate Offices and Distribution Center Facilities

Our corporate headquarter is in Savannah, Georgia under a lease agreement that expires in June 2030. In addition, we currently lease office space in New York City.

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

Our common stock is traded on The NASDAQ Stock Market under the symbol “CTRN.” On March 25, 2026, there were 9 holders of record and approximately 10,729 beneficial holders of our common stock.

Dividends

In 2020, the Company announced it would suspend quarterly cash dividends. Any determination to declare and pay cash dividends in the future will be made by the Company’s board of directors.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The Company did not repurchase any shares of its common stock during the fourth quarter of fiscal 2025. As of January 31, 2026, approximately $40.0 million remains available under our share repurchase programs. The programs do not have expiration dates.

Equity Compensation Plan Information.

See Item 12 of this Report.

Stock Performance Graph

Set forth below is a line graph comparing the last five years’ percentage change in the cumulative total stockholder return on shares of our common stock against the cumulative total returns of the Russell 2000 Index and the Dow Jones US Specialty Retailers Index. This graph assumes that $100 was invested on January 31, 2021 in our common stock and in each of the market index and the industry indexes, and that all cash distributions were reinvested. Our common stock price performance shown on the graph is not indicative of future price performance.

Total Return Analysis	1/21	1/22	1/23	1/24	1/25	1/26

Citi Trends, Inc.	100.00	82.58	53.36	45.64	43.90	73.14
Russell 2000	100.00	98.79	95.45	97.75	116.41	134.81
Dow Jones US Specialty Retailers	100.00	100.89	96.22	112.85	167.01	159.96

ITEM 6.RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Discussions of our results of operations for the year ended February 1, 2025 compared to the year ended February 3, 2024 that have been omitted under this item can be found in "Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended February 1, 2025, which was filed with the United States Securities and Exchange Commission on April 16, 2025.

Executive Overview

We are the leading off-price value retailer of apparel, accessories and home trends primarily for Black families. Our high-quality and trend-right merchandise offerings at everyday low prices are designed to appeal to the fashion and trend preferences of value-conscious customers. As of January 31, 2026, we operated 590 stores in urban, suburban and rural markets in 33 states.

Fiscal 2025 Business Highlights

●	Continued to refine our three-tiered product assortment strategy, with balanced good-better-best offerings, trend-right fashion and the addition of extreme value branded treasures, focused on Black consumers
●	Launched our holiday “Joy Looks Good on You” marketing campaign, with over 55 million views and engagements, and refreshed our social media presence under @wearecititrends
●	Completed the implementation of an AI-based allocation system in the third quarter and began development of an AI-based merchandise planning system
●	Implemented foundational and fundamental standardized business practices throughout the organization to improve consistency of operating performance and efficiency of expense.
●	Opened 3 new stores, remodeled 62 stores and closed 4 stores to end the year with 590 locations

Fiscal 2025 Financial Highlights

●	Total sales of $820.0 million, an increase of $66.9 million, or 8.9%, compared to fiscal 2024
●	Comparable store sales increase of 9.7% vs fiscal 2024, 13.1% on a two-year basis, with the majority of the growth from increased transactions
●	Net income of $5.2 million, including the $11.0 million gain on the sale of the Savannah office building in the second quarter of fiscal 2025
●	Cash of $66.1 million at the end of the fiscal year, with no debt and no drawings on our $75 million line of credit

Our Strategy

We believe that CITITRENDS is in a unique position to serve our loyal customer base, with a long runway for store growth and a strong leadership team supported by a healthy balance sheet. As described in more detail in “Item 1 – Business,” we have identified five strategic areas of focus that we believe will accelerate our sales and earnings growth over the next few years:

Offer Compelling Value Proposition. We believe that we can drive increases in traffic and basket by focusing on our three-tiered product strategy of opening prices, core value product and familiar brands at incredible values, all focused on the wants and needs of our Black customers. We believe that delivering newness and freshness results in high customer frequency. Our expanded offering of “treasures”, or extreme value product offerings, further strengthens this strategy and deepens our relationship with our customers.

Focus on the Black Customer. We believe that a sharpened focus on our Black customers will drive improved sales through a more focused product assortment designed to address their fashion needs and wants, supporting their ability to express themselves through the creation of their own style. We believe that our refined understanding of our customer will drive increased traffic and conversion in our stores.

Consistent Operational Excellence. We believe that the work we are doing to develop fundamental retail practices and to focus on consistent execution will produce strong, sustainable financial results while positioning us for future, accelerated growth.

Growth. We believe that we can maximize the productivity of our existing 590 stores located in the heart of Black communities by executing on the three areas of focus stated above and by continued refinement of our store format. While we believe that maximizing the productivity of our existing fleet provides significant opportunity for sales and earnings growth, we continue to believe that CITITRENDS has the potential to grow, and we expect to accelerate square footage expansion over time, including through potential assumptions of leases or subleases.

People. We believe that our teams across the organization, led by Ken Seipel, our Chief Executive Officer, and their ability to consistently execute while staying focused on our Black customer, providing great product and a welcoming in-store environment, are a key differentiator for our business and are key to the continued transformation of our company.

We strongly believe that our business strategy centered around these five areas will accelerate our long-term sales and earnings growth.

Uncertainties and Challenges

General Economic Conditions

We are monitoring trends in general economic conditions, including on-going inflationary pressures, new and changing tariff programs and changes in consumer sentiment. We continue to monitor the impacts on our business of unemployment levels, wage inflation, interest rates, inflation rates, housing costs, energy costs, consumer confidence, consumer perception of economic conditions, costs to source our merchandise and supply chain disruptions.

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

Basis of Presentation

Net sales consist of store sales and layaway fees, net of returns by customers. Cost of sales consists of the cost of products we sell and associated freight costs. Depreciation is not considered a component of cost of sales and is included as a separate line item in the consolidated statements of operations. Selling, general and administrative expenses are comprised of store costs, including payroll and occupancy costs, corporate and distribution center costs and marketing costs. The years ended January 31, 2026, February 1, 2025 and February 3, 2024 are referred to herein as fiscal 2025, fiscal 2024 and fiscal 2023, respectively. Fiscal years 2025 and 2024 are each comprised of 52 weeks, while fiscal 2023 is comprised of 53 weeks.

Results of Operations

The following discussion of our financial performance is based on the consolidated financial statements set forth in Item 8 of this Report. The nature of our business is seasonal. Results may fluctuate due to changes in our business, consumer spending patterns, the macroeconomic environment and strategic initiatives. Furthermore, the seasonal nature of our business may affect comparisons between periods.

Net Sales and Additional Operating Data

The following table provides selected consolidated statement of operations data expressed both in dollars and as a percentage of net sales:

	Fiscal Year
	2025		2024		2023

	(dollars in thousands)
Statement of Operations Data
Net sales	$819,962	100.0%	$753,079	100.0%	$747,941	100.0%

Cost of sales (exclusive of depreciation)	(495,320)	(60.4)%	(471,036)	(62.5)%	(462,824)	(61.9)%
Selling, general and administrative expenses	(313,171)	(38.2)%	(300,173)	(39.9)%	(284,530)	(38.0)%
Depreciation	(18,482)	(2.3)%	(18,822)	(2.5)%	(18,990)	(2.5)%
Asset impairment	(579)	(0.1)%	(2,536)	(0.3)%	(1,051)	(0.1)%
Gain on sale of assets	10,960	1.3%	—	0.0%	—	0.0%
Gain on insurance	482	0.1%	—	0.0%	—	0.0%

Income (loss) from operations	3,852	0.5%	(39,488)	(5.2)%	(19,454)	(2.6)%
Interest income	1,993	0.2%	2,473	0.3%	3,874	0.5%
Interest expense	(342)	(0.0)%	(319)	(0.0)%	(306)	(0.0)%
Income (loss) before income taxes	5,503	0.7%	(37,334)	(5.0)%	(15,886)	(2.1)%
Income tax (expense) benefit	(296)	0.0%	(5,836)	(0.8)%	3,907	0.5%

Net income (loss)	$5,207	0.6%	$(43,170)	(5.7)%	$(11,979)	(1.6)%

The following table provides information about store activity and the change in comparable store sales for each fiscal year:

	Fiscal Year
	2025	2024	2023

Total stores open, beginning of year	591	602	611
New stores	3	1	5
Closed stores	(4)	(12)	(14)
Total stores open, end of year	590	591	602

Comparable store sales increase (decrease) (1)	9.7%	3.4%	(6.8)%
(1)	Stores included in the comparable store sales calculation for any year are those stores that were open for at least 14 full consecutive months without closure for more than seven days within the same fiscal month. Remodeled and relocated stores are included in the comparable store sales results if the selling square footage is not changed significantly, the store is not closed for more than five days in any fiscal month and the store remains in the same trade area, while stores that are closed permanently or for an extended period are excluded from the comparable store sales results.

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

Fiscal 2025 Compared to Fiscal 2024

Net Sales. Net sales increased $66.9 million, or 8.9%, to $820.0 million in fiscal 2025 from $753.1 million in fiscal 2024. The increase in sales was due to a 9.7% increase in comparable store sales, as well as a decrease of $5.4 million from net store opening and closing activity. The increase in comparable store sales was the result of increased transactions with increased average basket contributing to the balance.

Cost of Sales (exclusive of depreciation). Cost of sales increased $24.3 million, or 5.2%, to $495.3 million in fiscal 2025 from $471.0 million in fiscal 2024. As a percentage of net sales, cost of sales decreased 210 basis points to 60.4% in fiscal 2025 from 62.5% in fiscal 2024 driven by lower markdowns and lower shrink expenses since the strategic inventory reset in fiscal 2024, and lower freight expense compared to fiscal 2024.

Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses increased $13.0 million, or 4.3%, to $313.2 million in fiscal 2025 from $300.2 million in fiscal 2024. The increase was primarily due to $9.7 million of incremental bonus and equity expense and store and distribution center expense to support $66.9 million of incremental sales. As a percentage of sales, SG&A expenses leveraged 170 basis points to 38.2% in fiscal 2025 from 39.9% in fiscal 2024.

Depreciation. Depreciation expense decreased $0.3 million to $18.5 million in fiscal 2025 from $18.8 million in fiscal 2024.

Asset Impairment. Impairment charges for fiscal 2025 related to underperforming stores totaled $0.6 million, comprised of $0.3 million for leasehold improvements and fixtures and equipment, and $0.3 million for an operating lease right-of-use asset. Impairment charges for fiscal 2024 related to underperforming stores totaled $2.5 million, comprised of $1.2 million for leasehold improvements and fixtures and equipment, and $1.3 million for an operating right of use asset.

Gain on sale of building. Gain on sale of the corporate office building was $11.0 million for fiscal 2025.

Gain on insurance. Gain on insurance was $0.4 million for fiscal 2025.

Income Tax (Expense) Benefit. Income tax expense was $0.3 million in fiscal 2025 compared to income tax expense of $5.8 million in fiscal 2024. The difference is attributable to the $16.5 million valuation allowance related to deferred tax assets, primarily associated with net operating loss carryforward generated in fiscal years 2023 and 2024. The cumulative losses during recent years represents sufficient negative evidence to require a valuation allowance, which will be maintained until sufficient positive evidence exists to support its reversal.

Net Income (Loss). Net income was $5.2 million in fiscal 2025 compared to net loss of $43.2 million in fiscal 2024, due to the factors discussed above.

Liquidity and Capital Resources

Capital Allocation

Our capital allocation strategy is to maintain adequate liquidity to support current operations while investing in opportunities to profitably grow our business, including opportunities to accelerate growth through strategic roll-ups and synergistic acquisitions. At the discretion of our board of directors, we may also choose to return excess cash to shareholders. Our year-end cash and cash equivalents balance was $66.1 million compared to $61.1 million at the end of last year. Until required for other purposes, we maintain cash and cash equivalents in deposit or money market accounts.

Our principal sources of liquidity consist of (i) cash and cash equivalents on hand; (ii) short-term trade credit arising from customary payment terms and trade practices with our vendors; (iii) cash generated from operations on an ongoing basis; and (iv) a revolving credit facility with a $75 million credit commitment.

Inventory

Our year-end inventory balance was $113.5 million, compared with $122.6 million at the end of fiscal 2024. The decrease was the result of our strategic decrease in our average in-store inventory due to our ongoing inventory efficiency initiatives and lower pack-and-hold inventory.

Capital Expenditures

Capital expenditures in fiscal 2025 were $22.7 million, an increase of $10.6 million from the prior year, primarily due to new stores being opened and more stores being remodeled in fiscal 2025. We anticipate capital expenditures in fiscal 2026 in the range of $35 million to $40 million, primarily for opening approximately 25 new stores and remodeling approximately 50 stores.

Share Repurchases

In fiscal 2025 we returned $6.3 million to shareholders through share repurchases. See Part II, Item 5 of this Report and Note 6 to the Financial Statements for more information.

Revolving Credit Facility

We have a revolving credit facility that matures in April 2030 and provides a $75 million credit commitment and a $25 million uncommitted “accordion” feature. Additional details of the credit facility are in Note 4 to the Financial Statements. At the end of fiscal 2025, we had no borrowings under the credit facility and $2.2 million in letters of credit outstanding.

Cash Flows

Cash Flows From Operating Activities. Cash provided by operating activities was $21.0 million in fiscal 2025 compared with cash used of $3.8 million in fiscal 2024. For fiscal 2025, significant sources of cash included increase in net income, as well as an $8.8 million reduction in inventory. Significant uses of cash include a $55.2 million decrease in accrued expenses and other-long-term liabilities due primarily to payments of operating lease liabilities.

For fiscal 2024, significant sources of cash included a $7.8 million reduction in inventory and a $0.1 million increase in accounts payable. Significant uses of cash include a $49.5 million decrease in accrued expenses and other-long-term liabilities due primarily to payments of operating lease liabilities.

Cash Flows From Investing Activities. Cash used in investing activities was $8.5 million in fiscal 2025 compared to cash used of $10.1 million in fiscal 2024. Sources of cash in fiscal 2025 included $11.2 million from the sale of a building and $0.6 million from insurance proceeds. Cash used in fiscal 2024 consisted entirely of purchases of property and equipment.

Cash Flows From Financing Activities. Cash used in financing activities was $7.5 million in fiscal 2025 compared with $4.7 million in fiscal 2024. Cash used in fiscal 2025 included $6.3 million for share repurchases and $1.1 million to settle withholding taxes on the vesting of restricted stock. Cash used in fiscal 2024 included $3.8 million for share repurchases and $0.9 million to settle withholding taxes on the vesting of restricted stock.

Cash Requirements and Commitments

Our principal cash requirements consist of (1) inventory purchases; (2) capital expenditures to invest in our growth initiatives; and (3) operational needs, including payroll, occupancy costs, taxes and other operating costs. We have also historically used cash to repurchase stock under our stock repurchase programs. Historically, we have met these cash requirements using cash flow from operations and short-term trade credit. As of January 31, 2026, our contractual commitments for operating leases totaled $309.9 million (with $63.5 million due within 12 months) and our purchase obligations for open merchandise orders totaled $161.7 million due within 12 months. See Note 8 to the Financial Statements for more information regarding lease commitments.

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

Inventory

Inventory is stated at the lower of cost (first-in, first-out basis) or net realizable value as determined by the retail inventory method for store inventory and the average cost method for distribution center inventory. Under the retail inventory method, the cost of inventory is determined by calculating a cost-to-retail ratio and applying it to the retail value of inventory. Inherent in the retail inventory calculation are certain management judgments and estimates, including, among others, merchandise markups, markdowns and shrink, which impact the ending inventory valuation at cost as well as resulting cost of sales. Merchandise markdowns are reflected in the inventory valuation when the price of an item is lowered in the stores. We estimate and record an allowance for shrink for the period between the last physical count and the balance sheet date. The estimate of shrink can be affected by changes in actual shrink trends. As a measure of sensitivity, a ten percent change in our estimated shrink as of January 31, 2026, would not have materially impacted our cost of goods sold in fiscal 2025. Many retailers have arrangements with vendors that provide for rebates and allowances under certain conditions, which ultimately affect the value of the inventory. We do not generally enter into such arrangements with our vendors. There were no material changes in the estimates or assumptions related to the valuation of inventory during fiscal 2025.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, “Improvement to Income Tax Disclosures (Topic 740)”, which requires additional disclosures for income tax rate reconciliations, income taxes paid, and certain other tax disclosures. ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. In fiscal 2025, the Company adopted ASU 2023-09 in the current period and retrospectively. The adoption of ASU 2023-09 did not have a material impact on the Company’s consolidated financial statements as the requirements only impact annual income tax reporting disclosures in the Notes to the Company’s consolidated financial statements. Refer to “Note 5. Income Taxes” for additional information.

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

In September 2025, the FASB issued ASU 2025-06, “Intangibles – Goodwill and Other Internal-Use Software: Targeted Improvements to the Accounting for Internal-Use Software” (“ASU 2025-06”), which amends the guidance in ASC 350 to revise the criteria for when an entity is required to start capitalizing software costs and requires an entity to consider whether there is significant uncertainty associated with the development activities of the software when evaluating the probable-to-complete recognition threshold. ASU 2025-06 is required to be adopted in the annual reporting periods beginning after December 15, 2027, including interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact the amended guidance will have on its consolidated financial statements and related disclosures.

In November 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements” (“ASU 2025-11”), which amends the guidance in ASC 270 to clarify the applicability of interim disclosure requirements and enhance the navigability of the existing guidance. ASU 2025-11 provides a comprehensive list of required interim disclosures and establishes a new disclosure principle requiring entities to disclose events that occur after the end of the last annual reporting period. The new standard is effective for interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact the amended guidance will have on its consolidated financial statements and related disclosures.

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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Citi Trends, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Citi Trends, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Citi Trends, Inc. and subsidiary (the "Company") as of January 31, 2026 and February 1, 2025, the related consolidated statements of operations, cash flows, and stockholders’ equity, for each of the three years in the period ended January 31, 2026, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2026 and February 1, 2025, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 15, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

April 15, 2026

We have served as the Company's auditor since 2021.

Citi Trends, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	January 31,	February 1,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$66,092	$61,085
Inventory	113,515	122,640
Prepaid and other current assets	12,254	10,216
Income tax receivable	1,187	3,119
Total current assets	193,048	197,060
Property and equipment, net of accumulated depreciation of $301,921 and $297,396 as of January 31, 2026 and February 1, 2025, respectively.	54,384	50,715
Operating lease right of use assets	221,775	214,148
Other assets	1,964	846
Total assets	$471,171	$462,769

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$100,693	$102,456
Operating lease liabilities	44,397	47,724
Accrued expenses	15,134	16,647
Accrued compensation	12,800	7,176
Layaway deposits	383	388
Total current liabilities	173,407	174,391
Noncurrent operating lease liabilities	178,921	172,675
Deferred Tax Liability	245	142
Other long-term liabilities	2,278	2,385
Total liabilities	354,851	349,593

Stockholders’ equity:
Common stock, $0.01 par value. Authorized 32,000,000 shares; 16,545,723 shares issued as of January 31, 2026 and 16,497,092 shares issued as of February 1, 2025; 8,345,917 shares outstanding as of January 31, 2026 and 8,547,841 shares outstanding as of February 1, 2025	163	162
Paid in capital	112,352	108,101
Retained earnings	281,108	275,901
Treasury stock, at cost; 8,199,806 shares held as of January 31, 2026 and 7,949,251 shares held as of February 1, 2025	(277,303)	(270,988)
Total stockholders’ equity	116,320	113,176

Commitments and contingencies (Note 7)
Total liabilities and stockholders’ equity	$471,171	$462,769

See accompanying notes to consolidated financial statements.

Citi Trends, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Fiscal Year
	2025	2024	2023
Net sales	$819,962	$753,079	$747,941

Cost of sales (exclusive of depreciation shown separately below)	(495,320)	(471,036)	(462,824)
Selling, general and administrative expenses	(313,171)	(300,173)	(284,530)
Depreciation	(18,482)	(18,822)	(18,990)
Asset impairment	(579)	(2,536)	(1,051)
Gain on sale of building	10,960	—	—
Gain on insurance	482	—	—
Income (loss) from operations	3,852	(39,488)	(19,454)
Interest income	1,993	2,473	3,874
Interest expense	(342)	(319)	(306)
Income (loss) before income taxes	5,503	(37,334)	(15,886)
Income tax (expense) benefit	(296)	(5,836)	3,907
Net income (loss)	$5,207	$(43,170)	$(11,979)

Basic net income (loss) per common share	$0.65	$(5.19)	$(1.46)
Diluted net income (loss) per common share	$0.63	$(5.19)	$(1.46)

Weighted average number of shares outstanding
Basic	8,057	8,315	8,221
Diluted	8,300	8,315	8,221

See accompanying notes to consolidated financial statements.

Citi Trends, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year
	2025	2024	2023
Operating activities:
Net income (loss)	$5,207	$(43,170)	$(11,979)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	18,482	18,822	18,990
Non-cash operating lease costs	47,733	48,863	50,462
Asset impairment	579	2,536	1,051
(Gain) Loss on disposal of property and equipment	(602)	27	238
Deferred income taxes	102	5,247	(2,211)
Insurance proceeds related to operating activities	339	—	3,483
Non-cash stock-based compensation expense	5,389	3,302	4,095
Gain on sale of assets	(10,960)	—	—
Gain on insurance related activities	(339)	—	(3,483)
Changes in assets and liabilities:
Inventory	9,125	7,792	(24,638)
Prepaid and other current assets	(2,038)	622	2,139
Other assets	(1,118)	160	178
Accounts payable	(3,305)	101	17,861
Accrued expenses and other long-term liabilities	(55,191)	(49,489)	(58,318)
Accrued compensation	5,624	330	(3,977)
Income tax payable/receivable	1,932	1,004	(3,508)
Layaway deposits	(5)	4	40
Net cash provided by (used in) operating activities	20,954	(3,849)	(9,577)

Investing activities:
Purchases of property and equipment	(20,330)	(10,108)	(14,875)
Insurance proceeds related to investing activities	630	—	1,517
Proceeds from sale of building	11,206	—	—
Net cash used in investing activities	(8,494)	(10,108)	(13,358)

Financing activities:
Cash used to settle withholding taxes on vested restricted stock	(1,138)	(887)	(854)
Repurchase of common stock	(6,315)	(3,777)	—
Net cash used in financing activities	(7,453)	(4,664)	(854)
Net increase (decrease) in cash and cash equivalents	5,007	(18,621)	(23,789)

Cash and cash equivalents:
Beginning of year	61,085	79,706	103,495
End of year	$66,092	$61,085	$79,706

Supplemental disclosures of cash flow information:
Cash paid for interest	$210	$168	$159
Cash (receipts) payments of income taxes	$(1,699)	$(415)	$1,813
Supplemental disclosures of non-cash investing activities:
Accrual for purchases of property and equipment	$2,399	$4,446	$2,936

See accompanying notes to consolidated financial statements.

Citi Trends, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock		Paid in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balances — January 28, 2023	16,158,494	$160	$102,445	$331,050	7,804,013	$(267,211)	$166,444
Grant of restricted shares	272,426	—	—	—	—	—	—
Forfeiture of restricted shares	(39,321)	—	—	—	—	—	—
Stock-based compensation expense	—	—	4,095	—	—	—	4,095
Shares withheld for settlement of employee taxes on vesting	(36,885)	—	(854)	—	—	—	(854)
Net loss	—	—	—	(11,979)	—	—	(11,979)
Balances — February 3, 2024	16,354,714	$160	$105,686	$319,071	7,804,013	$(267,211)	$157,706
Vesting of restricted shares	—	2	—	—	—	—	2
Grant of restricted shares	230,852	—	—	—	—	—	—
Forfeiture of restricted shares	(51,450)	—	—	—	—	—	—
Stock-based compensation expense	—	—	3,302	—	—	—	3,302
Shares withheld for settlement of employee taxes on vesting	(37,024)	—	(887)	—	—	—	(887)
Repurchase of common stock	—	—	—	—	145,238	(3,777)	(3,777)
Net loss	—	—	—	(43,170)	—	—	(43,170)
Balances — February 1, 2025	16,497,092	$162	$108,101	$275,901	7,949,251	$(270,988)	$113,176
Vesting of restricted shares	52,244	1	—	—	—	—	1
Grant of restricted shares	64,468	—	—	—	—	—	—
Forfeiture of restricted shares	(26,464)	—	—	—	—	—	—
Stock-based compensation expense	—	—	5,389	—	—	—	5,389
Shares withheld for settlement of employee taxes on vesting	(41,617)	—	(1,138)	—	—	—	(1,138)
Repurchase of common stock	—	—	—	—	250,555	(6,315)	(6,315)
Net income	—	—	—	5,207	—	—	5,207
Balances — January 31, 2026	16,545,723	$163	$112,352	$281,108	8,199,806	$(277,303)	$116,320

See accompanying notes to consolidated financial statements.

Citi Trends, Inc.

Notes to Consolidated Financial Statements

1. Organization and Business

Citi Trends, Inc. and its subsidiary (the “Company”) is the leading off-price value retailer of apparel, accessories and home trends primarily for Black families in the United States. As of January 31, 2026, the Company operated 590 stores in urban, suburban and rural markets in 33 states.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany transactions and balances have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to January 31 of each year. The years ended January 31, 2026, February 1, 2025 and February 3, 2024 are referred to as fiscal 2025, fiscal 2024 and fiscal 2023, respectively, in the accompanying consolidated financial statements. Fiscal years 2025 and 2024 have a 52-week accounting period, and fiscal year 2023 is comprised of 53 weeks.

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

Impairment of Long-Lived Assets

If facts and circumstances indicate that a long-lived asset may be impaired, the carrying value is reviewed. If this review indicates that the carrying value of the asset group will not be recovered as determined based on projected undiscounted cash flows expected to be generated by that asset, the carrying value of the asset is reduced to its estimated fair value. There was non-cash impairment expense in fiscal 2025 of $0.6 million consisting of $0.3 million for leasehold improvements and fixtures and equipment at underperforming stores, and $0.3 million for right of use assets. There was non-cash impairment expense in fiscal year 2024 of $2.5 million consisting of $1.2 million for leasehold improvements and fixtures and equipment at an underperforming store, and $1.3 million for a right of use asset.

Insurance Liabilities

The Company is largely self-insured for workers’ compensation costs, general liability claims. The Company’s self-insured retention or deductible, as applicable, for each claim involving workers’ compensation and general liability is limited to $250,000 and $250,000 respectively. Self-insurance liabilities are based on the total estimated costs of claims filed and estimates of claims incurred but not reported, less amounts paid against such claims. Current and historical claims data, together with information from actuarial studies, are used in developing the estimates. The insurance liabilities that are recorded are primarily influenced by the frequency and severity of claims and the Company’s growth. If the underlying facts and circumstances related to the claims change, then the Company may be required to record more or less expense which could be material in relation to results of operations.

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

Sales Returns

The Company allows customers to return merchandise for up to thirty days after the date of sale. Expected refunds to customers are recorded based on estimated margin using historical return information. The refund liability for merchandise returns is recorded in accrued expenses on the consolidated balance sheet and totaled $0.1 million and $0.2 million as of January 31, 2026 and February 1, 2025, respectively. The corresponding asset for the recoverable cost of expected refunds is included in prepaid and other current assets and totaled $0.1 million as of both January 31, 2026 and February 1, 2025.

Disaggregation of Revenue

In the following table, the Company’s revenue is disaggregated by Division or major product category. The following table provides the percentage of net sales for each Division within the merchandise assortment:

	Fiscal Year
Divisions	2025	2024	2023
Women's	27%	27%	27%
Children's	23%	23%	23%
Men's	17%	17%	17%
Accessories & Beauty	16%	17%	17%
Home & Lifestyle	10%	10%	9%
Footwear	7%	6%	7%

Cost of Sales

Cost of sales includes the cost of inventory sold during the period and transportation costs, including inbound freight related to inventory sold, freight from the distribution centers to the stores and freight from vendors to stores, net of discounts and allowances. Distribution center costs, store occupancy expenses and marketing expenses are not considered components of cost of sales and are included as part of selling, general and administrative expenses. Depreciation is also not considered a component of cost of sales and is included as a separate line item in the consolidated statements of operations. Distribution center costs (exclusive of depreciation) for fiscal 2025, 2024 and 2023 were $32.7 million, $32.1 million and $31.0 million, respectively.

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

The following table provides a reconciliation of the number of average common shares outstanding used to calculate basic earnings per share to the number of common shares and common stock equivalents outstanding used in calculating diluted earnings per share:

	Fiscal Year
	2025	2024	2023
Weighted average number of common shares outstanding (basic)	8,057,405	8,314,825	8,221,450
Incremental shares from assumed vesting of nonvested restricted stock	242,685	—	—
Average number of common shares and common stock equivalents outstanding	8,300,090	8,314,825	8,221,450

The dilutive effect of stock-based compensation arrangements is accounted for using the treasury stock method. The Company includes as assumed proceeds the amount of compensation costs attributed to future services and not yet recognized. For fiscal 2025, 2024 and 2023, respectively, there were 0, 248,000, and 273,000 shares of nonvested restricted stock excluded from the calculation of diluted earnings per share because of antidilution.

Marketing

The Company expenses marketing as incurred. Marketing expense for fiscal 2025, 2024 and 2023 was $1.3 million, $2.3 million and $1.6 million, respectively.

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

Business Operating Segment

The Company is the leading off-price value retailer of fashion apparel, accessories and home goods for the entire family. The retail operations represent a single operating segment based on the way the Company manages its business. Operating decisions and resource allocation decisions are made at the Company level in order to maintain a consistent retail store presentation. The Company’s retail stores sell similar products, use similar processes to sell those products, and sell their products to similar classes of customers. All sales and assets are located within the United States.

New Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, “Improvement to Income Tax Disclosures (Topic 740)”, which requires additional disclosures for income tax rate reconciliations, income taxes paid, and certain other tax disclosures. ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. Adoption is required for annual periods beginning after December 15, 2024. In fiscal 2025, the Company adopted the new accounting pronouncement ASU 2023-09 in the current period and retrospectively. The adoption of ASU 2023-09 did not have a material impact on the Company’s consolidated financial statements as the requirements impact only annual income tax reporting disclosures in the Notes to the Company’s consolidated financial statements. Refer to “Note 5. Income Taxes” for additional information.

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

In September 2025, the FASB issued ASU 2025-06, “Intangibles – Goodwill and Other Internal-Use Software: Targeted Improvements to the Accounting for Internal-Use Software” (“ASU 2025-06”), which amends the guidance in ASC 350 to revise the criteria for when an entity is required to start capitalizing software costs and requires an entity to consider whether there is significant uncertainty associated with the development activities of the software when evaluating the probable-to-complete recognition threshold. ASU 2025-06 is required to be adopted in the annual reporting periods beginning after December 15, 2027, including interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact the amended guidance will have on its consolidated financial statements and related disclosures.

In November 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements” (“ASU 2025-11”), which amends the guidance in ASC 270 to clarify the applicability of interim disclosure requirements and enhance the navigability of the existing guidance. ASU 2025-11 provides a comprehensive list of required interim disclosures and establishes a new disclosure principle requiring entities to disclose events that occur after the end of the last annual reporting period. The new standard is effective for interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact the amended guidance will have on its consolidated financial statements and related disclosures.

3. Property and Equipment, net

Property and equipment, net, consists of the following (in thousands):

	January 31,	February 1,
	2026	2025
Buildings	$—	$4,849
Leasehold improvements	146,979	136,491
Furniture, fixtures and equipment	146,181	144,321
Computer equipment	62,289	59,993
Construction in progress	856	2,457
	356,305	348,111
Accumulated depreciation	(301,921)	(297,396)
	$54,384	$50,715

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

Borrowings under the credit facility bear interest (a) for SOFR Loans, at a rate equal to the SOFR Rate plus a SOFR adjustment equal to 0.10% plus either 1.50%, 1.75% or 2.00%, or (b) for Base Rate Loans, at a rate equal to the highest of (i) the prime rate, (ii) the Federal Funds Rate plus 0.5% and (iii) the Terms SOFR Rate plus 1.0%, plus, in each case either 0.50%, 0.75% or 1.00%, based in any such case on the average daily availability for borrowings under the facility.

As of January 31, 2026, the Company had no borrowings under the credit facility and $2.2 million of letters of credit outstanding.

5. Income Taxes

Income tax (expense) benefit consists of the following (in thousands):

	Fiscal Year
	2025	2024	2023
Current:
Federal	$(160)	$(275)	$2,025
State	(34)	(420)	(329)
Total current	(194)	(695)	1,696
Deferred:
Federal	(102)	(2,266)	2,635
State	—	(2,875)	(424)
Total deferred	(102)	(5,141)	2,211
Total income tax (expense) benefit	$(296)	$(5,836)	$3,907

Income tax (expense) benefit computed using the federal statutory rate is reconciled to the reported income tax (expense) benefit as follows (in thousands):

	Fiscal year
	2025		2024		2023
	Rate	(Expense) / Benefit	Rate	(Expense) / Benefit	Rate	(Expense) / Benefit
Statutory rate applied to income before income taxes	21%	$(1,165)	21%	$7,840	21%	$3,337
State income taxes, net of federal benefit *	5%	(292)	3%	1,109	2%	240
State tax credits, net of federal benefit	32%	(1,775)	(3)%	(1,001)	(1)%	(167)
General business credits, net of nondeductible expenses	(20)%	1,130	3%	1,235	11%	1,840
Nondeductible compensation	6%	(364)	0%	(46)	0%	—
Excess (deficit) tax benefits from stock-based compensation	(4)%	220	0%	(96)	(3)%	(519)
Valuation Allowance	(37)%	2,028	(39)%	(14,582)	(5)%	(774)
Changes in tax rates	3%	(150)	0%	42	0%	—
Nondeductible or nontaxable items	1%	(52)	0%	(47)	0%	—
Changes in Unrecognized tax benefits	0%	(2)	0%	—	0%	—
Other	(2)%	126	(1)%	(290)	0%	(50)
Income tax (expense) benefit	5%	$(296)	(16)%	$(5,836)	25%	$3,907

* The only state that contributes to the majority (greater than 50%) of the tax effect in this category is Louisiana.

Deferred tax assets and deferred tax liabilities consist of the following (in thousands):

	January 31,	February 1,
	2026	2025
Deferred tax assets:
Inventory capitalization	$1,863	$1,930
Vacation liability	24	395
Operating lease liabilities	56,683	55,247
State tax credits	767	1,597
Federal tax credits	2,938	1,518
Stock compensation	685	545
Insurance liabilities	554	366
Research and development	150	2,227
Net operating loss and charitable contribution carryforwards	14,815	10,097
Other	606	585
Subtotal deferred tax assets	79,085	74,507
Less: Valuation allowance - net	(15,436)	(16,519)
Total deferred tax assets	63,649	57,988
Deferred tax liabilities:
Right of use asset	(55,072)	(52,935)
Book and tax depreciation differences	(8,398)	(4,783)
Prepaid expenses	(424)	(412)
Total deferred tax liabilities	(63,894)	(58,130)
Net deferred tax (liability) asset	$(245)	$(142)

The following table summarizes (receipts) payments of income taxes in fiscal 2025 (in thousands):

Fiscal Year
2025
Federal	$(1,710)
State
North Carolina	10
Georgia	9
Kentucky	9
Other (net of refunds)	(17)
Total (receipts) payments of income taxes	$(1,699)

The Company files income tax returns in U.S. federal and state jurisdictions where it does business and is subject to examinations by the Internal Revenue Service (“IRS”) and other taxing authorities. With a few exceptions, the Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years prior to fiscal 2021. The Company reviews and assesses uncertain tax positions, if any, with recognition and measurement of tax benefit based on a “more-likely-than-not” standard with respect to the ultimate outcome, regardless of whether this assessment is favorable or unfavorable. As of January 31, 2026, there were no material benefits taken on the Company’s income tax returns that do not qualify for financial statement recognition. If a tax position does not meet the minimum statutory threshold to avoid payment of penalties and interest, a company is required to recognize an expense for the amount of the interest and penalty in the period in which the company claims or expects to claim the position on its tax return. For financial statement purposes, companies are allowed to elect whether to classify such charges as either income tax expense or another expense classification. Should such expense be incurred in the future, the Company will classify such interest as a component of interest expense and penalties as a component of income tax expense.

At January 31, 2026, the Company had income tax net operating loss (“NOL”) carryforwards for federal purposes of $58.5 million (gross) and for state purposes of $2.5 million (tax effected), which are available to offset future state taxable income. The federal tax NOL carryforwards have an indefinite carryforward, but are limited to offsetting 80% of taxable income in future years. State NOL rules vary by jurisdiction with respect to carryforward periods, utilization limits, and eligibility requirements. Depending on the state, carryforward periods generally range from 5 to 20 years, while certain states conform to federal rules and allow indefinite carryforwards for post-2017 NOLs. Utilization of these NOLs may be subject to annual limitations under Section 382 of the Internal Revenue Code (“IRC”) if the Company experiences an “ownership change,” as defined in the IRC. An ownership change generally occurs when the aggregate stock ownership of certain significant shareholders increases by more than 50 percentage points over a rolling three‑year period. The Company has performed an analysis under Section 382 and determined that prior ownership changes have resulted in certain annual limitations on the future use of its NOLs. These limitations may restrict the Company’s ability to offset future taxable income with pre‑change NOLs, potentially resulting in increased cash tax liabilities in future periods. Management will continue to monitor equity transactions and other events that could trigger additional ownership changes and further limit the Company’s ability to utilize its NOLs.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible and income tax credits may be utilized, management believes sufficient negative evidence exists to require a valuation allowance. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal, resulting in no deferred tax asset balance being recognized. In accordance with ASC 740 “Accounting for Income Taxes” (“ASC 740”), the Company evaluates deferred income tax assets quarterly to determine if valuation allowances are required or should be adjusted. ASC 740 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence, both positive and negative, using a “more likely than not” standard. The analysis that the Company prepared to determine the valuation allowance required significant judgment and assumptions regarding future market conditions, as well as forecasts for profits, taxable income, and taxable income by jurisdiction. Due to the sensitivity of the analysis, changes to the assumptions in subsequent periods could have a material effect on the valuation allowance. At January 31, 2026 and February 1, 2025, the Company had a full valuation allowance on its deferred tax assets. Based on an evaluation in accordance with the accounting standards, as of January 31, 2026, the valuation allowance established against the entire net deferred tax asset totaled $15.4 million.

The effective income tax rate for fiscal 2025, 2024 and 2023 included the recognition of benefits arising from various federal and state tax credits. Under current IRS and state income tax regulations, these credits may be carried back for one year or carried forward for periods up to 20 years. The income tax benefit included $0.0 million, $0.0 million, and $2.2 million related to such credits in each of fiscal 2025, 2024 and 2023, respectively. The credits generated for fiscal year 2025 and fiscal year 2024 were recorded with a full valuation allowance.

6. Stockholders’ Equity

Repurchases of common stock

The Company periodically repurchases shares of its common stock under board-authorized repurchase programs. Such repurchases may be made in the open market, through block trades or through other negotiated transactions. Share repurchases are as follows (in thousands, except per share data):

	Fiscal Year
	2025	2024	2023
Total number of shares purchased	251	145	—
Average price paid per share (including commissions)	$25.21	$25.99	$—
Total investment	$6,315	$3,777	$—

At January 31, 2026, $40.0 million remained available under the Company’s previously announced stock repurchase authorization.

Stock-Based Compensation

The Company maintains the Citi Trends, Inc. Incentive Plan (the “Plan”) which permits the grant of stock-based incentive awards to employees, officers, directors and consultants. The Plan provides for the grant of incentive and nonqualified options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other forms of stock-based and cash-settled equity compensation. At January 31, 2026, the Company had 694,570 shares reserved for future grants under the Plan. During fiscal 2025, 2024 and 2023, non-cash stock-based compensation expense recorded in selling and general and administrative expenses totaled $5.4 million, $3.3 million and $4.1 million, respectively. The income tax expense resulting from the fair market value of restricted stock at vesting versus the cumulative compensation cost of such stock is recorded as a component of income tax expense and was $0.2 million, $0.1 million and $0.5 million, respectively.

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

The fair value associated with each tranche of the award will be recognized, straight-line, over the requisite service period for that tranche. Failure to meet the market conditions for an award does not result in reversal of previously recognized expense, so long as the required service period condition is met. The Company recognized $1.5 million and $0.3 million of expense related to the award in fiscal 2025 and fiscal 2024, respectively.

The following tables summarize activity related to nonvested restricted stock and PSUs and performance-based restricted stock during fiscal 2025:

	Time-Based Restricted Stock
		Weighted Average
	Nonvested	Grant Date
	Shares	Fair Value
Outstanding as of February 1, 2025	334,083	$20.15
Granted	64,468	$25.62
Vested	(151,716)	$21.21
Forfeited	(26,464)	$19.66
Outstanding as of January 31, 2026	220,371	$21.07

	Performance-Based Restricted Stock
		Weighted Average
	Nonvested	Grant Date
	Shares	Fair Value
Outstanding as of February 1, 2025	321,502	$10.45
Granted	—	$—
Vested	(52,244)	$10.45
Outstanding as of January 31, 2026	269,258	$10.45

	Performance-Based Restricted Stock Units
		Weighted Average
	Nonvested	Grant Date
	Units	Fair Value
Outstanding as of February 1, 2025	89,981	$20.06
Granted	189,256	$24.15
Vested	—	$—
Forfeited	(15,578)	$21.46
Outstanding as of January 31, 2026	263,659	$22.91

At January 31, 2026, there was $4.5 million of unrecognized compensation expense related to restricted stock, and $3.3 million of unrecognized compensation expense related to our PSUs.

7. Commitments and Contingencies

The Company is, from time to time, involved in legal proceedings arising in the ordinary course of business, including claims by customers, employees, or former employees and matters relating to real estate and contractual disputes. Once it becomes probable that the Company will incur costs in connection with a legal proceeding and such costs can be reasonably estimated, it establishes appropriate reserves.

In connection with the January 2023 cyber disruption previously disclosed in the Company’s Form 8-K filed on February 23, 2023, four putative class action lawsuits were filed against the Company in the United States District Court for the Southern District of Georgia (the “Court”). These matters, Matousek et al v. Citi Trends, Inc.; Sienna Thomas v. Citi Trends, Inc.; Yeimy Sambrano v. Citi Trends, Inc.; Sabrina Green-Fogg v. Citi Trends, Inc. were filed in the second half of 2023, and consolidated into one case by the Court on November 8, 2023. The plaintiffs allege harm in connection with the January 2023 cyber disruption and assert a variety of claims seeking unspecified monetary damages and other related relief. A consolidated class action complaint was filed on February 15, 2024, adding an additional plaintiff, Shykira Scott. The Company has successfully settled these class actions without any admission of liability. In addition, the Attorneys General of Alabama, Connecticut, Indiana and Texas sent inquiry letters to the Company regarding the January 2023 cyber disruption, which the Company has answered.

These class actions were resolved in fiscal 2025. The Company is unable to predict whether it may be subject to other lawsuits, claims or inquiries.

While legal proceedings are subject to inherent uncertainties and the outcomes cannot be predicted. Based on currently available information, the Company does not believe that the resolution of any pending or threatened legal matters is reasonably likely to have a material adverse effect on its financial condition, results of operations, or liquidity. However, it is possible that future developments could result in losses that are material in a particular period.

The Company is also party to purchase obligations for open merchandise orders of $161.7 million that is due within 12 months.

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

Total lease cost is comprised of operating lease costs, short-term lease costs and variable lease costs, which include rent paid as a percentage of sales, common area maintenance, real estate taxes and insurance for the Company’s real estate leases. Lease costs consisted of the following (in thousands):

	Fiscal Year
	2025	2024	2023
Operating lease cost	$61,640	$61,227	$62,163
Variable lease cost	12,719	11,061	11,070
Short term lease cost	1,635	2,241	1,598
Total lease cost	$75,994	$74,529	$74,831

Future minimum lease payments as of January 31, 2026 are as follows (in thousands):

Fiscal Year	Lease Costs
2026	$63,477
2027	51,588
2028	42,083
2029	32,612
2030	22,216
Thereafter	97,927
Total future minimum lease payments	309,903
Less: imputed interest	(86,585)	(1)
Total present value of lease liabilities	$223,318	(2)

(1)	Calculated using the incremental borrowing rate for each lease.
(2)	Includes short-term and long-term portions of operating leases.

Certain operating leases provide for fixed monthly rents, while others provide for contingent rents computed as a percentage of net sales and others provide for a combination of both fixed monthly rents and contingent rents computed as a percentage of net sales.

Supplemental cash flow and other information related to operating leases are as follows (in thousands, except for weighted average amounts):

	Fiscal Year
	2025	2024	2023
Cash paid for operating leases	$63,261	$62,582	$68,371
Right of use assets obtained in exchange for new operating lease liabilities	$55,634	$33,183	$27,836

Weighted average remaining lease term (years) - operating leases	6.86	7.26	7.54
Weighted average discount rate - operating leases	6.12%	5.61%	5.04%

9. Segment Reporting

The Company is the leading off-price value retailer of fashion apparel, accessories and home trends primarily for Black families. The retail operations represent a single operating segment based on the way the Company manages its business. The Company’s Chief Executive Officer, as our chief operating decision maker (“CODM”), manages and allocates resources to the operations of the Company on a consolidated basis. This enables the Chief Executive Officer to assess the Company’s overall level of available resources and determine how best to deploy these resources across retail stores that are in line with the Company’s long-term company-wide strategic goals. The Company’s retail stores sell similar products, use similar processes to sell those products, and sell their products to similar classes of customers. All sales and assets are located within the United States. The CODM assesses performance based on consolidated net (loss) income that is reported on the statement of operations as part of the annual budgeting and forecasting process. The CODM considers budget-to-actual variances on a monthly basis when making decisions about allocating capital and personnel. The CODM does not review assets in evaluating results, therefore such information is not provided.

The following table summarizes the Company’s one reportable segment profit or loss, including significant segment expenses, and includes the reconciliation to consolidated net income (loss) (in thousands):

	Fiscal Year
	2025	2024	2023
Net sales	$819,962	$753,079	$747,941
Cost of sales (exclusive of depreciation shown separately below)
Merchandising and other	(452,734)	(430,300)	(418,103)
Freight in and out	(42,586)	(40,736)	(44,721)
Selling, general, and administrative expenses
Store expenses - payroll and related expenses	(94,579)	(91,558)	(90,405)
Store expenses - rent	(67,648)	(66,660)	(67,110)
Corporate expenses - payroll and related expenses	(28,808)	(29,614)	(26,189)
Distribution center expenses - payroll and related expenses	(17,787)	(16,686)	(17,412)
Other segment expenses (1)	(104,349)	(95,655)	(83,414)
Depreciation	(18,482)	(18,822)	(18,990)
Asset impairment	(579)	(2,536)	(1,051)
Gain on sale of building	10,960	—	—
Gain on insurance	482	—	—
Interest income	1,993	2,473	3,874
Interest expense	(342)	(319)	(306)
Income tax (provision) benefit	(296)	(5,836)	3,907
Net income (loss)	$5,207	$(43,170)	$(11,979)

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of January 31, 2026, based on the criteria described in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our management concluded that our internal control over financial reporting was effective based on those criteria as of January 31, 2026.

Our independent registered public accounting firm, Deloitte & Touche LLP, audited the effectiveness of our internal control over financial reporting as of January 31, 2026, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Citi Trends, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Citi Trends, Inc. and subsidiary (the “Company”) as of January 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 31, 2026, of the Company and our report dated April 15, 2026, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Atlanta, Georgia

April 15, 2026

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fourth quarter ended January 31, 2026, no director or officer adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item with respect to our executive officers and directors, our insider trading policy, compliance by our directors, executive officers and certain beneficial owners of our common stock with Section 16(a) of the Exchange Act, the committees of our board of directors, our audit committee financial expert and our code of ethics is incorporated herein by reference to information under the captions entitled “Board of Directors and Corporate Governance,” “Executive Officers,” “Executive Compensation,” and “Delinquent Section 16(a) Reports” in our definitive proxy statement for our 2026 Annual Meeting of Stockholders (or will be filed by amendment to this Report).

ITEM 11.EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to information under the captions entitled “Executive Compensation,” “Board of Directors and Committees of the Board of Directors” and “Compensation Committee Report” in our definitive proxy statement for our 2026 Annual Meeting of Stockholders (or will be filed by amendment to this Report).

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the information under the captions entitled “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation – Equity Compensation Plan Information” in our definitive proxy statement for our 2026 Annual Meeting of Stockholders (or will be filed by amendment to this Report).

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information under the captions entitled “Certain Relationships and Related Party Transactions” and “Board of Directors and Committees of the Board of Directors” in our definitive proxy statement for our 2026 Annual Meeting of Stockholders (or will be filed by amendment to this Report).

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information under the caption entitled “Ratification of Independent Registered Public Accounting Firm” in our definitive proxy statement for our 2026 Annual Meeting of Stockholders (or will be filed by amendment to this Report).

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

10.5

Fourth Amendment to Credit Agreement, dated as of April 10, 2025, by and among Citi Trends, Inc., as Borrower, Citi Trends Marketing Solutions, Inc., as Guarantor, and Bank of America, N.A., as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 15, 2025).

+*10.6	Citi Trends, Inc. Amended and Restated 2021 Incentive Plan, dated as of April 13, 2026

*10.7

Form of Restricted Stock Award Agreement for Employees (2025) under the Citi Trends, Inc. 2021 Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on September 10, 2025)

Exhibit No.	Description
*10.8

Form of Restricted Stock Award Agreement for Directors under the Citi Trends, Inc. 2021 Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on September 8, 2021)

*10.9

Form of Performance-Based Restricted Stock Unit Award Agreement for Employees under the Citi Trends, Inc. 2021 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on September 6, 2023)

*10.10

Form of Performance-Based Restricted Stock Unit Award Agreement for Employees (2025) under the Citi Trends, Inc. 2021 Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on September 10, 2025)

*10.11

Employment Non-Compete, Non-Solicit and Confidentiality Agreement between the Company and Lisa Powell dated August 16, 2019 (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed with the SEC on May 14, 2020)

*10.12

Severance Agreement between the Company and Lisa Powell dated August 16, 2019 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed with the SEC on May 14, 2020)

*10.13

Employment Non-Compete, Non-Solicit and Confidentiality Agreement, dated as of June 27, 2022, between Citi Trends, Inc. and Heather Plutino (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2022)

*10.14

Severance Agreement, dated as of June 27, 2022, between Citi Trends, Inc. and Heather Plutino (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2022)

*10.15

Employment Non-Compete, Non-Solicit and Confidentiality Agreement, dated as of February 15, 2023, between Citi Trends, Inc. and Vivek Bhargava (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on June 7, 2023)

*10.16

Severance Agreement, dated as of February 15, 2023, between Citi Trends, Inc. and Vivek Bhargava (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on June 7, 2023)

*10.17

Employment Non-Compete, Non-Solicit and Confidentiality Agreement, dated as of March 24, 2018, between Citi Trends, Inc. and Kyle Koenig (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on December 11, 2024)

*10.18

Severance Agreement, dated as of March 24, 2018, between Citi Trends, Inc. and Kyle Koenig (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on September 11, 2024)

*10.19

Employment Non-Compete, Non-Solicit and Confidentiality Agreement, dated as of September 6, 2024, between Citi Trends, Inc. and Katrina George (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on September 11, 2024)

*10.20

Severance Agreement, dated as of September 6, 2024, between Citi Trends, Inc. and Katrina George (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on September 11, 2024)

*10.21

Separation Agreement, dated May 31, 2024 to be effective as of June 1, 2024, between David N. Makuen and Citi Trends, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 31, 2024)

*10.22

Employment Non-Compete, Non-Solicit and Confidentiality Agreement, dated as of November 18, 2024, between Citi Trends, Inc. and Kenneth D. Seipel (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2025)

Exhibit No.	Description
*10.23

Severance Agreement, dated as of November 18, 2024, between Citi Trends, Inc. and Kenneth D. Seipel (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2025)

*10.24

Performance-Based Restricted Stock Award Agreement, dated as of November 18, 2024, between Citi Trends, Inc. and Kenneth D. Seipel (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2025)

10.25

Agreement for Purchase and Sale of Real Property, dated as of March 14, 2022, between Citi Trends, Inc. and an affiliate of Oak Street Real Estate Capital, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on June 9, 2022)

10.26

Lease Agreement, dated April 19, 2022, between Citi Trends, Inc. and CTDASC001 LLC (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on September 8, 2022)

10.27

Lease Agreement, dated September 6, 2022, between Citi Trends, Inc. and CTROOK2 LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on December 8, 2022)

10.28

Amended and Restated Cooperation Agreement, dated March 25, 2025, by and between Citi Trends, Inc. and Fund 1 Investments, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2025)

19.1	Citi Trends, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2025)

+21.1	Subsidiary of the Registrant

+23.1	Consent of Deloitte & Touche LLP

+31.1	Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+31.2	Certification of Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

CITI TRENDS, INC.

(Registrant)

Date: April 15, 2026	By	/s/ Kenneth D. Seipel
Kenneth D. Seipel
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth D. Seipel	Chief Executive Officer	April 15, 2026
Kenneth D. Seipel	(Principal Executive Officer) and Chairman

/s/ Heather Plutino	Chief Financial Officer	April 15, 2026
Heather Plutino	(Principal Financial and Accounting Officer)

/s/ Pamela Edwards	Director	April 15, 2026
Pamela Edwards

/s/ Benjamin Faw	Director	April 15, 2026
Benjamin Faw

/s/ David Heath	Director	April 15, 2026
David Heath

/s/ Margaret L. Jenkins	Director	April 15, 2026
Margaret L. Jenkins

/s/ Michael S. Kvitko	Director	April 15, 2026
Michael S. Kvitko

/s/ Charles Liu	Director	April 15, 2026
Charles Liu

/s/ Cara Robinson	Director	April 15, 2026
Cara Robinson