Form 10-Q
period 2026-05-02
Citi Trends Inc
filed 2026-06-10
CIK 1318484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-41886

CITI TRENDS, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-2150697
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

17 Park of Commerce Blvd, Ste 200
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

As of May 29, 2026, the registrant had 8,329,848 outstanding shares of common stock, $0.01 par value per share.

CITI TRENDS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Citi Trends, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share data)

	May 2,	January 31,
	2026	2026
Assets
Current assets:
Cash and cash equivalents	$81,100	$66,092
Inventory	115,246	113,515
Prepaid and other current assets	16,090	12,254
Income tax receivable	522	1,187
Total current assets	212,958	193,048
Property and equipment, net of accumulated depreciation of $306,694 and $301,921 as of May 2, 2026 and January 31, 2026, respectively.	56,639	54,384
Operating lease right of use assets	224,770	221,775
Other assets	1,824	1,964
Total assets	$496,191	$471,171

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$113,238	$100,693
Operating lease liabilities	44,046	44,397
Accrued expenses	17,430	15,134
Accrued compensation	10,216	12,800
Layaway deposits	1,049	383
Total current liabilities	185,979	173,407
Noncurrent operating lease liabilities	182,416	178,921
Deferred Tax Liability	244	245
Other long-term liabilities	2,209	2,278
Total liabilities	370,848	354,851

Stockholders’ equity:
Common stock, $0.01 par value. Authorized 32,000,000 shares; 16,556,574 shares issued as of May 2, 2026 and 16,545,723 shares issued as of January 31, 2026; 8,356,768 shares outstanding as of May 2, 2026 and 8,345,917 shares outstanding as of January 31, 2026	163	163
Paid in capital	113,621	112,352
Retained earnings	288,862	281,108
Treasury stock, at cost; 8,199,806 shares held as of May 2, 2026 and January 31, 2026	(277,303)	(277,303)
Total stockholders’ equity	125,343	116,320

Commitments and contingencies (Note 7)
Total liabilities and stockholders’ equity	$496,191	$471,171

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Thirteen Weeks Ended
	May 2,	May 3,
	2026	2025
Net sales	$230,858	$201,728

Cost of sales (exclusive of depreciation)	(138,630)	(121,918)
Selling, general and administrative expenses	(79,745)	(74,887)
Depreciation	(5,108)	(4,370)
Asset impairment	—	(64)
Income from operations	7,375	489
Interest income	647	458
Interest expense	(86)	(76)
Income before income taxes	7,936	871
Income tax expense	(182)	—
Net income	$7,754	$871

Basic net earnings per common share	$0.95	$0.11
Diluted net earnings per common share	$0.91	$0.11

Weighted average number of shares outstanding
Basic	8,126	8,034
Diluted	8,484	8,170

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Thirteen Weeks Ended
	May 2,	May 3,
	2026	2025
Operating activities:
Net income	$7,754	$871
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	5,108	4,370
Asset impairment	—	64
Non-cash operating lease costs	12,120	12,252
Loss on disposal of property and equipment	1	—
Non-cash stock-based compensation expense	1,303	968
Changes in assets and liabilities:
Inventory	(1,731)	12,709
Prepaid and other current assets	(3,836)	(3,536)
Other assets	140	(453)
Accounts payable	12,572	(21,911)
Accrued expenses and other long-term liabilities	(11,303)	(19,387)
Accrued compensation	(2,584)	2,562
Income tax receivable/payable	665	2
Layaway deposits	666	520
Net cash provided by (used in) operating activities	20,875	(10,969)
Investing activities:
Purchases of property and equipment	(5,833)	(2,104)
Net cash used in investing activities	(5,833)	(2,104)
Financing activities:
Cash used to settle withholding taxes on the vesting of nonvested restricted stock	(34)	(141)
Repurchases of common stock	—	(6,315)
Net cash used in financing activities	(34)	(6,456)
Net increase (decrease) in cash and cash equivalents	15,008	(19,529)
Cash and cash equivalents:
Beginning of period	66,092	61,085
End of period	$81,100	$41,556

Supplemental disclosures of cash flow information:
Cash paid for interest	$64	$43
Cash refunds of income taxes	$(483)	$(2)
Supplemental disclosures of non-cash investing activities:
Accrual for purchases of property and equipment	$1,530	$944

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Paid in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balances — January 31, 2026	16,545,723	$163	$112,352	$281,108	8,199,806	$(277,303)	$116,320
Grant of restricted shares	19,313	—	—	—	—	—	—
Forfeiture of restricted shares	(7,675)	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,303	—	—	—	1,303
Shares withheld for settlement of employee taxes on vesting	(787)	—	(34)	—	—	—	(34)
Repurchase of common stock	—	—	—	—	—	—	—
Net income (loss)	—	—	—	7,754	—	—	7,754
Balances — May 2, 2026	16,556,574	$163	$113,621	$288,862	8,199,806	$(277,303)	$125,343

	Common Stock		Paid in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balances — February 1, 2025	16,497,092	$162	$108,101	$275,901	7,949,251	$(270,988)	$113,176
Grant of restricted shares	2,089	—	—	—	—	—	—
Forfeiture of restricted shares	(19,398)	—	—	—	—	—	—
Stock-based compensation expense	—	—	968	—	—	—	968
Shares withheld for settlement of employee taxes on vesting	(6,939)	—	(141)	—	—	—	(141)
Repurchase of common stock	—	—	—	—	250,555	(6,315)	(6,315)
Net income (loss)	—	—	—	871	—	—	871
Balances — May 3, 2025	16,472,844	$162	$108,928	$276,772	8,199,806	$(277,303)	$108,559

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

(in thousands, except per share amounts)

May 2, 2026

1. Significant Accounting Policies

Basis of Presentation

Citi Trends, Inc. and its subsidiary (the “Company”) is the leading off-price value retailer of apparel, accessories and home trends primarily for Black families in the United States. As of May 2, 2026, the Company operated 591 stores in urban, suburban and rural markets in 33 states.

The condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim reporting and are unaudited. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The condensed consolidated balance sheet as of January 31, 2026 is derived from the audited financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2026 (the “2025 Form 10-K”). These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the 2025 Form 10-K. Operating results for the first quarter of 2026 are not necessarily indicative of the results that may be expected for the fiscal year as a result of the seasonality of the business and the current economic uncertainty.

Fiscal Year

The following contains references to fiscal years 2026 and 2025, which represent fiscal years ending or ended on January 30, 2027 and January 31, 2026, respectively. Fiscal 2026 and fiscal 2025 both have 52-week accounting periods.

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

The dilutive effect of stock-based compensation arrangements is accounted for using the treasury stock method. The Company includes the amount of compensation cost attributed to future services and not yet recognized as assumed proceeds. For the first quarter of 2026 and 2025, there were no shares of nonvested restricted stock excluded from the calculation of diluted earnings per share because of antidilution.

The following table provides the weighted average number of common shares outstanding used to calculate basic earnings per share to the number of common shares and common stock equivalents outstanding used in calculating diluted earnings per share:

	Thirteen Weeks Ended
	May 2, 2026	May 3, 2025
Weighted average number of common shares outstanding (basic)	8,126,151	8,033,623
Incremental shares from assumed vesting of nonvested restricted stock	357,924	136,833
Weighted average number of common shares and common stock equivalents outstanding (diluted)	8,484,075	8,170,456

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

As of May 2, 2026, the Company had no borrowings under the credit facility and $2.2 million of letters of credit outstanding.

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

7. Stock Repurchases

The Company periodically repurchases shares of its common stock under board-authorized repurchase programs. Such repurchases may be made in the open market, through block trades or through other negotiated transactions. Share repurchases were as follows:

	Thirteen Weeks Ended
	May 2, 2026	May 3, 2025
Total number of shares purchased	—	251
Average price paid per share (including commissions)	$—	$25
Total investment	$—	$6,315

At May 2, 2026, $40.0 million remained available under the Company’s stock repurchase authorization.

8. Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, “Improvement to Income Tax Disclosures (Topic 740)”, which requires additional disclosures for income tax rate reconciliations, income taxes paid, and certain other tax disclosures. ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. Adoption is required for annual periods beginning after December 15, 2024. In fiscal 2025, the Company adopted the new accounting pronouncement ASU 2023-09 in the respective period and retrospectively. The adoption of ASU 2023-09 did not have a material impact on the Company’s consolidated financial statements as the requirements impact only annual income tax reporting disclosures in the Notes to the Company’s consolidated financial statements. Refer to “Note 5. Income Taxes” for additional information.

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

In the following table, the Company’s revenue from contracts with customers is disaggregated by Division or product category. The following table provides the percentage of net sales for each Division within the merchandise assortment:

	Thirteen Weeks Ended
	May 2,	May 3,
Division	2026	2025
Women's	27%	28%
Children's	23%	22%
Accessories & Beauty	17%	17%
Men's	16%	15%
Home & Lifestyle	10%	11%
Footwear	7%	7%

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

Total lease cost is comprised of operating lease costs, short-term lease costs, and variable lease costs, which include rent paid as a percentage of sales, common area maintenance, real estate taxes and insurance for the Company’s real estate leases. Lease costs consisted of the following (in thousands):

	Thirteen Weeks Ended
	May 2, 2026	May 3, 2025
Operating lease cost	$15,965	$15,167
Variable lease cost	3,159	2,610
Short term lease cost	724	576
Total lease cost	$19,848	$18,353

Future minimum lease payments as of May 2, 2026 are as follows (in thousands):

Fiscal Year	Lease Costs
Remainder of 2026	$49,082
2027	56,442
2028	46,741
2029	36,782
2030	26,166
Thereafter	97,881
Total future minimum lease payments	313,094
Less: imputed interest	(86,632)	(1)
Total present value of lease liabilities	$226,462	(2)

(1)	Calculated using the incremental borrowing rate for each lease.
(2)	Includes short-term and long-term portions of operating lease liabilities.

Certain operating leases provide for fixed monthly rents, while others provide for contingent rents computed as a percentage of net sales and others provide for a combination of both fixed monthly rents and contingent rents computed as a percentage of net sales.

Supplemental cash flows and other information related to operating leases are as follows (in thousands, except for weighted average amounts):

	Thirteen Weeks Ended
	May 2, 2026	May 3, 2025
Cash paid for operating leases	$15,813	$15,182
Right of use assets obtained in exchange for new operating lease liabilities	$15,114	$16,528

Weighted average remaining lease term (years) - operating leases	6.73	7.14
Weighted average discount rate - operating leases	6.20%	5.78%

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

The following table summarizes the Company’s one reportable segment profit or loss, including significant segment expenses, and includes the reconciliation to consolidated net (loss) income (in thousands):

	Thirteen Weeks Ended
	May 2, 2026	May 3, 2025
Net sales	$230,858	$201,728
Cost of sales (exclusive of depreciation shown separately below)
Merchandising and other	(126,428)	(111,857)
Freight in and out	(12,202)	(10,061)
Selling, general, and administrative expenses
Store expenses - payroll and related expenses	(23,908)	(22,485)
Store expenses - rent	(17,701)	(16,327)
Corporate expenses - payroll and related expenses	(7,132)	(7,283)
Distribution center expenses - payroll and related expenses	(4,590)	(4,555)
Other segment expenses (1)	(26,414)	(24,237)
Depreciation	(5,108)	(4,370)
Asset impairment	—	(64)
Interest income	647	458
Interest expense	(86)	(76)
Income tax expense	(182)	—
Net income	$7,754	$871

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

The factors that may result in actual results differing from such forward-looking information include, but are not limited to: uncertainties relating to general economic conditions, including inflation, energy and fuel costs, unemployment levels, and any deterioration whether caused by acts of war, terrorism, political or social unrest (including any resulting store closures, damage or loss of inventory) or other factors; changes in market interest rates and market levels of wages; the imposition of new taxes on imports, new tariffs and changes in existing tariff rates; the imposition of new trade restrictions and changes in existing trade restrictions; impact of natural disasters such as hurricanes; uncertainty and economic impact of pandemics, epidemics or other public health emergencies; transportation and distribution delays or interruptions; changes in freight rates; the Company’s ability to attract and retain workers; the Company’s ability to negotiate effectively the cost and purchase of merchandise; inventory risks due to shifts in market demand; the Company’s ability to gauge fashion trends and changing consumer preferences; consumer confidence and changes in consumer spending patterns; competition within the industry; competition in our markets; the duration and extent of any economic stimulus programs; changes in product mix; interruptions in suppliers’ businesses; risks related to cybersecurity, data privacy and intellectual property; temporary changes in demand due to weather patterns; seasonality of the Company’s business; the results of pending or threatened litigation; delays and costs associated with building, opening, remodeling, assuming leases, and operating new stores; delays and costs associated with building, opening or expanding new or existing distribution centers; changes in regulator’s requirements or stakeholder’s expectations on environmental, social and sustainability related topics; challenges effectively managing the use of artificial intelligence; and strategic transactions that could negatively impact our liquidity, increase our expenses, or present significant distractions to management; and other factors described in the section titled “Item 1A. Risk Factors” and elsewhere in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2026 and in Part II, “Item 1A. Risk Factors” and elsewhere in the Company’s Quarterly Reports on Form 10-Q and any amendments thereto and in the other documents the Company files with the SEC, including reports on Form 8-K.

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

As of May 2, 2026, we operated 591 stores in urban, suburban and rural markets in 33 states.

Uncertainties and Challenges

General Economic Conditions

We are monitoring trends in general economic conditions, including on-going inflationary pressures, new and changing tariff programs and changes in consumer sentiment. We continue to monitor the impacts on our business of unemployment levels, wage inflation, interest rates, inflation rates, housing costs, energy costs, gas prices, consumer confidence, consumer perception of economic conditions, costs to source our merchandise and supply chain disruptions.

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

The following discussion contains references to fiscal years 2026 and 2025, which represent fiscal years ending or ended on January 30, 2027 and January 31, 2026, respectively. Fiscal 2026 and fiscal 2025 have a 52-week accounting period. This discussion and analysis should be read with the unaudited condensed consolidated financial statements and the notes thereto contained in Part I, Item 1 of this Report.

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

Thirteen Weeks Ended May 2, 2026 and May 3, 2025

Net Sales. Net sales increased $29.2 million, or 14.4%, to $230.9 million in the first quarter of 2026 from $201.7 million in the first quarter of 2025. The increase in sales was due to a 13.9% increase in comparable store sales, as well as an increase of $1.5 million from net store opening and closing activity.

Cost of Sales (exclusive of depreciation). Cost of sales (exclusive of depreciation) increased $16.7 million, or 13.7%, to $138.6 million in the first quarter of 2026 from $121.9 million in the first quarter of 2025. Cost of sales as a percentage of sales decreased to 60.0% in the first quarter of 2026 from 60.4% in the first quarter of 2025. The change was due to lower shrink expense, partially offset by fuel surcharges in freight.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $4.8 million, or 6.5%, to $79.7 million in the first quarter of 2026 from $74.9 million in the first quarter of 2025. The increase was primarily due to an increase in store and corporate expenses and incentive compensation accrual, partially offset by lower distribution center expenses. As a percentage of sales, selling, general and administrative expenses decreased to 34.5% in the first quarter of 2026 from 37.1% in the first quarter of 2025.

Depreciation. Depreciation expense increased $0.7 million, or 16.9%, to $5.1 million in the first quarter of 2026 from $4.4 million in the first quarter of 2025.

Income Tax Benefit/Expense. There was $0.2 million income tax expense in the first quarter of 2026 and there was no income tax expense in the first quarter of 2025. We used the annual effective tax rate to determine income tax expense based upon interim period results.

Net Income. Net income was $7.8 million in the first quarter of 2026 compared to net income of $0.9 million in the first quarter of 2025 due to the factors discussed above.

Liquidity and Capital Resources

Capital Allocation

Our capital allocation strategy is to maintain adequate liquidity to prioritize investments in opportunities to profitably grow our business and maintain current operations, then to return excess cash to shareholders through our share repurchase programs. Our quarter-end cash and cash equivalents balance was $81.1 million compared to $41.6 million at the end of the first quarter of 2025. Until required for other purposes, we maintain cash and cash equivalents in deposit or money market accounts.

Our principal sources of liquidity consist of: (i) cash and cash equivalents on hand; (ii) short-term trade credit arising from customary payment terms and trade practices with our vendors; (iii) cash generated from operations on an ongoing basis; and (iv) a revolving credit facility with a $75 million credit commitment.

Inventory

Our quarter-end inventory balance was $115.2 million, compared with $109.9 million at the end of the first quarter of 2025. The increase was primarily related to increased sales volume.

Capital Expenditures

Capital expenditures in the first quarter of 2026 were $5.8 million, an increase of $3.7 million from the first quarter of 2025, as we invested in more existing store remodels. We anticipate capital expenditures in fiscal 2026 in the range of $35 million to $40 million, primarily for opening approximately 25 new stores and remodeling approximately 50 stores.

Share Repurchases

No shares were repurchased in the first quarter of fiscal 2026. In the first quarter of fiscal 2025, we returned $6.3 million to shareholders through share repurchases.

Revolving Credit Facility

We have a revolving credit facility that matures in April 2030 and provides a $75 million credit commitment and a $25 million uncommitted “accordion” feature. Additional details of the credit facility are in Note 4 to the Financial Statements. At the end of the first quarter of 2026, we had no borrowings under the credit facility and $2.2 million in letters of credit outstanding.

Cash Flows

Cash Flows From Operating Activities. Net cash provided by operating activities was $20.9 million in the first quarter of 2026 compared to cash used of $11.0 million in the first quarter of 2025. Sources of cash in the first quarter of 2026 resulted from net income adjusted for non-cash expenses totaling $26.3 million (compared to a net income adjusted for non-cash items of $18.5 million in the first quarter of 2025), and an increase of $12.6 million in accounts payable (compared to a decrease of $21.9 million in the first quarter of 2025).

Significant uses of cash during the first quarter of 2026 included (1) a decrease of $11.3 million in accrued expenses and other long-term liabilities (compared to a decrease of $19.4 million in the first quarter of 2025) and (2) an increase of $3.8 million in prepaid and other current assets (compared to an increase of $3.5 million in the first quarter of 2025).

Cash Flows From Investing Activities. Cash used in investing activities was $5.8 million in the first quarter of 2026 compared to $2.1 million in the first quarter of 2025. Cash used in the first quarter of 2026 and 2025 consisted of purchases of property and equipment.

Cash Flows From Financing Activities. Cash used in financing activities was $0.0 million in the first quarter of 2026 compared to $6.4 million in the first quarter of 2025. Cash used in first quarter of 2025 included $6.3 million for share repurchases and $0.1 million to settle withholding taxes on the vesting of restricted stock.

Cash Requirements and Commitments

Our principal cash requirements consist of (1) inventory purchases; (2) capital expenditures to invest in our infrastructure; and (3) operational needs, including salaries, occupancy costs, taxes and other operating costs. We may also use cash to fund any share repurchases, make any required debt payments and satisfy other contractual obligations. Historically, we have met these cash requirements using cash flow from operations and short-term trade credit. As of May 2, 2026, our contractual commitments for operating leases totaled $226.5 million (with $64.3 million due within 12 months). See Note 10 to the Financial Statements for more information regarding lease commitments.

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

There have been no material changes to the Critical Accounting Policies outlined in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risk during the thirteen weeks ended May 2, 2026 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2026.

Item 4. Controls and Procedures.

We have carried out an evaluation under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 2, 2026 pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based on that evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information has been accumulated and communicated to our management, including the officers who certify our financial reports, as appropriate, to allow timely decisions regarding the required disclosures.

Our disclosure controls and procedures are designed to provide reasonable assurance that the controls and procedures will meet their objectives. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended May 2, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the Risk Factors described under the section “Item 1A. RISK FACTORS” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Information on Share Repurchases

The Company did not repurchase any shares in the first quarter of 2026. At May 2, 2026, $40.0 million remained under the Company’s stock repurchase authorization.

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

CITI TRENDS, INC.

Date: June 10, 2026

	By:	/s/ Heather Plutino
	Name:	Heather Plutino
	Title:	Chief Financial Officer