Form 10-Q
period 2026-08-01
Citi Trends Inc
filed 2026-09-09
CIK 1318484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2026

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

As of August 28, 2026, the registrant had 8,339,447 outstanding shares of common stock, $0.01 par value per share.

CITI TRENDS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Citi Trends, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share data)

	August 1,	January 31,
	2026	2026
Assets
Current assets:
Cash and cash equivalents	$55,892	$66,092
Inventory	126,385	113,515
Prepaid and other current assets	19,798	12,254
Income tax receivable	1,217	1,187
Total current assets	203,292	193,048
Property and equipment, net of accumulated depreciation of $311,640 and $301,921 as of August 1, 2026 and January 31, 2026, respectively.	58,761	54,384
Operating lease right of use assets	222,781	221,775
Other assets	2,174	1,964
Total assets	$487,008	$471,171

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$106,205	$100,693
Operating lease liabilities	44,466	44,397
Accrued expenses	17,328	15,134
Accrued compensation	9,970	12,800
Layaway deposits	1,510	383
Total current liabilities	179,479	173,407
Noncurrent operating lease liabilities	180,383	178,921
Deferred Tax Liability	287	245
Other long-term liabilities	2,213	2,278
Total liabilities	362,362	354,851

Stockholders’ equity:
Common stock, $0.01 par value. Authorized 32,000,000 shares; 16,527,405 shares issued as of August 1, 2026 and 16,545,723 shares issued as of January 31, 2026; 8,327,599 shares outstanding as of August 1, 2026 and 8,345,917 shares outstanding as of January 31, 2026.	164	163
Paid in capital	113,854	112,352
Retained earnings	287,931	281,108
Treasury stock, at cost; 8,199,806 shares held as of August 1, 2026 and January 31, 2026	(277,303)	(277,303)
Total stockholders’ equity	124,646	116,320

Commitments and contingencies (Note 7)
Total liabilities and stockholders’ equity	$487,008	$471,171

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Thirteen Weeks Ended
	August 1,	August 2,
	2026	2025
Net sales	$211,632	$190,750

Cost of sales (exclusive of depreciation)	(125,743)	(114,477)
Selling, general and administrative expenses	(82,296)	(78,905)
Depreciation	(5,446)	(4,548)
Asset impairment	—	(263)
Gain on sale of building	—	10,960
Gain on insurance related to operating activities	146	—
Income (loss) from operations	(1,707)	3,517
Interest income	541	389
Interest expense	(89)	(88)
Income (loss) before income taxes	(1,255)	3,818
Income tax benefit	324	—
Net income (loss)	$(931)	$3,818

Basic net earnings (loss) per common share	$(0.11)	$0.48
Diluted net earnings (loss) per common share	$(0.11)	$0.46

Weighted average number of shares outstanding
Basic	8,183	8,033
Diluted	8,183	8,314

Citi Trends, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Twenty-Six Weeks Ended
	August 1,	August 2,
	2026	2025
Net sales	$442,490	$392,478

Cost of sales (exclusive of depreciation)	(264,373)	(236,395)
Selling, general and administrative expenses	(162,041)	(153,792)
Depreciation	(10,554)	(8,918)
Asset impairment	—	(327)
Gain on sale of building	—	10,960
Gain on insurance related to operating activities	146	—
Income (loss) from operations	5,668	4,006
Interest income	1,188	847
Interest expense	(175)	(164)
Income (loss) before income taxes	6,681	4,689
Income tax benefit	142	—
Net income (loss)	$6,823	$4,689

Basic net earnings (loss) per common share	$0.84	$0.58
Diluted net earnings (loss) per common share	$0.80	$0.57

Weighted average number of shares outstanding
Basic	8,155	8,033
Diluted	8,477	8,242

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Twenty-Six Weeks Ended
	August 1,	August 2,
	2026	2025
Operating activities:
Net income (loss)	$6,823	$4,689
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	10,554	8,918
Asset impairment	—	327
Non-cash operating lease costs	24,392	24,340
Loss on disposal of property and equipment	35	158
Deferred income taxes	43	—
Insurance proceeds related to operating activities	515	—
Non-cash stock-based compensation expense	2,755	2,451
Gain on sale of building	—	(10,960)
Gain on insurance related to operating activities	(146)	—
Changes in assets and liabilities:
Inventory	(12,870)	5,074
Prepaid and other current assets	(7,913)	(9,419)
Other assets	(210)	(416)
Accounts payable	6,242	(7,125)
Accrued expenses and other long-term liabilities	(21,787)	(29,602)
Accrued compensation	(2,830)	1,996
Income tax receivable/payable	(30)	1,513
Layaway deposits	1,127	942
Net cash provided by (used in) operating activities	6,700	(7,114)
Investing activities:
Purchases of property and equipment	(15,647)	(7,705)
Proceeds from sale of building	—	11,206
Net cash provided by (used in) investing activities	(15,647)	3,501
Financing activities:
Cash used to settle withholding taxes on the vesting of restricted stock	(1,253)	(760)
Repurchases of common stock	—	(6,315)
Net cash used in financing activities	(1,253)	(7,075)
Net decrease in cash and cash equivalents	(10,200)	(10,688)
Cash and cash equivalents:
Beginning of period	66,092	61,085
End of period	$55,892	$50,397

Supplemental disclosures of cash flow information:
Cash paid for interest	$108	$98
Cash (refunds) payments of income taxes	$(155)	$(1,453)
Supplemental disclosures of non-cash investing activities:
Accrual for purchases of property and equipment	$(681)	$1,688

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Paid in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balances — January 31, 2026	16,545,723	$163	$112,352	$281,108	8,199,806	$(277,303)	$116,320
Grant of restricted shares	19,313	—	—	—	—	—	—
Forfeiture of restricted shares	(7,675)	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,303	—	—	—	1,303
Shares withheld for settlement of employee taxes on vesting	(787)	—	(34)	—	—	—	(34)
Net income (loss)	—	—	—	7,754	—	—	7,754
Balances — May 2, 2026	16,556,574	$163	$113,621	$288,862	8,199,806	$(277,303)	$125,343
Vesting of restricted shares	—	1	—	—	—	—	1
Grant of restricted shares	1,135	—	—	—	—	—	—
Forfeiture of restricted shares	(3,757)	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,452	—	—	—	1,452
Shares withheld for settlement of employee taxes on vesting	(26,547)	—	(1,219)	—	—	—	(1,219)
Net income (loss)	—	—	—	(931)	—	—	(931)
Balances — August 1, 2026	16,527,405	$164	$113,854	$287,931	8,199,806	$(277,303)	$124,646

	Common Stock		Paid in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balances — February 1, 2025	16,497,092	$162	$108,101	$275,901	7,949,251	$(270,988)	$113,176
Grant of restricted shares	2,089	—	—	—	—	—	—
Forfeiture of restricted shares	(19,398)	—	—	—	—	—	—
Stock-based compensation expense	—	—	968	—	—	—	968
Shares withheld for settlement of employee taxes on vesting	(6,939)	—	(141)	—	—	—	(141)
Repurchase of common stock	—	—	—	—	250,555	(6,315)	(6,315)
Net income (loss)	—	—	—	871	—	—	871
Balances — May 3, 2025	16,472,844	$162	$108,928	$276,772	8,199,806	$(277,303)	$108,559
Grant of restricted shares	60,357	—	—	—	—	—	—
Forfeiture of restricted shares	(2,620)	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,483	—	—	—	1,483
Shares withheld for settlement of employee taxes on vesting	(24,863)	—	(620)	—	—	—	(620)
Net income (loss)	—	—	—	3,818	—	—	3,818
Balances — August 2, 2025	16,505,718	$162	$109,791	$280,590	8,199,806	$(277,303)	$113,240

See accompanying notes to the condensed consolidated financial statements (unaudited).

Citi Trends, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

August 1, 2026

1. Significant Accounting Policies

Basis of Presentation

Citi Trends, Inc. and its subsidiary (the “Company”) is a leading off-price value retailer of apparel, accessories and home trends primarily for Black families in the United States. As of August 1, 2026, the Company operated 594 stores in urban, suburban, and rural markets in 33 states.

The condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim reporting and are unaudited. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The condensed consolidated balance sheet as of January 31, 2026 is derived from the audited financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2026 (the “2025 Form 10-K”). These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the 2025 Form 10-K. Operating results for the first two quarters of 2026 are not necessarily indicative of the results that may be expected for the fiscal year as a result of the seasonality of the business, and the current economic uncertainty.

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

The dilutive effect of stock-based compensation arrangements is accounted for using the treasury stock method. The Company includes the amount of compensation cost attributed to future services and not yet recognized as assumed proceeds. For the second quarter of 2026 and 2025, there were 287,366 shares and no shares of nonvested restricted stock, respectively, excluded from the calculation of diluted earnings per share because of antidilution. For the twenty-six weeks ended August 1, 2026 and August 2, 2025, there were no shares of nonvested restricted stock excluded from the calculation of diluted earnings per share because of antidilution.

The following table provides the weighted average number of common shares outstanding used to calculate basic earnings per share to the number of common shares and common stock equivalents outstanding used in calculating diluted earnings per share:

	Thirteen Weeks Ended
	August 1, 2026	August 2, 2025
Weighted average number of common shares outstanding (basic)	8,183,389	8,033,100
Incremental shares from assumed vesting of nonvested restricted stock	—	280,741
Weighted average number of common shares and common stock equivalents outstanding (diluted)	8,183,389	8,313,841

	Twenty-Six Weeks Ended
	August 1, 2026	August 2, 2025
Weighted average number of common shares outstanding (basic)	8,154,770	8,033,361
Incremental shares from assumed vesting of nonvested restricted stock	322,645	208,787
Weighted average number of common shares and common stock equivalents outstanding (diluted)	8,477,415	8,242,148

4. Revolving Credit Facility

In October 2011, the Company entered a five-year, $50 million credit facility with Bank of America. The facility was amended in August 2015, May 2020 and April 2021 to modify terms and extend the maturity dates. The facility was further amended on April 10, 2025 to extend the maturity date to April 10, 2030. The amended facility provides a $75 million credit commitment and a $25 million uncommitted “accordion” feature that under certain circumstances could allow the Company to increase the size of the facility to $100 million.

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

As of August 1, 2026, the Company had no borrowings under the credit facility and $2.2 million of letters of credit outstanding.

5. Impairment of Assets

If facts and circumstances indicate that a long-lived asset or operating lease right-of-use asset may be impaired, the carrying value is reviewed. If this review indicates that the carrying value of the asset will not be recovered as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value. No impairments were recorded in the twenty-six weeks ended August 1, 2026. In the twenty-six weeks ended August 2, 2025, non-cash impairment expense related to underperforming stores totaled $0.3 million, comprised of $0.2 million for leasehold improvements and fixtures and equipment, and $0.1 million for operating lease right of use assets.

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

8. Stock Repurchases

The Company periodically repurchases shares of its common stock under board-authorized repurchase programs. Such repurchases may be made in the open market, through block trades or through other negotiated transactions. Share repurchases were as follows (in thousands, except per share data):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Total number of shares purchased	—	—	—	251
Average price paid per share (including commissions)	$—	$—	$—	$25
Total investment	$—	$—	$—	$6,315

At August 1, 2026, $40.0 million remained available under the Company’s stock repurchase authorization.

9. Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, “Improvement to Income Tax Disclosures (Topic 740)”, which requires additional disclosures for income tax rate reconciliations, income taxes paid, and certain other tax disclosures. ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. Adoption is required for annual periods beginning after December 15, 2024. In fiscal 2025, the Company adopted the new accounting pronouncement ASU 2023-09 in the respective period and retrospectively. The adoption of ASU 2023-09 did not have a material impact on the Company’s consolidated financial statements as the requirements impact only annual income tax reporting disclosures in the Notes to the Company’s consolidated financial statements. Refer to “Note 5 Income Taxes” for additional information.

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

In November 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements” (“ASU 2025- 11”), which amends the guidance in ASC 270 to clarify the applicability of interim disclosure requirements and enhance the navigability of the existing guidance. ASU 2025-11 provides a comprehensive list of required interim disclosures and establishes a new disclosure principle requiring entities to disclose events that occur after the end of the last annual reporting period. The new standard is effective for interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact the amended guidance will have on its consolidated financial statements and related disclosures.

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

Disaggregation of Revenue

The Company’s retail operations represent a single operating segment based on the way the Company manages its business. Operating decisions and resource allocation decisions are made at the Company level to maintain a consistent retail store presentation. The Company’s retail stores sell similar products, use similar processes to sell those products and sell their products to similar classes of customers.

In the following table, the Company’s revenue from contracts with customers is disaggregated by Division or product category. It also provides the percentage of net sales for each Division within the merchandise assortment.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1,	August 2,	August 1,	August 2,
Division	2026	2025	2026	2025
Women's	26%	27%	27%	28%
Children's	22%	22%	23%	22%
Men's	18%	18%	17%	17%
Accessories & Beauty	17%	17%	16%	16%
Home & Lifestyle	9%	9%	10%	10%
Footwear	8%	7%	7%	7%

11. Leases

The Company leases its retail store locations, distribution centers and certain office space and equipment. Leases for store locations are typically for a term of five years with options to extend for one or more five-year periods.

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

Total lease cost is comprised of operating lease costs, short-term lease costs and variable lease costs, which include rent paid as a percentage of sales, common area maintenance, real estate taxes and insurance for the Company’s real estate leases. Lease costs consisted of the following (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Operating lease cost	$15,923	$15,219	$31,888	$30,386
Variable lease cost	3,695	3,205	6,854	5,815
Short term lease cost	241	422	964	998
Total lease cost	$19,859	$18,846	$39,706	$37,199

Future minimum lease payments as of August 1, 2026 are as follows (in thousands):

Fiscal Year	Lease Costs
Remainder of 2026	$33,442
2027	60,229
2028	50,410
2029	40,059
2030	29,354
Thereafter	108,947
Total future minimum lease payments	322,441
Less: imputed interest	(97,592)	(1)
Total present value of lease liabilities	$224,849	(2)

(1)	Calculated using the incremental borrowing rate.
(2)	Includes short-term and long-term portions of operating lease liabilities.

Certain operating leases provide for fixed monthly rents, while others provide for contingent rents computed as a percentage of net sales and others provide for a combination of both fixed monthly rents and contingent rents computed as a percentage of net sales.

Supplemental cash flows and other information related to operating leases are as follows (in thousands, except for weighted average amounts):

	Twenty-Six Weeks Ended
	August 1, 2026	August 2, 2025
Cash paid for operating leases	$31,990	$30,578
Right of use assets obtained in exchange for new operating lease liabilities	$25,397	$26,675

Weighted average remaining lease term (years) - operating leases	6.64	6.99
Weighted average discount rate - operating leases	6.28%	5.87%

12. Segment Reporting

The Company is a leading off-price value retailer of fashion apparel, accessories and home trends primarily for Black families. The retail operations represent a single operating segment based on the way the Company manages its business. The Company’s Chief Executive Officer, as our chief operating decision maker (“CODM”), manages and allocates resources to the operations of the Company on a consolidated basis. This enables the Chief Executive Officer to assess the Company’s overall level of available resources and determine how best to deploy these resources across retail stores that are in line with the Company’s long-term company-wide strategic goals. The Company’s retail stores sell similar products, use similar processes to sell those products, and sell their products to similar classes of customers. All sales and assets are located within the United States. The CODM assesses performance based on consolidated net (loss) income that is reported on the statement of operations as part of the annual budgeting and forecasting process. The CODM considers budget-to-actual variances on a monthly basis when making decisions about allocating capital and personnel. The CODM does not review assets in evaluating results, therefore such information is not provided.

The following table summarizes the Company’s one reportable segment profit or loss, including significant segment expenses, and includes the reconciliation to consolidated net (loss) income (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Net sales	$211,632	$190,750	$442,490	$392,478
Cost of sales (exclusive of depreciation shown separately below)
Merchandising and other	(113,744)	(104,204)	(240,172)	(216,061)
Freight in and out	(11,999)	(10,273)	(24,201)	(20,334)
Selling, general, and administrative expenses
Store expenses - payroll and related expenses	(24,871)	(23,548)	(48,778)	(46,033)
Store expenses - rent	(17,739)	(16,770)	(35,440)	(33,097)
Corporate expenses - payroll and related expenses	(7,468)	(7,273)	(14,600)	(14,556)
Distribution center expenses - payroll and related expenses	(5,112)	(4,766)	(9,702)	(9,321)
Other segment expenses (1)	(27,106)	(26,548)	(53,521)	(50,785)
Gain on sale of building	—	10,960	—	10,960
Gain on insurance related to operating activities	146	—	146	—
Depreciation	(5,446)	(4,548)	(10,554)	(8,918)
Asset impairment	—	(263)	-	(327)
Interest income	541	389	1,188	847
Interest expense	(89)	(88)	(175)	(164)
Income tax benefit	324	—	142	—
Net Income (loss)	$(931)	$3,818	$6,823	$4,689

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

The factors that may result in actual results differing from such forward-looking information include, but are not limited to: uncertainties relating to general economic conditions, including inflation, energy and fuel costs, unemployment levels, and any deterioration whether caused by acts of war, terrorism, political or social unrest (including any resulting store closures, damage or loss of inventory) or other factors; changes in market interest rates and market levels of wages; the imposition of new taxes on imports, new tariffs and changes in existing tariff rates; the imposition of new trade restrictions and changes in existing trade restrictions; impact of natural disasters such as hurricanes; uncertainty and economic impact of pandemics, epidemics or other public health emergencies; transportation and distribution delays or interruptions; changes in freight rates; the Company’s ability to attract and retain workers; the Company’s ability to negotiate effectively the cost and purchase of merchandise; inventory risks due to shifts in market demand; the Company’s ability to gauge fashion trends and changing consumer preferences; consumer confidence and changes in consumer spending patterns; competition within the industry; competition in our markets; the duration and extent of any economic stimulus programs; changes in product mix; interruptions in suppliers’ businesses; risks related to cybersecurity, data privacy and intellectual property; temporary changes in demand due to weather patterns; seasonality of the Company’s business; the results of pending or threatened litigation; delays and costs associated with building, opening, remodeling, assuming leases and operating new stores; delays and costs associated with building, opening or expanding new or existing distribution centers; changes in regulatory requirements or stackholder’s expectations on environmental, social and sustainability related topics, challenges effectively managing the use of artificial intelligence; strategic transactions that could negatively impact our liquidity, increase our expenses, or present significant distractions to management; debt and equity market conditions, including the ability to access capital markets on favorable terms or at all; and other factors described in the section titled “Item 1A. Risk Factors” and elsewhere in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2026 and in Part II, “Item 1A. Risk Factors” and elsewhere in the Company’s Quarterly Reports on Form 10-Q and any amendments thereto and in the other documents the Company files with the SEC, including reports on Form 8-K.

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

Executive Overview

We are a leading off-price value retailer of apparel, accessories and home trends primarily for Black families in the United States. Our high quality and trend-right merchandise offerings at everyday low prices are designed to appeal to the fashion and trend preferences of value-concious customers.

As of August 1, 2026, we operated 594 stores in urban, suburban and rural markets in 33 states.

Uncertainties and Challenges

General Economic Conditions

We are monitoring trends in general economic conditions including inflation, tariffs and changes in consumer sentiment. We also regularly monitor the impacts on our business of unemployment levels, wage inflation, interest rates, inflation rates, housing costs, energy costs, gas prices, consumer confidence, consumer perception of economic conditions, costs to source our merchandise and supply chain disruptions.

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

Basis of Presentation

Net sales consist of store sales and layaway fees, net of returns by customers. Cost of sales consists of the cost of products we sell and associated freight costs. Depreciation is not considered a component of cost of sales and is included as a separate line item in the consolidated statements of operations. Selling, general and administrative expenses are comprised of store costs, including payroll and occupancy costs, corporate and distribution center costs, and advertising costs.

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

Thirteen Weeks Ended August 1, 2026 and August 2, 2025

Net Sales. Net sales increased $20.9 million, or 10.9%, to $211.6 million in the second quarter of 2026 from $190.8 million in the second quarter of 2025. Comparable store sales increased 10.5%, resulting in an increase of $19.8 million in sales. Net store opening and closing activity resulted in a net increase of $1.0 million in sales.

Cost of Sales (exclusive of depreciation). Cost of sales (exclusive of depreciation) increased $11.3 million, or 9.8%, to $125.7 million in the second quarter of 2026 from $114.5 million in the second quarter of 2025. Cost of sales as a percentage of sales was 59.4% in the second quarter of 2026 and 60.0% in the second quarter of 2025. The change was due to higher merchandise margin and lower shrink, partially offset by higher freight expense.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $3.4 million, or 4.3%, to $82.3 million in the second quarter of 2026 from $78.9 million in the second quarter of 2025. The increase was primarily driven by certain store expenses to support additional sales. As a percentage of sales, selling, general and administrative expenses decreased to 38.9% in the second quarter of 2026 from 41.4% in the second quarter of 2025, primarily driven by the aforementioned items.

Depreciation. Depreciation expense increased $1.0 million, or 19.7%, to $5.4 million in the second quarter of 2026 from $4.5 million in the second quarter of 2025.

Impairment. There were no non-cash impairment expenses related to underperforming stores in the second quarter of 2026 compared to $0.2 million in the second quarter of 2025, comprised of leasehold improvements and fixtures and equipment.

Gain on Sale of Building. Gain on sale of the corporate office building was $11.0 million in the second quarter of 2025.

Income Tax Benefit. Income tax benefit of $.3 million was recognized in the second quarter of 2026. No income tax benefit was recognized in the second quarter of 2025. We used the annual effective tax rate to determine income tax benefit based upon interim period results.

Net Income (Loss). Net loss was $0.9 million in the second quarter of 2026 compared to net income of $3.8 million in the second quarter of 2025 due to the factors discussed above.

Twenty-Six Weeks Ended August 1, 2026 and August 2, 2025

Net Sales. Net sales increased $50.0 million, or 12.7%, to $442.5 million in the first twenty-six weeks of 2026 from $392.5 million in the same period of 2025. Comparable store sales increased 12.2%, resulting in an increase of $47.5 million in sales. Net store opening and closing activity resulted in a net increase of $2.5 million in sales.

Cost of Sales (exclusive of depreciation). Cost of sales (exclusive of depreciation) increased $28.0 million, or 11.8%, to $264.4 million in the first twenty-six weeks of 2026 from $236.4 million in the same period of 2025. Cost of sales as a percentage of sales decreased to 59.7% in the first twenty-six weeks of 2026 from 60.2% in the same period of 2025. The change was due to higher merchandise margin and lower shrink, partially offset by higher freight expense.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $8.2 million, or 5.4%, to $162.0 million in the first twenty-six weeks of 2026 from $153.8 million in the same period of 2025. The increase was primarily driven by certain store expense to support additional sales. As a percentage of sales, Selling, general and administrative expenses decreased to 36.6% in the first twenty-six weeks of 2026 from 39.2% in the same period of 2025, due to the aforementioned items.

Depreciation. Depreciation expense increased $1.7 million, or 18.3%, to $10.6 million in the first twenty-six weeks of 2026 from $8.9 million in the same period of 2025 primarily due to increase in property and equipment.

Impairment. There were no non-cash impairment expenses related to underperforming stores in the first twenty-six weeks of 2026 compared to $0.3 million in the first twenty-six weeks of 2025, comprised of leasehold improvements and fixtures and equipment.

Gain on Sale of Building. Gain on sale of the corporate office building was $11.0 million in the second quarter of 2025.

Income Tax Benefit. Income tax benefit of $.14 million was recognized in the first twenty-six weeks of 2026. No income tax benefit was recognized in the first twenty-six weeks of 2025. We used the annual effective tax rate to determine income tax benefit based upon interim period results.

Net Income (Loss). Net income was $6.8 million in the first twenty-six weeks of 2026 compared to net income of $4.7 million in the same period of 2025 due to the factors discussed above.

Liquidity and Capital Resources

Capital Allocation

Our capital allocation strategy is to maintain adequate liquidity to prioritize investments in opportunities to profitably grow our business and maintain current operations. Our existing share repurchase authorization also remains in place with $40 million of authorization outstanding. We will deploy or return capital based on the opportunities available to us, market conditions, and ultimately, where we believe we can generate the greatest long term value for our shareholders. Our quarter-end cash and cash equivalents balance was $55.9 million compared to $50.4 million at the end of the second quarter last year. Until required for other purposes, we maintain cash and cash equivalents in deposit or money market accounts.

Our principal sources of liquidity consist of: (i) cash and cash equivalents on hand; (ii) short-term trade credit arising from customary payment terms and trade practices with our vendors; (iii) cash generated from operations on an ongoing basis; and (iv) a revolving credit facility with a $75 million credit commitment.

On August 25, 2026, the Company filed a registration statement on Form S-3 relating to the potential offer and sale from time to time of up to $100 million of its common stock. Once effective, the registration statement will provide the Company with additional flexibility to access the capital markets and support potential future capital needs. The Company currently has no definitive plans to issue securities under the registration statement, and no securities have been issued thereunder as of the date of this report.

Inventory

Our quarter-end inventory balance was $126.4 million, a 7.5% increase compared to $117.6 million at the end of the second quarter last year. The increase was primarily driven by inventory investments to support strong customer demand.

Capital Expenditures

Capital expenditures in the first twenty-six weeks of 2026 were $15.6 million, an increase of $7.9 million over the first twenty-six weeks of 2025, as we increased our investments in new stores and remodels. We anticipate capital expenditures in fiscal 2026 to be in the range of $35 million to $40 million, primarily for new stores and remodeling of existing stores.

Share Repurchases

No shares were repurchased in the first tweny-six weeks of fiscal 2026. In the first twenty-six weeks of fiscal 2025, we returned $6.3 million to stockholders through share repurchases. See Part II, Item 2 of this Report and Note 8 to the Financial Statements for more information.

Revolving Credit Facility

We have a revolving credit facility that matures in April 2030 and provides a $75 million credit commitment and a $25 million uncommitted “accordion” feature. Additional details of the credit facility are in Note 4 to the Financial Statements. At the end of the second quarter of 2026, we had no borrowings under the credit facility and $2.2 million in letters of credit outstanding.

Cash Flows

Cash Flows From Operating Activities. Net cash provided by operating activities was $6.7 million in the first twenty-six weeks of 2026 compared to net cash used in operating activities of $7.1 million in the same period of 2025. Significant sources of cash for the first twenty-six weeks of 2026 included net income adjusted for non-cash items totaling $45.0 million compared to net income adjusted for non-cash items of $29.9 million in the first twenty-six weeks of 2025.

Significant uses of cash from operating activities in the first twenty-six weeks of 2026 included (1) a $21.8 million decrease in accrued expenses and other long-term liabilities (compared to a $29.6 million decrease in the first twenty-six weeks of 2025) due primarily to payments of operating lease liabilities; (2) a $7.9 million increase in prepaid and other current assets compared to a $9.4 million dollar increase in the first twenty-six weeks of 2025; (3) a $12.9 million increase in inventory in the first twenty-six weeks of 2026 compared to a $5.1 million decrease in inventory for the same period in 2025 and (4) a $2.8 million decrease in accrued compensation in the first twenty-six weeks of 2026 compared to a $2.0 increase in the same period last year.

Cash Flows From Investing Activities. Cash used in investing activities was $15.6 million in the first twenty-six weeks of 2026 compared to $3.5 million provided in the same period last year. Cash used of $15.6 million in the first twenty-six weeks of fiscal 2026 consisted of purchases of property and equipment. The cash provided of $3.5 million in the first twenty-six weeks of 2025 was from the sale of a building for $11.2 million, offset by $7.7 million used for the purchases of property and equipment.

Cash Flows From Financing Activities. Cash used in financing activities was $1.3 million in the first twenty-six weeks of 2026 compared to $7.1 million in the same period last year. Cash used in the first twenty-six weeks of fiscal 2026 was $1.3 million to settle withholding taxes on the vesting of restricted stock, compared to $0.8 million used to settle withholding taxes on the vesting of restricted stock and $6.3 million for share repurchases in the first twenty-six weeks of fiscal 2025.

Cash Requirements and Commitments

Our principal cash requirements consist of (1) inventory purchases; (2) capital expenditures to invest in our infrastructure; and (3) operational needs, including salaries, occupancy costs, taxes and other operating costs. We may also use cash to fund any share repurchases, make any required debt payments and satisfy other contractual obligations. Historically, we have met these cash requirements using cash flow from operations and short-term trade credit. As of August 1, 2026, our contractual commitments for operating leases totaled $224.8 million (with $64.9 million due within 12 months). See Note 11 to the Financial Statements for more information regarding lease commitments.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risk during the twenty-six weeks ended August 1, 2026 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2026.

Item 4. Controls and Procedures.

We have carried out an evaluation under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of August 1, 2026 pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based on that evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information has been accumulated and communicated to our management, including the officers who certify our financial reports, as appropriate, to allow timely decisions regarding the required disclosures.

Our disclosure controls and procedures are designed to provide reasonable assurance that the controls and procedures will meet their objectives. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended August 1, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are from time to time involved in various legal proceedings incidental to the conduct of our business, including claims by customers, landlords, employees, or former employees. Once it becomes probable that we will incur costs in connection with a legal proceeding and such costs can be reasonably estimated, we establish appropriate reserves. While legal proceedings are subject to uncertainties and the outcome of any such matter is not predictable, we are not aware of any legal proceedings pending or threatened against us that we expect to have a material adverse effect on our financial condition, results of operations or liquidity.

Item 1A. Risk Factors.

There have been no material changes to the Risk Factors described under the section “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Information on Share Repurchases

The Company did not repurchase any shares in the second quarter of 2026. As of August 1, 2026, $40.0 million remained under the Company’s stock repurchase authorization.

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

CITI TRENDS, INC.

Date: September 9, 2026

	By:	/s/ Heather Plutino
	Name:	Heather Plutino
	Title:	Chief Financial Officer